Form 10-Q
period 1996-03-31
I2 TECHNOLOGIES INC
filed 1996-05-28
CIK 1009304

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____________

                        Commission file number 0-28030



                             i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)



         DELAWARE                                        75-2294945
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 909 E. LAS COLINAS BLVD., 16TH FLOOR,
           IRVING, TEXAS                                   75039
(Address of principal executive offices)                 (Zip code)

                                 (214) 860-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                             Yes         No   X
                                 ----       ----

As of April 30, 1996, the Registrant had outstanding 24,407,240 shares of Common Stock, $.00025 par value.


================================================================================
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
PART I           FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 1995 and
                    March 31, 1996                                                               3

                 Condensed Consolidated Statements of Income for the Three Months
                    Ended March 31, 1995 and March 31, 1996                                      4

                 Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 1995 and March 31, 1996                               5

                 Notes to Condensed Consolidated Financial Statements                            6

   Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        8


PART II  OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote of Security Holders                            14

   Item 6.       Exhibits and Reports on Form 8-K                                               14


SIGNATURES                                                                                      15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                December 31,            March 31,
                                                                                    1995                   1996
                                                                               --------------         ---------------
                                                                                                        (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                    $        5,930         $        10,014
  Short-term investments                                                                 --                     2,459
  Accounts receivable, net                                                              7,919                   4,554
  Contract receivables, net                                                             1,176                   1,636
  Income tax receivable                                                                 1,151                     981
  Prepaid and other current assets                                                        543                     797
                                                                               --------------         ---------------
    Total current assets                                                               16,719                  20,441
Furniture and equipment, net                                                            3,127                   4,170
Deferred income taxes and other assets                                                     64                      63
                                                                               --------------         ---------------
    Total assets                                                               $       19,910         $        24,674
                                                                               ==============         ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $        1,048         $         1,366
  Accrued liabilities                                                                   1,618                   2,110
  Current portion of long-term debt                                                       278                     309
  Current portion of deferred revenue                                                   7,474                  11,093
  Income taxes payable                                                                    425                     102
                                                                               --------------         ---------------
    Total current liabilities                                                          10,843                  14,980
Long-term debt                                                                          1,075                     990
Deferred revenue                                                                          291                     235
Deferred income taxes                                                                     141                     121
                                                                               --------------         ---------------
    Total liabilities                                                                  12,350                  16,326
                                                                               --------------         ---------------
Commitments
Stockholders' equity:
  Preferred Stock, $.001 par value, 5,000,000 shares authorized,
    none issued                                                                          --                      --
  Common Stock, $.00025 par value, 50,000,000 shares
    authorized, 21,703,242 and 21,868,835 shares issued
    and outstanding, respectively                                                           5                       6
  Additional paid-in capital                                                            2,169                   3,130
  Deferred compensation                                                                (1,739)                 (2,420)
  Retained earnings                                                                     7,125                   7,632
                                                                               --------------         ---------------
    Total stockholders' equity                                                          7,560                   8,348
                                                                               --------------         ---------------
    Total liabilities and stockholders' equity                                 $       19,910         $        24,674
                                                                               ==============         ===============

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        1995           1996
                                                    -----------    ------------
Revenues:
  Software licenses                                 $    2,546     $      9,620
  Services                                                 815            1,844
  Maintenance                                              578            1,208
                                                    ----------     ------------
    Total revenues                                       3,939           12,672
                                                    ----------     ------------
Costs and expenses:
  Cost of software licenses                                  5            1,515
  Cost of services and maintenance                         570            1,567
  Sales and marketing                                    1,143            4,893
  Research and development                                 518            2,708
  General and administrative                               516            1,292
                                                    ----------     ------------
    Total costs and expenses                             2,752           11,975
                                                    ----------     ------------
Operating income                                         1,187              697

Other income                                                 3              127
                                                    ----------     ------------
Income before income taxes                               1,190              824
Provision for income taxes                                 407              317
                                                    ----------     ------------
Net income                                          $      783     $        507
                                                    ==========     ============
Net income per share                                $     0.03     $       0.02

Weighted average common and common equivalent
  shares outstanding                                    23,268           25,110


                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Three Months Ended March 31,
                                                                         -------------------------------
                                                                             1995               1996
                                                                         ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $      783       $         507
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                               122                 640
    Provision for losses on receivables                                           9                 182
    Amortization of deferred compensation                                      --                   229
    Deferred income taxes                                                        11                 (35)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                             (1,482)              3,291
      Increase in contract receivables                                         (854)               (568)
      Decrease in income tax receivable                                        --                   170
      (Increase) decrease in prepaid and other assets                            12                (238)
      Increase in accounts payable                                               17                 318
      Increase (decrease) in accrued liabilities                                (47)                492
      Increase (decrease) in income taxes payable                                43                (323)
      Increase in deferred revenue                                              637               3,563
                                                                         ----------       -------------
        Net cash provided by (used in) operating activities                    (749)              8,228
                                                                         ----------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment                                         (393)             (1,683)
  Purchases of short-term investments                                          --                (2,459)
                                                                         ----------       -------------
        Net cash used in investing activities                                  (393)             (4,142)
                                                                         ----------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  100                --
  Payments on long-term debt                                                    (23)                (54)
  Net proceeds from exercise of stock options                                  --                    52
                                                                         ----------       -------------
        Net cash provided by (used in) financing activites                       77                  (2)
                                                                         ----------       -------------
Net increase (decrease) in cash and cash equivalents                         (1,065)              4,084
  Cash and cash equivalents at beginning of period                            3,422               5,930
                                                                         ----------       -------------
  Cash and cash equivalents at end of period                             $    2,357       $      10,014
                                                                         ==========       =============

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on February 28, 1996, as amended (Registration No. 333-01752).

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2.  NET INCOME PER SHARE

         Net income per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the net income per share calculation for the three months ended March 31, 1995 as if they were outstanding for the entire period using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented. Share and per share amounts for 1995 have been adjusted to reflect the April 1995 two-for-one stock split and the December 1995 two-for-one stock split.

3.  SHORT-TERM INVESTMENTS

         Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company considers its securities as "available-for-sale" and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", would record its investments at fair value. However, as the difference between cost and fair value was immaterial, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material.

4.  DEFERRED COMPENSATION EXPENSE

         The Company recorded deferred compensation expense of $910,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in the first quarter of 1996. This amount is being amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in the first quarter of 1996 totaled $229,000 and at March 31, 1996, deferred compensation totaled $2,420,000.

5.  STOCK-BASED EMPLOYEE COMPENSATION

         The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. However, companies are allowed to continue to apply the provisions of APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. As such, the Company will only be required to supplement its year-end financial statements with additional disclosure of its stock-based compensation arrangements.

6.  SUBSEQUENT EVENTS

         On May 1, 1996, the Company completed the initial public offering of its Common Stock. A total of 2,390,400 shares of Common Stock were sold by the Company resulting in net proceeds to the Company of approximately $43.8 million after deducting estimated expenses of the offering of $650,000 and the underwriting discount.

         On May 11, 1996, the board of directors approved an increase in the number of shares authorized for issuance under the Company's 1995 Stock Option/Stock Issuance Plan from 10,000,000 shares to 12,000,000 shares. This action taken by the board of directors is subject to the approval of the Company's stockholders, which is expected at the Company's 1997 annual meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and sells supply chain management software under the name "Rhythm". Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from raw materials procurement through work-in-process to customer delivery.

         The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year and collection is considered probable by management. Service revenues are derived from fees for consulting, training and development services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's rapid growth, as well as those factors discussed in the Company's Prospectus dated April 25, 1996 relating to the initial public offering of its Common Stock.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                          Three Months Ended March 31,
                                                        -------------------------------
                                                          1995                  1996
                                                        --------             ----------
 Revenues:
     Software licenses                                    64.6%                 75.9%
     Services                                             20.7                  14.6
     Maintenance                                          14.7                   9.5
                                                        ------                 -----
         Total revenues                                  100.0                 100.0
                                                        ------                 -----
 Costs and expenses:
     Cost of software licenses                             0.1                  11.9
     Cost of services and maintenance                     14.5                  12.4
     Sales and marketing                                  29.0                  38.6
     Research and development                             13.2                  21.4
     General and administrative                           13.1                  10.2
                                                        ------                 -----
         Total costs and expenses                         69.9                  94.5
                                                        ------                 -----
 Operating income                                         30.1                   5.5
 Other income                                              0.1                   1.0
                                                        ------                 -----
 Income before income taxes                               30.2                   6.5
 Provision for income taxes                               10.3                   2.5
                                                        ------                 -----
 Net income                                               19.9%                  4.0%
                                                        ======                 =====

   REVENUES

         Total revenues increased 221.7% to $12.7 million in the quarter ended March 31, 1996 from $3.9 million in the quarter ended March 31, 1995. The Company currently derives all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 277.9% to $9.6 million in the quarter ended March 31, 1996 from $2.5 million in the quarter ended March 31, 1995. Revenues from software licenses constituted 75.9% and 64.6% of total revenues in the quarters ended March 31, 1996 and 1995, respectively. The significant increases in software license revenues were primarily due to the growing market acceptance of Rhythm, the continued expansion of the Company's sales and marketing organization and the release of an additional module of the Rhythm software product in the first quarter of 1996. These factors contributed to increases in the number of Rhythm licenses sold and the average dollar amount of software license revenue recognized from individual license agreements in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. In addition, in the quarter ended March 31, 1996, the Company recognized license revenues from a sale which included complimentary software provided by a third-party vendor. The Company did not recognize any license revenues from third-party vendors in the quarter ended March 31, 1995.

         SERVICES. Revenues from services increased 126.4% to $1.8 million in the quarter ended March 31, 1996 from $815,000 in the quarter ended March 31, 1995. Service revenues constituted 14.6% and 20.7% of total revenues in the quarters ended March 31, 1996 and 1995, respectively. The significant increase in the dollar amount of service revenues was primarily due to an increase in the number of Rhythm licenses sold during 1995 and 1996. However, service revenues decreased as a percentage of total revenues due to the sale of additional software licenses to existing customers who did not require significant additional implementation and training services. This contributed to the increase in software license revenue without a corresponding increase in service revenues. Notwithstanding the foregoing, the Company expects that service revenues as a percentage of total revenues will continue to fluctuate on a period to period basis.

         MAINTENANCE. Revenues from maintenance increased 108.9% to $1.2 million in the quarter ended March 31, 1996 from $578,000 in the quarter ended March 31, 1995. Maintenance revenues constituted 9.5% and 14.7% of total revenues in the quarters ended March 31, 1996 and 1995, respectively. The significant increase in dollar amount of maintenance revenues was primarily due to a continued increase in the installed base of clients who have licensed Rhythm and a high percentage of maintenance agreement renewals. However, maintenance revenues decreased as a percentage of total revenues due to a significant increase in license revenues for which the related maintenance revenues will be recognized ratably over the term of the maintenance period. During the quarter ended March 31, 1995, the Company also received several royalty payments on maintenance agreements resulting from Rhythm being integrated into a third party's software product. The Company expects that the dollar amount of maintenance revenues will continue to increase, but should not vary significantly from the percentage of total revenues achieved in the quarter ended March 31, 1996.

   COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) the cost of reproduction and delivery of the software, (ii) the cost of user documentation and (iii) royalty fees associated with third-party software included with the sales of Rhythm. Cost of software licenses was $1.5 million and $5,000 in the quarters ended March 31, 1996 and 1995, representing 15.7% and 0.2% of software license revenues, respectively. The increases in cost of software licenses both in dollar amount and as a percentage of software license revenues were primarily due to the royalty paid to a third-party vendor in connection with a sale that included complementary software provided by such vendor. Although the Company did not incur expense obligations during 1995 under its agreements with third-party software vendors, the Company expects to continue to include third-party software with sales of Rhythm to the extent requested by customers.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with consulting, training and development services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $1.6 million and $570,000 in the quarters ended March 31, 1996 and 1995, representing 51.3% and 40.9% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of service and maintenance revenues were primarily due to the increase in the number of personnel providing consulting and training services to customers. The Company expects to continue to increase the number of training and implementation consultants in the future.

         SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $4.9 million and $1.1 million in the quarters ended March 31, 1996 and 1995, representing 38.6% and 29.0% of total revenues, respectively. The increases in sales and marketing expenses both in dollar amount and as a percentage of total revenues were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions associated with significantly higher revenues and
(iii) increased marketing activities.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $2.7 million and $518,000 in the quarters ended March 31, 1996 and 1995, representing 21.4% and 13.2% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development department. During the third quarter of 1995, the Company also established a wholly owned subsidiary in Canada primarily for research and development activities. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements.

         In accordance with Statement of Financial Accounting Standards No. 86, software development expenses are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal and accounting requirements. General and administrative expenses were $1.3 million and $516,000 in the quarters ended March 31, 1996 and 1995, representing 10.2% and 13.1% of total revenues, respectively. The increase in dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during 1995 and the first quarter of 1996. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

   OTHER INCOME

         Other income consists primarily of interest income on overnight repurchase agreements and short-term investments partially offset by interest expense on the Company's outstanding debt. Other income was $127,000 and $3,000 in the quarters ended March 31, 1996 and 1995, representing 1.0% and 0.1% of total revenues, respectively. The increases in other income both in dollar amount and as a percentage of total revenues were primarily due to higher balances of cash, cash equivalents and short-term investments partially offset by increased interest expense due to higher borrowings under the Company's credit agreements.

   PROVISION FOR INCOME TAXES

         The Company recorded income tax expense of $317,000 and $407,000 in the quarters ended March 31, 1996 and 1995, respectively. The Company's effective income tax rate was 38.5% in the quarter ended March 31, 1996 as compared to 34.2% in the quarter ended March 31, 1995. The Company's effective income tax rate was higher in the first quarter of 1996 due to the non-deductibility of the amortization of deferred compensation expense and higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations and long-term borrowings. The Company's operating activities for the quarter ended March 31, 1996 provided cash of $8.2 million. Cash provided by operations was primarily attributable to net income of $507,000, a decrease in accounts receivable of $3.3 million, an increase in deferred revenue of $3.6 million and depreciation and amortization expense of $696,000. Cash used in investing activities for the quarter ended March 31, 1996 was primarily related to the purchase of $1.7 million of computer equipment and office furniture and $2.5 million of short-term investments. At March 31, 1996, the Company did not have material commitments for capital expenditures.

          As of March 31, 1996, the Company had $5.5 million of working capital, including $10.0 million in cash and cash equivalents and $2.5 million in short-term investments. Accounts receivable decreased to $4.6 million at March 31, 1996 from $7.9 million at December 31, 1995 and the average days' sales outstanding, excluding contract receivables, was 42 days at March 31, 1996 as compared to 66 days at December 31, 1995. The decrease in accounts receivable balance and average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at December 31, 1995. As a significant portion of the Company's software license revenues are usually generated and billed in the last month of a quarter, the Company expects its average days' sales outstanding to increase in future periods from the level at March 31, 1996. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables in which the related revenues may not yet be recognizable. Contract receivables consist primarily of contractually scheduled amounts due from customers that, based on negotiations with the individual customers, provide for terms which are longer than typical trade terms. Contract receivables increased from $1.2 million at December 31, 1995 to $1.6 million at March 31, 1996 primarily due to the extended payment terms of a significant license agreement partially offset by collections of contract receivables outstanding at December 31, 1995. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company. Total deferred revenue increased to $11.3 million at March 31, 1996 from $7.8 million at December 31, 1995 primarily as a result of payments received from several customers for software to be delivered during 1996.

         The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires on June 1, 1997. The maximum amount of borrowings under the credit agreement is $3.0 million subject to a borrowing base limitation consisting, in the aggregate, of 75% of eligible accounts receivable, 50% of license revenue receivables to be collected within one year and 100% of cash and certain cash equivalents. Borrowings under the revolving credit agreement bear interest at the Lender's prime lending rate plus 1% (resulting in a rate of 9.25% at March 31, 1996). At March 31, 1996, the Company had $100,000 of borrowings outstanding under the revolving credit agreement, with the unused portion fully available to the Company. At March 31, 1996, the Company also had outstanding borrowings in the aggregate amount of $1.2 million under additional credit agreements with the Lender, which includes $309,000 of current maturities, at interest rates of approximately 9.25% per annum, incurred primarily for equipment purchases. Amounts outstanding under these additional credit agreements are scheduled to be paid in monthly installments through June 1, 2000. The Company's credit agreements with the Lender are collateralized by a security interest in substantially all of the Company's assets. Furthermore, such credit agreements include a number of financial covenants and restrictions, including the following: (i) maintenance of minimum tangible net worth of at least 120% of the tangible net worth of the Company as of the end of a specified prior fiscal year, (ii) maintenance of a ratio of total liabilities (less deferred revenue) to tangible net worth of not more than 2-to-1, (iii) maintenance of a fixed charge coverage ratio of not less than 3-to-1, (iv) restrictions on granting liens or security interests in assets, (v) restrictions on any sale of assets of the Company, other than in the ordinary course of its business, or any merger, consolidation or change of control of the

Company, (vi) restrictions on lending or advancing funds to any person or entity in excess of $100,000 and (vii) restrictions on permitting the Company's current Chief Executive Officer to reduce his current involvement in the management of the Company's operations.

         On May 1, 1996, the Company completed the initial public offering of its Common Stock. A total of 2,390,400 shares of Common Stock was sold by the Company resulting in net proceeds to the Company of approximately $43.8 million after deducting estimated expenses of the offering of $650,000 and the underwriting discount. The Company currently intends to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business, as well as for possible repayment of amounts outstanding under the revolving and credit agreements. The Company may also apply a portion of the net proceeds of the offering to acquire businesses, products and technologies that are complementary to the Company.

         The Company believes that existing cash and cash equivalent balances, short-term investment balances, net proceeds from the initial public offering, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional sources of financing.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's future operating results are dependent upon continued market acceptance of Rhythm and enhancements thereto. A decline in demand for, or market acceptance of, Rhythm as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

         A significant portion of the Company's revenues in any quarter are typically derived from a limited number of large, non-recurring license sales. For example, a single customer accounted for a majority of the Company's revenues in the quarter ended March 31, 1996 and a different customer accounted for a majority of the Company's revenues in the quarter ended March 31, 1995. In addition, like many software companies, the Company typically realizes a significant portion of its software license revenues in the last month of a quarter. License agreements entered into during a quarter may not meet the Company's revenue recognition criteria and as such, the Company could meet or exceed its forecast of license activity without meeting its forecast for revenues. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, sales derived through indirect channels, which may have lower margins than direct sales and are harder to predict, may in the future increase as a percentage of total revenues. As a result of these and other factors, the Company's quarterly results are likely to be subject to significant fluctuations in the future. There can be no assurance that the Company's historical growth rates or operating margins can be sustained in the future.

         Quarterly fluctuations also depend on factors such as the size and timing of significant orders, increased competition, the timing of release and market acceptance of new or enhanced versions of the Company's products, changes in pricing policies of the Company or its competitors, budgeting cycles of its customers, changes in operating expenses, foreign currency exchange rate fluctuations and general economic factors. Furthermore, the Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital (which during 1995, other than for one significant large sale, generally ranged from approximately $150,000 to $3.5 million). As a result, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

         The Company's expense levels are based, in part, on its expected future revenues. If revenues are below expectations, operating results and net income are likely to be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. The Company may choose to reduce prices or invest significant resources in research and development efforts in response to competition or to pursue new market opportunities. There can be no assurance that revenues will grow in future periods, that they will grow at historical rates, or that the Company will remain profitable.

         The Company recorded noncash deferred compensation of approximately $910,000 during the first quarter of 1996 in connection with certain options granted during such quarter. Amortization of deferred compensation was $229,000 in the quarter ended March 31, 1996 and the unamortized balance of deferred compensation at March 31, 1996 was $2.4 million. The unamortized balance of the deferred compensation will be expensed ratably over the vesting periods of the options (primarily four years) and therefore, will continue to impact the Company's operating results through 2000.

                             i2 TECHNOLOGIES, INC.

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By written consent dated March 28, 1996, a majority of the Company's stockholders approved the Company's Employee Stock Purchase Plan, to be effective upon the effectiveness of the Registration Statement relating to the Company's initial public offering of its Common Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibit Index

         Number                        Exhibit Description
         ------    ------------------------------------------------------------
         10.1      Second Amendment to Lease Agreement between i2 Technologies, Inc.
                   and TRST Irving, Inc. dated as of February 23, 1996

         11.1      Statement of Computation of Net Income Per Share

         27.1      Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             i2 TECHNOLOGIES, INC.
                                     ------------------------------------------



  May 28, 1996                       /s/ Sanjiv S. Sidhu
  ------------                       ------------------------------------------
   (Date)                            Sanjiv S. Sidhu
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal executive officer)


  May 28, 1996                       /s/ David F. Cary
  ------------                       ------------------------------------------
   (Date)                            David F. Cary
                                     Vice President and Chief Financial Officer
                                     (Principal finance and accounting officer)

                               Index to Exhibits

Number           Exhibit Description
- - ------           -------------------

10.1             Second Amendment to Lease Agreement between i2 Technologies, Inc.
                 and TRST Irving, Inc. dated as of February 23, 1996

11.1             Statement of Computation of Net Income Per Share

27.1             Financial Data Schedule