Form 10-Q
period 1996-06-30
I2 TECHNOLOGIES INC
filed 1996-08-09
CIK 1009304

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----    EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -----    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to _______________

                        Commission file number 0 - 28030


                             i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                        75-2294945
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  909 E. LAS COLINAS BLVD., 16TH FLOOR
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
                           Yes    X     No
                                 ---         ---

As of August 6, 1996, the Registrant had outstanding 24,459,390 shares of Common Stock, $.00025 par value.

================================================================================
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
PART I           FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 1995 and
                    June 30, 1996                                                                3

                 Condensed Consolidated Statements of Income for the Three Months
                    and Six Months Ended June 30, 1995 and June 30, 1996                         4

                 Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1995 and June 30, 1996                                 5

                 Notes to Condensed Consolidated Financial Statements                            6

   Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        8


PART II  OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K                                                13


SIGNATURES                                                                                       14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                 December 31,           June 30,
                                                                    1995                  1996
                                                                 ------------         -----------
                                                                                      (unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents                                       $ 5,930              $24,281
   Short-term investments                                               --               28,933
   Accounts receivable, net                                          7,919                8,147
   Contract receivables, net                                         1,176                4,069
   Income tax receivable                                             1,151                1,746
   Prepaid and other current assets                                    543                1,101
                                                                   -------              -------
          Total current assets                                      16,719               68,277
Furniture and equipment, net                                         3,127                4,980
Deferred income taxes and other assets                                  64                   60
                                                                   -------              -------
          Total assets                                             $19,910              $73,317
                                                                   =======              =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 1,048              $ 1,622
   Accrued liabilities                                               1,618                4,826
   Current portion of long-term debt                                   278                 --
   Current portion of deferred revenue                               7,474               11,765
   Income taxes payable                                                425                  199
                                                                   -------              -------
          Total current liabilities                                 10,843               18,412
Long-term debt                                                       1,075                  100
Deferred revenue                                                       291                  196
Deferred income taxes                                                  141                  118
                                                                   -------              -------
          Total liabilities                                         12,350               18,826
                                                                   -------              -------
Commitments
Stockholders' equity:
   Preferred Stock, $.001 par value, 5,000,000 shares authorized,
          none issued                                                   --                   --
   Common Stock, $.00025 par value, 50,000,000 shares
          authorized, 21,703,242 and 24,450,744 shares issued
          and outstanding, respectively                                  5                    6
   Additional paid-in capital                                        2,169               47,908
   Deferred compensation                                            (1,739)              (2,235)
   Retained earnings                                                 7,125                8,812
                                                                   -------              -------
          Total stockholders' equity                                 7,560               54,491
                                                                   -------              -------
          Total liabilities and stockholders' equity               $19,910              $73,317
                                                                   =======              =======

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended                       Six Months Ended
                                                      June 30,                                June 30,
                                            --------------------------               --------------------------
                                              1995               1996                  1995               1996
                                            -------            -------               -------            -------
Revenues:
   Software licenses                        $ 3,910            $10,592               $ 6,456            $20,212
   Services                                   1,015              3,401                 1,830              5,245
   Maintenance                                  513              1,598                 1,091              2,806
                                            -------            -------               -------            -------
      Total revenues                          5,438             15,591                 9,377             28,263
                                            -------            -------               -------            -------

Costs and expenses:
   Cost of software licenses                      6                118                    11              1,633
   Cost of services and maintenance             676              2,995                 1,246              4,563
   Sales and marketing                        2,073              6,417                 3,216             11,309
   Research and development                     726              2,973                 1,243              5,681
   General and administrative                   595              1,622                 1,111              2,914
                                            -------            -------               -------            -------
      Total costs and expenses                4,076             14,125                 6,827             26,100
                                            -------            -------               -------            -------
Operating income                              1,362              1,466                 2,550              2,163

Other income (expense)                          (24)               452                   (22)               580
                                            -------            -------               -------            -------
Income before income taxes                    1,338              1,918                 2,528              2,743
Provision for income taxes                      458                738                   865              1,056
                                            -------            -------               -------            -------
Net income                                  $   880            $ 1,180               $ 1,663            $ 1,687
                                            =======            =======               =======            =======
Net income per share                        $  0.03            $  0.04               $  0.07            $  0.06

Weighted average common and common
   equivalent shares outstanding             24,804             27,427                24,520             26,372


                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                1995               1996
                                                               ------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $1,663            $ 1,687
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               288                992
      Provision for losses on receivables                           9                 59
      Amortization of deferred compensation                      --                  414
      Deferred income taxes                                       169                 26
      Changes in operating assets and liabilities:
         Increase in accounts receivable                       (2,123)              (287)
         Increase in contract receivables                        (682)            (2,893)
         Increase in income tax receivable                       (265)              (595)
         Increase in prepaid and other assets                     (82)              (603)
         Increase in accounts payable                             319                574
         Increase in accrued liabilities                          508              3,208
         Decrease in income taxes payable                         (98)              (226)
         Increase in deferred revenue                             609              4,196
                                                               ------            -------
            Net cash provided by operating activities             315              6,552
                                                               ------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and equipment                          (881)            (2,845)
   Purchases of short-term investments                           --              (28,933)
                                                               ------            -------
            Net cash used in investing activities                (881)           (31,778)
                                                               ------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                   610               --
   Payments on long-term debt                                    (549)            (1,253)
   Net proceeds from sale of common stock
      and exercise of stock options                              --               44,493
   Tax benefit of stock options                                  --                  337
                                                               ------            -------
            Net cash provided by financing activites               61             43,577
                                                               ------            -------

Net increase (decrease) in cash and cash equivalents             (505)            18,351
Cash and cash equivalents at beginning of period                3,422              5,930
                                                               ------            -------
Cash and cash equivalents at end of period                     $2,917            $24,281
                                                               ======            =======


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

         The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Prospectus dated April 25, 1996 relating to the initial public offering of its Common Stock.

         The results of operations for the three and six month period ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2.  NET INCOME PER SHARE

         Net income per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the net income per share calculation for the three and six month period ended June 30, 1995 as if they were outstanding for the entire period using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented. Share and per share amounts for 1995 have been adjusted to reflect the April 1995 two- for-one stock split and the December 1995 two-for-one stock split.

3.  SHORT-TERM INVESTMENTS

         Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company considers its securities as "available-for-sale" and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", would record its investments at fair value. However, as the difference between cost and fair value was immaterial, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material. As of June 30, 1996, the Company's investments consisted primarily of high quality municipal bonds and U.S. Treasury securities with maturities ranging from one to eight months.

4.  BORROWINGS

         On June 11, 1996, the Company repaid all of the outstanding balances under the Term Note and the New Equipment Credit Agreement of approximately $1.2 million. The Company's Revolving Credit Agreement, which was recently amended and extended until June 1, 1998, contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The Revolving Credit Agreement is no longer subject to a borrowing base limitation and the borrowings under the Revolving Credit Agreement bear interest at the Lender's prime lending rate (8.25% at June 30, 1996). As of June 30, 1996, the Company had $100,000 of borrowings outstanding under the Revolving Credit Agreement.

5.  DEFERRED COMPENSATION EXPENSE

         The Company recorded deferred compensation expense of $910,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in the first quarter of 1996. This amount is being amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in the three and six months ended June 30, 1996 totaled $185,000 and $414,000, respectively, and at June 30, 1996, deferred compensation totaled $2.2 million.

6.  INITIAL PUBLIC OFFERING

         On May 1, 1996, the Company completed the initial public offering of its Common Stock. A total of 2,390,400 shares of Common Stock were sold by the Company resulting in net proceeds to the Company of $43.7 million after deducting expenses of the offering of $745,000 and the underwriting discount.

7.  1995 STOCK OPTION/STOCK ISSUANCE PLAN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and sells supply chain management software under the name Rhythm(R). Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from raw materials procurement through work-in-process to customer delivery.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                             ----------------------                ---------------------
                                              1995             1996                 1995            1996
                                             -----            -----                -----           -----
Revenues:
    Software licenses                         71.9 %           67.9 %               68.9 %          71.5 %
    Services                                  18.7             21.8                 19.5            18.6
    Maintenance                                9.4             10.3                 11.6             9.9
                                             -----            -----                -----           -----
        Total revenues                       100.0            100.0                100.0           100.0
                                             -----            -----                -----           -----
Costs and expenses:
    Cost of software licenses                  0.1              0.8                  0.1             5.8
    Cost of services and maintenance          12.4             19.2                 13.3            16.1
    Sales and marketing                       38.1             41.1                 34.3            40.0
    Research and development                  13.4             19.1                 13.3            20.1
    General and administrative                11.0             10.4                 11.8            10.3
                                             -----            -----                -----           -----
        Total costs and expenses              75.0             90.6                 72.8            92.3
                                             -----            -----                -----           -----
Operating income                              25.0              9.4                 27.2             7.7
Other income (expense)                        (0.4)             2.9                 (0.2)            2.0
                                             -----            -----                -----           -----
Income before income taxes                    24.6             12.3                 27.0             9.7
Provision for income taxes                     8.4              4.7                  9.3             3.7
                                             -----            -----                -----           -----
Net income                                    16.2 %            7.6 %               17.7 %           6.0 %
                                             =====            =====                =====           =====

   REVENUES

         Total revenues increased 186.7% to $15.6 million in the quarter ended June 30, 1996 from $5.4 million in the quarter ended June 30, 1995. In the first six months of 1996, total revenues increased 201.4% to $28.3 million from $9.4 million in the first six months of 1995. The Company currently derives all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 170.9% to $10.6 million in the quarter ended June 30, 1996 from $3.9 million in the quarter ended June 30, 1995. In the first six months of 1996, revenues from software licenses increased 213.1% to $20.2 million from $6.5 million in the first six months of 1995. The significant increases in software license revenues were primarily due to the growing market acceptance of Rhythm, the international expansion of the Company's sales and marketing organization and the release of a new version of the Rhythm software product in the fourth quarter of 1995. These factors contributed to increases in the number of Rhythm licenses sold and the average dollar amount of software license revenue recognized from individual license agreements in 1996 as compared to 1995.

         SERVICES. Revenues from services increased 235.1% to $3.4 million in the quarter ended June 30, 1996 from $1.0 million in the quarter ended June 30, 1995. In the first six months of 1996, revenues from services increased 186.6% to $5.2 million from $1.8 million in the first six months of 1995. The significant increase in the dollar amount of service revenues was primarily due to an increase in the number of Rhythm licenses sold during 1995 and 1996 and an increase in the use of third party consultants to provide services to the Company's customers partially offset by the sale of additional software licenses to existing customers who did not require significant additional implementation and training services. Service revenues as a percentage of total revenues have fluctuated and are expected to continue to fluctuate on a period to period basis based upon the demand for implementation, training and consulting services.

         MAINTENANCE. Revenues from maintenance increased 211.5% to $1.6 million in the quarter ended June 30, 1996 from $513,000 in the quarter ended June 30, 1995. In the first six months of 1996, revenues from maintenance increased 157.2% to $2.8 million from $1.1 million in the first six months of 1995. These increases were primarily due to a continued increase in the installed base of clients who have licensed Rhythm and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but should not vary significantly from the percentage of total revenues achieved in the six months ended June 30, 1996.

   COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) the cost of reproduction and delivery of the software, (ii) the cost of user documentation and (iii) royalty fees associated with third-party software included with the sales of Rhythm. Cost of software licenses was $118,000 and $6,000 in the quarters ended June 30, 1996 and 1995, representing 1.1% and 0.2% of software license revenues, respectively. Cost of software licenses was $1.6 million and $11,000 in the first six months of 1996 and 1995, representing 8.1% and 0.2% of software license revenues, respectively. The increases in cost of software licenses both in dollar amount and as a percentage of software license revenues were primarily due to the royalties paid to a third-party vendor during 1996 in connection with software license sales that included complementary software provided by such vendor. Although the Company did not incur expense obligations during 1995 under its agreements with third-party software vendors, the Company expects to continue to include third-party software with sales of Rhythm to the extent requested by customers.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with consulting, training and development services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $3.0 million and $676,000 in the quarters ended June 30, 1996 and 1995, representing 59.9% and 44.2% of service and maintenance revenues, respectively. Cost of services and maintenance was $4.6 million and $1.2 million in the first six months of 1996 and 1995, representing 56.7% and 42.7% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of service and maintenance revenues were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third party consultants. The Company expects to continue to increase the number of consultants, product support and training staff in the future.

         SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $6.4 million and $2.1 million in the quarters ended June 30, 1996 and 1995, representing 41.1% and 38.1% of total revenues, respectively. These same expenses were $11.3 million and $3.2 million in the first six months of 1996 and 1995, representing 40.0% and 34.3% of total revenues, respectively. The increases in sales and marketing expenses both in dollar amount and as a percentage of total revenues were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions associated with significantly higher revenues and
(iii) increased alliance and marketing activities.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $3.0 million and $726,000 in the quarters ended June 30, 1996 and 1995, representing 19.1% and 13.4% of total revenues, respectively. These same expenses were $5.7 million and $1.2 million in the first six months of 1996 and 1995, representing 20.1% and 13.3% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development department. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $1.6 million and $595,000 in the quarters ended June 30, 1996 and 1995, representing 10.4% and 11.0% of total revenues, respectively. These same expenses were $2.9 million and $1.1 million in the first six months of 1996 and 1995, representing 10.3% and 11.8% of total revenues, respectively. The increase in dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during 1995 and the first six months of 1996. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

   OTHER INCOME (EXPENSE)

         Other income (expense) consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense on the Company's outstanding debt. Other income (expense) was $452,000 and ($24,000) in the quarters ended June 30, 1996 and 1995, representing 2.9% and (0.4%) of total revenues, respectively. Other income (expense) was $580,000 and ($22,000) in the first six months of 1996 and 1995, representing 2.0% and (0.2%) of total revenues, respectively. The increases in other income (expense) both in dollar amount and as a percentage of total revenues were primarily due to higher balances of cash, cash equivalents and short-term investments as a result of the initial public offering of the Company's common stock which was completed on May 1, 1996 and the repayment of a majority of the Company's outstanding debt in June 1996.

   PROVISION FOR INCOME TAXES

         The Company recorded income tax expense of $1.1 million and $865,000 in the first six months of 1996 and 1995, respectively. The Company's effective income tax rate was 38.5% in 1996 as compared to 34.2% in 1995. The Company's effective income tax rate was higher in 1996 due to the non-deductibility of the amortization of deferred compensation expense and higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and recently, sales of equity securities. The Company's operating activities for the six months ended June 30, 1996 provided cash of $6.6 million. Cash provided by operations was primarily attributable to net income of $1.7 million, an increase in accrued liabilities of $3.2 million and an increase in deferred revenue of $4.2 million partially offset by an increase in contract receivables of $2.9 million. Cash used in investing activities for the six months ended June 30, 1996 was primarily related to the purchase of $2.8 million of computer equipment and office furniture and $28.9 million of short-term investments. At June 30, 1996, the Company did not have any material commitments for capital expenditures.

          As of June 30, 1996, the Company had $49.9 million of working capital, including $24.3 million in cash and cash equivalents and $28.9 million in short-term investments as compared to $5.9 million of working capital as of December 31, 1995, including $5.9 million of cash and cash equivalents. The increase in working capital was primarily caused by the initial public offering of 2,390,400 shares of its common stock which was completed on May 1, 1996 and generated net proceeds of $43.7 million after deducting offering expenses and the underwriting discount.

         Accounts receivable increased to $8.1 million at June 30, 1996 from $7.9 million at December 31, 1995 and the average days' sales outstanding, excluding contract receivables, was 37 days for the quarter ended June 30, 1996 as compared to 66 days for the year ended December 31, 1995. The decrease in average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at December 31, 1995. The Company expects its average days' sales outstanding to increase in future periods from the level at June 30, 1996. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables in which the related revenues may not yet be recognizable.

         Contract receivables consist primarily of contractually scheduled amounts due from customers that, based on negotiations with the individual customers, provide for terms which are longer than typical trade terms. Contract receivables increased from $1.2 million at December 31, 1995 to $4.1 million at June 30, 1996 primarily due to the extended payment terms of a significant license agreement partially offset by collections of contract receivables outstanding at December 31, 1995. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company. Total deferred revenue increased to $12.0 million at June 30, 1996 from $7.8 million at December 31, 1995 primarily as a result of payments received from several customers for software expected to be delivered during the remainder of 1996 or the first six months of 1997.

         The Company's revolving credit agreement with NationsBank of Texas, N.A. (the "Lender"), which was recently amended and extended until June 1, 1998, contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is no longer subject to a borrowing base limitation and the borrowings under the revolving credit agreement bear interest at the Lender's prime lending rate (8.25% at June 30, 1996). As of June 30, 1996, the Company had $100,000 of borrowings outstanding under the revolving credit agreement. The maximum amount of borrowings under the credit agreement is $3.0 million. On June 11, 1996, the Company repaid all of the outstanding borrowings under the other credit agreements with the Lender of approximately $1.2 million.

         The Company believes that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional sources of financing.

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

         A significant portion of the Company's revenues in any quarter are typically derived from a limited number of large, non-recurring license sales. For example, a single customer accounted for a majority of the Company's revenues in the quarter ended June 30, 1996 and a different customer accounted for a majority of the Company's revenues in the quarter ended June 30, 1995. License agreements entered into during a quarter may not meet the Company's revenue recognition criteria and, as such, the Company could meet or exceed its forecast of aggregate license activity without meeting its forecast for license revenues. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, sales derived through indirect channels, which may have lower margins than direct sales and are harder to predict, may in the future increase as a percentage of total revenues.

         Quarterly fluctuations also depend on factors such as the size and timing of significant orders, increased competition, the timing of release and market acceptance of new or enhanced versions of the Company's products, changes in pricing policies of the Company or its competitors, budgeting cycles of its customers, changes in operating expenses, foreign currency exchange rate fluctuations and general economic factors. Furthermore, the Company believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

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

         Amortization of deferred compensation was $185,000 and $414,000 in the three and six months ended June 30, 1996, respectively, and the unamortized balance of deferred compensation at June 30, 1996 was $2.2 million. The unamortized balance of the deferred compensation will be expensed ratably over the vesting periods of the options (primarily four years) and therefore, will continue to impact the Company's operating results through 2000.

         As a result of these and other factors, the Company's quarterly results are likely to be subject to significant fluctuations in the future. Furthermore, there can be no assurance that the Company's historical growth rates or operating margins can be sustained in the future.

                             i2 TECHNOLOGIES, INC.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibit Index

                 Number                     Exhibit Description
                 ------    ---------------------------------------------
                    10.1   Third Modification Agreement, dated April 26, 1996,
                           between the Company and NationsBank of Texas, N.A.

                    10.2 Fourth Modification Agreement, dated June 26, 1996, between the Company and NationsBank of Texas, N.A.

                    10.3 Fifth Extension and Modification Agreement, dated June 30, 1996, between the Company and NationsBank of Texas, N.A.

                    11.1   Statement of Computation of Net Income Per Share

                    27.1   Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             i2 TECHNOLOGIES, INC.
                               -------------------------------------------------



         August 9, 1996        /s/ Sanjiv S. Sidhu
         --------------        -------------------------------------------------
          (Date)               Sanjiv S. Sidhu
                               Chairman of the Board and Chief Executive Officer
                               (Principal executive officer)


         August 9, 1996        /s/ David F. Cary
         --------------        -------------------------------------------------
          (Date)               David F. Cary
                               Vice President and Chief Financial Officer
                               (Principal finance and accounting officer)

                               INDEX TO EXHIBITS

Number           Exhibit Description                                                          Page
- ------           -------------------                                                          ----
10.1             Third Modification Agreement, dated April 26, 1996, between the
                 Company and NationsBank of Texas, N.A.                                          16

10.2             Fourth Modification Agreement, dated June 26, 1996, between the
                 Company and NationsBank of Texas, N.A.                                       17-18

10.3             Fifth Extension and Modification Agreement, dated June 30, 1996,
                 between the Company and NationsBank of Texas, N.A.                           19-21

11.1             Statement of Computation of Net Income Per Share                                22

27.1             Financial Data Schedule                                                         23