Form 10-Q
period 1996-09-30
I2 TECHNOLOGIES INC
filed 1996-11-13
CIK 1009304

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

               For the quarterly period ended September 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes    X     No
                                                         -----

As of November 8, 1996, the Registrant had outstanding 24,574,239 shares of Common Stock, $.00025 par value.


================================================================================
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1995 and
           September 30, 1996                                                    3

         Condensed Consolidated Statements of Income for the Three Months
           and Nine Months Ended September 30, 1995 and September 30, 1996       4

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1995 and September 30, 1996                5

         Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 8


PART II  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                        14


SIGNATURES                                                                       15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            i2 TECHNOLOGIES,INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     December 31,             September 30,
                                                                        1995                      1996
                                                                      --------                  --------
                                                                                               (unaudited)
                       ASSETS
Current assets:
    Cash and cash equivalents                                         $  5,930                  $ 26,158
    Short-term investments                                                 --                     26,484
    Accounts receivable, net                                             7,919                    14,418
    Contract receivables, net                                            1,176                     6,501
    Income tax receivable                                                1,151                       892
    Prepaid and other current assets                                       543                     1,833
                                                                      --------                  --------
       Total current assets                                             16,719                    76,286
Furniture and equipment, net                                             3,127                     5,910
Deferred income taxes and other assets                                      64                        60
                                                                      --------                  --------
       Total assets                                                   $ 19,910                  $ 82,256
                                                                      ========                  ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     1,048                  $  2,504
    Accrued liabilities                                                  1,618                     7,546
    Current portion of long-term debt                                      278                       --
    Current portion of deferred revenue                                  7,474                    15,354
    Income taxes payable                                                   425                        48
                                                                      --------                  --------
       Total current liabilities                                        10,843                    25,452
Long-term debt                                                           1,075                       100
Deferred revenue                                                           291                       145
Deferred income taxes                                                      141                        80
                                                                      --------                  --------
       Total liabilities                                                12,350                    25,777
                                                                      --------                  --------
Commitments
Stockholders' equity:
    Preferred Stock, $.001 par value, 5,000,000 shares authorized,
       none issued                                                         --                        --
    Common Stock, $.00025 par value, 50,000,000 shares
       authorized 21,703,242 and 24,484,760 shares issued
       and outstanding, respectively                                         5                         6
    Additional paid-in capital                                           2,169                    47,964
    Deferred compensation                                               (1,739)                   (2,050)
    Retained earnings                                                    7,125                    10,559
                                                                      --------                  --------
       Total stockholders' equity                                        7,560                    56,479
                                                                      --------                  --------
       Total liabilities and stockholders' equity                     $ 19,910                  $ 82,256
                                                                      ========                  ========

                           See accompanying notes.

                             i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                -------------------      ----------------------
                                                  1995       1996          1995          1996
                                                -------    --------      --------      --------
Revenues:
   Software licenses                            $ 5,256    $ 14,106      $ 11,712      $ 34,319
   Services                                       1,494       5,512         3,324        10,756
   Maintenance                                      559       1,912         1,650         4,717
                                                -------    --------      --------      --------
       Total revenues                             7,309      21,530        16,686        49,792
                                                -------    --------      --------      --------

Costs and expenses:
   Cost of software licenses                         26         791            37         2,424
   Cost of services and maintenance               1,007       4,774         2,253         9,336
   Sales and marketing                            2,445       7,930         5,661        19,239
   Research and development                       1,117       3,884         2,361         9,565
   General and administrative                       935       1,896         2,046         4,810
                                                -------    --------      --------      --------
       Total costs and expenses                   5,530      19,275        12,358        45,374
                                                -------    --------      --------      --------

Operating income                                  1,779       2,255         4,328         4,418

Other income (expense)                              (13)        584           (34)        1,164
                                                -------    --------      --------      --------

Income before income taxes                        1,766       2,839         4,294         5,582
Provision for income taxes                          604       1,092         1,469         2,148
                                                -------    --------      --------      --------
Net income                                      $ 1,162    $  1,747      $  2,825      $  3,434
                                                =======    ========      ========      ========
Net income per share                            $  0.05    $   0.06      $   0.11      $   0.13

Weighted average common and common
   equivalent shares outstanding                 25,030      28,102        24,836        26,970


                            See accompanying notes.

                            i2 TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)


                                                                                    Nine Months Ended September 30,
                                                                                     ----------------------------
                                                                                       1995                1996
                                                                                     --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $  2,825            $  3,434
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                    535               1,571
         Provision for losses on receivables                                               12                 119
         Amortization of deferred compensation                                            --                  599
         Deferred income taxes                                                            228                  (5)
         Changes in operating assets and liabilities:
               Increase in accounts receivable                                         (4,794)             (6,618)
               Increase in contract receivables                                           (56)             (5,325)
               (Increase) decrease in income tax receivable                              (847)                259
               Increase in prepaid and other assets                                      (508)             (1,342)
               Increase in accounts payable                                               368               1,456
               Increase in accrued liabilities                                          1,315               5,928
               Decrease in income taxes payable                                           (98)               (377)
               Increase in deferred revenue                                             2,929               7,734
                                                                                     --------            --------
                  Net cash provided by operating activities                             1,909               7,433
                                                                                     --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of furniture and equipment                                               (1,568)             (4,354)
    Purchases of short-term investments                                                   --              (37,484)
    Proceeds from sale of short-term investments                                          --               11,000
                                                                                     --------            --------
                  Net cash used in investing activities                                (1,568)            (30,838)
                                                                                     --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                        3,110                 --
    Payments on long-term debt                                                           (589)             (1,253)
    Net proceeds from sale of common stock
         and exercise of stock options                                                    --               44,496
    Tax benefit of stock options                                                          --                  390
                                                                                     --------            --------
                  Net cash provided by financing activities                             2,521              43,633
                                                                                     --------            --------

Net increase in cash and cash equivalents                                               2,862              20,228
Cash and cash equivalents at beginning of period                                        3,422               5,930
                                                                                     --------            --------
Cash and cash equivalents at end of period                                           $  6,284            $ 26,158
                                                                                     ========            ========

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

         The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2.  NET INCOME PER SHARE

         Net income per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the net income per share calculation for the three and nine month periods ended September 30, 1995 as if they were outstanding for the entire period using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented. Share and per share amounts for 1995 have been adjusted to reflect the April 1995 two-for-one stock split and the December 1995 two-for-one stock split.

3.  SHORT-TERM INVESTMENTS

         Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company considers its securities as "available-for-sale" and, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", would record its investments at fair value. However, as the difference between cost and fair value was immaterial, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material. As of September 30, 1996, the Company's investments consisted primarily of high quality municipal bonds and U.S. Treasury securities with maturities ranging from one to eight months.

4.  BORROWINGS

         In June 1996, the Company repaid all of the outstanding balances under the Term Note and the New Equipment Credit Agreement of approximately $1.2 million. The Company's Revolving Credit Agreement, which was amended and extended until June 1, 1998, contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The Revolving Credit Agreement is no longer subject to a borrowing base limitation and the borrowings under the Revolving Credit Agreement bear interest at the Lender's prime lending rate (8.25% at September 30, 1996). As of September 30, 1996, the Company had $100,000 of borrowings outstanding under the Revolving Credit Agreement.

5.  DEFERRED COMPENSATION EXPENSE

         The Company recorded deferred compensation expense of $910,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in the first quarter of 1996. This amount is being amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in the three and nine months ended September 30, 1996 totaled $185,000 and $599,000, respectively, and at September 30, 1996, deferred compensation totaled $2.1 million.

6.  INITIAL PUBLIC OFFERING

         In May 1996, the Company completed the initial public offering of its Common Stock. A total of 2,390,400 shares of Common Stock were sold by the Company resulting in net proceeds to the Company of $43.7 million after deducting expenses of the offering of $745,000 and the underwriting discount.

7.  1995 STOCK OPTION/STOCK ISSUANCE PLAN

         In May 1996, the board of directors approved an increase in the number of shares authorized for issuance under the Company's 1995 Stock Option/Stock Issuance Plan from 10,000,000 shares to 12,000,000 shares. This action taken by the board of directors is subject to the approval of the Company's stockholders, which is expected at the Company's 1997 annual meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and sells decision support, supply chain management software under the name Rhythm(R). Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from raw materials procurement through work-in-process to customer delivery. Rhythm enables customers to model complex, multi-site supply chains and rapidly generate integrated solutions to planning and scheduling problems such as production bottlenecks, supply interruptions and customer order changes.
Rhythm utilizes a unique, constraint-based methodology which simultaneously considers a broad range of constraints -- from machine capabilities to individual customer commitments -- to optimize all aspects of the supply chain including manufacturing and logistics.

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


                                                         Three Months Ended                         Nine Months Ended
                                                             September 30,                             September 30,
                                                      --------------------------               ----------------------------
                                                       1995                1996                 1995                  1996
                                                      ------              ------               ------                ------
 Revenues:
     Software licenses                                  71.9  %             65.5 %               70.2  %               68.9  %
     Services                                           20.5                25.6                 19.9                  21.6
     Maintenance                                         7.6                 8.9                  9.9                   9.5
                                                      ------              ------               ------                ------
         Total revenues                                100.0               100.0                100.0                 100.0
                                                      ------              ------               ------                ------
 Costs and expenses:
     Cost of software licenses                           0.3                 3.7                  0.2                   4.9
     Cost of services and maintenance                   13.8                22.2                 13.5                  18.7
     Sales and marketing                                33.5                36.8                 33.9                  38.6
     Research and development                           15.3                18.0                 14.2                  19.2
     General and administrative                         12.8                 8.8                 12.3                   9.7
                                                      ------              ------               ------                ------
         Total costs and expenses                       75.7                89.5                 74.1                  91.1
                                                      ------              ------               ------                ------
 Operating income                                       24.3                10.5                 25.9                   8.9
 Other income (expense)                                 (0.1)                2.7                 (0.2)                  2.3
                                                      ------              ------               ------                ------
 Income before income taxes                             24.2                13.2                 25.7                  11.2
 Provision for income taxes                              8.3                 5.1                  8.8                   4.3
                                                      ------              ------               ------                ------
 Net income                                             15.9  %              8.1 %               16.9  %                6.9  %
                                                      ======              ======               ======                ======

   REVENUES

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

         Total revenues increased 194.6% to $21.5 million in the quarter ended September 30, 1996 from $7.3 million in the quarter ended September 30, 1995. In the first nine months of 1996, total revenues increased 198.4% to $49.8 million from $16.7 million in the first nine months of 1995. The Company currently derives all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         The Company's international revenues, principally from customers located in Europe and Asia, were approximately 25% and 17% of total revenues in the quarters ended September 30, 1996 and 1995, respectively. International revenues were approximately 22% and 8% of total revenues in the first nine months of 1996 and 1995, respectively. The significant increase in international revenues from 1995 is primarily due to the international expansion of the Company's sales operations in 1995 and 1996.

         SOFTWARE LICENSES. Revenues from software licenses increased 168.4% to $14.1 million in the quarter ended September 30, 1996 from $5.3 million in the quarter ended September 30, 1995. In the first nine months of 1996, revenues from software licenses increased 193.0% to $34.3 million from $11.7 million in the first nine months of 1995. The significant increases in software license revenues were primarily due to the growing market acceptance of Rhythm and the international expansion of the Company's sales and marketing organization. These factors contributed to increases in the number of Rhythm licenses sold and the average dollar amount of software license revenue recognized from individual license agreements in 1996 as compared to 1995.

         SERVICES. Revenues from services increased 268.9% to $5.5 million in the quarter ended September 30, 1996 from $1.5 million in the quarter ended September 30, 1995. In the first nine months of 1996, revenues from services increased 223.6% to $10.8 million from $3.3 million in the first nine months of 1995. The significant increase in the dollar amount of service revenues was primarily due to an increase in the number of Rhythm licenses sold during 1995 and 1996, a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products and an increase in the use of third party consultants to provide services to the Company's customers. Service revenues as a percentage of total revenues have fluctuated and are expected to continue to fluctuate on a period to period basis based upon the demand for implementation, training and consulting services.

         MAINTENANCE. Revenues from maintenance increased 242.0% to $1.9 million in the quarter ended September 30, 1996 from $559,000 in the quarter ended September 30, 1995. In the first nine months of 1996, revenues from maintenance increased 185.9% to $4.7 million from $1.7 million in the first nine months of 1995. These increases were primarily due to a continued increase in the installed base of clients who have licensed Rhythm and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but should not vary significantly from the percentage of total revenues achieved in the first nine months of 1996.

   COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) the cost of reproduction and delivery of the software, (ii) the cost of user documentation and (iii) royalty fees associated with third-party software included with the sales of Rhythm. Cost of software licenses was $791,000 and $26,000 in the quarters ended September 30, 1996 and 1995, representing 5.6% and 0.5% of software license revenues, respectively. Cost of software licenses was $2.4 million and $37,000 in the first nine months of 1996 and 1995, representing 7.1% and 0.3% of software license revenues, respectively. The increases in cost of software licenses both in dollar amount and as a percentage of software license revenues were primarily due to the royalties paid to a third-party vendor during 1996 in connection with software license sales that included complementary software provided by such vendor. Royalty fees were $767,000 in the quarter ended September 30, 1996 and $2.4 million in the first nine months of 1996. Although the Company did not incur expense obligations during 1995 under its agreements with third-party software vendors, the Company expects to continue to include third-party software with sales of Rhythm to the extent requested by customers.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $4.8 million and $1.0 million in the quarters ended September 30, 1996 and 1995, representing 64.3% and 49.1% of service and maintenance revenues, respectively. Cost of services and maintenance was $9.3 million and $2.3 million in the first nine months of 1996 and 1995, representing 60.3% and 45.3% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of service and maintenance revenues were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third party consultants. The Company expects to continue to increase the number of consultants, product support and training staff in the future.

         SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $7.9 million and $2.4 million in the quarters ended September 30, 1996 and 1995, representing 36.8% and 33.5% of total revenues, respectively. These same expenses were $19.2 million and $5.7 million in the first nine months of 1996 and 1995, representing 38.6% and 33.9% of total revenues, respectively. The increases in sales and marketing expenses both in dollar amount and as a percentage of total revenues were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions associated with significantly higher revenues and
(iii) increased alliance and marketing activities. The Company expects to continue to significantly increase its sales and marketing expenses in order to expand its international sales operations and to enter into new vertical markets.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $3.9 million and $1.1 million in the quarters ended September 30, 1996 and 1995, representing 18.0% and 15.3% of total revenues, respectively. These same expenses were $9.6 million and $2.4 million in the first nine months of 1996 and 1995, representing 19.2% and 14.2% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development department. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $1.9 million and $935,000 in the quarters ended September 30, 1996 and 1995, representing 8.8% and 12.8% of total revenues, respectively. These same expenses were $4.8 million and $2.0 million in the first nine months of 1996 and 1995, representing 9.7% and 12.3% of total revenues, respectively. The increase in dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during 1995 and 1996. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

   OTHER INCOME (EXPENSE)

         Other income (expense) consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense on the Company's outstanding debt. Other income (expense) was $584,000 and ($13,000) in the quarters ended September 30, 1996 and 1995, representing 2.7% and (0.1%) of total revenues, respectively. Other income (expense) was $1.2 million and ($34,000) in the first nine months of 1996 and 1995, representing 2.3% and (0.2%) of total revenues, respectively. The increases in other income (expense) both in dollar amount and as a percentage of total revenues were primarily due to higher balances of cash, cash equivalents and short- term investments as a result of the initial public offering of the Company's common stock which was completed in May 1996 and the repayment of a majority of the Company's outstanding debt in June 1996.

   PROVISION FOR INCOME TAXES

         The Company recorded income tax expense of $2.1 million and $1.5 million in the first nine months of 1996 and 1995, respectively. The Company's effective income tax rate was 38.5% in 1996 as compared to 34.2% in 1995. The Company's effective income tax rate was higher in 1996 due to the non-deductibility of the amortization of deferred compensation expense and higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and recently, sales of equity securities. The Company's operating activities for the nine months ended September 30, 1996 provided cash of $7.4 million. Cash provided by operations was primarily attributable to net income of $3.4 million, an increase in accrued liabilities of $5.9 million and an increase in deferred revenue of $7.7 million partially offset by a net increase in accounts receivable of $6.5 million and a net increase in contract receivables of $5.3 million. Cash used in investing activities for the nine months ended September 30, 1996 was primarily related to the purchase of $4.4 million of computer equipment and office furniture and a net purchase in short-term investments of $26.5 million. At September 30, 1996, the Company did not have any material commitments for capital expenditures.

         As of September 30, 1996, the Company had $50.8 million of working capital, including $26.2 million in cash and cash equivalents and $26.5 million in short-term investments as compared to $5.9 million of working capital as of December 31, 1995, including $5.9 million of cash and cash equivalents. The increase in working capital was primarily caused by the initial public offering of 2,390,400 shares of its common stock which was completed in May 1996 and generated net proceeds of $43.7 million after deducting offering expenses and the underwriting discount.

         Accounts receivable increased to $14.4 million at September 30, 1996 from $7.9 million at December 31, 1995 and the average days' sales outstanding, excluding contract receivables, was 48 days for both the three and nine months ended September 30, 1996 as compared to 66 days for the year ended December 31, 1995. The decrease in average days' sales outstanding was primarily due to the collection of several large trade receivable balances outstanding at December 31, 1995. The Company expects its average days' sales outstanding to increase in future periods from the level at September 30, 1996. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

         Contract receivables consist primarily of contractually scheduled amounts due from customers that, based on negotiations with the individual customers, provide for terms which are longer than typical trade terms. Contract receivables increased from $1.2 million at December 31, 1995 to $6.5 million at September 30, 1996 primarily due to the extended payment terms of several license agreements partially offset by collections of contract receivables outstanding at December 31, 1995. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company. Total deferred revenue increased to $15.5 million at September 30, 1996 from $7.8 million at December 31, 1995 primarily as a result of payments received from several customers for software expected to be delivered during the remainder of 1996 or the first nine months of 1997.

         The Company's revolving credit agreement with NationsBank of Texas, N.A. (the "Lender"), which was amended and extended until June 1, 1998, contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is no longer subject to a borrowing base limitation and the borrowings under the revolving credit agreement bear interest at the Lender's prime lending rate (8.25% at September 30, 1996). As of September 30, 1996, the Company had $100,000 of borrowings outstanding under the revolving credit agreement. The maximum amount of borrowings under the credit agreement is $3.0 million. In June 1996, the Company repaid all of the outstanding borrowings under the other credit agreements with the Lender of approximately $1.2 million.

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

   MARKET ACCEPTANCE

         The Company's future operating results are dependent upon continued market acceptance of Rhythm and enhancements thereto. A decline in demand for, or market acceptance of, Rhythm as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

   POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

         A significant portion of the Company's revenues in any quarter are typically derived from a limited number of large, non-recurring license sales. For example, a single customer accounted for a majority of the Company's revenues in the quarter ended September 30, 1996 and a different customer accounted for a majority of the Company's revenues in the quarter ended September 30, 1995. In addition, like many software companies, the Company typically realizes a significant portion of its software license revenues in the last month of a quarter. License agreements entered into during a quarter may not meet the Company's revenue recognition criteria and, as such, the Company could meet or exceed its forecast of aggregate license activity without meeting its forecast for license revenues. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, sales derived through indirect channels, which may have lower margins than direct sales and are harder to predict, may in the future increase as a percentage of total revenues.

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

   OPERATING LEVERAGE

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

         Amortization of deferred compensation was $185,000 and $599,000 in the three and nine months ended September 30, 1996, respectively, and the unamortized balance of deferred compensation at September 30, 1996 was $2.1 million. The unamortized balance of the deferred compensation will be expensed ratably over the vesting periods of the options (primarily four years) and therefore, will continue to impact the Company's operating results through 2000.

   INTERNATIONAL OPERATIONS

         The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized, and will continue to utilize substantial resources to expand existing foreign operations, establish additional foreign operations and hire additional personnel. International expansion of the Company's operations has required, and will continue to require the Company to translate its software and manuals into foreign languages. To date, the Company has translated its software into Asian, European and Latin American languages. To the extent the Company is unable to expand its international operations or translate its software and manuals into foreign languages in a timely manner, it is likely to have a negative impact on the Company's operating results.

         To date, the Company's revenues from international operations have primarily been denominated in United States dollars. However, to the extent significant sales have been in the past or are in the future denominated in foreign currencies, the Company has implemented and intends in the future to implement hedging programs to mitigate its exposure to foreign currency fluctuations.

   COMPLEXITY OF SOFTWARE PRODUCTS AND NEW PRODUCTS

         Rhythm is written in C++ language and utilizes a fully object-oriented data structure for representing operations, resources and inventory buffer stocks in supply chains. Rhythm is a client / server solution which can operate on platforms from Digital Equipment, Hewlett-Packard, IBM, Sun Microsystems, Solaris and Microsoft and can access data from most widely used SQL (structured query language) databases, including Informix, Oracle and Sybase. Based upon demand in the marketplace, the Company may identify additional platforms on which to port its software products; however, such platforms may not be architecturally compatible with Rhythm's software product design. Therefore, no assurance can be given concerning the continued successful porting of the Company's software products on these or additional platforms, the timing of completion of any such ports or the acceptance of the Company's applications in the marketplace.

         As a result of the complexities inherent in client / server computing environments and the broad functionality and performance demanded by customers for supply chain management products, major new products and product enhancements can require long development and testing periods. In addition, software programs as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that errors will not be found in future releases of the Company's software, or that any such errors will not impair the market acceptance of its products.

         As a result of these and other factors, the Company's quarterly results are likely to be subject to significant fluctuations in the future. Furthermore, there can be no assurance that the Company's historical growth rates or operating margins can be sustained in the future.

                             i2 TECHNOLOGIES, INC.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibit Index

        Number                      Exhibit Description
        ------    ---------------------------------------------------
         10.1     Third Amendment to Lease Agreement between i2 Technologies, Inc.
                  and TRST Irving, Inc. dated as of July 25, 1996

         10.2     Fifth Amendment to Lease Agreement between i2 Technologies, Inc.
                  and Principal Mutual Life Insurance Company dated as of August 29, 1996

         11.1     Statement of Computation of Net Income Per Share

         27.1     Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            i2 TECHNOLOGIES, INC.



   November 13, 1996        /s/ Sanjiv S. Sidhu
   -----------------        ------------------------------------------
    (Date)                  Sanjiv S. Sidhu
                            Chairman of the Board and Chief Executive Officer
                            (Principal executive officer)


   November 13, 1996        /s/ David F. Cary
   -----------------        ------------------------------------------
    (Date)                  David F. Cary
                            Vice President and Chief Financial Officer
                            (Principal finance and accounting officer)

                               INDEX TO EXHIBITS

Number       Exhibit Description                                                              Page
------       -------------------                                                              ----
10.1         Third Amendment to Lease Agreement between i2 Technologies, Inc.
             and TRST Irving, Inc. dated as of July 25, 1996                                  17-27

10.2         Fifth Amendment to Lease Agreement between i2 Technologies, Inc.
             and Principal Mutual Life Insurance Company dated as of August 29, 1996          28-31

11.1         Statement of Computation of Net Income Per Share                                    32

27.1         Financial Data Schedule                                                             33