Form 10-K
period 1996-12-31
I2 TECHNOLOGIES INC
filed 1997-02-04
CIK 1009304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

       Registrant's telephone number, including area code: (214) 860-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    NONE                                           NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.00025 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on January 28, 1997 as reported on the Nasdaq National Market, was approximately $134 million.

     As of January 28, 1997, the Registrant had 24,731,820 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Business section and other parts of this Form 10-K contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

     i2 Technologies, Inc. ("i2" or the "Company") is the leading provider of supply chain management software. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from raw materials procurement through work-in-process to customer delivery. i2 believes that its client/server software product, Rhythm, represents a fundamentally new approach to supply chain management. Rhythm enables customers to model complex, multi-site supply chains to rapidly generate integrated solutions to planning and scheduling problems such as production bottlenecks, supply interruptions and customer order changes. Rhythm utilizes a constraint-based methodology which simultaneously considers a broad range of constraints -- from machine capacities to individual customer commitments -- to derive an optimal solution. Rhythm's advanced decision-support capabilities enable companies to make better informed, more timely planning, scheduling and resource allocation decisions in order to improve operating efficiency, customer satisfaction and return on assets.

     The Company was incorporated in Texas as "Intellection, Inc." in 1989 and was subsequently reincorporated in Delaware in 1992. In 1994, the Company's name was changed to "i2 Technologies, Inc." The Company's executive offices are located at 909 E. Las Colinas Blvd., 16th Floor, Irving, Texas 75039, and its telephone number is (214) 860-6000.

     "i2 Technologies" and "Rhythm" are registered trademarks of the Company.

INDUSTRY BACKGROUND

     Today's increasingly competitive business environment has forced many companies to increase manufacturing efficiency while at the same time improve their flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to product quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Furthermore, a company's supply chain may span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in yet a third location. The combination of these competitive and organizational forces has created a dynamic, complex and highly interdependent business environment. In response to these evolving market forces, many companies have sought to reengineer their business processes to reduce manufacturing cycle times, shift from mass-production to order-driven manufacturing, increase use of outsourcing and share information with vendors and customers. The implementation of software solutions to manage various elements of the supply chain has become a key component of these reengineering initiatives.

THE TRADITIONAL APPROACH

     Companies have historically applied information technology to supply chain management through Manufacturing Resource Planning ("MRP") systems. MRP systems are designed to calculate schedules for materials and production and function by working backwards from an order due date, utilizing fixed production and supplier lead times. Early MRP products were proprietary, mainframe or mini-computer based systems and often required extensive customization to support diverse manufacturing processes. As a result of their methodology and architecture, such systems generally lack flexibility to accommodate rapidly changing business conditions and customer requirements.

     The advent of open-systems standards, client/server architectures and relational databases has led to the development of second generation MRP systems. While offering significant performance improvements and increased flexibility, second generation MRP systems continue to reflect similar underlying data structures, methodologies and application logic and, therefore, many of the limitations found in early MRP systems. Many of the techniques developed for MRP systems were also applied to Distribution Resource Planning ("DRP") systems, which focus on the transportation and distribution of finished goods. More recently, a number of software vendors have developed Enterprise Resource Planning ("ERP") systems, which integrate MRP and DRP solutions with other enterprise management applications such as financial, accounting and human resources. Although ERP systems provide substantial benefits by integrating a broad array of business functions, the supply chain decision support capabilities of ERP systems remain limited by the planning and scheduling methodologies utilized in their MRP and DRP modules. Various ERP vendors are attempting to mitigate these limitations by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software.

     Some of the significant limitations of existing MRP systems and the MRP modules of ERP systems are as follows:

     LIMITED REPRESENTATION OF SUPPLY CHAIN. The Company believes that traditional solutions lack the flexibility and functionality needed to create a highly accurate model of the supply chain because they often employ fixed assumptions regarding critical operating constraints such as available production capacity and supplier lead times. Since this approach cannot adequately capture complex real-world constraints and interdependencies, it may result in the development of infeasible or suboptimal plans.

     LOCAL OPTIMIZATION. Traditional solutions calculate plans and schedules for individual, local segments of the production and supply process, without considering the consequences to the entire process. For example, an increase in customer demand might call for the purchase of additional raw materials without determining whether manufacturing capacity is available to process those materials. This approach incorrectly assumes that optimizing production for an individual step within the production process will lead to an optimal result for the manufacturing operation or supply chain as a whole.

     SEQUENTIAL PLANNING. Traditional planning methodologies model the supply chain as a sequence of discrete steps. For example, traditional solutions begin by developing a master production schedule which is used to develop a materials requirement plan, which in turn is used to arrive at a capacity requirements plan. As resources become constrained, sequential planning requires that the entire supply chain model be completely regenerated to identify and resolve conflicts. As a result, the planning process often requires numerous iterations to develop a feasible solution.

     LIMITED ABILITY TO RESPOND TO CHANGE. Once an initial plan has been developed, the time-consuming nature of sequential planning limits a manager's ability to rapidly evaluate subsequent changes, such as material shortages and revisions in customer orders. As a result, a manager's ability to respond to changes and to effect corrective action may be delayed.

     LIMITED DECISION SUPPORT. Traditional solutions were designed to facilitate the collection and reporting of large amounts of data, rather than the analysis of relevant information to support decisions. This, along with other limitations of traditional solutions, impede a manager's ability to make timely supply chain decisions.

THE i2 SOLUTION

     i2 believes its Rhythm software represents a fundamentally new approach to supply chain management which addresses many of the limitations inherent in traditional systems. Rhythm enables businesses to plan and schedule the principal elements of the supply chain by simultaneously considering internal constraints, such as manufacturing facility capacities and human resource availability, and external constraints, such as supplier lead times and customer requirements. Rhythm utilizes object-oriented technology to model specific characteristics of a customer's operations, and focuses primarily on supply chain management functions such as raw materials procurement, capacity planning and due date scheduling. The Company's recent emphasis has been on distribution planning which is being implemented in various vertical markets. The Company is also focusing on developing additional functionality for Rhythm to more fully address certain areas of supply chain management, such as transportation logistics.

     Rhythm is designed to help businesses increase throughput, reduce inventory, decrease cycle times, improve customer delivery date performance and, consequently, enhance return on assets. Rhythm extends the capabilities of existing MRP solutions and, as a result, is often implemented in conjunction with, or as a complement to, existing MRP and ERP solutions. Rhythm may also be deployed as a stand-alone alternative to MRP products. Rhythm's data structures, methodologies and application logic differentiate it from existing MRP solutions in the following ways:

     ACCURATE REPRESENTATION OF SUPPLY CHAIN. Rhythm is designed to incorporate a broad range of specific, real-world constraints and thereby enhance the accuracy of the supply chain model and improve its decision-making utility. Rhythm distinguishes between hard constraints, those which are not subject to change or flexibility (e.g., a machine's maximum rated production capacity), and soft constraints, those which may be altered in order to arrive at an optimal solution (e.g., preferred sources for materials). Rhythm's incorporation of object-oriented data structures represents a significant advance in the creation of complex supply chain models.

     CONCURRENT PLANNING. In contrast to sequential planning, concurrent planning views all the steps in the manufacturing process simultaneously. Because Rhythm presents an integrated model of the supply chain, from raw material procurement through work-in-process to customer delivery, it is able to provide solutions which optimize the efficiency of the supply chain as a whole rather than summing a series of local optimizations.

     BI-DIRECTIONAL CHANGE PROPAGATION. Upon identification of a planning or scheduling change, Rhythm immediately propagates the effect of the change upstream and downstream, from the point of origin, throughout the supply chain model to derive a revised, optimal solution. For example, an unforeseen loss of production capacity would automatically signal for a reduction in raw material procurement as well as the potential rescheduling of customer delivery dates.

     DECISION SUPPORT. Rhythm's memory-resident, object-oriented design allows for very rapid analysis and response to planning and scheduling issues. Rhythm identifies production and scheduling problems as circumstances change, proposes optimal solutions and allows for automatic or manual corrective action. i2's software also allows managers to perform real-time simulations which gauge the impact of potential local actions on the supply chain.

     AVAILABLE-TO-PROMISE. Rhythm's integrated view of the supply chain allows it to automatically determine whether a customer order can be promised for delivery by a requested date based upon materials, capacities and related business constraints. While traditional MRP systems generally process orders on a first-come, first-served basis, Rhythm enables users to sequence, allocate and adjust orders based on user-defined business objectives.

     EASE OF IMPLEMENTATION. Rhythm is designed as a broadly applicable software solution which is rapidly adaptable for customers in a wide range of industries. In addition, Rhythm is designed to integrate easily with many existing MRP and ERP systems, whether client/server or legacy systems. As a result, functional implementation can occur within three to four months depending on the scope and complexity of the installation project. The Company's goal is for the customer to realize a significant return on their investment within a year of licensing.

STRATEGY

     The Company's objective is to maintain its position as the leading global provider of supply chain management software and to continue to increase its market share of the supply chain management software market. The Company's strategy for achieving this objective is as follows:

  EXPAND PRODUCT OFFERINGS

     i2 believes that it has gained significant experience in supply chain management methodologies through its work with its existing customer base. The Company intends to continue to leverage this experience, together with its expertise in advanced software technology, to expand the scope of its supply chain management software to more fully address certain components of the supply chain. For example, the Company is currently developing additional functionality for Rhythm in the area of transportation logistics. The Company is also focusing on selected vertical markets such as Metals, Automotive, Consumer Packaged Goods and other industries. Although the Rhythm software is standard across all industries, the Company is forming groups to identify and understand the needs of particular industries. The Company is leveraging the highly flexible nature of Rhythm to develop a series of pre-configured user interfaces tailored to address the requirements of such specific industries.

  INVEST AGGRESSIVELY TO BUILD MARKET SHARE

     The Company has made and continues to make substantial investments to expand its sales and marketing, research and development, consulting and administrative infrastructure. i2 believes that such investments are necessary to increase its market share and to capitalize on the substantial growth opportunities in the supply chain management software market.

  COMPLEMENT AND LEVERAGE MRP AND ERP SYSTEMS

     The Company has designed Rhythm to address the limitations of existing MRP products and thereby enhance the functionality, accuracy and utility of MRP systems and the MRP modules of ERP systems. Rhythm is designed to effectively share information with existing MRP and ERP systems and to be easily implemented in conjunction with solutions from vendors such as Baan Company, N.V. ("Baan"), Oracle Corporation ("Oracle"), Marcam Corporation ("Marcam"), SAP AG ("SAP") and System Software Associates, Inc. ("SSA"). The Company intends to continue to position its products as being complementary to the products offered by major MRP and ERP vendors. As of December 31, 1996, the Company and Baan had several joint customers. The Company has also leveraged and expects to continue to leverage the resources of SAP, Oracle, Baan, Marcam and SSA to sell and market the Company's Rhythm software products through joint marketing and other agreements. For example, during 1996, the Company and SAP entered into an agreement to embed Rhythm's constraint-based planning engine into SAP's R/3 enterprise application software and the Company intends to leverage SAP's sales and distribution resources to sell the embedded solution. See "-- Sales and Marketing."

  BUILD INDUSTRY ALLIANCES AND BROADEN DISTRIBUTION CHANNELS

     The Company intends to seek additional strategic relationships with MRP and ERP vendors to integrate Rhythm with their software products to create joint-marketing opportunities. In addition, the Company intends to augment its sales efforts by establishing and expanding relationships with other complementary business application software vendors and systems consulting and integration firms. The Company is leveraging third-party implementation services with large, international consulting firms such as Andersen Consulting, Deloitte & Touche and KPMG Peat Marwick to enable it to more rapidly penetrate its target market. In addition, the Company has established direct sales offices in international markets and intends to continue to expand its United States and international sales forces.

  ACQUIRE COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES

     The Company is actively reviewing acquisition candidates with leading-edge products and technologies that could enhance the Company's product offering. The technologies associated with the products of the acquired businesses would be incorporated into the Company's existing internally developed products or would be used in developing new client/server, open systems products. The Company is currently involved in the evaluation of, and discussions with, one or more acquisition candidates, but the Company has not reached any agreements with respect to any future acquisitions.

PRODUCTS

     Rhythm operates as a flexible, integrated supply chain management solution and is available in single-site and multi-site configurations. Rhythm is currently composed of the following modules and extensions:

  MODULES

     SUPPLY CHAIN PLANNER. Supply Chain Planner ("SCP") is the base product required for all Rhythm applications. It coordinates and optimizes all planning and scheduling scenarios and holds the object framework. SCP contains the logic common to all Rhythm modules and extensions and provides the means to control them concurrently.

     FACTORY PLANNER. Factory Planner ("FP"), is designed to perform single-site planning. FP manages complex manufacturing operations involving large numbers of resources and operational steps, and is engineered to solve common factory planning problems such as managing complex bills of materials and alternate routings. Through FP, customers can input their manufacturing forecast, desired levels of finished goods, back-orders and other demands or constraints, set tolerances for changes in the levels of the manufacturing forecast and set target inventory levels. Through an interactive user interface, FP allows the user to reallocate materials, change quantities, expedite purchases, move quantities and perform "what if" simulations under modified constraints to produce a master production schedule.

     MASTER PLANNER. Master Planner ("MP") integrates two or more Factory Planner modules implemented at multiple sites. MP controls and enables multi-site scheduling, sourcing, allocation and forecasting. MP facilitates the development of an optimal solution for multi-site installations.

     ADVANCED SCHEDULER. Advanced Scheduler ("AS") provides additional scheduling functionality for plans produced by Factory Planner or Master Planner. AS outputs a detailed schedule and sequencing plan which considers set-up times, material availability and other user-defined constraints. AS's planning algorithms include constraint-based routines to recommend sequencing of work loads to optimize the user's key resources.

     DISTRIBUTION PLANNER. Distribution Planner ("DP") integrates manufacturing and distribution planning and scheduling. DP enables implementation of automated allocation, sourcing and transportation solutions and provides planners with the ability to manipulate distribution requirements to achieve strategic customer service goals.

     FORECAST PLANNER. Forecast Planner is used to forecast customer demand. It uses many statistical techniques and multiple forecast approaches to anticipate changes in demand as a result of promotions, advertising campaigns, pricing policies or market perceptions. Forecast Planner is currently provided by a third-party software vendor.

  EXTENSIONS

     AVAILABLE-TO-PROMISE. Available-to-Promise ("ATP") automatically determines the quantity of goods deliverable by a requested date, as well as the date upon which a complete order may be delivered based upon materials, capacity, distribution capability, customer allocations, supplier allocations and related business constraints. ATP is used to quote delivery dates to customers on a real-time basis.

     STRATEGY-DRIVEN PLANNER. Strategy-Driven Planner ("SDP") allows users to specify business rules on how Rhythm will resolve problems found within the supply chain. SDP incorporates "trade-off" logic which takes into account the users preferences regarding operational, financial and other measures.

     RHYTHMLINK. RhythmLink is used to shorten the implementation times of the Company's products. RhythmLink makes it easier for Rhythm to communicate and exchange data with other applications such as databases, report writers, and ERP solutions by using industry accepted standard technologies and interfaces.

     Rhythm is currently available in English, German, French, Japanese and Spanish.

     A typical Rhythm installation might involve three manufacturing sites, each located in a different country and each having a number of personnel with planning and scheduling responsibilities. A Rhythm product package for this customer may include the purchase of one Factory Planner module, one Advanced Scheduler module and one Distribution Planner module for each manufacturing site, one Master Planner module to integrate the various Factory Planner modules and Available-to-Promise for order due date quoting. Other modules and extensions may or may not be purchased depending on the size and complexity of the customer's business model.

     During 1996, the sales prices for Rhythm software packages, other than for two significant large sales, generally ranged from approximately $150,000 to approximately $3.6 million. The price for an individual Rhythm product package is determined based upon a number of factors, including the memory requirements of the customer's system as well as the number of Rhythm users, servers and sites in the customer's system.

     Rhythm is written in C++ language and utilizes a fully object-oriented data structure for representing operations, resources and inventory buffer stocks in supply chains. Once a model is defined, the entire representation is loaded into random access memory ("RAM"). A typical supply chain model implemented in the Company's system may occupy as much as two gigabytes of RAM. The Company believes that the combination of its object-oriented and memory-resident technologies permit Rhythm to achieve accuracy and speed advantages over traditional planning and scheduling solutions.

PRODUCT DEVELOPMENT

     The Company originally introduced its Rhythm software in 1992 and has subsequently released a number of product enhancements. The Company has adopted a strategy of periodically reinventing its products in order to meet its customers' needs, and strives to ensure that each new generation of Rhythm is compatible with previous releases. On-going product development efforts are focused on broadening the functionality of Rhythm to more fully address certain areas of supply chain management, including transportation logistics which, to a limited extent, is currently available as part of Distribution Planner. Subsequent enhancements are expected to include architectural improvements aimed at enhancing certain multi-site planning capabilities, improving ease of use and enabling easier customization. There can be no assurance that the Company will be successful in developing these or any other new product enhancements, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

     Rhythm products have been developed by the Company's internal development staff through small project teams focused on independent components of the software under development. The Company maintains product release planning procedures to ensure integration, testing and version control among the different project development teams. The Company operates its research and development department in a "technology neutral" environment which makes it possible to operate within industry standards and yet be independent of particular database formats, hardware platforms, network protocols and interfaces.

     Research and development expenses have increased significantly in recent periods as the Company has continued to focus on development of new and enhanced products. Research and development expenses were $1.7 million, $4.1 million and $14.7 million in 1994, 1995 and 1996, representing 14.4%, 15.7% and 19.2% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Costs and Expenses -- Research and Development" in Item 7 of this Form 10-K.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Accordingly, the Company is committed to continue recruiting and maintaining a high-quality technical support team. During 1996, the Company expanded its service and support centers geographically and now has major support centers in Australia, Belgium, Canada, Japan and across the United States. The Company also has established support centers in Denmark, Germany, Mexico and Singapore. The Company's customer service and support activities consist of the following:

  TRAINING

     The Company offers an intensive education and training program for its customers and its third-party implementation providers. Classes are offered at in-house facilities at certain of the Company's offices and at customer locations. These classes focus on supply chain management principles as well as the implementation and use of Rhythm products.

  CONSULTING

     The Company offers its customers on-site consulting services aimed at assisting in the implementation of Rhythm and integration with the customers' existing systems. The Company receives hourly fees for these services. These services are concentrated on making implementation cost-effective for customers by enabling them to independently perform as many of the integration tasks as possible.

  MAINTENANCE AND PRODUCT UPDATES

     The Company provides ongoing product support services under its license agreements. Maintenance contracts are typically sold to customers for a one-year term at the time of the initial Rhythm license and may be renewed for additional periods. Under its maintenance agreements with its customers, the Company provides, without additional charge, product updates and releases of new versions to Rhythm products previously purchased by the customer. Customers that do not elect to renew their maintenance agreements but wish to obtain product updates and new version releases are generally required to purchase such items from the Company at market prices. Ongoing support and maintenance services are provided on up to a seven-day week, 24-hour day basis.

SALES AND MARKETING

     The Company markets its software and services primarily through its direct sales organization augmented by other sales channels, including business application software vendors and systems consulting and integration firms. At December 31, 1996, the Company conducted sales and other activities through several offices in the United States and additional offices in Australia, Belgium, Canada, Denmark, France, Germany, Japan, Singapore, and the United Kingdom. The Company's direct sales organization consists of regionally based sales representatives and sales engineers supported by personnel with experience in the aerospace, apparel, automotive, consumer products, furniture, high-tech, industrial, metals, paper, pharmaceuticals, process, retail and textiles industries.

     The Company currently has joint-marketing agreements with a number of business application software vendors, including Baan, SAP, SSA and Marcam, and systems consulting and integration firms. These joint-marketing agreements generally provide the vendors with non-exclusive rights to market Rhythm products and access to marketing materials and product training. Furthermore, the vendors receive a specified commission for license revenues generated by the vendor during the term of the agreement, which commissions vary from 10% to 40% of the sales price of the license. By using these indirect sales channels, the Company aims to capitalize on the installed base of other software vendors and obtain favorable product recommendations from systems consulting and integration firms, thereby increasing Rhythm's market coverage.

     In addition, in 1996, the Company entered into an agreement with SAP to integrate Rhythm with SAP's ERP solution and jointly develop an embedded solution to be sold as a new SAP standard R/3 product ("PP-CBP"). The Company and SAP have been jointly developing an integrated solution which is scheduled to be available in early 1997. The embedded solution is scheduled to be available towards the end of 1997 with the release of version 4.0 of SAP's R/3. Under the terms of the SAP agreement, the Company is required to pay SAP a commission on the integrated solution sold into SAP's installed base while SAP will be required to pay the Company a royalty for sales of the embedded solution. The Company's strategy is to sell the integrated solution to SAP's large installed base and leverage the sale of the embedded solution through SAP's substantial market presence. However, there can be no assurance that the development of the embedded solution will be successful or that the agreement with SAP will have a positive impact on the Company's future operating results.

CUSTOMERS

     As of December 31, 1996, the Company had licensed Rhythm products to approximately 100 customers. During 1996, one customer accounted for approximately 15% of the Company's total revenues. During 1995, this same customer accounted for approximately 14% of the Company's total revenues while two additional customers accounted for approximately 12% and 11% of the Company's total revenues. During 1994, one customer accounted for approximately 11% and two additional customers each accounted for approximately 10% of the Company's total revenues. The Company believes that the loss of any of these customers would not have a material adverse effect upon the Company's business, operating results or financial condition. The following companies were among the top six customers of the Company during at least one of the Company's last three fiscal years:

3M                      Johnson & Johnson Medical  Timken Company
Bristol-Myers Squibb    Lucent Technologies        Toshiba Corporation
Carpenter Technologies  Motorola                   USX
Digital Equipment       Siemens                    Worthington Steel
Herman Miller           Sony

     The Company provides its software products to customers under non-exclusive, non-transferable license agreements. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its products to its customers. Under the Company's current standard form of license agreement, licensed software may be used solely for the customer's internal operations.

COMPETITION

     The Company's products are targeted at the emerging market for supply chain management software solutions. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. These competitors include (i) smaller independent companies which have developed or are attempting to develop advanced planning and scheduling software which complement or compete with MRP solutions, (ii) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software, (iii) internal development efforts by corporate information technology departments,
(iv) companies offering standardized or customized products on mainframe and/or mid-range computer systems, and (v) enterprise resource application software vendors such as Baan, Oracle, PeopleSoft, Inc. and SAP which currently offer sophisticated ERP solutions that incorporate MRP modules or advanced planning and scheduling software. In connection with specific customer solicitations, ERP vendors have from time to time jointly marketed the Company's products as a complement to their own systems. However, the Company believes that many of these ERP vendors are focusing significant resources on increasing the functionality of their own MRP modules, and at least two ERP vendors have recently acquired independent developers of advanced planning and scheduling software utilizing object-oriented technology. Ultimately, such products may permit ERP vendors to offer MRP modules with functionality comparable or superior to Rhythm. To the extent such ERP vendors develop or acquire functionally comparable or superior MRP modules, their larger installed base of customers and ability to offer a complete enterprise-wide solution would provide a significant competitive advantage over the Company.

     The principal competitive factors affecting the market for the Company's products include vendor and product reputation, architecture, functionality and features, ease of use, quality of support, product quality, performance and price. Based on these factors, the Company believes that it has competed effectively to date. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses Rhythm products to end users in object code (machine-readable) format, and the Company's license agreements generally allow the use of Rhythm products solely by the customer for internal purposes without the right to sublicense or transfer the Rhythm products. However, the Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exist, software piracy can be expected to be a problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company has in the past and may in the future resell certain software which it licenses from third parties. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain or obtain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1996, the Company had 426 full-time employees, including 150 primarily engaged in research and development activities and 134 engaged in sales and marketing activities. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by collective bargaining units and the Company has never experienced a work stoppage. The Company believes that its employee relations are excellent.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

  POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; OPERATING
LEVERAGE

     The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Because the purchase of a supply chain management software solution generally involves a significant commitment of capital, the sales cycle associated with the purchase of the Company's products is typically six to nine months and subject to a number of significant risks, including customers' budgetary constraints, timing of budget cycles and concerns about the introduction of new products by the Company or its competitors, factors over which the Company has little or no control. Furthermore, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general. As a result, the timing of significant orders is unpredictable and, like many other software companies, the Company typically realizes a significant portion of its software license revenues in the last month of a quarter. In addition, the amount of revenues associated with particular licenses can vary significantly based upon the number of software modules purchased and the number of sites and users involved in the installation. The Company has experienced and may continue to experience from time to time very large, individual license sales which can cause significant variations in quarterly license revenues. Moreover, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period.

     The Company's expense levels are based, in part, on its expected future revenues. If revenues are below expectations, operating results and net income are likely to be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. The Company may choose to reduce prices or invest significant resources in research and development efforts in response to competition or to pursue new market opportunities. There can be no assurance that revenues will grow in future periods, that they will grow at historical rates, or that the Company will maintain positive operating margins in future quarters.

  PRODUCT CONCENTRATION; DEPENDENCE ON EMERGING MARKET FOR SUPPLY CHAIN MANAGEMENT SOFTWARE

     The Company currently derives all of its revenues from Rhythm licenses and related services. The Company expects that Rhythm-related revenues, including maintenance and consulting contracts, will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Rhythm and enhancements thereto. There can be no assurance that Rhythm will achieve continued market acceptance. A decline in demand for, or market acceptance of, Rhythm as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

     Although demand for Rhythm has grown in recent years, the market for supply chain management software is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt Rhythm. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about supply chain management in general and about the features and functions of Rhythm in particular. However, there can be no assurance that such expenditures will enable Rhythm to achieve any additional degree of market acceptance. If the market for Rhythm fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  MANAGEMENT OF GROWTH

     The Company's business has grown rapidly in the last three years, with total revenues increasing from $4.7 million in 1993 to $76.3 million in 1996. The Company's recent expansion has resulted in substantial growth in the number of its employees (from 181 at December 31, 1995 to 426 at December 31, 1996), the scope of its operating and financial systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if such growth continues will continue to place, a significant strain on the Company's management and operations. Accordingly, the Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operational, customer support and financial control systems, and to effectively expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  DEPENDENCE UPON KEY PERSONNEL

     The Company's future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, none of whom is bound by an employment agreement. The Company's future success also depends on its continuing ability to attract and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key technical and managerial employees or that it will be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future. The loss of any member of the Company's key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition.

  COMPLEXITY OF SOFTWARE PRODUCTS; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     Rhythm is a client/server solution which can operate on platforms from Digital Equipment, Hewlett-Packard, IBM, Sun Microsystems, Solaris and Microsoft and can access data from most widely used SQL (structured query language) databases, including Informix, Oracle and Sybase. Based upon demand in the marketplace, the Company may identify additional platforms on which to port its software products; however, such platforms may not be architecturally compatible with Rhythm's software product design. Therefore, no assurance can be given concerning the continued successful porting of the Company's software products on these or additional platforms, the timing of completion of any such ports or the acceptance of the Company's applications in the marketplace.

     The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that its new products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

     As a result of the complexities inherent in client/server computing environments and the broad functionality and performance demanded by customers for supply chain management products, major new products and product enhancements can require long development and testing periods. In addition, software programs as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. While the Company has on occasion experienced delays in the scheduled introduction of new and enhanced products and products containing bugs, to date the Company's business has not been materially adversely affected by delays or the release of products containing errors. There can be no assurance, however, that errors will not be found in future releases of the Company's software, or that any such errors will not impair the market acceptance of these products and adversely affect the Company's business, operating results and financial condition.

     While the Company generally takes steps to avoid interruptions of sales often associated with the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced Rhythm products, which could have a material adverse effect on the Company's business and operating results. Moreover, significant delays in the general availability of such new releases, significant problems in the installation or implementation of such new releases, or customer dissatisfaction with such new releases, could have a material adverse effect on the Company's business, operating results and financial condition.

  INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS

     The Company derived approximately 11%, 8% and 26% of its total revenues from customers located outside of the United States in 1994, 1995 and 1996, respectively. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully expand international sales, the Company has utilized, and will continue to utilize substantial resources to expand existing foreign operations, establish additional foreign operations and hire additional personnel. International expansion of the Company's operations has required, and will continue to require the Company to translate its software and manuals into foreign languages. To date, the Company has translated its software into Asian, European and Latin American languages. To the extent the Company is unable to expand its international operations or translate its software and manuals into foreign languages in a timely manner, it is likely to adversely impact the Company's operating results. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international operations are subject to risks inherent in international business activities, including, in particular, management of an organization spread over various countries, longer accounts receivable payment cycles in certain countries, compliance with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, overlap of different tax structures, foreign currency exchange rate fluctuations and general economic conditions. To date, the Company's revenues from international operations have primarily been denominated in United States dollars. However, to the extent significant sales have been in the past or are in the future denominated in foreign currencies, the Company has implemented and intends in the future to implement hedging programs to mitigate its exposure to foreign currency fluctuations. As a result of the continued expansion of the Company's international operations, the fluctuations in the value of foreign currencies in which the Company conducts its business have caused and will continue to cause currency transaction gains and losses. To date, currency transaction gains and losses have not been material. However, due to the number of foreign currencies involved, the constantly changing currency exposures and volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

  PRODUCT LIABILITY

     While the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

  POSSIBLE VOLATILITY OF MARKET PRICE

     The market price of the Common Stock may be significantly affected by factors such as quarterly variations in the Company's results of operations, the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Common Stock.

  CONTROL BY MANAGEMENT

     Messrs. Sidhu and Sharma beneficially own approximately 65% and 16%, respectively, of the Company's outstanding Common Stock. Consequently, Messrs. Sidhu and Sharma (and Mr. Sidhu in particular) are able to control the outcome of all matters submitted for stockholder action, including the election of members to the Company's Board of Directors and the approval of significant change in control transactions, and effectively control the management and affairs of the Company, which may have the effect of delaying or preventing a change in control of the Company. Messrs. Sidhu and Sharma constitute two of the four directors and therefore, have significant influence in directing the actions of the Board of Directors.

  ANTI-TAKEOVER PROVISIONS

     The Company's Certificate of Incorporation, as amended (the "Charter"), and Bylaws, as amended (the "Bylaws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions: authorizing the issuance of "blank check" preferred stock; providing for a Board of Directors with staggered, three-year terms; requiring super-majority voting to effect certain amendments to the Charter and Bylaws; limiting the persons who may call special meetings of stockholders; prohibiting stockholder action by written consent; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders meetings. Certain provisions of Delaware law and the Company's 1995 Stock Option/Stock Issuance Plan may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals.

ITEM 2. PROPERTIES

     The Company's primary offices are located in approximately 84,000 square feet of space in Irving, Texas and approximately 23,000 square feet in Dallas, Texas under leases expiring in October 2000 and December 1998, respectively. The Company also leases space for its other offices in the United States, Australia, Belgium, Canada, Denmark, France, Germany, Japan, Singapore and the United Kingdom. These leases expire at various dates through 2001.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol "ITWO" since its initial public offering on April 25, 1996. Prior to the initial public offering, there had been no public market for the Common Stock. The following table lists the high and low sales by quarter subsequent to the initial public offering:

                                                              HIGH      LOW
                                                             ------    ------
Fourth quarter of 1996.....................................  $44.50    $33.00
Third quarter of 1996......................................   43.50     23.75
Second quarter of 1996.....................................   58.50     20.00

     As of January 28, 1997, there were 24,731,820 shares of the Company's Common Stock outstanding held by 318 stockholders of record. The Company believes there are approximately 2,000 beneficial owners of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the Consolidated Financial Statements and Notes thereto included in Item 14 of this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1992       1993       1994       1995       1996
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Software licenses......................  $   218    $ 3,073    $ 8,562    $18,711    $50,855
  Services...............................    1,705      1,444      2,249      4,656     18,196
  Maintenance............................       --        138        687      2,579      7,291
                                           -------    -------    -------    -------    -------
     Total revenues......................    1,923      4,655     11,498     25,946     76,342
                                           -------    -------    -------    -------    -------
Costs and expenses:
  Cost of software licenses..............        1          9         26         65      2,896
  Cost of services and maintenance.......      763        948      1,333      3,814     15,315
  Sales and marketing....................      314      1,002      3,779      8,611     28,634
  Research and development...............      274        653      1,653      4,067     14,661
  General and administrative.............      481        748      1,202      3,620      6,715
                                           -------    -------    -------    -------    -------
     Total costs and expenses............    1,833      3,360      7,993     20,177     68,221
                                           -------    -------    -------    -------    -------
Operating income.........................       90      1,295      3,505      5,769      8,121
Other income (expense), net..............      (12)       (24)       (24)       (36)     1,788
                                           -------    -------    -------    -------    -------
Income before income taxes...............       78      1,271      3,481      5,733      9,909
Provision for income taxes...............       22        456      1,295      1,959      3,817
                                           -------    -------    -------    -------    -------
Net income...............................  $    56    $   815    $ 2,186    $ 3,774    $ 6,092
                                           =======    =======    =======    =======    =======
Net income per share.....................  $  0.00    $  0.04    $  0.10    $  0.15    $  0.22
Shares used in computing net income per
  share..................................   18,867     20,944     22,528     25,038     27,262

BALANCE SHEET DATA:

Working capital..........................  $   404    $ 1,038    $ 3,352    $ 5,875    $53,268
Total assets.............................      990      2,776      7,887     19,910     89,074
Long-term debt, less current portion.....      289        283        670      1,075        100
Total stockholders' equity...............      390      1,206      3,392      7,560     61,321

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains forward-looking statements that involve risks and uncertainties. These forward-looking statements and other statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results" sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from those statements.

OVERVIEW

     The Company develops, markets and sells client/server based decision support software products for supply chain management and other applications. The Company also provides services such as consulting, training and maintenance related to these products. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from raw materials procurement through work-in-process to customer delivery. Incorporated in 1989, the Company's primary business initially consisted of providing software development services for customers with proprietary mainframe or mini-computer systems. The Company's activities during its early stages of operations focused on the development of standard software solutions to provide decision support to manufacturing companies. These efforts culminated in the development of a supply chain management software solution that was introduced into the market in 1992 as Rhythm. Since the introduction of Rhythm, the Company has continued to focus significant resources on the development of additional functionalities and features to the Rhythm software. As a result, the Company has transitioned its primary business from that of a provider of services to a provider of software products.

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

     Since inception, the Company has significantly increased its investment in sales and marketing, service and support, research and development and general and administrative staff and accelerated such investment beginning in the last quarter of 1995. In addition, during 1996, the Company recognized license revenues from software license agreements which included complementary software provided by a third-party vendor. As a result of the foregoing, the Company's revenues in 1996 were substantially higher than the levels achieved in 1995. However, the Company has experienced decreases in operating margins in 1995 and 1996 as a result of such increased staffing and the royalty fees associated with the third-party software included with the sales of Rhythm in 1996. In order to capture additional market share, the Company expects to continue to increase staffing levels and incur additional associated costs in future periods. However, there can be no assurance that the Company's revenues will grow in future periods or that the Company will maintain the substantial growth rates in revenues it realized in 1996.

     The sales cycle for the Company's products is typically six to nine months, and license fee revenues for a particular period are substantially dependent on orders received and software functionality delivered in that period. Furthermore, the Company has experienced, and expects to continue to experience, significant variation in the size of individual sales. As a result of these and other factors, the Company's results have varied significantly in the past and are likely to be subject to significant fluctuations in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily indicative of the results to be expected for any future period.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Income:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1994       1995       1996
                                                        -------    -------    -------
Revenues:
  Software licenses..................................      74.5%      72.1%      66.6%
  Services...........................................      19.6       17.9       23.8
  Maintenance........................................       5.9       10.0        9.6
                                                        -------    -------    -------
     Total revenues..................................     100.0      100.0      100.0
                                                        -------    -------    -------
Costs and expenses:
  Cost of software licenses..........................       0.2        0.2        3.8
  Cost of services and maintenance...................      11.6       14.7       20.1
  Sales and marketing................................      32.9       33.2       37.5
  Research and development...........................      14.4       15.7       19.2
  General and administrative.........................      10.4       14.0        8.8
                                                        -------    -------    -------
     Total costs and expenses........................      69.5       77.8       89.4
                                                        -------    -------    -------
Operating income.....................................      30.5       22.2       10.6
Other income (expense), net..........................      (0.2)      (0.1)       2.4
                                                        -------    -------    -------
Income before income taxes...........................      30.3       22.1       13.0
Provision for income taxes...........................      11.3        7.6        5.0
                                                        -------    -------    -------
Net income...........................................      19.0%      14.5%       8.0%
                                                        =======    =======    =======

  REVENUES

     The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year and collection is considered probable by management. Service revenues are primarily derived from fees for consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Total revenues increased 194.2% to $76.3 million in 1996 from $25.9 million in 1995, and increased 125.6% in 1995 from $11.5 million in 1994. The Company currently derives all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

     SOFTWARE LICENSES. Revenues from software licenses increased 171.8% to $50.9 million in 1996 from $18.7 million in 1995, and increased 118.5% in 1995 from $8.6 million in 1994. Software license revenues constituted 66.6%, 72.1% and 74.5% of total revenues in 1996, 1995 and 1994, respectively. The significant increases in software license revenues were primarily due to growing market acceptance of the Company's software products, a substantial investment in the Company's infrastructure and continued expansion into new geographic and vertical markets. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. In this regard, the Company has entered into reselling agreements with other software providers such as SAP AG and Systems Software Associates. As a result, the Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

     SERVICES. Revenues from services increased 290.8% to $18.2 million in 1996 from $4.7 million in 1995, and increased 107.0% in 1995 from $2.2 million in 1994. Service revenues constituted 23.8%, 17.9%, and 19.6% of total revenues in 1996, 1995, and 1994, respectively. The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of Rhythm licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. The increases in 1996 were also due to an increase in the use of third party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, training and consulting services.

     MAINTENANCE. Revenues from maintenance increased 182.7% to $7.3 million in 1996 from $2.6 million in 1995, and increased 275.6% in 1995 from $687,000 in 1994. Maintenance revenues constituted 9.6%, 10.0% and 5.9% of total revenues in 1996, 1995 and 1994, respectively. The significant increases in maintenance revenues were primarily due to the continued increase in the number of Rhythm licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but should not vary significantly from the percentage of total revenues achieved in 1996.

     CONCENTRATION OF REVENUES. During 1996, one customer accounted for approximately 15% of total revenues. During 1995, this same customer accounted for approximately 14% of total revenues, while two other customers accounted for approximately 12% and 11% of total revenues. During 1994, one customer accounted for approximately 11% of total revenues and two customers each individually accounted for approximately 10% of total revenues. The Company believes that the loss of any of these customers would not have a material adverse effect upon the Company's business, operating results or financial condition.

     INTERNATIONAL REVENUES. The Company recognized $20.0 million, $2.0 million and $1.3 million of international revenues in 1996, 1995 and 1994, representing approximately 26%, 8% and 11% of total revenues, respectively. The Company's international revenues were primarily generated from customers located in Asia, Canada and Europe. In 1996, revenues from customers located in Europe accounted for approximately 14% of total revenues. The significant increase in international revenues in 1996 was primarily due to the international expansion of the Company's sales operations which began in the last quarter of 1995. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing foreign operations, establish additional foreign operations and hire additional personnel.

  COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of
(i) the cost of reproduction and delivery of the software, (ii) the cost of user documentation and (iii) royalty fees associated with third-party software included with the sales of Rhythm. Cost of software licenses was $2.9 million, $65,000 and $26,000 in 1996, 1995 and 1994, representing 5.7%, 0.3% and 0.3% of software license revenues, respectively. The significant increase in cost of software licenses both in dollar amount and as a percentage of revenues were primarily due to royalties paid to a third-party vendor during 1996 in connection with software license sales that included complementary software provided by such vendor. Royalty fees were $2.8 million in 1996. Although the Company did not incur expense obligations during 1995 and 1994 under its agreements with third-party software vendors, the Company expects to continue to include third-party software with sales of Rhythm to the extent requested by customers.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with consulting and training services. Costs of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $15.3 million, $3.8 million and $1.3 million in 1996, 1995 and 1994, representing 60.1%, 52.7% and 45.4% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of service and maintenance revenues were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. In addition, consultants were hired during 1995 and 1996 to expand into different geographic and vertical markets and major consulting and support centers were established in Canada, Europe and Japan in 1996. The Company expects to continue to increase the number of its consulting, product support and training staff in the foreseeable future as a means to expand into these different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins.

     SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $28.6 million, $8.6 million and $3.8 million in 1996, 1995 and 1994, representing 37.5%, 33.2% and 32.9% of total revenues, respectively. The increases in sales and marketing expenses both in dollar amount and as a percentage of total revenues were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and (iii) increased marketing and promotional activities. The Company expects to continue to significantly increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets. The Company believes that the dollar amount of sales and marketing expenses will continue to increase, but should not vary significantly as a percentage of total revenues from the level experienced in 1996.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $14.7 million, $4.1 million and $1.7 million in 1996, 1995 and 1994, representing 19.2%, 15.7% and 14.4% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development department. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new industrial markets.

     In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with the legal, accounting and other requirements. General and administrative expenses were $6.7 million, $3.6 million and $1.2 million in 1996, 1995 and 1994, representing 8.8%, 14.0% and 10.4% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business during these periods. The decrease in general and administrative expenses as a percentage of total revenues in 1996 was primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The increase in general and administrative expenses as a percentage of total revenues in 1995 was primarily due to the continued development of its corporate management and related support functions and its move to a larger facility. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest income on short-term investments and overnight repurchase agreements offset by interest expense on the Company's outstanding debt. Other income (expense) was $1.8 million, ($36,000) and ($24,000) in 1996, 1995 and 1994, representing 2.4%, (0.1%) and (0.2%) of total revenues, respectively. The increases in other income (expense) both in dollar amount and as a percentage of total revenues in 1996 were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1996 and a decrease in interest expense due to the repayment of a majority of the Company's outstanding debt in June 1996.

     PROVISION FOR INCOME TAXES. The Company recorded income tax expense of $3.8 million, $2.0 million and $1.3 million in 1996, 1995 and 1994, respectively. The Company's effective income tax rates were 38.5%, 34.2% and 37.2% in 1996, 1995 and 1994, respectively. The Company's effective income tax rate was higher in 1996 due to the non-deductibility of the amortization of deferred compensation expense and higher effective state income tax rates. The Company's effective income tax rate was lower in 1995 due to Canadian research and development tax credits and lower effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and during 1996, through sales of equity securities. Cash flows from operations were $6.4 million, $4.6 million and $3.2 million in 1996, 1995 and 1994, respectively. Total repayments of borrowings were $1.3 million in 1996 and net proceeds from borrowings were $467,000 and $561,000 in 1995 and 1994, respectively. Cash flows from sales of equity securities were $45.5 million and $324,000 in 1996 and 1995, respectively. The Company purchased approximately $6.8 million, $2.9 million and $1.0 million of computer and office equipment in 1996, 1995 and 1994, respectively. At December 31, 1996, the Company did not have any material commitments for capital expenditures.

     At December 31, 1996, the Company had $53.3 million of working capital, including $31.8 million in cash and cash equivalents and $18.0 million in short-term investments, as compared to $5.9 million of working capital as of December 31, 1995. The increase in working capital was primarily attributed to the Company's initial public offering which was completed in May 1996 which generated net proceeds of $43.7 million after deducting offering expenses and the underwriting discount.

     Accounts receivable, net of allowance for doubtful accounts, increased to $25.5 million at December 31, 1996 from $7.9 million at December 31, 1995 primarily due to a significant increase in revenues during 1996. Contract receivables consist primarily of contractually scheduled amounts due from customers that, based on negotiations with the individual customers, provide for terms which are longer than typical trade terms. Contract receivables, net of allowance for doubtful accounts, increased to $3.1 million at December 31, 1996 from $1.2 million at December 31, 1995 primarily due to the extended payment terms of several new license agreements partially offset by collections of contract receivables outstanding at December 31, 1995. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's financial position or results of operations.

     Average days' sales outstanding, including contract receivables, was 74 days for the year ended December 31, 1996 as compared to 84 days for the year ended December 31, 1995. The decrease in average days outstanding was primarily due to the collection of several large trade receivable balances outstanding at December 31, 1995. Average days' sales outstanding increased in the second half of 1996 primarily due to a significant increase in receivables from customers located in foreign countries which tend to have longer payment terms compared to customers located in the United States. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables in which the related revenues may not yet be recognizable. Total deferred revenue increased to $16.4 million at December 31, 1996 from $7.8 million at December 31, 1995 primarily as a result of payments received from several customers for software expected to be delivered during 1997.

     The Company's revolving credit agreement with NationsBank of Texas, N.A. (the "Lender"), which was amended and extended until June 1, 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lender's prime lending rate (8.25% at December 31, 1996). At December 31, 1996, the Company had $100,000 of borrowings outstanding under the revolving credit agreement, and the maximum amount of borrowings allowable under the revolving credit agreement was $3.0 million. In June 1996, the Company repaid approximately $1.2 million of the outstanding borrowings under the other credit agreements with the Lender.

     The Company is actively reviewing acquisition candidates with leading-edge products and technologies that could enhance the Company's product offering. The technologies associated with the products of the acquired businesses would be incorporated into the Company's existing internally developed products or would be used in developing new client/server, open systems products. The Company is currently involved in the evaluation of, and discussions with, one or more acquisition candidates, but the Company has not reached any agreements with respect to any future acquisitions. Any material acquisition or joint ventures could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Numerous factors may affect the Company's business and its results of operations. These factors include the potential for significant fluctuations in quarterly results; the reliance on Rhythm and related products and services for substantially all of its revenues; the level and intensity of competition in the supply chain management market; the Company's ability to continue to improve its infrastructure (including personnel and systems) to manage the substantial growth of the Company; the timing of the release and market acceptance of new or enhanced versions of the Company's software products; the international expansion of the Company's operations; the complexity of the Company's existing software products and new products expected to be developed; and general economic and business conditions. For a discussion of these and other factors that may affect the Company's future results, see "Business" in Item 1 of this Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Proposal 1 -- Election of Directors," and "Executive Compensation -- Executive Officers" and "-- Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation -- Certain Transactions with Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the Report:

        1. Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc. are filed as part of this report:

                                                                      PAGE
                                                                      ----
           Report of Independent Auditors...........................  F-1
           Covered by Report of Independent Auditors:
           Consolidated Balance Sheets at December 31, 1995 and
             1996...................................................  F-2
           Consolidated Statements of Income for the years ended
             December 31, 1994, 1995 and 1996.......................  F-3
           Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1994, 1995 and 1996...........  F-4
           Consolidated Statements of Cash Flows for the years ended
             December 31, 1994, 1995 and 1996.......................  F-5
           Notes to Consolidated Financial Statements (except Note
          11).......................................................  F-6
           Not Covered by Report of Independent Auditors:
           Note 11 of the Notes to Consolidated Financial
          Statements................................................  F-14

        2. Consolidated Financial Statements Schedules. None.

        3. Exhibits.

                3.1*           Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's
                               Registration Statement on Form S-1 (Reg. No. 333-1752) (the "Form S-1")
                3.2*           Bylaws, as amended (filed as Exhibit 3.2 to the Form S-1)
                4.1*           Specimen Common Stock certificate (filed as Exhibit 4.1 to the Form S-1)
               10.1*           Form of Registration Rights Agreement, dated April 1, 1996, among the Company, Sanjiv
                               S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form
                               S-1)
               10.2*+          1995 Stock Option/Stock Issuance Plan (filed as Exhibit 10.3 to the Form S-1)
               10.3*           Form of Indemnification Agreement between the Company and each of its officers and directors (filed as Exhibit 10.4 to the Form S-1)
               10.4*           Loan Agreement, dated August 11, 1994, between the Company and NationsBank of Texas,
                               N.A. (filed as Exhibit 10.5 to the Form S-1)
               10.5*           Loan Increase and First Modification Agreement, between the Company and NationsBank of
                               Texas, N.A., and acknowledged and consented to by Sanjiv S. Sidhu and Lekha Singh
                               (filed as Exhibit 10.6 to the Form S-1)
               10.6*           Second Modification Agreement, dated December 31, 1995, between the Company and
                               NationsBank of Texas, N.A., and acknowledged and consented to by Sanjiv S. Sidhu and
                               Lekha Singh (filed as Exhibit 10.7 to the Form S-1)
               10.7*           Form of Employee Proprietary Information Agreement between the Company and each of its employees (filed as Exhibit 10.9 to the Form S-1)
               10.8*           Lease Agreement, dated July 14, 1995, between the Company and TRST Irving, Inc. (filed as Exhibit 10.10 to the Form S-1)


               10.9*           Lease Agreement, dated June 29, 1990, as amended, between the Company and Park West E-2
                               Associates (filed as Exhibit 10.11 to the Form S-1)
               10.10*#         Software License Agreement, dated August 31, 1995, between the Company and Minnesota
                               Mining and Manufacturing (filed as Exhibit 10.12 to the Form S-1)
               10.11*          Second Amendment of Lease Agreement between the Company and TRST Irving, Inc. dated as of February 23, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form
                               10-Q for the quarter ended March 31, 1996)
               10.12*          Third Modification Agreement, dated April 26, 1996, between the Company and NationsBank of Texas, N.A. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                               for the quarter ended June 30, 1996 (the "June 10-Q")
               10.13*          Fourth Modification Agreement, dated June 26, 1996, between the Company and NationsBank of Texas, N.A. (filed as Exhibit 10.2 to the June 10-Q)
               10.14*          Fifth Extension and Modification Agreement, dated June 30, 1996, between the Company and NationsBank of Texas, N.A. (filed as Exhibit 10.3 to the June 10-Q)
               10.15*          Third Amendment to Lease Agreement between the Company and TRST Irving, Inc. dated as of July 25, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report for the
                               quarter ended September 30, 1996 (the "September 10-Q")
               10.16*          Fifth Amendment to Lease Agreement between the Company and Principal Mutual Life
                               Insurance Company dated as of August 29, 1996 (filed as Exhibit 10.2 to the September
                               10-Q)
               10.17           Fourth Amendment to Lease Agreement between the Company and TRST Irving, Inc. dated as of December 19, 1996
               11.1            Statement of Computation of Net Income Per Share
               21.1            List of subsidiaries
               23.1            Consent of Ernst & Young LLP
               24.1            Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.
               27.1            Financial Data Schedule


---------------

*    Incorporated herein by reference to the indicated filing.

+    Management contract or compensation plan.

#    Confidential treatment previously granted.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          i2 TECHNOLOGIES, INC.

                                          By:        /s/ DAVID F. CARY
                                            ------------------------------------
                                                       David F. Cary
                                             Vice President and Chief Financial
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Sanjiv S. Sidhu and David F. Cary, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ SANJIV S. SIDHU                   Chairman of the Board and Chief       February 4, 1997
-----------------------------------------------------    Executive Officer (Principal
                   Sanjiv S. Sidhu                       executive officer)

                 /s/ KANNA N. SHARMA                   Vice Chairman of the Board,           February 4, 1997
-----------------------------------------------------    Executive Vice President and
                   Kanna N Sharma                        Secretary

                  /s/ DAVID F. CARY                    Vice President and Chief Financial    February 4, 1997
-----------------------------------------------------    Officer (Principal finance and
                    David F. Cary                        accounting officer)

                 /s/ HARVEY B. CASH                    Director                              February 4, 1997
-----------------------------------------------------
                   Harvey B. Cash

               /s/ THOMAS J. MEREDITH                  Director                              February 4, 1997
-----------------------------------------------------
                 Thomas J. Meredith

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
i2 Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and its subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of i2 Technologies, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP

Dallas, Texas
January 18, 1997
                             i2 TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1995         1996
                                                              ---------    ---------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $   5,930    $  31,759
  Short-term investments....................................         --       18,031
  Accounts receivable, net of allowance for doubtful
     accounts of $294 and $963, respectively................      7,919       25,504
  Contract receivables, net of allowance for doubtful
     accounts of $129 at December 31, 1995 and 1996.........      1,176        3,050
  Income tax receivable.....................................      1,151           --
  Prepaid and other current assets..........................        341        1,898
  Deferred income taxes.....................................        202          385
                                                              ---------    ---------
     Total current assets...................................     16,719       80,627
Furniture and equipment, net................................      3,127        7,636
Deferred income taxes and other assets......................         64          811
                                                              ---------    ---------
     Total assets...........................................  $  19,910    $  89,074
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   1,048    $   4,310
  Accrued liabilities.......................................        665        3,333
  Accrued compensation and related expenses.................        953        3,253
  Current portion of long-term debt.........................        278           --
  Current portion of deferred revenue.......................      7,474       16,113
  Income taxes payable......................................        425          350
                                                              ---------    ---------
     Total current liabilities..............................     10,843       27,359
Long-term debt..............................................      1,075          100
Deferred revenue............................................        291          266
Deferred income taxes.......................................        141           28
                                                              ---------    ---------
          Total liabilities.................................     12,350       27,753
                                                              ---------    ---------
Commitments
Stockholders' equity:
  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized, none issued................................         --           --
  Common Stock, $.00025 par value, 50,000,000 shares
     authorized, 21,703,242 and 24,612,117 shares issued and
     outstanding, respectively..............................          5            6
  Additional paid-in capital................................      2,169       49,963
  Deferred compensation.....................................     (1,739)      (1,865)
  Retained earnings.........................................      7,125       13,217
                                                              ---------    ---------
     Total stockholders' equity.............................      7,560       61,321
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $  19,910    $  89,074
                                                              =========    =========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1994        1995        1996
                                                             ---------   ---------   ---------
Revenues:
  Software licenses........................................  $   8,562   $  18,711   $  50,855
  Services.................................................      2,249       4,656      18,196
  Maintenance..............................................        687       2,579       7,291
                                                             ---------   ---------   ---------
     Total revenues........................................     11,498      25,946      76,342
                                                             ---------   ---------   ---------
Costs and expenses:
  Cost of software licenses................................         26          65       2,896
  Cost of services and maintenance.........................      1,333       3,814      15,315
  Sales and marketing......................................      3,779       8,611      28,634
  Research and development.................................      1,653       4,067      14,661
  General and administrative...............................      1,202       3,620       6,715
                                                             ---------   ---------   ---------
     Total costs and expenses..............................      7,993      20,177      68,221
                                                             ---------   ---------   ---------
Operating income...........................................      3,505       5,769       8,121
Other income (expense), net................................        (24)        (36)      1,788
                                                             ---------   ---------   ---------
Income before income taxes.................................      3,481       5,733       9,909
Provision for income taxes.................................      1,295       1,959       3,817
                                                             ---------   ---------   ---------
Net income.................................................  $   2,186   $   3,774   $   6,092
                                                             =========   =========   =========
Net income per share.......................................  $    0.10   $    0.15   $    0.22
Weighted average common and common equivalent shares
  outstanding..............................................     22,528      25,038      27,262

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    COMMON STOCK      ADDITIONAL                                   TOTAL
                                 ------------------    PAID-IN       DEFERRED      RETAINED    STOCKHOLDERS'
                                  SHARES     AMOUNT    CAPITAL     COMPENSATION    EARNINGS       EQUITY
                                 ---------   ------   ----------   ------------   ----------   -------------
Balance at December 31, 1993...     16,000   $    4   $       36    $      --     $    1,166    $    1,206
  Net income...................         --       --           --           --          2,186         2,186
                                 ---------   ------   ----------    ---------     ----------    ----------
Balance at December 31, 1994...     16,000        4           36           --          3,352         3,392
  Exercise of stock options....      5,703        1          323           --             --           324
  Deferred compensation related
     to stock options..........         --       --        1,810       (1,810)            --            --
  Amortization of deferred
     compensation..............         --       --           --           71             --            71
  Net income...................         --       --           --           --          3,773         3,773
                                 ---------   ------   ----------    ---------     ----------    ----------
Balance at December 31, 1995...     21,703        5        2,169       (1,739)         7,125         7,560
  Exercise of stock options and
     issuance under stock
     purchase plan.............        519       --        1,816           --             --         1,816
  Common stock issued, net of
     offering costs of
     $4,288....................      2,390        1       43,715           --             --        43,716
  Tax benefit of stock
     options...................         --       --        1,353           --             --         1,353
  Deferred compensation related
     to stock options..........         --       --          910         (910)            --            --
  Amortization of deferred
     compensation..............         --       --           --          784             --           784
  Net income...................         --       --           --           --          6,092         6,092
                                 ---------   ------   ----------    ---------     ----------    ----------
Balance at December 31, 1996...     24,612   $    6   $   49,963    $  (1,865)    $   13,217    $   61,321
                                 =========   ======   ==========    =========     ==========    ==========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1994          1995          1996
                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................   $    2,186    $    3,774    $    6,092
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization....................          342           922         2,277
     Provision for losses on receivables..............           --           423           669
     Amortization of deferred compensation............           --            71           784
     Deferred income taxes............................          108          (269)         (431)
     Tax benefit of stock options.....................           --            --         1,353
     Changes in operating assets and liabilities:
       Accounts receivable............................         (853)       (6,051)      (18,254)
       Contract receivables...........................         (647)         (379)       (1,874)
       Income tax receivable..........................           --        (1,151)          535
       Prepaid and other assets.......................         (117)         (215)       (1,553)
       Accounts payable...............................           47           905         3,262
       Accrued liabilities............................          274           163         2,668
       Accrued compensation and related expenses......          391           547         2,300
       Income taxes payable...........................         (106)          327           (75)
       Deferred revenue...............................        1,596         5,506         8,614
                                                         ----------    ----------    ----------
          Net cash provided by operating activities...        3,221         4,573         6,367
                                                         ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment................         (987)       (2,857)       (6,786)
  Proceeds from the sale of furniture and equipment...           23            --            --
  Purchases of short-term investments.................           --            --       (37,531)
  Proceeds from maturities of short-term
     investments......................................           --            --        19,500
                                                         ----------    ----------    ----------
          Net cash used in investing activities.......         (964)       (2,857)      (24,817)
                                                         ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit..............          100            --            --
  Proceeds from long-term debt........................          550         3,110            --
  Payments on long-term debt..........................          (89)       (2,642)       (1,253)
  Net proceeds from sale of common stock and exercise
     of stock options.................................           --           324        45,532
                                                         ----------    ----------    ----------
          Net cash provided by financing activities...          561           792        44,279
                                                         ----------    ----------    ----------
Net increase in cash and cash equivalents.............        2,818         2,508        25,829
Cash and cash equivalents at beginning of period......          604         3,422         5,930
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of period............   $    3,422    $    5,930    $   31,759
                                                         ==========    ==========    ==========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     i2 Technologies, Inc. (the "Company"), incorporated in 1989, develops, markets and supports client/ server based decision support software products for supply chain management and other applications. The Company also provides services such as consulting, training and maintenance. The Company's products and services are primarily provided to large and medium sized manufacturing and distribution companies which operate in many industries and are located throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents are highly liquid investments with insignificant interest rate risk and original maturities of 90 days or less and are stated at amounts which approximate fair value, based on quoted market prices. At December 31, 1995, cash equivalents consist principally of overnight repurchase agreements. At December 31, 1996, cash equivalents consist principally of overnight repurchase agreements and highly liquid debt securities of corporations, municipalities and the U.S. Government.

     The Company accounts for its cash equivalents and short-term investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company considers its debt securities as "available-for-sale" and, in accordance with SFAS No. 115, would record its investments at fair value. However, as the difference between cost and fair value was immaterial at December 31, 1996, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material. The cost of debt securities sold is based on the specific identification method.

     At December 31, 1995, the Company had no debt securities. At December 31, 1996, the Company's debt securities include $14.5 million of the U.S. Government, $16.7 million of state and local municipalities and $9.0 million of corporations, all of which mature within one year. At December 31, 1996, $22.2 million of debt securities were included in cash equivalents.

     CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable and contract receivables. As of December 31, 1995, approximately 53% of accounts and contract receivables were concentrated with three customers. As of December 31, 1996, approximately 32% of accounts and contract receivables were concentrated with three different customers. The Company generally does not require collateral on accounts or contract receivables as the Company's customers are generally large, well established companies. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses.

     FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost. Depreciation expense is calculated using the straight-line method over seven years for office furniture and fixtures and three years for computer equipment.

                             i2 TECHNOLOGIES, INC.

     REVENUE RECOGNITION. The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year and collection is considered probable by management. Service revenues are derived from fees for consulting and training services and are recognized as services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Customer payment terms vary. Amounts received in advance of satisfying revenue recognition criteria are classified in current and long-term liabilities as deferred revenue in the accompanying consolidated balance sheets. Contract receivables consist primarily of contractually scheduled amounts due from customers on specific dates which are longer than typical trade receivable terms.

     The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately six to twelve months following initial shipment to the customer. As of December 31, 1996, the Company had not incurred any significant expenses related to warranty claims.

     COST OF SERVICES AND MAINTENANCE REVENUES. Cost of services and maintenance consists primarily of costs associated with consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date.

     SOFTWARE DEVELOPMENT COSTS. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and therefore, the Company has not capitalized any software development costs.

     NET INCOME PER SHARE. Net income per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the net income per share calculations for 1994 and 1995 as if they were outstanding for the entire period using the treasury stock method. Share and per share amounts for 1994 and 1995 have been adjusted to reflect both stock splits during 1995 (see Note 6). Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented.

     STOCK-BASED COMPENSATION PLANS. The Company has elected to continue to account for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," because, as discussed in Note 6, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS No. 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans.

                             i2 TECHNOLOGIES, INC.

     FOREIGN CURRENCY TRANSLATION. The Company has determined that the functional currency of each of its foreign subsidiaries is the local currency. The financial statements of its foreign subsidiaries are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, "Foreign Currency Translation." To date, translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

3. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1995          1996
                                                              ----------    ----------
Computer equipment.........................................   $    3,888    $    8,793
Furniture and fixtures.....................................          729         2,088
                                                              ----------    ----------
                                                                   4,617        10,881
Less accumulated depreciation..............................       (1,490)       (3,245)
                                                              ----------    ----------
                                                              $    3,127    $    7,636
                                                              ==========    ==========

4. BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1995          1996
                                                              ----------    ----------
Revolving Credit Agreement.................................   $      100    $      100
Term Note..................................................          753            --
New Equipment Credit Agreement.............................          500            --
                                                              ----------    ----------
                                                                   1,353           100
Less current maturities....................................         (278)           --
                                                              ----------    ----------
                                                              $    1,075    $      100
                                                              ==========    ==========

     The Company's revolving credit agreement (the "Revolving Credit Agreement") with NationsBank of Texas, N.A. (the "Lender"), which was amended and extended until June 1, 1998, is unsecured and is no longer subject to a borrowing base limitation. The maximum amount of borrowings under the Revolving Credit Agreement is $3.0 million, and the Revolving Credit Agreement provides for a commitment fee of 1/2 of 1% of the average daily unused portion of the commitment amount. At December 31, 1996, the Company had $100,000 of borrowings outstanding under the Revolving Credit Agreement which bear interest at the Lender's prime lending rate (8.25% at December 31, 1996). The Revolving Credit Agreement contains certain financial covenants and restrictions as to various matters including the Company's ability to make certain investments or incur additional indebtedness and the maintenance of specified levels of tangible net worth and certain financial ratios. At December 31, 1996, the Company was in compliance with such covenants and restrictions.

     In June 1996, the Company repaid all of the outstanding balances under the Term Note and the New Equipment Credit Agreement of approximately $1.2 million.

     Cash paid for interest in 1994, 1995 and 1996 was approximately $71,000, $160,000 and $81,000, respectively.

                             i2 TECHNOLOGIES, INC.

5. COMMITMENTS

     The Company leases its office facilities and certain office equipment under operating leases which expire at various dates through 2001. Some of the Company's leases provide for escalating minimum rent. Rent expense is recognized on a straight-line basis over the life of such leases. The Company has renewal options for most of its operating leases. Total rent expense incurred during 1994, 1995 and 1996 was approximately $122,000, $345,000 and $1.7 million, respectively.

     Future minimum lease payments under all noncancellable operating leases as of December 31, 1996 are as follows (in thousands):

1997........................................................   $  2,642
1998........................................................      2,522
1999........................................................      1,972
2000........................................................      1,691
2001........................................................        161
                                                               --------
          Total minimum lease payments......................   $  8,988
                                                               ========

6. STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING. In May 1996, the Company completed the initial public offering of its Common Stock. A total of 2,390,400 shares of Common Stock were sold by the Company resulting in net proceeds to the Company of $43.7 million after deducting expenses of the offering of $745,000 and the underwriting discount.

     STOCK SPLITS. In April 1995 and again in December 1995, the Company's Common Stock was split two-for-one. All share and per share amounts have been adjusted to reflect both stock splits as though they had occurred at the beginning of the initial period presented.

     EMPLOYEE STOCK PURCHASE PLAN. In March 1996, the Board adopted and the stockholders approved an Employee Stock Purchase Plan. In November 1996, the Board adopted an International Employee Stock Purchase Plan for employees of its wholly-owned subsidiaries. The Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the "Purchase Plans") are designed to allow eligible employees of the Company to purchase shares of Common Stock through periodic payroll deductions. The Company has reserved 500,000 shares of Common Stock for issuances under the Purchase Plans.

     Payroll deductions may not exceed the lessor of 15% of a participant's base salary or $21,250 per year, and employees may purchase a maximum of 1,000 shares per purchase period under the Purchase Plans. The purchase price per share will be 85% of the lesser of the fair market value of the Common Stock on the start of the purchase period or the fair market value on the semi-annual purchase date. Participation may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. Six month offering periods will commence on each November 1 and May 1, except for the initial offering period which commenced on April 25, 1996 and ended on October 31, 1996. Under the Purchase Plans, 60,145 shares were issued in connection with the offering period ended October 31, 1996.

     1992 STOCK PLAN. Under the Company's 1992 Stock Plan, the Company's Board of Directors (the "Board") granted incentive stock options to employees of the Company and nonqualified options to a consultant of the Company. The options generally vest over a four year period commencing on or before the date of grant.

     1995 STOCK OPTION/STOCK ISSUANCE PLAN. In September 1995, the stockholder and the Board approved the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") which replaced the 1992 Stock Plan. All options outstanding under the 1992 Stock Plan were incorporated into the 1995 Plan. Under the 1995 Plan, the
                             i2 TECHNOLOGIES, INC.

amount of shares of Common Stock originally reserved for issuance was 10,000,000 shares which was increased to 12,000,000 shares, subject to the approval of the Company's stockholders. The 1995 Plan is divided into the following three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

     The Discretionary Option Grant Program provides for the grant of incentive stock options ("Incentive Options") to employees of the Company and for the grant of nonqualified stock options to employees, directors and consultants of the Company. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for Incentive Options and nonqualified options, respectively. Options granted under the Discretionary Option Grant Program generally vest in four equal annual increments and expire after ten years. Some options granted under the Discretionary Option Grant Program are immediately exercisable, subject to a right of repurchase by the Company at the original exercise price for all unvested shares.

     Under the Stock Issuance Program, the Board or a committee of the Board (the "Plan Administrator") may grant shares of the Company's Common Stock to any person at any time, at such price and on such terms as established by the Plan Administrator. The purchase price per share cannot be less than 85% of the fair market value of the Company's Common Stock on the issuance date.

     Under the Automatic Option Grant Program, each person who is first elected or appointed as a non-employee Board member shall automatically be granted a nonqualified option to purchase 1,000 common shares of the Company. On the date of each Annual Stockholders Meeting each non-employee Board member shall automatically be granted an additional option to purchase 1,000 shares of the Company's Common Stock, subject to certain conditions.

     Option activity under the 1992 Stock Plan and 1995 Plan is as follows:

                                                                OPTIONS OUTSTANDING
                                               SHARES      ------------------------------
                                             AVAILABLE       NUMBER      WEIGHTED-AVERAGE
                                             FOR GRANT     OF SHARES      EXERCISE PRICE
                                             ----------    ----------    ----------------
Balance, December 31, 1993.................     784,668     7,612,180         $ 0.02
  Granted..................................  (1,124,132)    1,124,132           0.10
  Canceled.................................     486,000      (486,000)          0.03
                                             ----------    ----------
Balance, December 31, 1994.................     146,536     8,250,312           0.03
  Authorized...............................   1,603,152            --             --
  Granted..................................  (1,125,667)    1,125,667           0.63
  Exercised................................          --    (5,703,242)          0.06
  Canceled.................................      23,300       (23,300)          0.05
                                             ----------    ----------
Balance, December 31, 1995.................     647,321     3,649,437           0.17
  Authorized...............................   2,000,000            --             --
  Granted..................................    (894,124)      894,124          15.99
  Issued...................................        (615)           --          14.33
  Exercised................................          --      (458,058)          1.66
  Canceled.................................      52,426       (52,426)         17.78
                                             ----------    ----------
Balance, December 31, 1996.................   1,805,008     4,033,077           3.28
                                             ==========    ==========

     Under the 1995 Plan, each outstanding option and unvested stock issuance will be subject to accelerated vesting under certain circumstances upon an acquisition of the Company in a stockholder-approved merger or asset sale. In addition, the Plan Administrator has the discretion to accelerate vesting of outstanding options upon consummation of any other transaction which results in a change in control of the Company.

                             i2 TECHNOLOGIES, INC.

     During 1995 and 1996, 595,359 shares were purchased under options with a weighted-average exercise price of $1.44 per share for which the optionee was not vested as of December 31, 1996. These purchased but unvested shares are held in escrow until the optionee vests in the shares and the optionee has all rights as a shareholder with respect to these shares. These shares are reported as issued and outstanding in the accompanying consolidated financial statements.

     All options outstanding at December 31, 1996 are Incentive Options except for 206,380 options which are nonqualified options. Other information regarding options outstanding as of December 31, 1996 is as follows:

                                                                            WEIGHTED AVERAGE
                                           NUMBER OF    WEIGHTED AVERAGE       REMAINING
                                            SHARES       EXERCISE PRICE     CONTRACTUAL LIFE
                                           ---------    ----------------    ----------------
Exercise price of $0.0175 - $12.11.......  3,715,027         $ 1.00               6.41yrs.
Exercise price of $24.375 - $37.50.......    318,050          29.88               9.77
                                           ---------
          Total options outstanding......  4,033,077           3.28               6.68
                                           =========

     As of December 31, 1996, 2,979,000 shares underlying options were exercisable at prices ranging from $0.0175 to $12.11 per share with a weighted average exercise price of $1.05 per share, and 1,000 shares underlying options were exercisable at a price of $29.00 per share. As of December 31, 1995, 2,467,172 shares underlying options were exercisable at a weighted average exercise price of $0.16 per share.

     The Company recorded deferred compensation expense of $1.8 million and $910,000 in 1995 and in the first quarter of 1996, respectively, for the difference between the grant price and the deemed fair market value of the Company's Common Stock underlying certain options granted. These amounts are being amortized over the vesting period of the individual options, generally four years.

     PRO FORMA NET INCOME AND NET INCOME PER SHARE. Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock options and shares issued under the Purchase Plans using the fair value method of SFAS No. 123. The fair value for the employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.32% and 6.17%; a volatility factor of the expected market price of the Company's Common Stock of 0.46; a weighted-average expected life of the option of 4 years; and no dividend yields. The fair value for the shares issued under the Purchase Plans was estimated as of the initial day of the purchase period using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk free interest rate of 5.22%; a volatility factor of the expected market price of the Company's Common Stock of 0.46; a weighted-average expected life of the purchase right of 0.5 years; and no dividend yields. The weighted-average fair value of the purchase rights granted under the Purchase Plans during 1996 was $6.15.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and Purchase Plan shares.

                             i2 TECHNOLOGIES, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the estimated fair value of the Purchase Plan shares is amortized to expense over the purchase period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                 1995          1996
                                                              ----------    ----------
Pro forma net income.......................................       $3,791        $5,274
Pro forma net income per share.............................         0.15          0.19

     The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying SFAS No. 123 for the pro forma disclosures are not indicative of future effects of such application.

     Information regarding exercise prices and fair values of options granted is as follows:

                                                                 1995          1996
                                                              ----------    ----------
Number of options issued at fair market value of stock.....      181,800       583,854
Weighted-average exercise price per share..................        $0.13        $22.52
Weighted-average fair value of options.....................         0.06          9.75
Number of options issued at less than fair market value of
  stock....................................................      943,867       310,270
Weighted-average exercise price per share..................        $0.72         $3.69
Weighted-average fair value of options.....................         2.10          4.21

7. INCOME TAXES

     The Company's provision for income taxes consists of the following (in thousands):

                                                       1994        1995        1996
                                                     --------    --------    --------
Current:
  Federal.........................................   $  1,175    $  1,736    $  3,594
  State...........................................         11         455         390
  Foreign.........................................         --          37         264
Deferred:
  Federal.........................................        (71)        (43)       (264)
  State...........................................        179        (166)        (32)
  Foreign.........................................         --         (60)       (135)
                                                     --------    --------    --------
          Total...................................   $  1,294    $  1,959    $  3,817
                                                     ========    ========    ========

     The Company's provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34% to income before income taxes as follows (in thousands):

                                                       1994        1995        1996
                                                     --------    --------    --------
Expense computed at statutory rate................   $  1,183    $  1,949    $  3,369
State taxes, net of federal tax benefit...........        106         139         266
Stock option compensation.........................         --          --         215
Research and development tax credits..............        (24)       (175)       (144)
Other.............................................         29          46         111
                                                     --------    --------    --------
          Provision for income taxes..............   $  1,294    $  1,959    $  3,817
                                                     ========    ========    ========

                             i2 TECHNOLOGIES, INC.

     Deferred tax assets and liabilities at December 31, 1995 and December 31, 1996 are comprised of the following (in thousands):

                                                                 1995        1996
                                                               --------    --------
Deferred tax assets:
  Foreign tax credits.......................................   $     --    $    612
  Deferred revenue..........................................         61          78
  Accrued liabilities.......................................         42         136
  Bad debt allowance........................................        163         229
  International net operating loss carryforwards............         --         118
  Research and development tax credits......................         67          78
  Other.....................................................         19         129
                                                               --------    --------
          Total deferred tax asset..........................        352       1,380
                                                               --------    --------
Deferred tax liabilities:
  Depreciation..............................................        (86)       (116)
  State income taxes........................................        (35)        (28)
  Other.....................................................       (110)        (68)
                                                               --------    --------
          Total deferred tax liability......................       (231)       (212)
                                                               --------    --------
          Net deferred tax asset............................   $    121    $  1,168
                                                               ========    ========

     The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided. The Company believes that any United States income taxes due upon the repatriation of such earnings would be fully offset by foreign tax credits.

     At December 31, 1996, certain foreign subsidiaries of the Company have net operating loss carryforwards for tax purposes totaling approximately $625,000 which may be used to offset future taxable income of the subsidiaries. Approximately $95,000 and $178,000 expire in the years 2002 and 2003, respectively. The remaining carryforwards have no expiration.

     The Company paid income taxes of approximately $1.3 million, $3.1 million and $2.0 million in 1994, 1995 and 1996, respectively.

8. EMPLOYEE RETIREMENT PLAN

     In 1994, the Company approved a 401(k) retirement plan (the "Retirement Plan") that covers substantially all of the Company's employees. Each eligible employee may contribute up to 18% of their compensation, subject to certain limitations, to the Retirement Plan. The Company may make contributions to the Retirement Plan at the discretion of the Board. As of December 31, 1996, no contributions had been made by the Company.

9. INTERNATIONAL OPERATIONS

     International revenues were approximately $1.3 million, $2.0 million and $20.0 million in 1994, 1995 and 1996, respectively. The Company's international revenues were primarily generated from customers located in Asia, Canada and Europe. In 1996, revenues from customers located in Europe accounted for 14% of total revenues. Total assets from international operations, composed primarily of accounts receivable, were $10.5 million or 12% of total assets as of December 31, 1996.

                             i2 TECHNOLOGIES, INC.

10. MAJOR CUSTOMERS

     During 1994, one customer accounted for approximately 11% of total revenues and two customers each individually accounted for approximately 10% of total revenues. During 1995, three different customers accounted for approximately 14%, 12% and 11% of total revenues. During 1996, one customer accounted for approximately 15% of total revenues. This customer also accounted for approximately 14% of total revenues in 1995.

11. QUARTERLY INFORMATION (UNAUDITED)

     Summarized quarterly consolidated financial information for 1995 and 1996 is as follows (in thousands, except per share amounts):

                                                           QUARTER ENDED
                                     ---------------------------------------------------------
                                       MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                     ------------   ------------   ------------   ------------
1995
  Total revenues...................    $ 3,939        $ 5,438        $ 7,309        $ 9,260
  Operating income.................      1,187          1,362          1,779          1,441
  Net income.......................        783            880          1,162            949
  Net income per share.............       0.03           0.03           0.05           0.04
  Shares used in per share
     computation...................     23,268         24,804         25,030         25,149

1996
  Total revenues...................    $12,672        $15,591        $21,530        $26,549
  Operating income.................        697          1,466          2,255          3,703
  Net income.......................        507          1,180          1,747          2,658
  Net income per share.............       0.02           0.04           0.06           0.09
  Shares used in per share
     computation...................     25,110         27,427         28,102         28,214

                               INDEX TO EXHIBITS

               10.17           Fourth Amendment to Lease Agreement between the Company and TRST Irving, Inc. dated as of December 19, 1996
               11.1            Statement of Computation of Net Income Per Share
               21.1            List of subsidiaries
               23.1            Consent of Ernst & Young LLP
               24.1            Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.
               27.1            Financial Data Schedule