Form 10-Q
period 1997-03-31
I2 TECHNOLOGIES INC
filed 1997-05-14
CIK 1009304

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   ---------------

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
                            Yes   X     No
                                ----       ----
As of April 30, 1997, the Registrant had outstanding 24,964,654 shares of Common Stock, $.00025 par value.

================================================================================
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS



                                                                                        Page
                                                                                        ----
PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1996 and
              March 31, 1997                                                              3

            Condensed Consolidated Statements of Income for the Three Months
              Ended March 31, 1996 and March 31, 1997                                     4

            Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1996 and March 31, 1997                              5

            Notes to Condensed Consolidated Financial Statements                          6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       7


PART II     OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                             14


SIGNATURES                                                                               15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                        December 31,          March 31,
                                                                            1996                1997
                                                                       ---------------     ----------------
                                                                                             (unaudited)
                                ASSETS
Current assets:

      Cash and cash equivalents                                         $      31,759       $       34,993
      Short-term investments                                                   18,031               24,794
      Accounts receivable, net                                                 25,504               17,249
      Contract receivables, net                                                 3,050                9,579
      Prepaid and other current assets                                          1,898                2,168
      Deferred income taxes                                                       385                1,053
                                                                       ---------------     ----------------
           Total current assets                                                80,627               89,836
Furniture and equipment, net                                                    7,636                8,800
Deferred income taxes                                                             811                  565
                                                                       ---------------     ----------------
           Total assets                                                 $      89,074       $       99,201
                                                                       ===============     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                  $       4,310       $        4,983
      Accrued liabilities                                                       6,586                8,907
      Current portion of deferred revenue                                      16,113               20,332
      Income taxes payable                                                        350                  641
                                                                       ---------------     ----------------
           Total current liabilities                                           27,359               34,863
Long-term debt                                                                    100                  100
Deferred revenue                                                                  266                  257
Deferred income taxes                                                              28                   28
                                                                       ---------------     ----------------
           Total liabilities                                                   27,753               35,248
                                                                       ---------------     ----------------
Commitments
Stockholders' equity:
      Preferred Stock, $.001 par value, 5,000,000 shares authorized,
           none issued                                                             --                   --
      Common Stock, $.00025 par value, 50,000,000 shares
           authorized, 24,612,117 and 24,822,589 shares issued
           and outstanding, respectively                                            6                    6
      Additional paid-in capital                                               49,963               50,753
      Deferred compensation                                                    (1,865)              (1,680)
      Retained earnings                                                        13,217               14,874
                                                                       ---------------     ----------------
           Total stockholders' equity                                          61,321               63,953
                                                                       ---------------     ----------------
           Total liabilities and stockholders' equity                   $      89,074       $       99,201
                                                                       ===============     ================





                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                    (In thousands, except per share amounts)


                                                               Three Months Ended March 31,
                                                            ------------------------------------
                                                                 1996                 1997
                                                            ----------------     ---------------
Revenues:
      Software licenses                                      $        9,620       $      20,947
      Services                                                        1,844               7,833
      Maintenance                                                     1,208               3,385
                                                            ----------------     ---------------
           Total revenues                                            12,672              32,165
                                                            ----------------     ---------------

Costs and expenses:
      Cost of software licenses                                       1,515               1,836
      Cost of services and maintenance                                1,567               6,967
      Sales and marketing                                             4,893              11,822
      Research and development                                        2,708               6,734
      General and administrative                                      1,292               2,803
                                                            ----------------     ---------------
           Total costs and expenses                                  11,975              30,162
                                                            ----------------     ---------------

Operating income                                                        697               2,003

Other income                                                            127                 727
                                                            ----------------     ---------------

Income before income taxes                                              824               2,730
Provision for income taxes                                              317               1,073
                                                            ----------------     ---------------
Net income                                                   $          507       $       1,657
                                                            ================     ===============

Net income per share                                         $         0.02       $        0.06

Weighted average common and common
      equivalent shares outstanding                                  25,110              28,231


                           See accompanying notes.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)


                                                                              Three Months Ended March 31,
                                                                           -----------------------------------
                                                                                1996                 1997
                                                                           --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $          507       $        1,657
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation                                                               640                  781
           Amortization of deferred compensation                                      229                  185
           Deferred income taxes                                                      (35)                (422)
           Tax benefit of stock options                                                --                  703
           Changes in operating assets and liabilities:
               Accounts receivable, net                                             3,365                8,255
               Contract receivables, net                                             (460)              (6,529)
               Income tax receivable                                                  170                   --
               Prepaid and other assets                                              (238)                (270)
               Accounts payable                                                       318                  673
               Accrued liabilities                                                    492                2,321
               Income taxes payable                                                  (323)                 291
               Deferred revenue                                                     3,563                4,210
                                                                           --------------       --------------
                    Net cash provided by operating activities                       8,228               11,855
                                                                           --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of furniture and equipment                                         (1,683)              (1,945)
      Purchases of short-term investments                                          (2,459)             (18,763)
      Proceeds from maturities of short-term investments                               --               12,000
                                                                           --------------       --------------
                    Net cash used in investing activities                          (4,142)              (8,708)
                                                                           --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt                                                      (54)                  --
      Net proceeds from exercise of stock options                                      52                   87
                                                                           --------------       --------------
                    Net cash provided by (used in) financing activities                (2)                  87
                                                                           --------------       --------------

Net increase in cash and cash equivalents                                           4,084                3,234
      Cash and cash equivalents at beginning of period                              5,930               31,759
                                                                           --------------       --------------
      Cash and cash equivalents at end of period                           $       10,014       $       34,993
                                                                           ==============       ==============


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

    The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

    Certain prior year financial statement items have been reclassified to conform to the current year's format.

2.  NET INCOME PER SHARE

    Net income per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company will be required to present "basic" earnings per share which excludes the effect of common stock equivalents. Basic earnings per share for the quarters ended March 31, 1996 and 1997 was $0.02 and $0.07, respectively. The Company will also be required to present "diluted" earnings per share which includes the effect of common stock equivalents. Diluted earnings per share for the quarters ended March 31, 1996 and 1997 was $0.02 and $0.06, respectively.

3.  SUBSEQUENT EVENT

    On April 1, 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation ("CSC"), for a purchase price of $1 million. OPG provides Operation Planning Environment ("OPE") optimization software for planning and scheduling for customers in the consumer packaged goods industry. The Company has assumed and is committed to the contractual obligations of the OPE customer base, and as part of the agreement, all employees of OPG became employees of the Company. The acquisition will be accounted for under the purchase accounting method, and a substantial portion of the purchase price will be recorded as in-process research and development and expensed during the second quarter of 1997. Additionally, the Company has agreed to make available a certain amount of consulting revenue opportunities to CSC within a three year period from the date of the acquisition. If the agreed upon consulting revenue opportunities are not made available to CSC, the Company will be required to make an additional cash payment to CSC at the end of the three year period equal to the gross profit typically realized on such consulting revenue. Such payment, if any, would be recorded as an increase in the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company develops, markets and sells client/server based decision support software products for supply chain management and other applications. The Company also provides services such as consulting, training and maintenance related to these products. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from raw materials procurement through work-in-process to customer delivery. The Company's supply chain management software solution, Rhythm(R), enables customers to model complex, multi-site supply chains and rapidly generate integrated solutions to planning and scheduling problems such as production bottlenecks, supply interruptions and customer order changes. Rhythm utilizes a unique, constraint-based methodology which simultaneously considers a broad range of constraints -- from machine capabilities to individual customer commitments -- to optimize all aspects of the supply chain including manufacturing and logistics.

    This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results" sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                              1996                  1997
                                                             ------                ------
            Revenues:
                Software licenses                              75.9%                 65.1%
                Services                                       14.6                  24.4
                Maintenance                                     9.5                  10.5
                                                             ------                ------
                    Total revenues                            100.0                 100.0
                                                             ------                ------
            Costs and expenses:
                Cost of software licenses                      11.9                   5.7
                Cost of services and maintenance               12.4                  21.7
                Sales and marketing                            38.6                  36.8
                Research and development                       21.4                  20.9
                General and administrative                     10.2                   8.7
                                                             ------                ------
                    Total costs and expenses                   94.5                  93.8
                                                             ------                ------
            Operating income                                    5.5                   6.2
            Other income                                        1.0                   2.3
                                                             ------                ------
            Income before income taxes                          6.5                   8.5
            Provision for income taxes                          2.5                   3.3
                                                             ------                ------
            Net income                                          4.0%                  5.2%
                                                             ======                ======


   REVENUES

    The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year and collection is considered probable by management. Service revenues are derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

    Total revenues increased 153.8% to $32.2 million in the quarter ended March 31, 1997 from $12.7 million in the quarter ended March 31, 1996. The Company currently derives all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

    SOFTWARE LICENSES. Revenues from software licenses increased 117.7% to $20.9 million in the quarter ended March 31, 1997 from $9.6 million in the quarter ended March 31, 1996. Software license revenues constituted 65.1% and 75.9% of total revenues in the quarters ended March 31, 1997 and 1996, respectively. The significant increase in the dollar amount of software license revenues was primarily due to growing market acceptance of the Company's software products, a substantial investment in the Company's infrastructure and continued expansion into new geographic and vertical markets. These factors contributed to an increase in the number of Rhythm licenses sold during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. In this regard, the Company has entered into reselling agreements with other software providers such as SAP AG and Systems Software Associates. As a result, the Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

    SERVICES. Revenues from services increased 324.8% to $7.8 million in the quarter ended March 31, 1997 from $1.8 million in the quarter ended March 31, 1996. Service revenues constituted 24.4% and 14.6% of total revenues in the quarters ended March 31, 1997 and 1996, respectively. The significant increases in service revenues were primarily due to the significant increase in the number of Rhythm licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. These increases were also due to an increase in the use of third party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and training services.

    MAINTENANCE. Revenues from maintenance increased 180.2% to $3.4 million in the quarter ended March 31, 1997 from $1.2 million in the quarter ended March 31, 1996. Maintenance revenues constituted 10.5% and 9.5% of total revenues in the quarters ended March 31, 1997 and 1996, respectively. These increases were primarily due to the continued increase in the number of Rhythm licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but should not vary significantly from the percentage of total revenues achieved in the quarter ended March 31, 1997.

    INTERNATIONAL REVENUES. The Company's international revenues, primarily generated from customers located in Asia, Canada and Europe, were approximately 37% and 19% of total revenues in the quarters ended March 31, 1997 and 1996, respectively. The significant increase in international revenues as a percentage of total revenues was primarily due to the continued international expansion of the Company's sales operations. The

Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

   COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES.  Cost of software licenses consists primarily of
(i) the cost of reproduction and delivery of the software, (ii) the cost of user documentation, (iii) royalty fees associated with third-party software included with the sales of Rhythm and (iv) commissions paid to third-parties in connection with joint marketing and other related agreements. Cost of software licenses was $1.8 million and $1.5 million in the quarters ended March 31, 1997 and 1996, representing 8.8% and 15.7% of software license revenues, respectively. The decrease in cost of software licenses as a percent of software license revenues was primarily due to royalties paid to a third-party vendor in the first quarter of 1996 in connection with a significant software license sale that included complementary software provided by such vendor. Royalty fees and third-party commissions were $1.8 million and $1.5 million in the quarters ended March 31, 1997 and 1996, respectively, while the cost of reproduction and delivery of software and the cost of user documentation were
immaterial for those periods.   The Company expects to continue to include
third-party software with sales of Rhythm to the extent requested by customers.

    COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $7.0 million and $1.6 million in the quarters ended March 31, 1997 and 1996, representing 62.1% and 51.3% of service and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of service and maintenance revenues were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third party consultants to provide implementation services. In addition, consulting and support centers were established in Canada, Europe and Japan in the latter half of 1996. The Company expects to continue to increase the number of its consulting, product support and training staff in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins.

    SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $11.8 million and $4.9 million in the quarters ended March 31, 1997 and 1996, representing 36.8% and 38.6% of total revenues, respectively. The increase in dollar amount of sales and marketing expenses was primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and (iii) increased marketing and promotional activities. The decrease in sales and marketing expenses as a percentage of total revenue was primarily due to the commissions associated with a higher percentage of license revenue in the first quarter of 1996 and a significant investment in the Company's sales and marketing organization in the first quarter of 1996. The Company expects to continue to significantly increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets. The Company believes that the dollar amount of sales and marketing expenses will continue to increase, but should not vary significantly as a percentage of total revenues from the level experienced in the quarter ended March 31, 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $6.7 million and $2.7 million in the quarters ended March 31, 1997 and 1996, representing 20.9% and 21.4% of total revenues, respectively. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development department. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $2.8 million and $1.3 million in the quarters ended March 31, 1997 and 1996, representing 8.7% and 10.2% of total revenues,
respectively.   The increase in dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during 1996 and the first quarter of 1997. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

   OTHER INCOME

    Other income consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense on the Company's outstanding debt. Other income was $727,000 and $127,000 in the quarters ended March 31, 1997 and 1996, representing 2.3% and 1.0% of total revenues, respectively. The increase in other income both in dollar amount and as a percentage of total revenues was primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1996 and a decrease in interest expense due to the repayment of a majority of the Company's outstanding debt in June 1996.

   PROVISION FOR INCOME TAXES

    The Company recorded income tax expense of $1.1 million and $317,000 in the quarters ended March 31, 1997 and 1996, respectively. The Company's effective income tax rate was 39.3% in the quarter ended March 31, 1997 as compared to 38.5% in the quarter ended March 31, 1996. The Company's effective income tax rate was higher in the first quarter of 1997 primarily due to a higher federal income tax rate as a result of the significant increase in the Company's profitability.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and during 1996, through sales of equity securities. The Company's operating activities provided cash of $11.9 million in the quarter ended March 31, 1997 as compared to $8.2 million in the quarter ended March 31, 1996. Operating cash flows have increased primarily due to increases in net income, accrued liabilities and deferred revenue and a decrease in accounts receivable partially offset by an increase in contract receivables. Accrued liabilities have increased primarily as a result of increased royalties, third-party commissions, accrued compensation and related expenses. Deferred revenues have increased primarily as a result of the growth in customer licensing activity and the associated deferrals of service and maintenance revenue for which the money has been received but the services have not been performed.

    Accounts receivable, net of allowance for doubtful accounts, decreased to $17.2 million at March 31, 1997 from $25.5 million at December 31, 1996, primarily due to the collection of several large trade receivable balances outstanding at December 31, 1996. Contract receivables consist primarily of contractually scheduled amounts due from customers that, based on negotiations with the individual customers, provide for terms which are longer than typical trade terms. Contract receivables, net of allowance for doubtful accounts, increased from $3.1 million at December 31,

1996 to $9.6 million at March 31, 1997 primarily due to the extended payment terms of several license agreements partially offset by billings of contract receivables outstanding at December 31, 1996. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's financial position or results of operations.

    Average days' sales outstanding, including contract receivables, was 77 days for the quarter ended March 31, 1997 as compared to 74 days for the year ended December 31, 1996. The increase in average days outstanding was primarily due to an increase in receivables from customers located in foreign countries which tend to have longer payment terms compared to customers located in the United States. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables in which the related revenues may not yet be recognizable.

    Cash used in investing activities was $8.7 million in the quarter ended March 31, 1997 as compared to $4.1 million in the quarter ended March 31, 1996. The increase in cash used in investing activities was primarily due to the increase in the net purchases of short-term investments. At March 31, 1997, the Company did not have any material commitments for capital expenditures.

    As of March 31, 1997, the Company had $55.0 million of working capital, including $35.0 million in cash and cash equivalents and $24.8 million in short-term investments as compared to $53.3 million of working capital as of December 31, 1996, including $31.8 million in cash and cash equivalents and $18.0 million in short-term investments. The increase in working capital was primarily due to a decrease in accounts receivable which was partially offset by an increase in contract receivables.

    The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires on June 1, 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lender's prime lending rate (8.50% at March 31, 1997). At March 31, 1997, the Company had $100,000 of borrowings outstanding under the revolving credit agreement, and the maximum amount of borrowings allowable under the revolving credit agreement was $3.0 million.

    The Company is actively reviewing acquisition candidates with leading-edge products and technologies that could enhance the Company's product offering. The technologies associated with the products of the acquired businesses would be incorporated into the Company's existing internally developed products or would be used in developing new client/server, open systems products. On April 1, 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation, for a purchase price of $1 million. The acquisition will be accounted for under the purchase accounting method, and a substantial portion of the purchase price will be recorded as in-process research and development and expensed during the second quarter of 1997. The Company is currently involved in the evaluation of, and discussions with, one or more additional acquisition candidates, but the Company has not reached any agreements with respect to any future acquisitions. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Numerous factors may affect the Company's business and results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; the reliance on Rhythm and related products and services for substantially all of the Company's revenues; the level and intensity of competition in the supply chain management market; the Company's ability to continue to improve its infrastructure (including personnel and systems) to manage the substantial growth of the Company; the timing of the release and market acceptance of new or enhanced versions of the Company's software products; the international expansion of the Company's operations; the complexity of the Company's existing software products and new products expected to be developed; and general economic and business conditions. The discussion below addresses some of these factors.
For a more thorough discussion of these and other factors that may affect the Company's future results, see "Item 1 - Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    The Company's expense levels are based, in part, on its expected future revenues. If revenues are below expectations, operating results and net income are likely to be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices, invest significant resources in research and development efforts or pursue new market opportunities in response to competition. There can be no assurance that revenues will grow in future periods, that they will grow at historical rates, or that the Company will maintain positive operating margins in future quarters.

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

    As a result of the complexities inherent in client/server computing environments and the broad functionality and performance demanded by customers for supply chain management products, major new products and product enhancements can require long development and testing periods. In addition, software programs as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. While the Company has on occasion experienced delays in the scheduled introduction of new and enhanced products and products containing bugs, to date the Company's business has not been materially adversely affected by delays or the release of products containing errors. There can be no assurance, however, that errors will not be found in future releases of the Company's software, or that such errors will not impair the market acceptance of these products and adversely affect the Company's business, operating results and financial condition.

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

   INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS

    The Company has utilized, and intends to continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel. International expansion of the Company's operations has required, and will continue to require the Company to translate its software and manuals into foreign languages. To date, the Company has translated its software into Asian, European and Latin American languages. To the extent the Company is unable to expand its international operations or translate its software and manuals into foreign languages in a timely manner, it is likely to adversely impact the Company's operating results. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

                                   PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibit Index
             -------------

             Number      Exhibit Description
             ------  --------------------------

              11.1    Statement of Computation of Net Income Per Share

              27.1    Financial Data Schedule


        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               i2 TECHNOLOGIES, INC.



    May 14, 1997               /s/ Sanjiv S. Sidhu
    ------------               -------------------------------------------------
     (Date)                    Sanjiv S. Sidhu
                               Chairman of the Board and Chief Executive Officer
                               (Principal executive officer)


    May 14, 1997               /s/ David F. Cary
    ------------               -------------------------------------------------
     (Date)                    David F. Cary
                               Vice President and Chief Financial Officer
                               (Principal finance and accounting officer)

                               Index to Exhibits

Number               Exhibit Description                                     Page
---------            -------------------                                     ----
11.1                 Statement of Computation of Net Income Per Share         17

27.1                 Financial Data Schedule                                  18