Form 10-Q
period 1997-06-30
I2 TECHNOLOGIES INC
filed 1997-08-08
CIK 1009304

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from       to
                                             ------   ------


                        Commission file number 0 - 28030



                             i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                 75-2294945
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


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

                                                    Yes  [ X ]     No  [  ]

As of August 4, 1997, the Registrant had outstanding 29,703,337 shares of Common Stock, $.00025 par value.

===============================================================================
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I            FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 1996 and
                     June 30, 1997                                                                3

                  Condensed Consolidated Statements of Income for the Three Months
                     and Six Months Ended June 30, 1996 and June 30, 1997                         4

                  Condensed Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 1996 and June 30, 1997                                 5

                  Notes to Condensed Consolidated Financial Statements                            6

   Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                        8


PART II           OTHER INFORMATION

   Item 2.        Changes in Securities                                                          16

   Item 4.        Submission of Matters to a Vote of Security Holders                            16

   Item 5.        Other Information                                                              17

   Item 6.        Exhibits and Reports on Form 8-K                                               17


SIGNATURES                                                                                       20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                       December 31,       June 30,
                                                                          1996             1997
                                                                       ------------    ------------
                                                                                        (unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                        $     36,078    $     26,580
      Short-term investments                                                 18,031          23,343
      Accounts receivable, net                                               33,615          46,591
      Prepaid and other current assets                                        3,219           3,293
      Income tax receivable                                                    --             3,521
      Deferred income taxes                                                    --               691
                                                                       ------------    ------------
           Total current assets                                              90,943         104,019
Furniture and equipment, net                                                  8,934          15,485
Deferred income taxes and other assets                                        1,256           1,640
                                                                       ------------    ------------
           Total assets                                                $    101,133    $    121,144
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $      4,583    $      7,149
      Accrued liabilities                                                     8,184          16,544
      Current portion of deferred revenue                                    18,932          22,967
      Income taxes payable                                                      363            --
      Deferred income taxes                                                      57            --
                                                                       ------------    ------------
           Total current liabilities                                         32,119          46,660
Long-term debt                                                                  100             100
Deferred revenue                                                                266             662
                                                                       ------------    ------------
           Total liabilities                                                 32,485          47,422
                                                                       ------------    ------------
Stockholders' equity:
      Preferred Stock, $.001 par value, 5,000,000 shares authorized,
           none issued                                                         --              --
      Common Stock, $.00025 par value, 50,000,000 shares
           authorized, 28,883,410 and 29,609,036 shares issued
           and outstanding, respectively                                          7               7
      Additional paid-in capital                                             58,074          61,677
      Deferred compensation                                                  (1,865)         (1,495)
      Retained earnings                                                      12,432          13,533
                                                                       ------------    ------------
           Total stockholders' equity                                        68,648          73,722
                                                                       ------------    ------------
           Total liabilities and stockholders' equity                  $    101,133    $    121,144
                                                                       ============    ============


                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                    (In thousands, except per share amounts)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                               -----------------------    -----------------------
                                                   1996         1997          1996         1997
                                               ----------   ----------    ----------   ----------
Revenues:
     Software licenses                         $   11,517   $   33,290    $   22,652   $   55,873
     Services                                       4,460       10,605         7,308       19,975
     Maintenance                                    1,825        4,128         3,236        7,940
                                               ----------   ----------    ----------   ----------
         Total revenues                            17,802       48,023        33,196       83,788
                                               ----------   ----------    ----------   ----------

Costs and expenses:
     Cost of software licenses                         28        1,217            43        2,508
     Cost of services and maintenance               4,043        9,838         6,530       17,996
     Sales and marketing                            7,615       17,005        13,424       30,612
     Research and development                       3,421       10,438         6,501       17,978
     General and administrative                     2,125        4,909         3,830        8,387
     In-process research and development and
       acquisition costs                             --          5,649          --          5,649
                                               ----------   ----------    ----------   ----------
         Total costs and expenses                  17,232       49,056        30,328       83,130
                                               ----------   ----------    ----------   ----------

Operating income (loss)                               570       (1,033)        2,868          658

Other income                                          463          627           596        1,381
                                               ----------   ----------    ----------   ----------

Income (loss) before income taxes                   1,033         (406)        3,464        2,039
Provision (benefit) for income taxes                  385          (16)        1,290          938
                                               ----------   ----------    ----------   ----------
Net income (loss)                              $      648   $     (390)   $    2,174   $    1,101
                                               ==========   ==========    ==========   ==========

Net income (loss) per share                    $     0.02   $    (0.01)   $      0.0   $     0.03

Weighted average common and common
     equivalent shares outstanding                 31,807       29,259        30,685       33,462




                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)


                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1996          1997
                                                               ----------    -----------
Cash flows from operating activities:
      Net income                                                 $  2,174    $  1,101
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation                                             1,148       2,033
           Amortization of deferred compensation                      414         370
           Deferred income taxes                                      346        (462)
           Tax benefit of stock options                              --         2,967
           Changes in operating assets and liabilities:
               Accounts receivable, net                            (5,030)    (12,976)
               Income tax receivable                                 (595)     (3,521)
               Prepaid and other assets                              (746)       (744)
               Accounts payable                                       952       2,566
               Accrued liabilities                                  3,330       8,360
               Income taxes payable                                  (193)       (363)
               Deferred revenue                                     5,598       4,431
                                                                 --------    --------
                    Net cash provided by operating activities       7,398       3,762
                                                                 --------    --------

Cash flows from investing activities:
      Purchases of furniture and equipment                         (3,491)     (8,584)
      Purchases of short-term investments                         (28,933)    (20,812)
      Proceeds from maturities of short-term investments             --        15,500
                                                                 --------    --------
                    Net cash used in investing activities         (32,424)    (13,896)
                                                                 --------    --------

Cash flows from financing activities:
      Proceeds from revolving line of credit                          400        --
      Payments on long-term debt                                   (1,253)       --
      Advances from stockholders, net                                (471)       --
      Net proceeds from sale of common stock
           and exercise of stock options                           44,830         636
                                                                 --------    --------
                    Net cash provided by financing activities      43,506         636
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents               18,480      (9,498)
Cash and cash equivalents at beginning of period                    7,383      36,078
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 25,863    $ 26,580
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

         In May 1997, the Company acquired Think Systems Corporation ("Think"), a demand planner software company; acquired Optimax Systems Corporation ("Optimax"), a scheduling and sequencing software company; and entered into an agreement to acquire Think Systems Private Limited ("Think India"), an offshore software development house (see Note 3).

         The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Current Report on Form 8-K dated June 12, 1997, as amended.

         The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.

2.  NET INCOME (LOSS) PER SHARE

         Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method, except in loss periods when the effect would be antidilutive. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company will be required to present "basic" earnings per share which excludes the effect of common stock equivalents. Basic earnings (loss) per share for the three months ended June 30, 1996 and 1997 was $0.02 and $(0.01), respectively. Basic earnings per share for the six months ended June 30, 1996 and 1997 was $0.08 and $0.04, respectively. The Company will also be required to present "diluted" earnings per share which includes the effect of common stock equivalents. Diluted earnings (loss) per share for the three months ended June 30, 1996 and 1997 was $0.02 and $(0.01), respectively. Diluted earnings per share for the six months ended June 30, 1996 and 1997 was $0.07 and $0.03, respectively. All net income
(loss) per share computations give retroactive effect to the exchange of common shares in connection with the Think, Think India and Optimax acquisitions (see
Note 3).

3.    BUSINESS COMBINATIONS

         In May 1997, the Company acquired Think and Optimax and entered into an agreement to acquire Think India. Under the terms of these agreements, the Company has agreed to issue up to 3,823,337 shares, 1,372,618 shares and 35,663 shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think, Optimax and Think India, respectively. The acquisition of Think India is subject to a number of conditions, including requisite Indian regulatory approval. The Company expects to obtain the necessary regulatory approvals and consummate the Think India acquisition by the end of 1997.

         Think provides premium demand chain solutions, including an integrated line of flexible, client/server-based software applications, for sales, marketing and logistics departments representing a variety of industries including consumer packaged goods, high technology, pharmaceutical, apparel, automotive and other product driven specializations. Think India is controlled by the former principal shareholders of Think and is engaged primarily in research and development services provided to Think. Optimax develops, markets and implements supply chain sequencing software using unique genetic algorithms for customer-driven, make-to-order manufacturing.

         Each of these business combinations was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combinations and include the combined operations of i2 Technologies, Think, Optimax and Think India for all periods presented. The following is a summary of the results of operations of the separate entities for periods that have not previously been reported (in thousands):

                                                                         Think         Pooling
                      i2 Technologies      Think          Optimax        India        Adjustments     Combined
                      ---------------     --------        --------       ------       -----------     --------
Three Months Ended
June 30, 1997:
   Revenues            $     42,349       $  4,574        $  1,228       $ 474         $  (602)       $ 48,023
   Net income (loss)            423           (423)           (347)        (43)           --              (390)

Six Months Ended
June 30, 1997:
   Revenues            $     74,514       $  7,956        $  2,252       $ 925         $(1,859)       $ 83,788
   Net income (loss)          2,080         (1,009)           (273)        143             160           1,101


         Pooling adjustments have been recorded to eliminate (i) revenues and expenses associated with software license royalties, consulting services and maintenance charges provided to i2 Technologies by Think, and (ii) revenues and expenses associated with research and development services provided to Think by Think India.

         In April 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation ("CSC"), for a cash purchase price of $1.0 million. OPG provides operation planning environment ("OPE") optimization software for planning and scheduling for customers in the consumer packaged goods industry. The Company assumed the contractual obligations of the OPE customer base in return for $271,000 representing prepaid maintenance revenue. As part of the acquisition agreement, all employees of OPG became employees of the Company. The acquisition was accounted for under the purchase accounting method, and a substantial portion of the purchase price was recorded as in-process research and development and expensed during the second quarter of 1997. Additionally, the Company has agreed to make available a certain amount of consulting revenue opportunities to CSC within a three-year period from the date of the acquisition. If the agreed upon consulting revenue opportunities are not made available to CSC, the Company will be required to make an additional cash payment to CSC at the end of the three-year period equal to the gross profit typically realized on such consulting revenue. Such payment, if any, would be recorded as an increase in the purchase price.

         The Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with the business combinations involving Think, Optimax, Think India and OPG. These costs include, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. The Company recorded these expenses in the second quarter of 1997. Due to the non-deductibility of certain of the acquisition-related expenses, the Company adjusted its estimated effective income tax rate to 46.0% for the six months ended June 30, 1997. The acquisition-related expenses resulted in a one-time charge to the Company's operating results and reduced net income per share for the three months and six months ended June 30, 1997 by $0.09 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and sells client/server-based decision support software products for supply chain management and related applications. The Company also provides services such as consulting, training and maintenance related to these products. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, from demand forecasting to raw materials procurement, work-in-process, distribution and transportation to customer delivery. The Company's supply chain management software solution, Rhythm(R), enables customers to model complex, multi-site supply chains and rapidly generate integrated solutions to supply chain problems such as demand forecasting, production bottlenecks, supply interruptions and customer order changes. Rhythm utilizes a unique, constraint-based methodology which simultaneously considers a broad range of constraints -- from machine capabilities to individual customer commitments to changing revenue forecasts -- to optimize all aspects of the supply chain including manufacturing and logistics.

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



                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------     --------------------
                                                                  1996        1997         1996        1997
                                                                --------    --------     --------    --------
Revenues:
    Software licenses                                               64.7%       69.3%        68.2%       66.7%
    Services                                                        25.1        22.1         22.0        23.8
    Maintenance                                                     10.2         8.6          9.8         9.5
                                                                --------    --------     --------    --------
       Total revenues                                              100.0       100.0        100.0       100.0
                                                                --------    --------     --------    --------
Costs and expenses:
    Cost of software licenses                                        0.2         2.5          0.1         3.0
    Cost of services and maintenance                                22.7        20.5         19.7        21.5
    Sales and marketing                                             42.8        35.4         40.5        36.5
    Research and development                                        19.2        21.7         19.6        21.5
    General and administrative                                      11.9        10.2         11.5        10.0
    In-process research and development and acquisition costs       --          11.8         --           6.7
                                                                --------    --------     --------    --------
       Total costs and expenses                                     96.8       102.1         91.4        99.2
                                                                --------    --------     --------    --------
Operating income (loss)                                              3.2        (2.1)         8.6         0.8
Other income                                                         2.6         1.3          1.8         1.6
                                                                --------    --------     --------    --------
Income (loss) before income taxes                                    5.8        (0.8)        10.4         2.4
Provision (benefit) for income taxes                                 2.2        --            3.9         1.1
                                                                --------    --------     --------    --------
Net income (loss)                                                    3.6%       (0.8)%        6.5%        1.3%
                                                                ========    ========     ========    ========

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

         Total revenues increased 169.8% to $48.0 million in the quarter ended June 30, 1997 from $17.8 million in the quarter ended June 30, 1996. In the first six months of 1997, total revenues increased 152.4% to $83.8 million from $33.2 million in the first six months of 1996. The Company currently derives substantially all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 189.1% to $33.3 million in the quarter ended June 30, 1997 from $11.5 million in the quarter ended June 30, 1996. In the first six months of 1997, revenues from software licenses increased 146.7% to $55.9 million from $22.7 million in the first six months of 1996. The significant increases in software license revenues were primarily due to an increased awareness of the benefits of supply chain management, growing market acceptance of the Company's software products, a substantial investment in the Company's infrastructure and continued expansion into new geographic and vertical markets. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

         SERVICES. Revenues from services increased 137.8% to $10.6 million in the quarter ended June 30, 1997 from $4.5 million in the quarter ended June 30, 1996. In the first six months of 1997, revenues from services increased 173.3% to $20.0 million from $7.3 million in the first six months of 1996. The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of Rhythm licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. These increases were also due to an increase in the use of third party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 126.2% to $4.1 million in the quarter ended June 30, 1997 from $1.8 million in the quarter ended June 30, 1996. In the first six months of 1997, revenues from maintenance increased 145.4% to $7.9 million from $3.2 million in the first six months of 1996. The significant increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of Rhythm licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but maintenance revenues as a percentage of total revenues may decrease from the level experienced in the six months ended June 30, 1997.

         INTERNATIONAL REVENUES. The Company's international revenues, primarily generated from customers located in Asia, Canada and Europe, were approximately 33% of total revenues in the three months and six months ended June 30, 1997 and were approximately 17% of total revenues in the three months and six months ended June 30, 1996. The significant increases in international revenues as a percentage of total revenues were primarily due to the continued international expansion of the Company's sales and consulting operations as well as software localization efforts. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

     COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) the cost of reproduction and delivery of the software, (ii) the cost of user documentation, (iii) royalty fees associated with third-party software included with the sales of Rhythm and (iv) commissions paid to third-parties in connection with joint marketing and other related agreements. Cost of software licenses was $1.2 million and $28,000 in the quarters ended June 30, 1997 and 1996, representing 3.7% and 0.2% of software license revenues, respectively. Cost of software licenses was $2.5 million and $43,000 in the first six months of 1997 and 1996, representing 4.5% and 0.2% of software license revenues, respectively. The increases in cost of software licenses both in dollar amount and as a percentage of software license revenues were primarily due to an increase in commissions paid to third-parties in connection with joint marketing and other related agreements.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $9.8 million and $4.0 million in the quarters ended June 30, 1997 and 1996, representing 66.8% and 64.3% of total services and maintenance revenues, respectively. Cost of services and maintenance was $18.0 million and $6.5 million in the first six months of 1997 and 1996, representing 64.5% and 61.9% of total services and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of total services and maintenance revenues were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third party consultants to provide implementation services. In addition, consulting and support centers were established and expanded in Canada, Europe and Japan in the last six months of 1996 and the first six months of 1997. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross margins.

         SALES AND MARKETING. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $17.0 million and $7.6 million in the quarters ended June 30, 1997 and 1996, representing 35.4% and 42.8% of total revenues, respectively. These same expenses were $30.6 million and $13.4 million in the first six months of 1997 and 1996, representing 36.5% and 40.5% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and (iii) increased marketing and promotional activities. The decreases in sales and marketing expenses as a percentage of total revenues were primarily due to the Company's ability to leverage its growing base of sales and marketing resources to significantly increase revenues. The Company expects to continue to increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets. The Company believes that the dollar amount of sales and marketing expenses will continue to increase, but should not vary significantly as a percentage of total revenues from the level experienced in the six months ended June 30, 1997.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $10.4 million and $3.4 million in the quarters ended June 30, 1997 and 1996, representing 21.7% and 19.2% of total revenues, respectively. These same expenses were $18.0 million and $6.5 million in the first six months of 1997 and 1996, representing 21.5% and 19.6% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development centers, particularly its international development facilities. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $4.9 million and $2.1 million in the quarters ended June 30, 1997 and 1996, representing 10.2% and 11.9% of total revenues, respectively. These same expenses were $8.4 million and $3.8 million in the first six months of 1997 and 1996, representing 10.0% and 11.5% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business during 1996 and the first six months of 1997. The decreases in general and administrative expenses as a percentage of total revenues were primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

         IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. In April 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation, for a cash purchase price of $1.0 million. The acquisition was accounted for under the purchase accounting method, and a substantial portion of the purchase price was recorded as in-process research and development. In May 1997, the Company acquired Think Systems Corporation ("Think"), a demand planner software company; acquired Optimax Systems Corporation ("Optimax"), a scheduling and sequencing software company; and entered into an agreement to acquire Think Systems Private Limited ("Think India"), an offshore software development house. The acquisitions of Think, Optimax and Think India have been accounted for as a pooling of interests. The Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with the business combinations involving Think, Optimax, Think India and OPG which were recorded in the second quarter of 1997. These costs included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. As a result of these costs, the Company experienced an operating loss of $1.0 million for the quarter ended June 30, 1997. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

     OTHER INCOME

         Other income consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense on the Company's debt. Other income was $627,000 and $463,000 in the quarters ended June 30, 1997 and 1996, representing 1.3% and 2.6% of total revenues, respectively. Other income was $1.4 million and $596,000 in the first six months of 1997 and 1996, representing 1.6% and 1.8% of total revenues, respectively. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1996 and a decrease in interest expense due to the repayment of a majority of the Company's debt in June 1996.

     PROVISION FOR INCOME TAXES

         The Company recorded income tax expense of $938,000 and $1.3 million in the first six months of 1997 and 1996, respectively. The Company's effective income tax rate was 46.0% in the first six months of 1997 as compared to 37.2% in the first six months of 1996. The Company's effective income tax rate was higher in the first six months of

1997 primarily due to the non-deductibility of certain of the acquisition-related expenses and a higher expected federal income tax rate in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. The Company's operating activities provided cash of $3.8 million for the six months ended June 30, 1997 as compared to $7.4 million for the six months ended June 30, 1996. Operating cash flows have decreased primarily due to an increase in accounts receivable, partially offset by an increase in accrued liabilities. Accrued liabilities have increased primarily as a result of increased accrued compensation and related expenses.

         Accounts receivable, net of allowance for doubtful accounts, increased to $46.6 million at June 30, 1997 from $33.6 million at December 31, 1996, primarily due to the continued significant increases in revenues. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's financial position or results of operations.

         Average days' sales outstanding was 74 days for the quarter ended June 30, 1997 as compared to 76 days for the year ended December 31, 1996. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

         Cash used in investing activities was $13.9 million for the six months ended June 30, 1997 as compared to $32.4 million in the six months ended June 30, 1996. The decrease in cash used in investing activities was primarily due to the initial investment of proceeds from the Company's initial public offering in May 1996. At June 30, 1997, the Company did not have any material commitments for capital expenditures.

         As of June 30, 1997, the Company had $57.4 million of working capital, including $26.6 million in cash and cash equivalents and $23.3 million in short-term investments as compared to $58.8 million of working capital as of December 31, 1996, including $36.1 million in cash and cash equivalents and $18.0 million in short-term investments.

         The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires in June 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lender's prime lending rate (8.50% at June 30, 1997). At June 30, 1997, the Company had $100,000 of borrowings outstanding under the revolving credit agreement, which was repaid in July 1997.

         The Company continues to review acquisition and joint venture candidates with leading-edge products and technologies that could enhance the Company's product offering. The technologies associated with the products of the acquired businesses would be incorporated into the Company's existing internally developed products or would be used in developing new client/server, open systems products. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Numerous factors may affect the Company's business and results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; the reliance on Rhythm and related products and services for substantially all of the Company's revenues; the level and intensity of competition in the supply chain management market; the Company's ability to continue to improve its infrastructure (including personnel and systems) to manage the substantial growth of the Company; the integration of recent acquisitions and the potential impact of future acquisitions; dependence upon key personnel; the timing of the release and market acceptance of new or enhanced versions of the Company's software products; intellectual property rights; the international expansion of the Company's operations; the complexity of the Company's existing software products and new products expected to be developed; and general economic and business conditions. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect the Company's future results, see the discussion under the caption "Risk Factors" in the Company's Prospectus dated July 29, 1997 related to the sale of Common Stock by the stockholders named therein.

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

     INTEGRATION OF RECENT ACQUISITIONS; POTENTIAL FUTURE ACQUISITIONS

         In April 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation. In May 1997, the Company acquired Think Systems Corporation, a New Jersey corporation ("Think"); acquired Optimax Systems Corporation, a Delaware corporation ("Optimax"); and entered into an agreement to acquire Think Systems Private Limited, an Indian corporation. The acquisitions involve the integration of companies that have previously operated independently. Among the factors considered by the Company's Board of Directors in connection with its approval of each acquisition was the opportunity for the Company to broaden its product offering and provide a more comprehensive solution by incorporating the OPG, Think and Optimax software solutions into Rhythm. However, no assurance can be given that the Company will not encounter difficulties in integrating the respective operations of the Company, OPG, Think and Optimax or that the benefits expected from such integration will be realized. In addition, there can be no assurance that the Company will not experience the loss of key OPG, Think and Optimax personnel. Failure to successfully integrate OPG's, Think's and Optimax's respective operations into the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company may in the future pursue additional acquisitions of businesses, products and technologies that could complement or expand the Company's business. The negotiation of potential acquisitions as well as the integration of an acquired business, product or technology could cause diversion of management's time and resources. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses. Further, no assurances can be given that any acquired business will be successfully integrated with the Company's operations. If any such acquisition were to occur, there can be no assurance that, whether or not consummated, any such acquisition would not have a material adverse effect on the Company's business, operating results and financial condition.

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

                             i2 TECHNOLOGIES, INC.

                                    PART II


ITEM 2.  CHANGES IN SECURITIES.

         From April 1 through June 30, 1997, the Company issued an aggregate 357,110 shares of its common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.0175 to $12.11 per share) under the Company's 1992 Stock Plan and 1995 Stock Option/Stock Issuance Plan. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

         In May 1997, the Company issued (i) an aggregate 2,973,001 shares of its common stock to the shareholders of Think Systems Corporation ("Think") as a condition to the merger (the "Think Merger") of a wholly owned subsidiary of the Company with and into Think and (ii) an aggregate 1,265,916 shares of its common stock to the shareholders of Optimax Systems Corporation ("Optimax") as a condition to the merger of a wholly owned subsidiary of the Company with and into Optimax. These issuances were deemed exempt from registration under
Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) thereof. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

         In June 1997, the Company issued an aggregate 12,322 shares of its common stock pursuant to the exercise of Think stock options (with exercise prices ranging from $1.75 to $2.20 per share) assumed by the Company as a condition to the Think Merger. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon
Section 4(2) thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders held on April 30, 1997 in Dallas, Texas, the Company's stockholders voted on the following matters:

1. The election of directors. All directors proposed by management were elected.


 Name of Nominee            Number of Votes For       Number of Votes Withheld
 ---------------            -------------------       ------------------------
 Harvey B. Cash                 23,111,144                   52,400
 Thomas J. Meredith             23,111,144                   52,400
 Kanna N. Sharma                23,111,144                   52,400
 Sanjiv S. Sidhu                23,111,144                   52,400

2. Approval of an amendment to the 1995 Stock Option/Stock Incentive Plan (the "1995 Plan") to (i) increase the number of shares of Common Stock available for issuance under the 1995 Plan from 10,000,000 to 12,000,000 shares and (ii) establish a limit on the number of shares of Common Stock for which any one person may be granted options, separately exercisable stock appreciation rights and direct stock issuances under the 1995 Plan per calendar year. The amendment was approved.

         Number of Votes For                     21,400,520
         Number of Votes Against                    685,036
         Number of Votes Withheld                       450

3. Approval of the appointment of Ernst & Young LLP as independent auditors. The appointment was approved.

         Number of Votes For                     23,163,027
         Number of Votes Against                        515
         Number of Votes Withheld                         2


ITEM 5.  OTHER INFORMATION

         As a condition to the merger between the Company and Think Systems Corporation ("Think"), Sandeep R. Tungare, a former principal shareholder of Think and Think's former President and Chief Executive Officer, was appointed to the Company's Board of Directors in May 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit Index

             Number              Exhibit Description
             ------              -------------------

              2.1 Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, TSC Acquisition Corporation and Think Systems Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

              2.2 Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, OSC Acquisition Corporation and Optimax Systems Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

             11.1   Statement of Computation of Net Income (Loss) Per Share

             27.1   Financial Data Schedule

             99.1 Text of press release of the Company, dated May 15, 1997 (announcing the Think Merger) (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

             99.2 Text of press release of the Company, dated May 15, 1997 (announcing the Optimax Merger) (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

             99.3 Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of Think Systems Corporation (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

             99.4 Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of Optimax Systems Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1997, the Company filed the following Current Reports on Form 8-K:

          1. The Company filed a Form 8-K dated May 15, 1997 (Items 2 and 7) in order to report that the Company had acquired Think Systems Corporation, a New Jersey corporation ("Think") by statutory merger; had acquired Optimax Systems Corporation, a Delaware corporation ("Optimax") by statutory merger; and had entered into an agreement to acquire Think Systems Private Limited, an Indian corporation ("Think India").

          2. The Company filed a Form 8-K dated June 12, 1997 (Items 5 and 7) in order to provide supplemental consolidated financial statements giving retroactive effect to the mergers with Think and Optimax and including the combined operations of the Company, Think, Optimax and Think India. The following financial statements were filed with the Form 8-K dated June 12, 1997:

                 Supplemental Consolidated Balance Sheets as of December 31, 1995 and 1996

                 Supplemental Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996

                 Supplemental Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

                 Supplemental Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

                 Notes to Supplemental Consolidated Financial Statements

                 After June 30, 1997, the Company filed the following Current Reports on Form 8-K:

          1. The Company filed a Form 8-K/A on July 1, 1997 (Item 7) in order to amend its Form 8-K dated June 12, 1997 to provide additional financial information related to the mergers with Think and Optimax. The following financial statements* were filed with the Form 8-K/A filed July 1, 1997:

                 Supplemental Consolidated Balance Sheets as of December 31, 1995 and 1996

                 Supplemental Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996

                 Supplemental Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

                 Supplemental Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

                 Notes to Supplemental Consolidated Financial Statements

               * Previously filed in their entirety in the Company's Form 8-K dated June 12, 1997 except for Note 13 of Notes to Supplemental Consolidated Financial Statements. The Supplemental Consolidated Financial Statements were refiled for the sole purpose of including Note 13.

               2. The Company filed a Form 8-K dated July 1, 1997 (Items 5 and 7) in order to provide supplemental condensed consolidated financial statements giving retroactive effect to the mergers with Think and Optimax and including the combined operations of the Company, Think, Optimax and Think India. The following financial statements were filed with the Form 8-K dated July 1, 1997:

                      Supplemental Condensed Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997

                      Supplemental Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1996 and 1997

                      Supplemental Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1997

                      Notes to Supplemental Condensed Consolidated Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        i2 TECHNOLOGIES, INC.



August 6, 1997                          /s/ Sanjiv S. Sidhu
--------------                          ---------------------------------------
   (Date)                               Sanjiv S. Sidhu
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal executive officer)


August 6, 1997                          /s/ David F. Cary
--------------                          ---------------------------------------
   (Date)                               David F. Cary
                                        Vice President and Chief
                                        Financial Officer
                                       (Principal finance and
                                        accounting officer)

                               INDEX TO EXHIBITS



   NUMBER      EXHIBIT DESCRIPTION
   ------      -------------------

     2.1 Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, TSC Acquisition Corporation and Think Systems Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

     2.2 Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, OSC Acquisition Corporation and Optimax Systems Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

    11.1       Statement of Computation of Net Income (Loss) Per Share

    27.1       Financial Data Schedule

    99.1 Text of press release of the Company, dated May 15, 1997 (announcing the Think Merger) (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

    99.2 Text of press release of the Company, dated May 15, 1997 (announcing the Optimax Merger) (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

    99.3 Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of Think Systems Corporation (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)

    99.4 Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of Optimax Systems Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference)