Form 10-Q/A
period 1997-06-30
I2 TECHNOLOGIES INC
filed 1997-08-21
CIK 1009304

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)


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
                    (In thousands, except per share amounts)



                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                               -----------------------    -----------------------
                                                   1996         1997          1996         1997
                                               ----------   ----------    ----------   ----------
Revenues:
     Software licenses                         $   11,517   $   33,290    $   22,652   $   55,873
     Services                                       4,460       10,605         7,308       19,975
     Maintenance                                    1,825        4,128         3,236        7,940
                                               ----------   ----------    ----------   ----------
         Total revenues                            17,802       48,023        33,196       83,788
                                               ----------   ----------    ----------   ----------

Costs and expenses:
     Cost of software licenses                         28        1,217            43        2,508
     Cost of services and maintenance               4,043        9,838         6,530       17,996
     Sales and marketing                            7,615       17,005        13,424       30,612
     Research and development                       3,421       10,438         6,501       17,978
     General and administrative                     2,125        4,909         3,830        8,387
     In-process research and development and
       acquisition costs                             --          5,649          --          5,649
                                               ----------   ----------    ----------   ----------
         Total costs and expenses                  17,232       49,056        30,328       83,130
                                               ----------   ----------    ----------   ----------

Operating income (loss)                               570       (1,033)        2,868          658

Other income                                          463          627           596        1,381
                                               ----------   ----------    ----------   ----------

Income (loss) before income taxes                   1,033         (406)        3,464        2,039
Provision (benefit) for income taxes                  385          (16)        1,290          938
                                               ----------   ----------    ----------   ----------
Net income (loss)                              $      648   $     (390)   $    2,174   $    1,101
                                               ==========   ==========    ==========   ==========

Net income (loss) per share                    $     0.02   $    (0.01)   $     0.07   $     0.03

Weighted average common and common
     equivalent shares outstanding                 31,807       29,259        30,685       33,462





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

                                        i2 TECHNOLOGIES, INC.



August 20, 1997                         /s/ Sanjiv S. Sidhu
---------------                         ---------------------------------------
   (Date)                               Sanjiv S. Sidhu
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal executive officer)


August 20, 1997                         /s/ David F. Cary
---------------                         ---------------------------------------
   (Date)                               David F. Cary
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal finance and
                                        accounting officer)