Form 10-Q
period 1997-09-30
I2 TECHNOLOGIES INC
filed 1997-11-03
CIK 1009304

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

As of October 29, 1997, the Registrant had outstanding 30,077,493 shares of Common Stock, $0.00025 par value.


================================================================================
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1996 and
               September 30, 1997                                                             3

            Condensed Consolidated Statements of Income for the Three Months
               and Nine Months Ended September 30, 1996 and September 30, 1997                4

            Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1996 and September 30, 1997                         5

            Notes to Condensed Consolidated Financial Statements                              6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          8


PART II     OTHER INFORMATION

   Item 2.  Changes in Securities                                                            18

   Item 6.  Exhibits and Reports on Form 8-K                                                 18


SIGNATURES                                                                                   20


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         December 31,  September 30,
                                                                             1996          1997
                                                                          ---------      ---------
                                                                                        (unaudited)
                                ASSETS
Current assets:
      Cash and cash equivalents                                           $  36,078      $  36,578
      Short-term investments                                                 18,031         22,934
      Accounts receivable, net                                               33,615         51,653
      Prepaid and other current assets                                        3,219          2,972
      Income tax receivable                                                      --          2,463
      Deferred income taxes                                                      --            872
                                                                          ---------      ---------
           Total current assets                                              90,943        117,472
Furniture and equipment, net                                                  8,934         16,838
Deferred income taxes and other assets                                        1,256          2,084
                                                                          ---------      ---------
           Total assets                                                   $ 101,133      $ 136,394
                                                                          =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $   4,583      $   7,150
      Accrued liabilities                                                     8,184         21,776
      Current portion of deferred revenue                                    18,932         25,125
      Income taxes payable                                                      363             --
      Deferred income taxes                                                      57             --
                                                                          ---------      ---------
           Total current liabilities                                         32,119         54,051
Long-term debt                                                                  100             --
Deferred revenue                                                                266            617
                                                                          ---------      ---------
           Total liabilities                                                 32,485         54,668
                                                                          ---------      ---------
Stockholders' equity:
      Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
           none issued                                                           --             --
      Common Stock, $0.00025 par value, 50,000,000 shares
           authorized, 28,883,410 and 29,935,769 shares issued
           and outstanding, respectively                                          7              7
      Additional paid-in capital                                             58,074         65,286
      Deferred compensation                                                  (1,865)        (1,310)
      Retained earnings                                                      12,432         17,743
                                                                          ---------      ---------
           Total stockholders' equity                                        68,648         81,726
                                                                          ---------      ---------
           Total liabilities and stockholders' equity                     $ 101,133      $ 136,394
                                                                          =========      =========

                             See accompanying notes.

                             i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                    (In thousands, except per share amounts)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ---------------------     ---------------------
                                                                     1996         1997         1996         1997
                                                                   --------     --------     --------     --------
Revenues:
     Software licenses                                             $ 15,847     $ 36,823     $ 38,499     $ 92,696
     Services                                                         6,034       12,590       13,342       32,565
     Maintenance                                                      2,086        5,449        5,322       13,389
                                                                   --------     --------     --------     --------
         Total revenues                                              23,967       54,862       57,163      138,650
                                                                   --------     --------     --------     --------

Costs and expenses:
     Cost of software licenses                                           49           65           92        2,573
     Cost of services and maintenance                                 5,402       11,698       11,932       29,694
     Sales and marketing                                              9,222       18,005       22,646       48,617
     Research and development                                         4,721       12,901       11,222       30,879
     General and administrative                                       2,424        5,081        6,254       13,468
     In-process research and development and acquisition costs           --           --           --        5,649
                                                                   --------     --------     --------     --------
         Total costs and expenses                                    21,818       47,750       52,146      130,880
                                                                   --------     --------     --------     --------

Operating income                                                      2,149        7,112        5,017        7,770

Other income                                                            583          684        1,179        2,065
                                                                   --------     --------     --------     --------

Income before income taxes                                            2,732        7,796        6,196        9,835
Provision for income taxes                                            1,018        3,586        2,308        4,524
                                                                   --------     --------     --------     --------
Net income                                                         $  1,714     $  4,210     $  3,888     $  5,311
                                                                   ========     ========     ========     ========

Net income per share                                               $   0.06     $   0.12     $   0.13     $   0.16

Weighted average common and common
     equivalent shares outstanding                                   32,670       34,070       31,369       33,639


                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1996             1997
                                                                -----------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $  3,888         $  5,311
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation                                               1,813            2,816
           Amortization of deferred compensation                        599              555
           Deferred income taxes                                        233           (1,139)
           Tax benefit of stock options                                  --            5,810
           Changes in operating assets and liabilities:
               Accounts receivable, net                             (14,257)         (18,038)
               Income tax receivable/payable                           (115)          (2,826)
               Prepaid and other assets                              (1,611)            (371)
               Accounts payable                                       1,974            2,567
               Accrued liabilities                                    6,252           13,592
               Deferred revenue                                       9,183            6,544
                                                                   --------         --------
                    Net cash provided by operating activities         7,959           14,821
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of furniture and equipment                           (5,128)         (10,720)
      Purchases of short-term investments                           (37,484)         (40,850)
      Proceeds from maturities of short-term investments             11,000           35,947
                                                                   --------         --------
                    Net cash used in investing activities           (31,612)         (15,623)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                            400               --
      Payments on long-term debt                                     (1,253)            (100)
      Advances from stockholders, net                                  (471)              --
      Net proceeds from sale of common stock
           and exercise of stock options                             44,886            1,402
                                                                   --------         --------
                    Net cash provided by financing activities        43,562            1,302
                                                                   --------         --------

Net increase in cash and cash equivalents                            19,909              500
Cash and cash equivalents at beginning of period                      7,383           36,078
                                                                   --------         --------
Cash and cash equivalents at end of period                         $ 27,292         $ 36,578
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

     The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     Certain prior year financial statement items have been reclassified to conform to the current year's format.

2.   NET INCOME PER SHARE

     Net income per common share is computed based upon the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents from the exercise of stock options using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and accordingly, is not presented. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company will be required to present "basic" earnings per share which excludes the effect of common stock equivalents. Basic earnings per share for the three months ended September 30, 1996 and 1997 was $0.06 and $0.14, respectively. Basic earnings per share for the nine months ended September 30, 1996 and 1997 was $0.14 and $0.18, respectively. The Company will also be required to present "diluted" earnings per share which includes the effect of common stock equivalents. Diluted earnings per share for the three months ended September 30, 1996 and 1997 was $0.06 and $0.12, respectively. Diluted earnings per share for the nine months ended September 30, 1996 and 1997 was $0.13 and $0.16, respectively. All net income per share computations give retroactive effect to the exchange of common shares in connection with the Think, Think India and Optimax acquisitions (see
Note 3).

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

     Think provides premium demand chain solutions, including an integrated line of flexible, client/server-based software applications, for sales, marketing and logistics departments representing a variety of industries including consumer packaged goods, high technology, pharmaceutical, apparel, automotive and other product driven specializations. Think India is engaged primarily in research and development services provided to Think. Optimax develops, markets and implements supply chain sequencing software using unique genetic algorithms for customer-driven, make-to-order manufacturing.

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

     The Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with the business combinations involving Think, Optimax, Think India and OPG. These costs include, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. The Company recorded these expenses in the second quarter of 1997. Due to the non-deductibility of certain of the acquisition-related expenses, the Company adjusted its estimated effective income tax rate to 46.0% for the nine months ended September 30, 1997.

4.   SUBSEQUENT EVENT

     On October 23, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the public offering of 5,000,000 shares of its common stock. Of the shares being offered, 2,500,000 shares are being sold by the Company and 2,500,000 shares are being sold by certain selling stockholders. The shares will be offered by an underwriting group managed by Goldman, Sachs & Co., Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC and UBS Securities LLC. The Company has granted the underwriters an option to purchase up to an additional 750,000 shares to cover over-allotments, if any. The Company plans to use the net proceeds from the offering for working capital and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of client/server-based decision support software products for supply chain management and related applications. The Company also provides services such as consulting, training and maintenance related to these products. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, including demand forecasting, raw materials procurement, work-in-process, distribution and transportation across multiple enterprises. The Company's client/server software solution, Rhythm(R), is designed to provide customers with an end-to-end supply chain management solution, enabling customers to model complex, multi-enterprise supply chains to rapidly generate integrated solutions to supply chain challenges such as demand volatility, production bottlenecks, supply interruptions and distribution alternatives. Rhythm utilizes a unique, constraint-based methodology which simultaneously considers a broad range of factors -- from changing revenue forecasts to machine capabilities to individual customer commitments -- to optimize all aspects of the supply chain.

     In May 1997, the Company acquired Think Systems Corporation ("Think"), a demand planner software company; acquired Optimax Systems Corporation ("Optimax"), a scheduling and sequencing software company; and entered into an agreement to acquire Think Systems Private Limited ("Think India"), an offshore software development house. Under the terms of the agreements, the Company has agreed to issue up to 3,823,337 shares, 1,372,618 shares and 35,663 shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think, Optimax and Think India, respectively.

     For accounting purposes, each of these business combinations was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to give retroactive effect to the Think, Optimax and Think India acquisitions and include the combined operations of the Company, Think, Optimax and Think India for all periods presented. The following discussion and analysis should be read in conjunction with such consolidated financial statements.

     In April 1997, the Company acquired the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation, for a cash purchase price of $1.0 million. OPG provides operation planning environment optimization software for planning and scheduling for customers in the consumer packaged goods industry. The acquisition was accounted for under the purchase accounting method.

     This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results" sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                                   Three Months Ended    Nine Months Ended
                                                                       September 30,        September 30,
                                                                    ----------------      ----------------
                                                                    1996       1997       1996       1997
                                                                    -----      -----      -----      -----
Revenues:
    Software licenses                                                66.1%      67.1%      67.4%      66.8%
    Services                                                         25.2       23.0       23.3       23.5
    Maintenance                                                       8.7        9.9        9.3        9.7
                                                                    -----      -----      -----      -----
       Total revenues                                               100.0      100.0      100.0      100.0
                                                                    -----      -----      -----      -----
Costs and expenses:
    Cost of software licenses                                         0.2        0.1        0.2        1.8
    Cost of services and maintenance                                 22.5       21.3       20.9       21.4
    Sales and marketing                                              38.5       32.8       39.6       35.1
    Research and development                                         19.7       23.5       19.6       22.3
    General and administrative                                       10.1        9.3       10.9        9.7
    In-process research and development and acquisition costs          --         --         --        4.1
                                                                    -----      -----      -----      -----
       Total costs and expenses                                      91.0       87.0       91.2       94.4
                                                                    -----      -----      -----      -----
Operating income                                                      9.0       13.0        8.8        5.6
Other income                                                          2.4        1.2        2.0        1.5
                                                                    -----      -----      -----      -----
Income before income taxes                                           11.4       14.2       10.8        7.1
Provision for income taxes                                            4.2        6.5        4.0        3.3
                                                                    -----      -----      -----      -----
Net income                                                            7.2%       7.7%       6.8%       3.8%
                                                                    =====      =====      =====      =====



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

     Total revenues increased 128.9% to $54.9 million in the quarter ended September 30, 1997 from $24.0 million in the quarter ended September 30, 1996. In the first nine months of 1997, total revenues increased 142.6% to $138.7 million from $57.2 million in the first nine months of 1996. The Company currently derives substantially all of its revenues from Rhythm licenses and related services and maintenance. The Company expects that Rhythm related revenues will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of Rhythm and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

     SOFTWARE LICENSES. Revenues from software licenses increased 132.4% to $36.8 million in the quarter ended September 30, 1997 from $15.8 million in the quarter ended September 30, 1996. In the first nine months of 1997, revenues from software licenses increased 140.8% to $92.7 million from $38.5 million in the first nine months of 1996. The significant increases in software license revenues were primarily due to an increased awareness of the benefits of supply chain management, growing market acceptance of the Company's software products, a substantial investment in the Company's infrastructure and continued expansion into new geographic and vertical markets. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

     SERVICES. Revenues from services increased 108.7% to $12.6 million in the quarter ended September 30, 1997 from $6.0 million in the quarter ended September 30, 1996. In the first nine months of 1997, revenues from services increased 144.1% to $32.6 million from $13.3 million in the first nine months of 1996. The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of Rhythm licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. These increases were also due to an increase in the use of third party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and training services.

     MAINTENANCE. Revenues from maintenance increased 161.2% to $5.4 million in the quarter ended September 30, 1997 from $2.1 million in the quarter ended September 30, 1996. In the first nine months of 1997, revenues from maintenance increased 151.6% to $13.4 million from $5.3 million in the first nine months of 1996. The significant increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of Rhythm licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but maintenance revenues as a percentage of total revenues should not vary significantly from the percentage of total revenues achieved in the nine months ended September 30, 1997.

     CONCENTRATION OF REVENUES. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1996 and each quarter in the first nine months of 1997, one or more customers each accounted for at least 15% of total software license revenues in such quarter. While the Company believes that the loss of any of these particular customers would not have a material adverse effect upon the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period.

     INTERNATIONAL REVENUES. The Company's international revenues, primarily generated from customers located in Asia, Canada and Europe, were approximately 23% and 29% of total revenues in the three months and nine months ended September 30, 1997, respectively, and were approximately 23% and 19% of total revenues in the three months and nine months ended September 30, 1996, respectively. The increase in international revenues as a percentage of total revenues for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was primarily due to the continued expansion of the Company's international sales and consulting operations as well as software localization efforts. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

  COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of
(i) commissions paid to third parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with the sales of Rhythm, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $65,000 and $49,000 in the quarters ended September 30, 1997 and 1996, representing 0.2% and 0.3% of software license revenues, respectively. Cost of software licenses was $2.6 million and $92,000 in the first nine months of 1997 and 1996, representing 2.8% and 0.2% of software license revenues, respectively. The significant increase in the dollar amount of cost of software licenses in the first nine months of 1997 was primarily due to an increase in commissions paid to third-parties in connection with joint marketing and other related agreements. Cost of software licenses decreased significantly in the third quarter of 1997 as compared to the second quarter of 1997 as a result of the termination of the license and distribution agreement with SAP pursuant to which the Company was required to pay SAP a commission on Rhythm products sold to SAP's customers. The Company expects cost of software licenses to vary in the future depending upon the amount of commissions due to other third parties in connection with joint marketing and other related agreements and the amount of royalty fees associated with third party software included with the sales of Rhythm.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support, new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $11.7 million and $5.4 million in the quarters ended September 30, 1997 and 1996, representing 64.8% and 66.5% of total services and maintenance revenues, respectively. Cost of services and maintenance was $29.7 million and $11.9 million in the first nine months of 1997 and 1996, representing 64.6% and 63.9% of total services and maintenance revenues, respectively. The increases in the dollar amount of cost of services and maintenance were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third party consultants to provide implementation services. In addition, consulting and support centers were established and expanded in Canada, Europe and Japan in the last three months of 1996 and the first nine months of 1997. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross margins.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $18.0 million and $9.2 million in the quarters ended September 30, 1997 and 1996, representing 32.8% and 38.5% of total revenues, respectively. These same expenses were $48.6 million and $22.6 million in the first nine months of 1997 and 1996, representing 35.1% and 39.6% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and (iii) increased marketing and promotional activities. The decreases in sales and marketing expenses as a percentage of total revenues were primarily due to the Company's ability to leverage its growing base of sales and marketing resources to significantly increase revenues. The Company expects to continue to increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets. As a result, the Company believes that the dollar amount of sales and marketing expenses will continue to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of the personnel and related costs associated with the Company's research and development activities. Research and development expenses were $12.9 million and $4.7 million in the quarters ended September 30, 1997 and 1996, representing 23.5% and 19.7% of total revenues, respectively. These same expenses were $30.9 million and $11.2 million in the first nine months of 1997 and 1996, representing 22.3% and 19.6% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development centers, particularly its international development facilities. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $5.1 million and $2.4 million in the quarters ended September 30, 1997 and 1996, representing 9.3% and 10.1% of total revenues, respectively. These same expenses were $13.5 million and $6.3 million in the first six months of 1997 and 1996, representing 9.7% and 10.9% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business during 1996 and the first nine months of 1997. The decreases in general and administrative expenses as a percentage of total revenues were primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

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

   OTHER INCOME

     Other income consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense on the Company's debt. Other income was $684,000 and $583,000 in the quarters ended September 30, 1997 and 1996, representing 1.2% and 2.4% of total revenues, respectively. Other income was $2.1 million and $1.2 million in the first nine months of 1997 and 1996, representing 1.5% and 2.0% of total revenues, respectively. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1996 and a decrease in interest expense due to the repayment of a majority of the Company's debt in June 1996.

   PROVISION FOR INCOME TAXES

     The Company recorded income tax expense of $4.5 million and $2.3 million in the first nine months of 1997 and 1996, respectively. The Company's effective income tax rate was 46.0% in the first nine months of 1997 as compared to 37.2% in the first nine months of 1996. The Company's effective income tax rate was higher in the first nine months of 1997 primarily due to the non-deductibility of certain of the acquisition-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. The Company's operating activities provided cash of $14.8 million for the nine months ended September 30, 1997 as compared to $8.0 million for the nine months ended September 30, 1996. Operating cash flows have increased primarily due to an increase in accrued liabilities and the tax benefit from stock option activity, partially offset by an increase in accounts receivable. Accrued liabilities have increased primarily as a result of increased accrued compensation and related expenses. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under the Company's stock plans.

     Accounts receivable, net of allowance for doubtful accounts, increased to $51.7 million at September 30, 1997 from $33.6 million at December 31, 1996, primarily due to the continued significant increases in revenues. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's financial position or results of operations.

     Average days' sales outstanding was 81 days for the quarter ended September 30, 1997 as compared to 76 days for the year ended December 31, 1996. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

     Cash used in investing activities was $15.6 million for the nine months ended September 30, 1997 as compared to $31.6 million in the nine months ended September 30, 1996. The decrease in cash used in investing activities was primarily due to the initial investment of proceeds from the Company's initial public offering in May 1996. At September 30, 1997, the Company did not have any material commitments for capital expenditures.

     Cash provided by financing activities was $1.3 million for the nine months ended September 30, 1997 as compared to $43.6 million for the nine months ended September 30, 1996. The amounts shown for the nine month period ended September 30, 1996 include the Company's net proceeds from its initial public offering in April 1996 of approximately $43.7 million.

     As of September 30, 1997, the Company had $63.4 million of working capital, including $36.6 million in cash and cash equivalents and $22.9 million in short-term investments as compared to $58.8 million of working capital as of December 31, 1996, including $36.1 million in cash and cash equivalents and $18.0 million in short-term investments.

     The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

     The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires in June 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lender's prime lending rate. At September 30, 1997, the Company had no borrowings outstanding under the revolving credit agreement.

     On October 23, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the public offering of 5,000,000 shares of its common stock. Of the shares being offered, 2,500,000 shares are being sold by the Company and 2,500,000 shares are being sold by certain selling stockholders. The shares will be offered by an underwriting group managed by Goldman, Sachs & Co., Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC and UBS Securities LLC. The Company has granted the underwriters an option to purchase up to an additional 750,000 shares to cover over-allotments, if any. The Company plans to use the net proceeds from the offering for working capital and other general corporate purposes.

     The Company believes that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Numerous factors may affect the Company's business and results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of recent acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on implementation personnel; year 2000 compliance issues; product liability claims; and volatility of market price. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect the Company's future results, see the discussion under the caption "Risk Factors" in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on October 23, 1997 related to the public offering of 5,000,000 shares of the Company's common stock.

   POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; DEPENDENCE ON SIGNIFICANT INDIVIDUAL SALES

     The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Because the purchase of a supply chain management software solution generally involves a significant commitment of capital, the sales cycle associated with the purchase of the Company's products varies substantially and is subject to a number of significant risks, including customers' budgetary constraints, timing of budget cycles and concerns about the pricing or introduction of new products by the Company or its competitors, factors over which the Company has little or no control. In addition, other factors include foreign currency exchange rate fluctuations, the mix of direct or indirect sales, changes in joint-marketing relationships, and changes in the Company's strategy. Furthermore, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

     The amount of revenues associated with particular licenses can vary significantly based upon the number of software modules purchased and the number of sites and users involved in the installation. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1996 and each quarter in the first nine months of 1997, one or more customers each accounted for at least 15% of total software license revenues in such quarter. While the Company believes that the loss of any of these particular customers would not have an adverse effect, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period. Moreover, similar to many other software companies, the Company typically realizes a significant portion of its software license revenues in the last month or even the last week of a quarter. The Company also believes that the tendency of customers to delay placing orders for software products until near the end of a quarter has become more pronounced in recent periods. As a result, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period. For all of the foregoing reasons, revenues are difficult to forecast.

     The Company intends to continue to invest heavily in its sales and marketing, consulting and research and development organizations, and sets investment and expense levels based on expected future revenues. If revenues are below expectations, operating results and net income are likely to be adversely and disproportionately affected because a significant portion of the Company's expenses are not variable in the short term, and cannot be quickly reduced to respond to anticipated decreases in revenues. In addition, the Company may reduce prices or accelerate its investment in research and development efforts in response to competition or to pursue new market opportunities. Any one of these activities may further limit the Company's ability to adjust spending in response to fluctuations in revenue levels. There can be no assurance that revenues will grow in future periods, that they will grow at historical rates, or that the Company will maintain positive operating margins in future quarters.

     The Company's quarterly results of operations are subject to certain seasonal fluctuations. Historically, the Company's revenues have tended to be strongest in the fourth quarter of the year and to increase only modestly in the first quarter of the following year. The Company believes that this seasonality is due to the calendar year budgeting cycles of many of its customers and to compensation policies that tend to compensate sales personnel for achieving annual revenue quotas. The Company expects that in future periods these seasonal trends may cause first quarter revenues to remain consistent with, or decrease from, the level achieved in the preceding quarter.

   COMPETITION

     The markets in which the Company operates are highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Competitors include: (i) enterprise resource application software vendors such as SAP AG ("SAP"), PeopleSoft, Inc., Oracle Corporation ("Oracle") and Baan Company N.V. ("Baan"), each of which currently offers sophisticated Enterprise Resource Planning ("ERP") solutions that may incorporate supply chain management modules or advanced planning and scheduling software; (ii) other suppliers of advanced planning and scheduling software, including Manugistics Group, Inc.;
(iii) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products for mainframe and/or mid-range computer systems.

     In connection with specific customer solicitations, a number of ERP vendors have from time to time jointly marketed the Company's products as a complement to their own systems. The Company believes that as its market share increases, and as the ranges of products offered by the Company and these ERP vendors expand and increasingly overlap, relationships which were cooperative in the past will become more competitive, thereby increasing the overall level of competition that the Company faces. Specifically, the Company and SAP recently terminated a license and distribution agreement, and SAP has announced its intention to develop a suite of advanced planning and scheduling products which are expected to be directly competitive with Rhythm. The Company believes that additional ERP vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules, and at lease two ERP vendors have recently acquired independent developers of advanced planning and scheduling software which compete with Rhythm.

     Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed base of customers than the Company, each of which could provide them with a significant competitive advantage over the Company. In addition, the Company expects to experience increasing price competition as the Company and its competitors compete for market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

   INTEGRATION OF RECENT ACQUISITIONS; POTENTIAL FUTURE ACQUISITIONS

     In April 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation. In May 1997, the Company acquired Think Systems Corporation, a New Jersey Corporation ("Think"), and Optimax Systems Corporation, a Delaware corporation ("Optimax"). The success of acquisitions depends primarily on the Company's ability to retain, motivate and integrate the acquired personnel with the Company's operations and the Company's ability to integrate acquired software with Rhythm. No assurance can be given that the Company will not encounter difficulties in integrating the respective operations and products of the Company, OPG, Think and Optimax or that the benefits expected from such integration will be realized. Failure to successfully integrate OPG's, Think's and Optimax's respective operations and products into the Company's operations and products could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could cause diversion of management's time and resources. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of goodwill and other intangibles, research and development write-offs and other acquisition-related expenses. In this regard, the Company holds an option expiring in February 1998 to acquire the remaining interest in a minority owned subsidiary for a purchase price of up to approximately $6 million. If such acquisition is consummated, a substantial portion of such purchase price could potentially be written-off as in-process research and development. Further, no assurances can be given that any acquired business will be successfully integrated with the Company's operations. If any such acquisition were to occur, there can be no assurance that the Company will receive the intended benefits of the acquisition. Future acquisitions, whether or not consummated, could have a material adverse effect on the Company's business, operating results and financial condition.

   INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS

     The Company believes that continued growth and profitability will require expansion of its sales in international markets. Further penetration of international markets will require the Company to expand existing foreign operations, to establish additional foreign operations and to translate its software and manuals into additional foreign languages. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. To the extent that the Company is unable to expand its international operations or translate its software and manuals into foreign languages in a timely manner, the Company's ability to further penetrate international markets would be adversely affected, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's international operations are subject to risks inherent in international business activities, including: difficulty in staffing and managing geographically disparate operations; longer accounts receivable payment cycles in certain countries; compliance with a variety of foreign laws and regulations; unexpected changes in regulatory requirements; overlap of different tax structures; greater difficulty in safeguarding intellectual property; import and export licensing requirements; trade restrictions; changes in tariff rates; and general economic conditions in international markets. There can be no assurance that the Company's business, results of operations or financial condition will not be adversely affected by these or other factors that may affect international operations.

     To date, the Company's revenues from international operations have primarily been denominated in United States dollars. As a result, the Company's sales in international markets may be adversely affected by a strengthening United States dollar. Certain sales and the majority of the expenses incurred by the Company's international operations are denominated in currencies other than the United States dollar. In addition, with the expansion of international operations, the number of foreign currencies in which the Company must operate will increase, resulting in increased exposure to exchange rate fluctuations. The Company has implemented limited hedging programs to mitigate its exposure to currency fluctuations. Notwithstanding these hedging programs, exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. While such currency transaction gains and losses have not been material to date, there can be no assurance that currency transaction losses will not have a material adverse effect on the Company's business, results of operations or financial condition in future periods.

   COMPLEXITY OF SOFTWARE PRODUCTS; RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     Rhythm is a client/server solution which can operate on hardware platforms from Digital Equipment, Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft, and can access data from most widely used SQL (structured query language) databases, including Informix, Oracle and Sybase. To the extent that additional hardware or software platforms gain significant market acceptance, the Company may be required to port Rhythm to such platforms in order to remain competitive. Such platforms may not be architecturally compatible with Rhythm's software product design, and there can be no assurance that the Company will be able to port Rhythm to such additional platforms on a timely basis or at all. Any failure to maintain compatibility with existing platforms or to port to new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

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

                             i2 TECHNOLOGIES, INC.

                                    PART II

     All capitalized terms used and not defined in Part II of this Form 10-Q shall have the meanings assigned to them in Part I of this Form 10-Q.

ITEM 2.   CHANGES IN SECURITIES.

     From July 1 through September 30, 1997, the Company issued an aggregate 158,663 shares of its common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.0175 to $12.11 per share) under the Company's 1992 Stock Plan and 1995 Stock Option/Stock Issuance Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit Index

               Number            Exhibit Description
               ------            -------------------

               11.1           Statement of Computation of Net Income Per Share

               27.1           Financial Data Schedule


          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1997, the Company filed the following Current Reports on Form 8-K:

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

                                                  i2 TECHNOLOGIES, INC.
                                                  ---------------------


     October 31, 1997                             /s/ Sanjiv S. Sidhu
     ----------------                             -------------------
         (Date)                                   Sanjiv S. Sidhu
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal executive officer)


     October 31, 1997                             /s/ David F. Cary
     ----------------                             -------------------
         (Date)                                   David F. Cary
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal finance and
                                                  accounting officer)

                                Index to Exhibits

Number            Exhibit Description
------            -------------------
  11.1   Statement of Computation of Net Income Per Share

  27.1   Financial Data Schedule
