Form 10-K405
period 1997-12-31
I2 TECHNOLOGIES INC
filed 1998-03-11
CIK 1009304

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                        COMMON STOCK, $0.00025 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 27, 1998 as reported on the Nasdaq National Market, was approximately $729 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

     As of February 27, 1998, the Registrant had 32,690,164 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to the Company's products; developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Additional Factors That May Affect Future Results" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

     References in this Form 10-K to the terms "optimal" and "optimized" and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions which reflect practical considerations such as customer requirements as to response time and precision of the results.

     i2 Technologies, Inc. ("i2" or the "Company") is the leading provider of client/server-based decision support software products for supply chain management and related applications. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, including demand forecasting, raw materials procurement, work-in-process, distribution and transportation across multiple enterprises. i2's client/server software solution, RHYTHM, is designed to provide customers with an end-to-end supply chain management solution, enabling customers to model complex, multi-enterprise supply chains to rapidly generate integrated solutions to supply chain challenges such as demand volatility, production bottlenecks, supply interruptions and distribution alternatives. RHYTHM utilizes a unique, constraint-based methodology which simultaneously considers a broad range of factors -- from changing revenue forecasts to machine capacities to individual customer commitments -- to optimize all aspects of the supply chain. RHYTHM's advanced decision-support capabilities enable companies to make better informed and more timely planning, scheduling and resource allocation decisions in order to improve throughput, operating efficiency, customer satisfaction and return on assets. The Company's software products and services are designed to enable customers to reduce costs, increase market share and enhance their competitive advantage.

     The Company's executive offices are located at 909 E. Las Colinas Blvd., 16th Floor, Irving, Texas 75039, and its telephone number is (214) 860-6000.

     The Company's logo and "RHYTHM" are registered trademarks of the Company.

INDUSTRY BACKGROUND

     Today's increasingly competitive business environment has forced many companies to increase manufacturing efficiency while improving their flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to product quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Furthermore, a company's supply chain may span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in yet a third location. These forces are prompting companies to work closely and collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise supply chains. The growth of the Internet and intranets is accelerating these changes by providing a ubiquitous, platform-independent communications network. The combination of these forces has created a dynamic, complex and highly interdependent business environment. In response to these evolving market forces, many companies have sought to reengineer their business processes to reduce manufacturing cycle times, shift from mass-production to order-driven manufacturing, increase use of outsourcing and share information with vendors and customers. The implementation of software solutions to manage various elements of the supply chain has become a key component of these reengineering initiatives. The Company believes that companies are increasingly recognizing efficient supply chain management as a critical source of competitive advantage in this rapidly changing business environment.

THE TRADITIONAL APPROACH

     Companies have traditionally applied information technology to supply chain management through Manufacturing Resource Planning ("MRP") systems, which provide limited flexibility to accommodate rapidly changing business conditions and customer requirements. In order to respond to an increasingly competitive business environment and related complex supply chain issues, many companies have adopted Enterprise Resource Planning ("ERP") systems, which integrate MRP solutions with other enterprise management applications such as financial, accounting and human resources. Although ERP systems provide substantial benefits primarily by integrating financial and other controls with multi-plant manufacturing coordination, the supply chain decision support capabilities of many ERP systems remain limited by the planning and scheduling methodologies utilized in their MRP modules. Various ERP vendors are mitigating these limitations by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software.

     Some of the significant limitations of traditional MRP systems and the MRP modules of ERP systems are as follows:

          LIMITED DECISION SUPPORT. Traditional solutions collect and report large amounts of transactional data, rather than provide sophisticated analysis of relevant information to support critical business decisions in real-time. While these solutions help customers unify disparate information resources within the enterprise and contribute to business process reengineering efforts, the Company believes that they are not well-suited to enable customers to make rapid, highly complex business decisions.

          LIMITED REPRESENTATION OF SUPPLY CHAIN. The Company believes that traditional solutions lack the flexibility and functionality needed to create a highly accurate model of the supply chain because they often employ fixed assumptions regarding critical operating constraints such as available production capacity and supplier lead times. Since this approach cannot adequately capture complex real-world constraints and interdependencies, it may result in the development of infeasible or suboptimal plans. In addition, traditional solutions calculate plans and schedules for individual, local segments of the production and supply process, without considering the consequences to the entire process. For example, an increase in customer demand might result in the purchase of additional raw materials without determining whether manufacturing capacity is available to process those materials. This approach incorrectly assumes that optimizing production for an individual step within the production process will lead to an optimal result for the manufacturing operation or supply chain as a whole.

          SEQUENTIAL PLANNING. Traditional planning methodologies model the supply chain as a sequence of discrete steps. For example, traditional solutions begin by developing a demand forecast from which a distribution plan is developed to determine the distribution center, warehouse or factory source which will be used to manufacture/distribute the products without regard to transportation or manufacturing constraints. A transportation plan is then generated to determine the optimal transportation methods to be used to ship the products without addressing the constraints of the remaining parts of the supply chain. A master production schedule is then generated which is used to develop a materials requirement plan, which in turn is used to arrive at a capacity requirements plan. Because the process does not address all constraints simultaneously, the initial planning cycle is rarely feasible or optimal. Moreover, as resources become constrained, sequential planning requires that the entire supply chain model be completely regenerated from the beginning to identify and resolve conflicts. As a result, the planning process often requires numerous manual iterations to develop a feasible solution. Once an initial plan has been developed, the time-consuming nature of sequential planning limits a manager's ability to rapidly evaluate subsequent changes, such as material shortages and revisions in customer orders. Accordingly, a manager's ability to respond to changes and to effect corrective action may be delayed.

          LIMITED INTEGRATION AND FUNCTIONALITY. Traditional solutions may provide selected supply chain planning modules, but generally do not provide integrated functionality across the entire supply chain, including demand forecasting, manufacturing planning, plant scheduling, distribution and transportation. For example, several ERP vendors have acquired planning products which address specific supply chain challenges, but fail to provide global visibility and optimization across the entire supply chain. In addition, traditional solutions often offer only limited functionality within these areas. For example, MRP and ERP systems often provide limited "available-to-promise" functionality by simply processing orders on a "first-come, first-served" basis, without considering other constraints or business objectives. Furthermore, traditional solutions typically assume complete independence of supply and demand. Often, however, the overabundance or scarcity of a certain product can directly or indirectly impact demand for that product and related products. Complex interrelationships and interdependencies are not adequately accounted for in traditional planning methodologies, leading to potentially inaccurate conclusions and recommendations.

          LENGTHY IMPLEMENTATION CYCLES. Due to the broad scope, complexity and associated re-engineering requirements of ERP systems, many companies have found the implementation of such systems to be costly and time consuming. Such factors often delay or limit the realization of benefits associated with the implementation of ERP systems.

THE i2 SOLUTION

     i2 is the leading provider of client/server-based decision support software products for supply chain management and related applications. The Company's RHYTHM products enable businesses to plan and schedule the principal elements of the supply chain by simultaneously considering internal constraints, such as manufacturing facility capacities, human resource availability, alternate cost strategies and distribution requirements, and external constraints, such as supplier lead times and customer requirements. RHYTHM utilizes object-oriented technology to model specific characteristics of a customer's operations, and focuses primarily on supply chain management functions such as raw materials procurement, capacity planning, distribution requirements and due date scheduling. RHYTHM also incorporates an advanced forecasting module which provides the ability to view and manipulate multi-dimensional data and analyze the causal relationships between customer demand and internal and external events.

     RHYTHM is designed to help businesses increase throughput, reduce inventory, decrease cycle times, improve customer delivery date performance and, consequently, enhance return on assets. The Company's software products are also designed to enable customers to reduce costs, increase market share and enhance their competitive advantage. i2's approach to customer relationships is centered on the identification of potential savings and the creation of value for customers. As part of this dedication to providing value for customers, i2 has established a goal of generating more than $50 billion in total value for its customers by the year 2005 through growth and savings. Although RHYTHM is usually deployed as a stand-alone alternative to MRP products, RHYTHM is often implemented in conjunction with, or as a complement to, existing MRP and ERP solutions. RHYTHM's data structures, methodologies and application logic differentiate it from existing solutions in the following ways:

          DECISION SUPPORT. RHYTHM's memory-resident, object-oriented design allows for very rapid analysis and response to planning and scheduling issues. RHYTHM identifies production and scheduling problems as circumstances change, proposes optimal solutions and allows for automatic or manual corrective action. i2's software also allows managers to perform real-time simulations which gauge the impact of potential local actions on the supply chain. The Company believes that this decision support functionality enables customers to better manage complex supply chain issues in an effort to reduce costs, maximize throughput and improve return on assets.

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

          CONCURRENT PLANNING. In contrast to sequential planning, concurrent planning views all the steps in the manufacturing process simultaneously. Upon identification of a planning or scheduling change, RHYTHM immediately propagates the effect of the change upstream and downstream, from the point of origin, throughout the supply chain model to derive a revised, optimal solution. For example, an unforeseen loss of production capacity would automatically signal for a reduction in raw material procurement as well as the potential rescheduling of customer delivery dates. Because RHYTHM presents an integrated model of the supply chain, from demand forecasting to raw material procurement, work-in-process, distribution and transportation to customer delivery, it is able to provide solutions which optimize the efficiency of the supply chain as a whole rather than summing a series of local optimizations.

          GLOBAL INTEGRATION AND ADVANCED FUNCTIONALITY. RHYTHM provides customers with a fully integrated, end-to-end supply chain management solution, from demand forecasting to manufacturing planning, plant scheduling, distribution and transportation. This enables customers to address a broad range of supply chain issues and to gain visibility across their entire supply chains to identify, evaluate and address these issues rapidly and effectively. Additionally, RHYTHM analyzes complex supply/demand interrelationships in order to more accurately represent real-world supply chain mechanics. RHYTHM's architecture is designed to enable easy integration with a broad range of transactional, legacy and other decision support software programs, enabling customers to leverage their investments in these systems. RHYTHM also provides advanced functionality for its customers across the supply chain. For example, RHYTHM's available-to-promise functionality allows customers to commit to requested delivery dates based on a global view of materials, capacity and related business constraints, while considering a broad range of pre-defined user business objectives such as maximizing sales to higher profit margin customers rather than assimilating them on a "first-come, first-served" basis. In addition, the Company's multi-dimensional demand forecasting module allows users to forecast, plan and influence demand by evaluating more than 30 potential internal and external causal relationships.

          EASE OF IMPLEMENTATION. RHYTHM is designed as a broadly applicable software solution which is adaptable for customers in a wide range of industries. In addition, RHYTHM is designed to integrate easily with many existing client/server and legacy MRP and ERP systems. As a result, functional implementation at a single site can generally be completed within three to four months depending on the scope and complexity of the installation project. The Company's goal is for the customer to realize a significant return on its investment within a year of licensing.

STRATEGY

     The Company's objectives are to maintain its leadership position in decision-support supply chain management software, help create significant value for its customers and continue to increase its market share of the supply chain management market. The Company's strategy for achieving these objectives is as follows:

  EXPAND PRODUCT OFFERINGS

     i2 believes that it has gained significant experience in supply chain management methodologies through its work with its existing customer base. The Company intends to continue to leverage this experience, together with its expertise in advanced software technology, to expand the scope of its supply chain management software to more fully address certain components of the supply chain. For example, the Company is currently developing additional functionality for RHYTHM in the areas of transportation logistics. The Company is also focusing on selected vertical markets such as Metals, Automotive, Consumer Packaged Goods and other industries. Although the RHYTHM software is standard across all industries, the Company is forming groups to identify and understand the needs of particular industries. The Company is leveraging the highly flexible nature of RHYTHM to develop a series of preconfigured user interfaces tailored to address the requirements of such specific industries.

  INVEST AGGRESSIVELY TO BUILD MARKET SHARE

     The Company has made and continues to make substantial investments to expand its sales and marketing, research and development, consulting and administrative infrastructure. i2 believes that such investments are necessary to increase its market share and to capitalize on the growth opportunities in the supply chain management software market.

  INTEROPERATE WITH A BROAD RANGE OF SOFTWARE PLATFORMS AND APPLICATIONS

     The Company believes that most larger companies operate in heterogeneous computing environments, with diverse data repositories and transaction and legacy systems. Therefore, the Company's software must be able to interact and interoperate with a broad range of software platforms and products in order to successfully manage complex, multi-enterprise supply chains. The Company's strategy is to establish and maintain cooperative relationships with a broad range of hardware and software vendors while maintaining platform-neutral architecture. In this regard, the Company is working together with legacy and ERP vendors such as SAP AG ("SAP"), Oracle Corporation ("Oracle"), Baan Company N.V. ("Baan") and PeopleSoft, Inc. ("PeopleSoft") to establish and maintain the necessary complex interfaces between the Company's software and such vendor's transaction-based systems. In addition, the Company strives to balance its relationships with platform and transaction system vendors to avoid becoming too closely aligned with any individual vendor.

  FOCUS ON DEVELOPING COLLABORATIVE, MULTI-ENTERPRISE SOLUTIONS

     The Company has recently established a Global Decision Support Architecture. This architecture has been designed to enable RHYTHM to easily access data from a broad range of customer data repositories, enable smoother communications and data translations between RHYTHM and disparate enterprise software systems, provide a multi-dimensional, uniform user interface and enable a greater level of collaborative planning across the supply chain. i2 believes that customers must be able to integrate the variety of applications that they use to run their business and that, over time, application integration and collaborative, multi-enterprise planning will be critical to enable customers to derive significant additional value from supply chain management.

  BUILD STRATEGIC ALLIANCES AND BROADEN DISTRIBUTION CHANNELS

     The Company intends to expand and seek additional strategic relationships with MRP and ERP vendors to integrate RHYTHM with their software products to create joint-marketing opportunities. In addition, the Company intends to augment its sales efforts by establishing and expanding relationships with other complementary business application software vendors and systems consulting and integration firms. The Company is leveraging third-party implementation services with large, international consulting firms such as Andersen Consulting, Deloitte & Touche, Ernst & Young, KPMG Peat Marwick and Price Waterhouse to enable it to more rapidly penetrate its target market. In addition, the Company has established direct sales offices in international markets and intends to continue to expand its United States and international sales forces.

  ACQUIRE COMPLEMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES

     The Company believes that certain acquisitions will provide the opportunity to broaden its product offerings and provide more comprehensive decision support and supply chain management solutions. For example, the Company's acquisition in May 1997 of Think Systems Corporation and Optimax Systems Corporation significantly extended its capabilities in demand planning and manufacturing scheduling. The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, which complement or expand its business.

PRODUCTS

     RHYTHM operates as a flexible, integrated supply chain management solution and is available in single-site and multi-site configurations. RHYTHM is currently composed of the following modules and extensions:

  MODULES

     SUPPLY CHAIN PLANNER(TM). Supply Chain Planner ("SCP") is the base product required for all RHYTHM applications. It coordinates and optimizes all planning and scheduling scenarios and holds the object framework. SCP contains the logic common to all RHYTHM modules and extensions and provides the means to control them concurrently.

     DEMAND PLANNER(TM). Demand Planner is used to forecast customer demand. It uses many statistical techniques and multiple forecast approaches to anticipate changes in demand, including changes as a result of promotions, advertising campaigns, pricing policies or market perceptions.

     FACTORY PLANNER(TM). Factory Planner ("FP") is designed to perform single-site planning. FP manages complex manufacturing operations involving large numbers of resources and operational steps, and is engineered to solve common factory planning problems such as managing complex bills of materials and alternate routings. Through FP, users can input their manufacturing forecast, desired levels of finished goods, back-orders and other demands or constraints, set tolerances for changes in the levels of the manufacturing forecast and set target inventory levels. Through an interactive user interface, FP allows the user to reallocate materials, change quantities, expedite purchases, move quantities and perform "what if" simulations under modified constraints to produce a master production schedule.

     MASTER PLANNER(TM). Master Planner ("MP") integrates two or more Factory Planner modules implemented at multiple sites. MP controls and enables multi-site scheduling, sourcing, allocation and forecasting. MP facilitates the development of an optimal solution for multi-site installations.

     ADVANCED SCHEDULER(TM). Advanced Scheduler ("AS") provides additional scheduling functionality for plans produced by Factory Planner or Master Planner. AS outputs a detailed schedule and sequencing plan which considers set-up times, material availability and other user-defined constraints. AS' planning algorithms include constraint-based routines to recommend sequencing of work loads to optimize the user's key resources.

     SEQUENCER(TM). Sequencer is used to schedule assembly lines and other sequential production facilities. Sequencer utilizes genetic algorithms to optimize the sequence of orders through manufacturing operations to increase throughput, balance workloads and achieve other optimization goals.

     DISTRIBUTION PLANNER(TM). Distribution Planner ("DP") integrates manufacturing and distribution planning and scheduling. DP enables implementation of automated allocation, sourcing and transportation solutions and provides planners with the ability to manipulate distribution requirements to achieve strategic customer service goals.

     TRANSPORTATION PLANNER(TM). Transportation Planner ("TP") determines the most feasible plan of utilizing transportation resources to move inventory from one location in the supply chain to another. TP allows users to consolidate orders or shipments into loads, select the appropriate mode and carrier, as well as schedule and route the loads in order to determine the most efficient method of shipping inventory. TP is currently provided by a third-party software provider.

  EXTENSIONS

     AVAILABLE-TO-PROMISE(TM). Available-to-Promise ("ATP") automatically determines the quantity of goods deliverable by a requested date, as well as the date upon which a complete order may be delivered based upon materials, capacity, distribution capability, customer allocations, supplier allocations and related business constraints. ATP is used to quote delivery dates to customers on a real-time basis.

     STRATEGY-DRIVEN PLANNER(TM). Strategy-Driven Planner ("SDP") allows users to specify business rules on how RHYTHM will resolve problems found within the supply chain. SDP incorporates "trade-off" logic which takes into account the users' preferences regarding operational, financial and other measures.

     RHYTHMLINK(TM). RhythmLink facilitates communication and data exchange between RHYTHM and other applications such as databases, report writers and ERP solutions by using industry accepted standard technologies and interfaces. RhythmLink is designed to enable companies to rapidly integrate and implement the RHYTHM products with its existing information resources.

     All of the Company's products are currently available in English and many of the products are available in German, French, Japanese and Spanish.

     During the last twelve months, the sales prices for RHYTHM software packages, other than for three significantly large sales, generally ranged from approximately $100,000 to approximately $5.5 million. The price for an individual RHYTHM product package is determined based upon a number of factors, including the RHYTHM modules and extensions purchased, the number of servers, users and sites in the customer's system, as well as the complexity of the customer's supply chain.

     RHYTHM is a client/server solution which can operate on hardware platforms from Digital Equipment, Hewlett-Packard, IBM and Sun Microsystems using Microsoft's Windows NT operating system or the UNIX variant supported by each hardware platform. RHYTHM is written in C++ language and utilizes a fully object-oriented data structure for representing operations, resources and constraints in supply chains. Once a model is defined, the entire representation is loaded into random access memory ("RAM") and all processing by RHYTHM takes place in RAM. A typical supply chain model implemented in the Company's system may occupy as much as two gigabytes of RAM. RHYTHM reads and writes data to a wide variety of databases and data structures, and is operable in conjunction with a wide variety of ERP systems. The Company believes that the combination of its object-oriented and memory-resident technologies permit RHYTHM to achieve accuracy and speed advantages over traditional planning and scheduling solutions.

PRODUCT DEVELOPMENT

     The Company originally introduced its RHYTHM software in 1992 and has subsequently released a number of product enhancements as well as acquired significant products. The Company has adopted a strategy of periodically reinventing its products in order to meet its customers' needs, and strives to ensure that each new generation of RHYTHM is compatible with previous releases. On-going product development efforts are focused on broadening the functionality of RHYTHM to more fully address certain areas of supply chain management, including transportation logistics. The Company also licenses certain third-party software including an advanced transportation module.

     In October 1997, the Company announced several products in various stages of development, each of which is designed for multi-enterprise supply chain collaboration. Within this broader line of products under development, the Company has released a decision support architecture that will enable customers to implement comprehensive planning and decision support solutions that exchange information in diverse environments regardless of data structures and platforms employed. The Company also has released a product which will provide a single graphical model of an organization's entire supply chain and present a real-time view of the performance of individual elements of the supply chain as well as the supply chain as a whole. There can be no assurance that the Company will be successful in further developing these or any other new products, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

     RHYTHM products have been developed by the Company's internal developmental staff through small project teams focused on independent components of the software under development. The Company maintains product release planning procedures to ensure integration, testing and version control among the different project development teams. The Company operates its research and development department in a "technology neutral" environment which makes it possible to operate within industry standards and yet be independent of particular database formats, hardware platforms, network protocols and interfaces. The Company maintains significant development centers in Bangalore and Mumbai, India; Cambridge, Massachusetts; Dallas, Texas; Parsippany, New Jersey; and Toronto, Ontario.

     Research and development expenses have increased significantly in recent periods as the Company has continued to focus on development of new and enhanced products. Research and development expenses were $5.5 million, $17.0 million and $44.1 million in 1995, 1996 and 1997, representing 18.0%, 19.3% and 22.0% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Costs and Expenses -- Research and Development" in Item 7 of this Form 10-K.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. During 1996 and 1997, the Company expanded its service and support centers geographically and now has support centers across the United States and in Australia, Belgium, Canada, Denmark, France, Germany, India, Japan, Mexico, Singapore and the United Kingdom. Accordingly, the Company is committed to continue recruiting and maintaining a high-quality technical support team. The Company's customer service and support activities consist of the following:

  TRAINING

     The Company offers an intensive education and training program for its customers and its third-party implementation providers. Classes are offered at in-house facilities at certain of the Company's offices and at customer locations. These classes focus on supply chain management principles as well as the implementation and use of RHYTHM products.

  CONSULTING

     The Company offers its customers on-site consulting services aimed at assisting in the implementation of RHYTHM and integration with the customers' existing systems. The Company receives hourly fees for these services. These consulting services are concentrated on making implementation cost-effective for customers by enabling them to independently perform as many of the integration tasks as possible. The Company also leverages the use of third-party consulting firms to more rapidly penetrate its target market.

  MAINTENANCE AND PRODUCT UPDATES

     The Company provides ongoing product support services under its license agreements. Maintenance contracts are typically sold to customers for a one-year term at the time of the initial RHYTHM license and may be renewed for additional periods. Under its maintenance agreements with its customers, the Company provides, without additional charge, product updates and enhancements to the RHYTHM products previously purchased by the customer. Customers that do not renew their maintenance agreements but wish to obtain product updates and new version releases are generally required to purchase such items from the Company at market prices. Ongoing support and maintenance services are provided on up to a seven-day week, 24-hour day basis.

SALES AND MARKETING

     The Company markets its software and services primarily through its direct sales organization augmented by other sales channels, including business application software vendors and systems consulting and integration firms. At December 31, 1997, the Company conducted sales and other activities through several offices in the United States and additional offices in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Korea, Singapore and the United Kingdom. The Company's direct sales organization consists of regionally based sales representatives and sales engineers supported by personnel with experience in the aerospace, apparel, automotive, consumer products, furniture, high-tech, industrial, metals, paper, pharmaceuticals, process, retail and textiles industries.

     The Company currently has joint-marketing agreements with a number of business application software vendors, including SAP and System Software Associates, Inc. ("SSA"), and several systems consulting and integration firms. These joint-marketing agreements generally provide the vendors with non-exclusive rights to market RHYTHM products and access to marketing materials and product training. Furthermore, the vendors receive a specified commission for license revenues generated by the vendor during the term of the agreement, which commissions vary from zero to 40% of the sales price of the license. In addition, the Company and Oracle recently entered into a development and distribution agreement pursuant to which the parties will jointly develop an enhanced interface between RHYTHM and Oracle's enterprise resource planning solutions. Under this agreement, the Company also granted to Oracle a non-exclusive right to sublicense i2's RHYTHM products to end users as standard Oracle applications. By using these indirect sales channels, the Company is seeking to capitalize on the installed base of other software vendors and obtain favorable product recommendations from systems consulting and integration firms, thereby increasing RHYTHM's market coverage. There can be no assurance that any of these joint-marketing and development agreements will be beneficial to the Company or that such relationships will be sustained.

CUSTOMERS

     As of December 31, 1997, the Company had licensed RHYTHM products to approximately 220 customers. The following is a partial list of companies that have licensed more than $750,000 of RHYTHM products since December 31, 1994:

CONSUMER ELECTRONICS/         METALS                     PAPER
HIGH TECHNOLOGY               Altos Hornos Mexico        CSS Industries
American Microsystems         Bethlehem Steel            Fletcher Challenge
AST Research                  British Steel              Sonoco
AVEX Electronics              Broken Hill Proprietary
Compaq Computer               Iscor Limited              CONSUMER PACKAGED GOODS
Dell Computer                 Mannesmann                 3M
Digital Equipment             Sidmar                     British American Tobacco
Fujitsu                       Timken                     Consumer Packaging
Hewlett-Packard               US Steel                   E&J Gallo Winery
IBM                           Wheeling Pittsburgh        EMI Compact Disk
Integrated Device Technology
Komag                         MEDICAL/PHARMACEUTICAL     OTHER
Lucent Technologies           Abbot Laboratories         Baker Hughes INTEQ
Motorola                      Bristol-Myers Squibb       Ford Motor Company
Philips Semiconductors        Johnson & Johnson Medical  GE Capital
Samsung                       Leiner Health Products     Haworth
SGS Thomson Microelectronics  Rhone Poulenc Rorer        Herman Miller
Siemens Semiconductors        US Surgical                Newport News Shipbuilding
Texas Instruments                                        Occidental Chemical
Toshiba                                                  Sara Lee Knit Products
                                                         VF Services

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

COMPETITION

     The markets in which the Company operates are highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Competitors include: (i) enterprise resource application software vendors such as SAP, PeopleSoft, Oracle and Baan, each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules or advanced planning and scheduling software;
(ii) other suppliers of supply chain software including Manugistics Group, Inc. and Logility, Inc.; (iii) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products for mainframe and/or mid-range computer systems.

     In connection with specific customer solicitations, a number of ERP vendors have from time to time jointly marketed the Company's products as a complement to their own systems. The Company believes that as its market share increases, and as the ranges of products offered by the Company and these ERP vendors expand and increasingly overlap, relationships which were cooperative in the past will become more competitive, thereby increasing the overall level of competition the Company faces. Specifically, the Company and SAP recently terminated a license and distribution agreement, and SAP has announced its intention to develop a suite of advanced planning and scheduling products which are expected to be directly competitive with RHYTHM. The Company believes that additional ERP vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules, and at least two ERP vendors have recently acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

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

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses RHYTHM products to end users in object code (machine-readable) format, and the Company's license agreements generally allow the use of RHYTHM products solely by the customer for internal purposes without the right to sublicense or transfer the RHYTHM products. However, the Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exist, software piracy can be expected to be a problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company has in the past and may in the future resell certain software which it licenses from third parties. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain or obtain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1997, the Company had 1,006 full-time employees, including 397 primarily engaged in research and development activities and 258 engaged in sales and marketing activities. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by collective bargaining units and the Company has never experienced a work stoppage. The Company believes that its employee relations are very good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

  POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; DEPENDENCE ON SIGNIFICANT INDIVIDUAL SALES

     The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Because the purchase of a supply chain management software solution generally involves a significant commitment of capital, the sales cycle associated with the purchase of the Company's products varies substantially and is subject to a number of significant risks, including customers' budgetary constraints, timing of budget cycles and concerns about the pricing or introduction of new products by the Company or its competitors, factors over which the Company has little or no control. Additional factors include foreign currency exchange rate fluctuations, the mix of direct or indirect sales, changes in joint-marketing relationships, and changes in the Company's strategy. Furthermore, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

     The amount of revenues associated with particular licenses can vary significantly based upon the number of software modules purchased and the number of sites and users involved in the installation. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1996 and 1997, one or more customers each accounted for at least 15% of total software license revenues in such quarter. While the Company believes that the loss of any of these particular customers would not have an adverse effect, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period. Moreover, similar to many other software companies, the Company typically realizes a significant portion of its software license revenues in the last month or even the last week of a quarter. The Company also believes that the tendency of customers to delay placing orders for software products until near the end of a quarter has become more pronounced in recent periods. As a result, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period. For all of the foregoing reasons, revenues are difficult to forecast.

     The Company intends to continue to invest heavily in its sales and marketing, consulting and research and development organizations, and sets investment and expense levels based on expected future revenues. If revenues are below expectations, operating results and net income are likely to be adversely and disproportionately affected because a significant portion of the Company's expenses are not variable in the short term, and cannot be quickly reduced to respond to decreases in revenues. In addition, the Company may reduce prices or accelerate its investment in research and development efforts in response to competition or to pursue new market opportunities. Any one of these activities may further limit the Company's ability to adjust spending in response to fluctuations in revenue levels. There can be no assurance that revenues will grow in future periods, that they will grow at historical rates, or that the Company will maintain positive operating margins in future quarters.

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

  MANAGEMENT OF GROWTH

     The Company's business has grown rapidly in recent years, with revenues increasing from $30.5 million in 1995 to $87.9 million in 1996 and to $200.7 million in 1997. The Company's recent expansion has resulted in substantial growth in the number of its employees (from 260 at December 31, 1995 to 582 at December 31, 1996 to 1,006 at December 31, 1997), the scope of its operating and financial systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if continued will continue to place, a significant strain on the Company's management and operations. Accordingly, the Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operational, customer support and financial control systems, and to effectively expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

  PRODUCT CONCENTRATION; DEPENDENCE ON PRODUCT LINE EXPANSION

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

     As enterprises increasingly focus on decision support for supply chain management challenges, they are requiring greater levels of functionality and broader product offerings from their application software vendors. Moreover, the market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, and frequent product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that its new products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

  INTEGRATION OF RECENT ACQUISITIONS; POTENTIAL FUTURE ACQUISITIONS

     In April 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation. In May 1997, the Company acquired Think Systems Corporation, a New Jersey corporation ("Think"), and Optimax Systems Corporation, a Delaware corporation ("Optimax"). In November 1997, the Company acquired the remaining interest in a minority owned subsidiary, M-Star Systems Limited ("M-Star"). The success of acquisitions depends primarily on the Company's ability to (i) retain, motivate and integrate the acquired personnel with the Company's operations, (ii) integrate multiple information systems and (iii) integrate acquired software with RHYTHM. No assurance can be given that the Company will not encounter difficulties in integrating the respective operations and products of the Company, OPG, Think, Optimax and M-Star or that the benefits expected from such integration will be realized. Failure to successfully integrate OPG's, Think's, Optimax's and M-Star's respective operations and products into the Company's operations and products could have a material adverse effect on the Company's business, operating results and financial condition.

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

  INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS

     The Company derived approximately 7%, 23% and 33% of its total revenues from customers located outside of the United States in 1995, 1996 and 1997, respectively. The Company believes that continued growth and profitability will require expansion of its sales in international markets. Further penetration of international markets will require the Company to expand existing foreign operations, to establish additional foreign operations and to translate its software and manuals into additional foreign languages. This expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. To the extent that the Company is unable to expand its international operations or translate its software and manuals into foreign languages in a timely manner, the Company's ability to further penetrate international markets would be adversely affected, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's international operations are subject to risks inherent in international business activities, including: difficulty in staffing and managing geographically disparate operations; longer accounts receivable payment cycles in certain countries; compliance with a variety of foreign laws and regulations; unexpected changes in regulatory requirements; overlap of different tax structures; greater difficulty in safeguarding intellectual property; import and export licensing requirements; trade restrictions; changes in tariff rates; and general economic conditions in international markets. In particular, countries in the Asia Pacific region have recently experienced weaknesses in their currency, banking and equity markets. In the future, these weaknesses could adversely affect the demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales and ultimately the Company's results of operations. There can be no assurance that the Company's business, results of operations or financial condition will not be adversely affected by these or other factors that may affect international operations.

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

  RISKS ASSOCIATED WITH STRATEGIC RELATIONSHIPS

     The Company has from time to time established relationships with other companies, including Oracle and SSA, involving collaboration in areas such as product development, marketing, distribution and implementation. The maintenance of these relationships and the development of other such relationships is a meaningful part of the Company's business strategy. However, most of the Company's current and potential strategic partners are either potential competitors of the Company or are currently competitive with the Company to some degree. In addition, certain of the Company's cooperative relationships have failed to meet expectations, such as the Company's terminated license and distribution relationship with SAP. There can be no assurance that the Company's current collaborative relationships will be beneficial to the Company, that such relationships will be sustained, or that the Company will be able to enter into successful new strategic relationships in the future.

  DEPENDENCE UPON KEY PERSONNEL

     The Company's future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, few of whom are bound by an employment agreement. The Company's future success also depends on its continuing ability to attract, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key technical and managerial employees or that it will be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future. Kanna (Ken) N. Sharma, the Company's Vice Chairman of the Board and Executive Vice President, has recently been diagnosed with a brain tumor. While Mr. Sharma is currently providing services to the Company, there can be no assurance as to how long he will be able to continue to do so. The loss of any member of the Company's key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

  DEPENDENCE ON TECHNICAL AND IMPLEMENTATION PERSONNEL

     The sales of RHYTHM typically involve the utilization of highly qualified technical sales support personnel. A limitation on the number of qualified technical sales support personnel could have a material adverse effect on the Company's ability to expand sales and enter into new vertical markets. The implementation of RHYTHM requires the services of highly trained implementation personnel working directly for the Company or for independent consultants. A shortage in the number of trained implementers, either within the Company or with third-party consulting firms, could limit the Company's ability to implement its software on a timely and effective basis. Delayed or ineffective implementation of the Company's software may limit the Company's ability to expand its revenues and may result in customer dissatisfaction and damage the Company's reputation, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

  YEAR 2000 COMPLIANCE

     Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company currently offers software products that are designed to be Year 2000 compliant, Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

     The Company utilizes third-party vendor equipment, telecommunication products and software products which may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

  VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has been volatile at times and in the future can be expected to be significantly affected by factors such as quarterly variations in the Company's results of operations, the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Common Stock.

  CONTROL BY MANAGEMENT

     As of December 31, 1997, the Company's executive officers beneficially owned approximately 58.3% of the Company's outstanding Common Stock. Consequently, the Company's executive officers are able to control the outcome of all matters submitted for stockholder action, including the election of members to the Company's Board of Directors and the approval of significant change in control transactions, and effectively control the management and affairs of the Company, which may have the effect of delaying or preventing a change in control of the Company. In addition, Messrs. Sanjiv S. Sidhu, Chairman of the Board and Chief Executive Officer, Kanna (Ken) N. Sharma, Vice Chairman of the Board, Executive Vice President and Secretary and Sandeep (Sandy) R. Tungare, President, Demand Management, constitute three of the five members of the Board of Directors and, therefore, have significant influence in directing the actions of the Board of Directors.

  ANTI-TAKEOVER PROVISIONS

     The Company's Certificate of Incorporation, as amended (the "Charter"), and Bylaws, as amended (the "Bylaws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions: authorizing the issuance of "blank check" preferred stock; providing for a Board of Directors with staggered, three-year terms; requiring super-majority voting to effect certain amendments to the Charter and Bylaws; limiting the persons who may call special meetings of stockholders; prohibiting stockholder action by written consent; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings. Certain provisions of Delaware law and the Company's stock incentive plans may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals.

ITEM 2. PROPERTIES

     The Company's primary offices are located in approximately 91,000 square feet of space in Irving, Texas and approximately 23,000 square feet in Dallas, Texas under leases expiring in October 2000 and December 1998, respectively. The Company also leases space for its other offices in the United States, Australia,

Belgium, Canada, Denmark, France, Germany, India, Japan, Singapore and the United Kingdom. These leases expire at various dates through 2003.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been quoted on the Nasdaq National Market under the symbol "ITWO" since its initial public offering on April 25, 1996. Prior to the initial public offering, there had been no public market for the Common Stock. The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                                      HIGH      LOW
                                                      ----      ---
Fourth quarter of 1997.............................  $55.63    $40.25
Third quarter of 1997..............................   56.00     31.50
Second quarter of 1997.............................   50.00     26.00
First quarter of 1997..............................   45.75     25.75

Fourth quarter of 1996.............................  $44.50    $33.00
Third quarter of 1996..............................   43.50     23.75
Second quarter of 1996.............................   58.50     20.00

     As of February 27, 1998, there were 32,690,164 shares of the Common Stock outstanding held by 394 stockholders of record. The Company believes there are approximately 4,000 beneficial owners of the Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors.

     During 1997, the Company issued an aggregate 890,260 shares of its Common Stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.0175 to $12.11 per share) under the Company's 1992 Stock Plan and 1995 Stock Option/Stock Issuance Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 14 of this Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                1993      1994      1995      1996       1997
                                               -------   -------   -------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Software licenses..........................  $ 4,324   $ 9,833   $20,535   $57,508   $134,725
  Services...................................    1,957     3,334     6,767    22,230     46,673
  Maintenance................................      318     1,036     3,225     8,178     19,308
                                               -------   -------   -------   -------   --------
          Total revenues.....................    6,599    14,203    30,527    87,916    200,706
                                               -------   -------   -------   -------   --------
Costs and expenses:
  Cost of software licenses..................       76        95       135       151      3,384
  Cost of services and maintenance...........    1,360     2,200     5,606    18,631     41,509
  Sales and marketing........................    1,529     4,381     9,866    33,724     69,928
  Research and development...................    1,251     2,483     5,506    17,005     44,120
  General and administrative.................    1,144     1,931     4,628     8,734     18,645
  In-process research and development and
     acquisition costs.......................       --        --        --        --      9,306(1)
                                               -------   -------   -------   -------   --------
          Total costs and expenses...........    5,360    11,090    25,761    78,245    186,892
                                               -------   -------   -------   -------   --------
Operating income.............................    1,239     3,113     4,766     9,671     13,814(1)
Other income (expense), net..................      (74)      (83)     (117)    1,805      3,068
                                               -------   -------   -------   -------   --------
Income before income taxes...................    1,165     3,030     4,649    11,476     16,882
Provision for income taxes...................      456     1,294     1,584     4,274      9,661
                                               -------   -------   -------   -------   --------
Net income...................................  $   709   $ 1,736   $ 3,065   $ 7,202   $  7,221(1)
                                               =======   =======   =======   =======   ========
Net income per share.........................  $  0.04   $  0.09   $  0.15   $  0.26   $   0.24(1)
Net income per share, assuming dilution......  $  0.03   $  0.07   $  0.11   $  0.23   $   0.21(1)
Shares used in computing net income per
  share......................................   19,846    20,383    20,582    27,714     29,746
Shares used in computing net income per
  share, assuming dilution...................   23,882    26,002    28,189    31,701     33,852

                                                                 DECEMBER 31,
                                                -----------------------------------------------
                                                 1993     1994     1995       1996       1997
                                                ------   ------   -------   --------   --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................  $  265   $1,900   $ 6,185   $ 58,824   $162,444
Total assets..................................   3,844    9,597    23,322    101,133    239,202
Total stockholders' equity....................     780    2,516     8,677     68,648    180,417

---------------

(1) During 1997, the Company incurred approximately $9.3 million in certain acquisition-related expenses in connection with the business combinations involving Optimax Systems Corporation, Think Systems Corporation, the Operations Planning Group of Computer Sciences Corporation and M-Star Systems Limited, of which $4.6 million represents the write-off of in-process research and development. The remaining costs include, among other things, investment banking, legal and accounting fees and expenses. The acquisition-related expenses resulted in a one-time charge to the Company's operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is the leading provider of client/server-based decision support software products for supply chain management and related applications. The Company also provides services such as consulting, training and maintenance related to these products. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, including demand forecasting, raw materials procurement, work-in-process, distribution and transportation across multiple enterprises. i2's client/server software solution, RHYTHM, is designed to provide customers with an end-to-end supply chain management solution, enabling customers to model complex, multi-enterprise supply chains to rapidly generate integrated solutions to supply chain challenges such as demand volatility, production bottlenecks, supply interruptions and distribution alternatives. RHYTHM utilizes a unique, constraint-based methodology which simultaneously considers a broad range of factors -- from changing revenue forecasts to machine capabilities to individual customer commitments -- to optimize all aspects of the supply chain.

     Since inception, the Company has significantly increased its investment in sales and marketing, service and support, research and development and general and administrative staff and accelerated such investment beginning in the last quarter of 1995. As a result of the increased staffing, the Company has experienced decreases in operating margins in 1995 and 1996. Operating margins for 1997 decreased primarily due to costs and expenses related to acquisitions. As a result of these investments, together with the increasing awareness of the benefits of supply chain management in general and increased market acceptance of the Company's products in particular, the Company's revenues in 1996 and the 1997 were substantially higher than the levels achieved in prior years. In order to capture additional market share, the Company expects to continue to increase staffing levels and incur additional associated costs in future periods through both direct efforts and potential acquisitions. However, there can be no assurance that the Company's revenues will grow in future periods or that the Company will maintain the substantial growth rates in revenues it realized in 1996 and 1997.

     The sales cycle for the Company's products is typically six to nine months, and license fee revenues for a particular period are substantially dependent on orders received and software functionality delivered in that period. Furthermore, the Company has experienced, and expects to continue to experience, significant variation in the size of individual sales. As a result of these and other factors, the Company's results have varied significantly in the past and are likely to be subject to significant fluctuations in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily indicative of the results to be expected for any future period. See "Business -- Additional Factors That May Affect Future Results -- Potential for Significant Fluctuations in Quarterly Results; Dependence on Significant Individual Sales" in Item 1 of this Form 10-K.

     In May 1997, the Company acquired Think Systems Corporation, a New Jersey corporation ("Think"). Think provides premium demand chain solutions, including an integrated line of flexible, client/server-based software applications, for sales, marketing and logistics departments representing a variety of industries, including consumer packaged goods, high technology, pharmaceutical, apparel, automotive and other product-driven specializations. The Think merger culminates an ongoing relationship commenced pursuant to a January 1996 agreement between the Company and Think to integrate Think's demand management decision support software and the Company's RHYTHM suite of planning and optimization software products. Approximately 3.8 million shares of Common Stock have been issued or are issuable to the former Think shareholders and optionholders in exchange for all of the capital stock of Think and all unexpired and unexercised options to acquire Think capital stock.

     Also in May 1997, the Company acquired Optimax Systems Corporation, a Delaware corporation ("Optimax"). Optimax develops, markets and implements supply chain sequencing software using unique genetic algorithms for customer-driven, make-to-order manufacturing. Approximately 1.4 million shares of Common Stock have been issued or are issuable to the former Optimax stockholders and optionholders in exchange for all of the capital stock of Optimax and all unexpired and unexercised options to acquire Optimax capital stock.

     For accounting purposes, the Think and Optimax acquisitions were each treated as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to give retroactive effect to the Think and Optimax acquisitions and include the combined operations of the Company, Think and Optimax for all periods presented. The following discussion and analysis should be read in conjunction with such consolidated financial statements.

     In April 1997, the Company acquired the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation, for a cash purchase price of $1.0 million. OPG provides operation planning environment optimization software for planning and scheduling for customers in the consumer packaged goods industry. In November 1997, the Company acquired the remaining interest in a minority owned subsidiary, M-Star Systems Limited ("M-Star"), for an aggregate purchase price of $3.75 million. M-Star provides logistics software designed to present a global view of a company's supply network on a real-time basis by accessing the company's existing data resources. The acquisitions of OPG and M-Star were accounted for under the purchase accounting method.

     In the second quarter of 1997, the Company incurred approximately $5.6 million in certain expenses related to the Think, Optimax and OPG acquisitions. In the fourth quarter of 1997, the Company incurred approximately $3.7 million in certain expenses related to the acquisition of M-Star. Of these expenses, $4.6 million represents the write-off of in-process research and development. The remaining costs included, among other things, investment banking, legal and accounting fees and expenses. See "Business -- Additional Factors That May Affect Future Results -- Integration of Recent Acquisitions; Potential Future Acquisitions" in Item 1 of this Form 10-K.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of income:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Revenues:
  Software licenses.........................................   67.2%    65.4%    67.1%
  Services..................................................   22.2     25.3     23.3
  Maintenance...............................................   10.6      9.3      9.6
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of software licenses.................................    0.5      0.2      1.7
  Cost of services and maintenance..........................   18.4     21.2     20.7
  Sales and marketing.......................................   32.3     38.4     34.8
  Research and development..................................   18.0     19.3     22.0
  General and administrative................................   15.2      9.9      9.3
  In-process research and development and acquisition
     costs..................................................     --       --      4.6
                                                              -----    -----    -----
          Total costs and expenses..........................   84.4     89.0     93.1
                                                              -----    -----    -----
Operating income............................................   15.6     11.0      6.9
Other income (expense), net.................................   (0.4)     2.1      1.5
                                                              -----    -----    -----
Income before income taxes..................................   15.2     13.1      8.4
Provision for income taxes..................................    5.2      4.9      4.8
                                                              -----    -----    -----
Net income..................................................   10.0%     8.2%     3.6%
                                                              =====    =====    =====

  REVENUES

     The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. As discussed in the following paragraph, software license revenue recognition for future periods has been revised. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Under SOP 97-2, software license revenues will be recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. The provisions of SOP 97-2 are effective for the Company for transactions entered into after December 31, 1997. The Company does not currently believe that the application of SOP 97-2 will have a material impact on its consolidated financial statements. However, because SOP 97-2 does not give specific implementation guidance and no industry practice has been established regarding the provisions of SOP 97-2, there can be no assurance that SOP 97-2 will not have a material impact on the Company's revenue recognition practices, which could be material to the Company's consolidated financial statements.

     Total revenues increased 128.3% to $200.7 million in 1997 from $87.9 million in 1996, and increased 188.0% in 1996 from $30.5 million in 1995. The Company currently derives substantially all of its revenues from RHYTHM licenses and related services and maintenance. The Company expects that RHYTHM related revenues will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of RHYTHM and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all. See "Business -- Additional Factors That May Affect Future Results -- Product Concentration; Dependence on Product Line Expansion" in Item 1 of this Form 10-K.

     SOFTWARE LICENSES. Revenues from software licenses increased 134.3% to $134.7 million in 1997 from $57.5 million in 1996, and increased 180.0% in 1996 from $20.5 million in 1995. Software license revenues constituted 67.1%, 65.4% and 67.2% of total revenues in 1997, 1996 and 1995, respectively. The significant increases in the dollar amount of software license revenues were primarily due to an increased awareness of the benefits of supply chain management, growing market acceptance of the Company's software products, a substantial investment in the Company's infrastructure and continued expansion into new geographic and vertical markets. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful. See "Business -- Sales and Marketing" in Item 1 of this Form 10-K.

     SERVICES. Revenues from services increased 110.0% to $46.7 million in 1997 from $22.2 million in 1996, and increased 228.5% in 1996 from $6.8 million in 1995. Service revenues constituted 23.3%, 25.3% and 22.2% of total revenues in 1997, 1996, and 1995, respectively. The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of RHYTHM licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. The increases were also due to an increase in the use of third-party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, training and consulting services.

     MAINTENANCE. Revenues from maintenance increased 136.1% to $19.3 million in 1997 from $8.2 million in 1996, and increased 153.6% in 1996 from $3.2 million in 1995. Maintenance revenues constituted 9.6%, 9.3% and 10.6% of total revenues in 1997, 1996 and 1995, respectively. The significant increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but maintenance revenues as a percentage of total revenues should not vary significantly from the percentage of total revenues achieved in 1997.

     CONCENTRATION OF REVENUES. During 1997, no individual customer accounted for more than 10% of total revenues. During 1996, one customer accounted for approximately 13% of total revenues. During 1995, this same customer accounted for approximately 11% of total revenues, while one other customer accounted for approximately 10% of total revenues. The Company believes that the loss of any of these particular customers would not have a material adverse effect upon the Company's business, operating results or financial condition.

     INTERNATIONAL REVENUES. The Company recognized $65.4 million, $20.6 million and $2.2 million of revenues from international sources in 1997, 1996 and 1995, representing approximately 33%, 23% and 7% of total revenues, respectively. The Company's revenues from international sources were primarily generated from customers located in Asia, Canada and Europe. In 1997, revenues from customers located in Europe and Asia accounted for approximately 17% and 10% of total revenues, respectively. In 1996, revenues from customers located in Europe accounted for approximately 13% of total revenues. The significant increases in revenues from international sources were primarily due to the continued expansion of the Company's international sales and consulting operations as well as software localization efforts. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel. See "Business -- Additional Factors That May Affect Future
Results -- International Operations and Currency Fluctuations" in Item 1 of this Form 10-K.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The provisions of SFAS No. 131 are effective for the Company beginning in 1998. Although the Company currently operates in only one industry segment, the Company is evaluating the potential impact of SFAS No. 131 on its reporting requirements.

  COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of
(i) commissions paid to third parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with the sales of RHYTHM, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $3.4 million, $151,000 and $135,000 in 1997, 1996 and 1995, representing
2.5%, 0.3% and 0.7% of software license revenues, respectively. The significant increase in cost of software licenses in 1997, both in dollar amount and as a percentage of software license revenues, was primarily due to an increase in commissions paid to third parties in connection with joint marketing and other related agreements. Cost of software licenses decreased significantly in the second half of 1997 as compared to the first half of 1997 as a result of the termination of the license and distribution agreement with SAP pursuant to which the Company was required to pay SAP a commission on RHYTHM products sold to SAP's customers. The Company expects cost of software licenses to vary in the future depending upon the amount of commissions due to other third parties in connection with joint marketing and other related agreements and the amount of royalty fees associated with third-party software included with the sales of RHYTHM.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support and packaging and shipping costs related to new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $41.5 million, $18.6 million and $5.6 million in 1997, 1996 and 1995, representing 62.9%, 61.3% and 56.1% of total services and maintenance revenues, respectively. The increases in cost of services and maintenance both in dollar amount and as a percentage of total services and maintenance revenues were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. In addition, consulting and support centers were established and expanded in Canada, Europe and Japan in the last three months of 1996 and during 1997. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross margins.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $69.9 million, $33.7 million and $9.9 million in 1997, 1996 and 1995, representing 34.8%, 38.4% and 32.3% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and (iii) increased marketing and promotional activities. The decrease in sales and marketing expenses as a percentage of total revenues in 1997 as compared to 1996 was primarily due to the Company's ability to leverage its growing base of sales and marketing resources to significantly increase revenues. The Company expects to continue to increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets. As a result, the Company believes that the dollar amount of sales and marketing expenses will continue to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of the personnel and related costs associated with the Company's research and development activities. Research and development expenses were $44.1 million, $17.0 million and $5.5 million in 1997, 1996 and 1995, representing 22.0%, 19.3% and 18.0% of total revenues, respectively. The increases in research and development expenses both in dollar amount and as a percentage of total revenues were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development centers, particularly its international development facilities. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other services.

General and administrative expenses were $18.6 million, $8.7 million and $4.6 million in 1997, 1996 and 1995, representing 9.3%, 9.9% and 15.2% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business during these periods. The decreases in general and administrative expenses as a percentage of total revenues were primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. The Company incurred approximately $9.3 million in certain acquisition-related expenses in connection with the acquisitions of Think, Optimax and OPG which were recorded in the second quarter of 1997 and in connection with the acquisition of M-Star which was recorded in the fourth quarter of 1997. Of these expenses, $4.6 million represents the write-off of in-process research and development. The remaining costs included, among other things, investment banking, legal and accounting fees and expenses.

  OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest income on short-term investments and overnight repurchase agreements offset by interest expense on the Company's debt. Other income (expense) was $3.1 million, $1.8 million and ($117,000) in 1997, 1996 and 1995, representing 1.5%, 2.1% and (0.4%) of total revenues, respectively. The increases in the dollar amount of other income (expense) were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the public offerings of the Company's common stock which were completed in May 1996 and December 1997, and a decrease in interest expense due to the repayment of a majority of the Company's outstanding debt in June 1996.

  PROVISION FOR INCOME TAXES

     The Company recorded income tax expense of $9.7 million, $4.3 million and $1.6 million in 1997, 1996 and 1995, respectively. The Company's effective income tax rates were 57.2%, 37.2% and 34.1% in 1997, 1996 and 1995, respectively. The Company's effective income tax rate was higher in 1997 than in 1996 primarily due to the non-deductibility of certain of the acquisition-related expenses. The Company's effective income tax rate was higher in 1996 than in 1995 due to the non-deductibility of the amortization of deferred compensation expense and higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. Cash flows from operations were $5.8 million, $6.7 million and $3.4 million in 1997, 1996 and 1995, respectively. Operating cash flows decreased in 1997 as compared to 1996 primarily due to an increase in accounts receivable partially offset by increases in the tax benefit from stock option activity, accrued liabilities and accrued compensation and related expenses. Operating cash flows increased in 1996 as compared to 1995 primarily due to the tax benefit from stock option activity and increases in net income, accounts payable, accrued liabilities, accrued compensation and related expenses and deferred revenue, partially offset by an increase in accounts receivable. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under the Company's stock plans.

     Accounts receivable, net of allowance for doubtful accounts, increased to $71.2 million at December 31, 1997 from $33.6 million at December 31, 1996, primarily due to a continued significant increase in revenues. Based upon the nature of the Company's customers and its past collection experience, the Company does not expect to encounter collection difficulties with respect to such accounts that would have a material effect on the Company's financial position or results of operations.

     Average days' sales outstanding was 85 days for 1997 as compared to 76 days for 1996. The increase in days' sales outstanding was primarily due to a significant increase in receivables from international customers which tend to have longer payment terms compared to customers located in the United States. Additionally, the Company continues to experience larger sales for which some amounts are not due upon execution of the contract. Average days' sales outstanding can fluctuate for a variety of reasons including the timing and billing of receivables for which the related revenues may not yet be recognizable.

     Cash used in investing activities was $9.7 million for 1997 as compared to $26.9 million for 1996. Cash used in investing activities was higher in 1996 than in 1997 primarily due to the initial investment of the net proceeds from the initial public offering of the Company's common stock which was completed in May 1996. Proceeds from the public offering of the Company's common stock which was completed in December 1997 were invested primarily in financial instruments classified as cash equivalents. At December 31, 1997, the Company did not have any material commitments for capital expenditures.

     Cash provided by financing activities was $93.6 million for 1997 as compared to $48.9 million for 1996. Cash provided by financing activities for 1997 includes the Company's net proceeds of $89.4 million from its December 1997 public offering of common stock. Cash provided by financing activities for 1996 includes the Company's net proceeds of $43.7 million from its initial public offering of common stock which was completed in May 1996.

     As of December 31, 1997, the Company had $162.4 million of working capital, including $125.9 million in cash and cash equivalents and $14.5 million in short-term investments as compared to $58.8 million of working capital as of December 31, 1996, including $36.1 million in cash and cash equivalents and $18.0 million in short-term investments.

     The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

     The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires in June 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lender's prime lending rate. At December 31, 1997, the Company had no borrowings outstanding under the revolving credit agreement.

     The Company is currently evaluating what actions, if any, will be necessary to make its internal systems Year 2000 compliant. Although any expenses associated with these actions cannot presently be determined, the Company does not currently expect such expenses to materially adversely affect its financial position or results of operations.

     The Company believes that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, it at all.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV Item 14 (a)
(1) and (2).

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1 -- Election of Director," "Executive Compensation -- Directors and Executive Officers" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation -- Certain Transactions with Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

         1. Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                           PAGE
                                                                           ----
             Report of Independent Auditors..............................  F-1

             Covered by Report of Independent Auditors:
             Consolidated Balance Sheets at December 31, 1996 and 1997...  F-2
             Consolidated Statements of Income for the years ended
               December 31, 1995, 1996 and 1997..........................  F-3
             Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 1995, 1996 and 1997..............  F-4
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1996 and 1997..........................  F-5
             Notes to Consolidated Financial Statements (except Note
               13).......................................................  F-6

             Not Covered by Report of Independent Auditors:
             Note 13 of the Notes to Consolidated Financial Statements...  F-18

         2.  Consolidated Financial Statement Schedules:
             Schedule II -- Valuation and Qualifying Accounts............  S-1

             Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3. Exhibits. The exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange
             Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, TSC Acquisition Corporation and Think
                            Systems Corporation (filed as Exhibit 2.1 to the
                            Company's Current Report on Form 8-K dated May 15, 1997
                            (the "May 1997 8-K"))
          2.2*           -- Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, OSC Acquisition Corporation and
                            Optimax Systems Corporation (filed as Exhibit 2.2 to the
                            May 1997 8-K)
          3.1*           -- Certificate of Incorporation, as amended (filed as
                            Exhibit 3.1 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 333-1752) (the "Form S-1")
          3.2            -- Bylaws, as amended
          4.1*           -- Specimen Common Stock certificate (filed as Exhibit 4.1 to the Form S-1)
         10.1*           -- Form of Registration Rights Agreement, dated April 1,
                            1996, among the Company, Sanjiv S. Sidhu and Sidhu-Singh
                            Family Investments, Ltd. (filed as Exhibit 10.2 to the
                            Form S-1)
         10.2*+          -- 1995 Stock Option/Stock Issuance Plan (filed as Exhibit
                            10.3 to the Form S-1)
         10.3*           -- Form of Indemnification Agreement between the Company and each of its officers and directors (filed as Exhibit 10.4
                            to the Form S-1)
         10.4*           -- Loan Agreement, dated August 11, 1994, between the
                            Company and NationsBank of Texas, N.A. (filed as Exhibit
                            10.5 to the Form S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5*           -- Loan Increase and First Modification Agreement, between the Company and NationsBank of Texas, N.A., and
                            acknowledged and consented to by Sanjiv S. Sidhu and
                            Lekha Singh (filed as Exhibit 10.6 to the Form S-1)
         10.6*           -- Second Modification Agreement, dated December 31, 1995, between the Company and NationsBank of Texas, N.A., and
                            acknowledged and consented to by Sanjiv S. Sidhu and
                            Lekha Singh (filed as Exhibit 10.7 to the Form S-1)
         10.7*           -- Form of Employee Proprietary Information Agreement
                            between the Company and each of its employees (filed as
                            Exhibit 10.9 to the Form S-1)
         10.8*           -- Lease Agreement, dated July 14, 1995, between the Company and TRST Irving, Inc. (filed as Exhibit 10.10 to the Form
                            S-1)
         10.9*           -- Lease Agreement, dated June 29, 1990, as amended, between the Company and Park West E-2 Associates (filed as
                            Exhibit 10.11 to the Form S-1)
         10.10*#         -- Software License Agreement, dated August 31, 1995,
                            between the Company and Minnesota Mining and
                            Manufacturing (filed as Exhibit 10.12 to the Form S-1)
         10.11*          -- Second Amendment of Lease Agreement between the Company and TRST Irving, Inc. dated as of February 23, 1996
                            (filed as Exhibit 10.1 to the Company's Quarterly Report
                            on Form 10-Q for the quarter ended March 31, 1996)
         10.12*          -- Third Modification Agreement, dated April 26, 1996,
                            between the Company and NationsBank of Texas, N.A. (filed
                            as Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996 (the "June 1996
                            10-Q"))
         10.13*          -- Fourth Modification Agreement, dated June 26, 1996,
                            between the Company and NationsBank of Texas, N.A. (filed
                            as Exhibit 10.2 to the June 1996 10-Q)
         10.14*          -- Fifth Extension and Modification Agreement, dated June
                            30, 1996, between the Company and NationsBank of Texas,
                            N.A. (filed as Exhibit 10.3 to the June 1996 10-Q)
         10.15*          -- Third Amendment to Lease Agreement between the Company
                            and TRST Irving, Inc. dated as of July 25, 1996 (filed as
                            Exhibit 10.1 to the Company's Quarterly Report for the
                            quarter ended September 30, 1996 (the "September 1996
                            10-Q"))
         10.16*          -- Fifth Amendment to Lease Agreement between the Company
                            and Principal Mutual Life Insurance Company dated as of
                            August 29, 1996 (filed as Exhibit 10.2 to the September
                            1996 10-Q)
         10.17*          -- Fourth Amendment to Lease Agreement between the Company and TRST Irving, Inc. dated as of December 19, 1996
                            (filed as Exhibit 10.17 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1996)
         10.18*          -- Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of
                            Think Systems Corporation (filed as Exhibit 99.3 to the
                            May 1997 8-K)
         10.19*          -- Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of
                            Optimax Systems Corporation (filed as Exhibit 99.4 to the
                            May 1997 8-K)
         10.20*          -- Employee Stock Purchase Plan (filed as Exhibit 99.8 to
                            the Company's Registration Statement on Form S-8 (Reg.
                            No. 333-03703))
         10.21*          -- International Employee Stock Purchase Plan (filed as
                            Exhibit 99.1 to the Company's Registration Statement on
                            Form S-8 (Reg. No. 333-27009))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22*          -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to the Company's Registration
                            Statement on Form S-8 (Reg. No. 333-28147) (the
                            "Think/Optimax S-8"))
         10.23*          -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8)
         10.24*          -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8)
         21.1            -- List of subsidiaries
         23.1            -- Consent of Ernst & Young LLP
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Form 10-K may be filed, is included on the signature page
                            contained in Part IV of this Form 10-K.
         27.1            -- Financial Data Schedule

---------------

*    Incorporated herein by reference to the indicated filing.

+    Management contract or compensation plan.

#    Confidential treatment previously granted.

     (b) Reports on Form 8-K.

         During the quarter ended December 31, 1997, the Company filed the following Current Reports on Form 8-K:

         1. The Company filed a Form 8-K dated November 21, 1997 (Item 5) reporting the execution of a Development and Distribution Agreement between the Company and Oracle Corporation.

         2. The Company filed a Form 8-K dated December 5, 1997 (Item 5) reporting the pricing of a public offering of 3,000,000 shares of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            i2 TECHNOLOGIES, INC.

Dated: March 10, 1998                       By:      /s/ DAVID F. CARY
                                              ----------------------------------
                                                        David F. Cary
                                              Vice President and Chief Financial
                                                            Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Sanjiv S. Sidhu and David F. Cary, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ SANJIV S. SIDHU                   Chairman of the Board and Chief  March 10, 1998
-----------------------------------------------------    Executive Officer (Principal
                   Sanjiv S. Sidhu                       executive officer)

                 /s/ KANNA N. SHARMA                   Vice Chairman of the Board,      March 10, 1998
-----------------------------------------------------    Executive Vice President and
                   Kanna N. Sharma                       Secretary

               /s/ SANDEEP R. TUNGARE                  Director and President, Demand   March 10, 1998
-----------------------------------------------------    Management
                 Sandeep R. Tungare

                  /s/ DAVID F. CARY                    Vice President and Chief         March 10, 1998
-----------------------------------------------------    Financial Officer (Principal
                    David F. Cary                        finance and accounting
                                                         officer)

                 /s/ HARVEY B. CASH                    Director                         March 10, 1998
-----------------------------------------------------
                   Harvey B. Cash

               /s/ THOMAS J. MEREDITH                  Director                         March 10, 1998
-----------------------------------------------------
                 Thomas J. Meredith

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
i2 Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and its subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of i2 Technologies, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Dallas, Texas
January 21, 1998
                             i2 TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------

                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 36,078    $125,853
  Short-term investments....................................    18,031      14,538
  Accounts receivable, net of allowance for doubtful
     accounts of $1,269 and $4,059, respectively............    33,615      71,209
  Notes receivable -- stockholders..........................     1,000          --
  Prepaid and other current assets..........................     2,219       3,363
  Income tax receivable.....................................        --       1,097
  Deferred income taxes.....................................        --       3,823
                                                              --------    --------
          Total current assets..............................    90,943     219,883
Furniture and equipment, net................................     8,934      18,592
Deferred income taxes and other assets......................     1,256         727
                                                              --------    --------
          Total assets......................................  $101,133    $239,202
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  4,583    $  6,855
  Accrued liabilities.......................................     4,390      10,412
  Accrued compensation and related expenses.................     3,794      13,575
  Current portion of deferred revenue.......................    18,932      26,367
  Income taxes payable......................................       363          --
  Deferred income taxes.....................................        57         230
                                                              --------    --------
          Total current liabilities.........................    32,119      57,439
Long-term debt..............................................       100          --
Deferred revenue............................................       266         518
Deferred income taxes.......................................        --         828
                                                              --------    --------
          Total liabilities.................................    32,485      58,785
                                                              --------    --------
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000,000 shares
     authorized, none issued................................        --          --
  Common Stock, $0.00025 par value, 50,000,000 shares
     authorized, 28,883,410 and 32,325,554 shares issued and
     outstanding, respectively..............................         7           8
  Additional paid-in capital................................    58,074     161,881
  Deferred compensation.....................................    (1,865)     (1,125)
  Retained earnings.........................................    12,432      19,653
                                                              --------    --------
          Total stockholders' equity........................    68,648     180,417
                                                              --------    --------
          Total liabilities and stockholders' equity........  $101,133    $239,202
                                                              ========    ========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1995       1996        1997
                                                              -------    -------    --------
Revenues:
  Software licenses.........................................  $20,535    $57,508    $134,725
  Services..................................................    6,767     22,230      46,673
  Maintenance...............................................    3,225      8,178      19,308
                                                              -------    -------    --------
          Total revenues....................................   30,527     87,916     200,706
                                                              -------    -------    --------
Costs and expenses:
  Cost of software licenses.................................      135        151       3,384
  Cost of services and maintenance..........................    5,606     18,631      41,509
  Sales and marketing.......................................    9,866     33,724      69,928
  Research and development..................................    5,506     17,005      44,120
  General and administrative................................    4,648      8,734      18,645
  In-process research and development and acquisition
     costs..................................................       --         --       9,306
                                                              -------    -------    --------
          Total costs and expenses..........................   25,761     78,245     186,892
                                                              -------    -------    --------
Operating income............................................    4,766      9,671      13,814
Other income (expense), net.................................     (117)     1,805       3,068
                                                              -------    -------    --------
Income before income taxes..................................    4,649     11,476      16,882
Provision for income taxes..................................    1,584      4,274       9,661
                                                              -------    -------    --------
Net income..................................................  $ 3,065    $ 7,202    $  7,221
                                                              =======    =======    ========
Net income per share........................................  $  0.15    $  0.26    $   0.24
Net income per share, assuming dilution.....................  $  0.11    $  0.23    $   0.21
Weighted average common shares outstanding..................   20,582     27,714      29,746
Weighted average common shares outstanding, assuming
  dilution..................................................   28,189     31,701      33,852

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK        ADDITIONAL                                       TOTAL
                                      -------------------      PAID-IN        DEFERRED       RETAINED     STOCKHOLDERS'
                                       SHARES      AMOUNT      CAPITAL      COMPENSATION     EARNINGS        EQUITY
                                      ---------    ------    -----------    ------------    ----------    -------------
Balance at December 31, 1994........     19,342    $   5     $       176     $       --     $    2,335     $     2,516
  Exercise of stock options.........      5,703        1             323             --             --             324
  Deferred compensation related to
    stock options...................         --       --           1,810         (1,810)            --              --
  Amortization of deferred
    compensation....................         --       --              --             71             --              71
  Issuance of Think and Optimax
    preferred stock which was
    exchanged for common stock in
    merger..........................        652       --           2,871             --             --           2,871
  Distributions to Think
    stockholders....................         --       --              --             --           (170)           (170)
  Net income........................         --       --              --             --          3,065           3,065
                                      ---------    -----     -----------     ----------     ----------     -----------
Balance at December 31, 1995........     25,697        6           5,180         (1,739)         5,230           8,677
  Exercise of stock options and
    issuance under stock purchase
    plan............................        519       --           1,816             --             --           1,816
  Common stock issued, net of
    offering costs of $4,288........      2,390        1          43,715             --             --          43,716
  Tax benefit of stock options......         --       --           1,353             --             --           1,353
  Deferred compensation related to
    stock options...................         --       --             910           (910)            --              --
  Amortization of deferred
    compensation....................         --       --              --            784             --             784
  Issuance of Think preferred stock
    which was exchanged for common
    stock in merger.................        277       --           5,100             --             --           5,100
  Net income........................         --       --              --             --          7,202           7,202
                                      ---------    -----     -----------     ----------     ----------     -----------
Balance at December 31, 1996........     28,883        7          58,074         (1,865)        12,432          68,648
  Exercise of stock options and
    issuance under stock purchase
    plan............................      1,443       --           4,274             --             --           4,274
  Common stock issued, net of
    offering costs of $3,573........      2,000        1          89,427             --             --          89,428
  Tax benefit of stock options......         --       --          10,106             --             --          10,106
  Amortization of deferred
    compensation....................         --       --              --            740             --             740
  Net income........................         --       --              --             --          7,221           7,221
                                      ---------    -----     -----------     ----------     ----------     -----------
Balance at December 31, 1997........     32,326    $   8     $   161,881     $   (1,125)    $   19,653     $   180,417
                                      =========    =====     ===========     ==========     ==========     ===========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1995        1996        1997
                                                      -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................  $ 3,065    $  7,202    $  7,221
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................    1,059       2,611       4,500
     Provision for losses on receivables............      499         971       3,774
     Amortization of deferred compensation..........       71         784         740
     Deferred income taxes..........................     (646)         (3)     (1,911)
     Tax benefit of stock options...................       --       1,353      10,106
     Changes in operating assets and liabilities:
       Accounts receivable..........................   (6,646)    (24,617)    (41,368)
       Income tax receivable........................   (1,151)        535      (1,097)
       Prepaid and other assets.....................     (365)     (1,706)     (1,526)
       Accounts payable.............................      561       3,380       2,272
       Accrued liabilities..........................      310       3,396       6,022
       Accrued compensation and related expenses....      905       2,483       9,781
       Income taxes payable.........................      324         (59)       (363)
       Deferred revenue.............................    5,384      10,361       7,687
                                                      -------    --------    --------
          Net cash provided by operating
            activities..............................    3,370       6,691       5,838
                                                      -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable -- stockholders..................       --      (1,000)      1,000
  Purchases of furniture and equipment..............   (3,034)     (7,819)    (14,158)
  Purchases of short-term investments...............       --     (37,531)    (27,007)
  Proceeds from sale of short-term investments......       --      19,500      30,500
                                                      -------    --------    --------
          Net cash used in investing activities.....   (3,034)    (26,850)     (9,665)
                                                      -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit............      500          --          --
  Payments on revolving line of credit..............     (850)         --          --
  Proceeds from long-term debt......................    3,110         400          --
  Payments on long-term debt........................   (2,642)     (1,653)       (100)
  Advances from stockholders, net...................      165        (525)         --
  Distributions to stockholders.....................     (170)         --          --
  Issuance of Think and Optimax preferred stock
     which was exchanged for common stock in
     merger.........................................    2,871       5,100          --
  Net proceeds from sale of common stock and
     exercise of stock options......................      324      45,532      93,702
                                                      -------    --------    --------
          Net cash provided by financing
            activities..............................    3,308      48,854      93,602
                                                      -------    --------    --------
Net increase in cash and cash equivalents...........    3,644      28,695      89,775
Cash and cash equivalents at beginning of period....    3,739       7,383      36,078
                                                      -------    --------    --------
Cash and cash equivalents at end of period..........  $ 7,383    $ 36,078    $125,853
                                                      =======    ========    ========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     i2 Technologies, Inc. (the "Company"), incorporated in 1989, develops, markets and sells client/server-based decision support software products for supply chain management and related applications. The Company also provides services such as consulting, training and maintenance. The Company's products and services are primarily provided to large and medium sized manufacturing and distribution companies which operate in many industries located throughout the world.

     In May 1997, the Company acquired Think Systems Corporation ("Think"), a demand planner software company and Optimax Systems Corporation ("Optimax"), a scheduling and sequencing software company. Each of these business combinations was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements give retroactive effect to the combinations and include the combined operations of i2 Technologies, Think and Optimax for all periods presented (see Note 3).

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

     The Company accounts for its cash equivalents and short-term investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company considers its debt securities as "available-for-sale" and, in accordance with SFAS No. 115, would record its investments at fair value. However, as the difference between cost and fair value was immaterial at December 31, 1997, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material. The cost of debt securities sold is based on the specific identification method.

     The Company's debt securities include the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                            1996        1997
                                                           -------    --------
U.S. Government..........................................  $14,500    $ 11,500
State and Local Municipalities...........................   16,700      55,000
Corporations.............................................    9,000      40,600
                                                           -------    --------
                                                           $40,200    $107,100
                                                           =======    ========

     Debt securities held at December 31, 1996 and 1997 all had maturity dates within one year. At December 31, 1996 and 1997, $22.2 million and $92.6 million of debt securities were included in cash
                             i2 TECHNOLOGIES, INC.

equivalents, respectively. Interest income earned in 1995, 1996 and 1997 was $179,000, $1.9 million and $3.1 million, respectively.

     FINANCIAL INSTRUMENTS. Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of December 31, 1996, approximately 27% of accounts receivable were concentrated with three customers. As of December 31, 1997, approximately 31% of accounts receivable were concentrated with one of these same customers and two different customers. The Company generally does not require collateral on accounts receivable as the Company's customers are generally large, well established companies. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses. The Company has used in the past and expects to use in the future foreign exchange contracts to hedge the risk that receivables denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates. The Company's foreign exchange contracts outstanding at December 31, 1997 are immaterial. Gains and losses on foreign exchange contracts have not been material to date.

     FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost. Depreciation expense is calculated using the straight-line method over seven years for office furniture and fixtures and three years for computer equipment.

     REVENUE RECOGNITION. The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. As discussed in the following paragraph, software license revenue recognition for future periods has been revised. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Under SOP 97-2, software license revenues will be recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. The provisions of SOP 97-2 are effective for the Company for transactions entered into after December 31, 1997. The Company does not currently believe that the application of SOP 97-2 will have a material impact on its consolidated financial statements. However, because SOP 97-2 does not give specific implementation guidance and no industry practice has been established regarding the provisions of SOP 97-2, there can be no assurance that SOP 97-2 will not have a material impact on the Company's revenue recognition practices, which could be material to the Company's consolidated financial statements.

     Customer payment terms vary. Amounts received in advance of satisfying revenue recognition criteria are classified in current and long-term liabilities as deferred revenue in the accompanying consolidated balance sheets.

     The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately six to twelve months following initial shipment to the customer. As of December 31, 1997, the Company had not incurred any significant expenses related to warranty claims.

                             i2 TECHNOLOGIES, INC.

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

     NET INCOME PER SHARE. The Company computes net income per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Net income per share is based upon the weighted average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common shares and potential common shares issued prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the net income per share calculations for 1995 as if they were outstanding for the entire period. Share and per share amounts for 1995 have been adjusted to reflect two stock splits during 1995 (see Note 7). The computations give retroactive effect to the exchange of common shares in connection with the Think and Optimax acquisitions (see Note 3). Reconciliations of the net income per share computations for the years ended December 31, 1995, 1996 and 1997 are included in Note 7.

     STOCK-BASED COMPENSATION PLANS. The Company has elected to continue to account for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," because, as discussed in Note 7, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS No. 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans.

     FOREIGN CURRENCY TRANSLATION. The Company has determined that the functional currency of the majority of its foreign subsidiaries is the local currency. The financial statements of its foreign subsidiaries are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, "Foreign Currency Translation." To date, translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

     RECLASSIFICATIONS. Certain prior year financial statement items have been reclassified to conform to the current year's format.

3. BUSINESS COMBINATIONS

     In May 1997, the Company acquired Think and Optimax. Under the terms of these agreements, the Company has agreed to issue up to approximately
3.8 million shares and approximately 1.4 million shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think and Optimax, respectively.

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

     In April 1997, the Company completed the acquisition of the Operations Planning Group ("OPG"), a business activity of Computer Sciences Corporation ("CSC"), for a cash purchase price of $1.0 million. OPG
                             i2 TECHNOLOGIES, INC.

provides operation planning environment ("OPE") optimization software for planning and scheduling for customers in the consumer packaged goods industry. The Company assumed the contractual obligations of the OPE customer base in return for $271,000 representing prepaid maintenance revenue. The acquisition was accounted for under the purchase accounting method, and a substantial portion of the purchase price was recorded as in-process research and development and expensed during the second quarter of 1997. Additionally, the Company has agreed to make available a certain amount of consulting revenue opportunities to CSC within a three-year period from the date of the acquisition. If the agreed upon consulting revenue opportunities are not made available to CSC, the Company will be required to make an additional cash payment to CSC at the end of the three-year period equal to the gross profit typically realized on such consulting revenue. Such payment, if any, would be recorded as an increase in the purchase price, a substantial portion of which could be written off as in-process research and development.

     In November 1997, the Company acquired the remaining interest in a minority owned subsidiary, M-Star Systems Limited ("M-Star"), for an aggregate purchase price of $3.75 million. M-Star provides logistics software which can present a global view of a company's supply network on a real-time basis by accessing the company's existing data resources. The acquisition of M-Star was accounted for under the purchase accounting method, and a substantial portion of the purchase price was recorded as in-process research and development and expensed during the fourth quarter of 1997.

     During 1997, the Company incurred approximately $9.3 million in certain acquisition-related expenses in connection with the business combinations involving Think, Optimax, OPG and M-Star, of which $4.6 million represents the write-off of in-process research and development. The remaining costs included, among other things, investment banking, legal and accounting fees and expenses.

4. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1997
                                                           -------    -------
Computer equipment.......................................  $10,498    $23,756
Furniture and fixtures...................................    2,563      4,067
                                                           -------    -------
                                                            13,061     27,823
Less accumulated depreciation............................   (4,127)    (9,231)
                                                           -------    -------
                                                           $ 8,934    $18,592
                                                           =======    =======

5. BORROWINGS

     The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires in June 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lenders' prime lending rate. At December 31, 1996, the Company had $100,000 in borrowings outstanding under the revolving credit agreement. At December 31, 1997, the Company had no borrowings outstanding under the revolving credit agreement.

     Cash paid for interest in 1995, 1996 and 1997 was approximately $255,000, $248,000 and $15,000, respectively.

                             i2 TECHNOLOGIES, INC.

6. COMMITMENTS

     The Company leases its office facilities and certain office equipment under operating leases which expire at various dates through 2003. The Company has renewal options for most of its operating leases. Total rent expense incurred during 1995, 1996 and 1997 was approximately $580,000, $2.1 million and $3.9 million, respectively.

     Future minimum lease payments under all noncancellable operating leases as of December 31, 1997 are as follows (in thousands):

1998...............................................  $ 5,726
1999...............................................    4,964
2000...............................................    3,149
2001...............................................    1,378
2002...............................................    1,276
Thereafter.........................................      455
                                                     -------
Total minimum lease payments.......................  $16,948
                                                     =======

7. STOCKHOLDERS' EQUITY

     PUBLIC OFFERINGS. In May 1996, the Company completed the initial public offering of 2,530,000 shares of its common stock. A total of 2,390,400 of those shares of common stock were sold by the Company resulting in net proceeds to the Company of $43.7 million after deducting offering expenses and the underwriting discount of $4.3 million. In December 1997, the Company completed a public offering of 3,000,000 shares of its common stock. A total of 2,000,000 of those shares of common stock were sold by the Company resulting in net proceeds to the Company of $89.4 million after deducting offering expenses and the underwriting discount of $3.6 million.

     STOCK SPLITS. In April 1995 and again in December 1995, the Company's common stock was split two-for-one. All share and per share amounts have been adjusted to reflect both stock splits as though they had occurred at the beginning of the initial period presented.

                             i2 TECHNOLOGIES, INC.

     NET INCOME PER SHARE. Reconciliations of the net income per share and net income per share, assuming dilution, computations for the years ended December 31, 1995, 1996 and 1997 are as follows (amounts in thousands, except per share amounts):

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1995      1996      1997
                                                              -------   -------   -------
NET INCOME PER SHARE:
Weighted-average common shares outstanding..................   19,542    27,714    29,746
Common shares related to SAB No. 98(2)......................    1,040        --        --
                                                              -------   -------   -------
Weighted-average common shares outstanding, adjusted for
  common shares related to SAB No. 98.......................   20,582    27,714    29,746
                                                              =======   =======   =======
Net income..................................................  $ 3,065   $ 7,202   $ 7,221
                                                              =======   =======   =======
Net income per share........................................  $  0.15   $  0.26   $  0.24
                                                              =======   =======   =======
NET INCOME PER SHARE, ASSUMING DILUTION:
Weighted-average common shares outstanding..................   19,542    27,714    29,746
Common shares issuable on exercise of stock options, net of
  shares assumed to be repurchased at the average market
  price(1)..................................................    7,607     3,987     4,106
Common shares related to SAB No. 98(2)......................    1,040        --        --
                                                              -------   -------   -------
Weighted-average common shares outstanding, assuming
  dilution..................................................   28,189    31,701    33,852
                                                              =======   =======   =======
Net income..................................................  $ 3,065   $ 7,202   $ 7,221
                                                              =======   =======   =======
Net income per share, assuming dilution.....................  $  0.11   $  0.23   $  0.21
                                                              =======   =======   =======

---------------

(1) In computing these amounts, the funds used in applying the treasury stock method include the compensation related to stock options which will be charged to expense in the future.

(2) Common shares and potential common shares issued prior to the initial filing of the Company's Registration Statement on Form S-1 are included in this line item for the year ended December 31, 1995. See Note 2.

     EMPLOYEE STOCK PURCHASE PLAN. In March 1996, the Board adopted and the stockholders approved an Employee Stock Purchase Plan. In November 1996, the Board adopted an International Employee Stock Purchase Plan for employees of its wholly-owned subsidiaries. The Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, the "Purchase Plans") are designed to allow eligible employees of the Company to purchase shares of Common Stock through periodic payroll deductions. The Company has reserved 500,000 shares of Common Stock for issuances under the Purchase Plans.

     Payroll deductions may not exceed the lesser of 15% of a participant's base salary or $25,000 per year, and employees may purchase a maximum of 1,000 shares per purchase period under the Purchase Plans. The purchase price per share will be 85% of the lesser of the fair market value of the Common Stock on the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. Six-month offering periods will commence on each November 1 and May 1, except for the initial offering period which commenced on April 25, 1996 and ended on October 31, 1996. Under the Purchase Plans, 60,145, 32,998 and 43,962 shares were issued in connection with the offering periods ended October 31, 1996, April 30, 1997 and October 31, 1997, respectively.

     1992 STOCK PLAN. Under the Company's 1992 Stock Plan, the Company's Board of Directors (the "Board") granted incentive stock options to employees of the Company and nonqualified options to a
                             i2 TECHNOLOGIES, INC.

consultant of the Company. The options generally vest over a four-year period commencing on or before the date of grant.

     1995 STOCK OPTION/STOCK ISSUANCE PLAN. In September 1995, the stockholder and the Board approved the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") which replaced the 1992 Stock Plan. All options outstanding under the 1992 Stock Plan were incorporated into the 1995 Plan. Under the 1995 Plan, the amount of shares of Common Stock originally reserved for issuance was 10,000,000 shares which was subsequently increased to 12,000,000 shares. The amount of shares of Common Stock reserved for issuance was increased to 15,500,000 shares, subject to the approval of the Company's stockholders. The 1995 Plan is divided into the following three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

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

     Under the Automatic Option Grant Program, each person who is first elected or appointed as a non-employee Board member shall automatically be granted a nonqualified option to purchase 1,000 common shares of the Company at the fair market value on the date of grant. On the date of each Annual Stockholders Meeting each non-employee Board member shall automatically be granted an additional option to purchase 1,000 shares of the Company's Common Stock, subject to certain conditions.

     THINK STOCK OPTION PLANS. Think's Board of Directors have adopted and its shareholders have approved stock option plans for employees, directors and consultants of Think (the "Think Plans"). Under the Think Plans, the Think Board of Directors granted incentive and nonqualified stock options to employees, directors and consultants at prices not less than the estimated fair market value of Think's common stock at the date of grant. In connection with the acquisition of Think, all of the options outstanding under the Think Plans were assumed by the Company.

     OPTIMAX STOCK OPTION PLAN. During 1996, Optimax's Board of Directors adopted and its shareholders approved the Optimax Systems Corporation Stock Option Plan (the "Optimax Stock Option Plan"). Under the Optimax Stock Option Plan, the Optimax Board of Directors granted nonqualified stock options to employees of Optimax at prices equal to the estimated fair market value of Optimax's common stock on the date of grant. The options generally vest over a five-year period commencing on or before the date of grant. In connection with the acquisition of Optimax, all such options were assumed by the Company.

                             i2 TECHNOLOGIES, INC.

     Option activity under the Company's stock option plans, including the Think and Optimax plans, is as follows:

                                                                OPTIONS OUTSTANDING
                                                           ------------------------------
                                               SHARES                       WEIGHTED-
                                             AVAILABLE       NUMBER          AVERAGE
                                             FOR GRANT     OF SHARES      EXERCISE PRICE
                                             ----------    ----------    ----------------
Balance, December 31, 1994.................     146,536     8,250,312         $ 0.03
  Authorized...............................   1,603,152            --             --
  Granted..................................  (1,125,667)    1,125,667           0.63
  Exercised................................          --    (5,703,242)          0.06
  Canceled.................................      23,300       (23,300)          0.05
                                             ----------    ----------
Balance, December 31, 1995.................     647,321     3,649,437           0.17
  Authorized...............................   2,683,125            --             --
  Granted..................................  (1,606,317)    1,606,317           9.71
  Issued...................................        (615)           --          14.33
  Exercised................................          --      (458,058)          1.66
  Canceled.................................      87,672       (87,672)         11.71
                                             ----------    ----------
Balance, December 31, 1996.................   1,811,186     4,710,024           3.07
  Authorized...............................   3,500,000            --             --
  Granted..................................  (3,031,830)    3,031,830          30.98
  Exercised................................          --    (1,371,194)          1.24
  Canceled.................................     277,076      (277,076)         30.96
                                             ----------    ----------
Balance, December 31, 1997.................   2,556,432     6,093,584          16.10
                                             ==========    ==========

                                                                OPTIONS EXERCISABLE
                                                           -----------------------------
                                                                           WEIGHTED-
                                                            NUMBER          AVERAGE
                                                           OF SHARES     EXERCISE PRICE
                                                           ---------    ----------------
December 31, 1995........................................  2,467,172         $0.16
                                                           =========
December 31, 1996........................................  3,052,412          1.08
                                                           =========
December 31, 1997........................................  3,017,011          1.69
                                                           =========

     Under the 1995 Plan, each outstanding option and unvested stock issuance will be subject to accelerated vesting under certain circumstances upon an acquisition of the Company in a merger or asset sale, except to the extent the Company's repurchase rights with respect to the underlying shares are to be assigned to the successor corporation. In addition, the Plan Administrator has the discretion to accelerate vesting of outstanding options upon consummation of any other transaction which results in a change in control of the Company.

     All options outstanding at December 31, 1997 are Incentive Options except for 1,409,739 options which are nonqualified options.

                             i2 TECHNOLOGIES, INC.

     Other information regarding options outstanding and options exercisable as of December 31, 1997 is as follows:

                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    -----------------------------------------   --------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                   WEIGHTED       REMAINING                    WEIGHTED
RANGE OF EXERCISE   NUMBER OF      AVERAGE       CONTRACTUAL    NUMBER OF      AVERAGE
     PRICES          SHARES     EXERCISE PRICE   LIFE (YEARS)    SHARES     EXERCISE PRICE
-----------------   ---------   --------------   ------------   ---------   --------------
$0.0175 - $12.11    3,318,147       $ 1.34           6.10 yrs.  2,975,499       $ 1.33
 24.375 - 35.75     1,749,343        29.42           9.32          40,512        27.57
  36.00 - 52.75     1,026,094        41.11           9.90           1,000        37.25
                    ---------                                   ---------
     Total          6,093,584        16.10           7.66       3,017,011         1.69
                    =========                                   =========

     The Company recorded deferred compensation expense of $1.8 million and $910,000 in 1995 and in the first quarter of 1996, respectively, for the difference between the grant price and the deemed fair market value of the Company's Common Stock underlying certain options granted. These amounts are being amortized over the vesting period of the individual options, generally four years. The income tax benefits from disqualifying dispositions related to employee stock transactions have been recorded as an increase in additional paid-in capital. As a result of these disqualifying dispositions, the Company has an income tax receivable balance of $1.1 million at December 31, 1997.

     PRO FORMA NET INCOME AND NET INCOME PER SHARE. Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock options and shares issued under the Purchase Plans using the fair value method of SFAS No. 123. The fair value for the stock options issued under the 1995 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 6.3%, 6.2% and 6.2%; volatility factors of the expected market price of the Company's Common Stock of 0.46, 0.46 and 0.66; a weighted-average expected life of the options of 4 years; and no dividend yields. The fair value of the stock options issued under the Think Plans was estimated at the date of grant using the minimum value method for non-public companies permitted by SFAS No. 123 with the following assumptions for 1996 and 1997, respectively: weighted-average risk-free interest rates of 6.5% and 6.2%; no dividends; and a weighted-average expected life of the options of 7 years. The fair value of stock options issued under the Optimax Stock Option Plan is not presented as the impact is immaterial.

     The fair value for the shares issued under the Purchase Plans was estimated as of the initial day of the purchase period using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk free interest rates of 5.2% and 5.4%; volatility factors of the expected market price of the Company's Common Stock of 0.46 and 0.66; a weighted-average expected life of the purchase right of 0.5 years; and no dividend yields. The weighted-average fair values of the purchase rights granted under the Purchase Plans during 1996 and 1997 were $6.15 and $12.12, respectively.

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

     The Company's pro forma information follows (in thousands, except per share amounts):

                                                            1995      1996      1997
                                                           ------    ------    ------
Pro forma net income.....................................  $3,083    $6,281    $1,540
Pro forma net income per share...........................    0.15      0.23      0.05
Pro forma net income per share, assuming dilution........    0.11      0.20      0.05

     The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying SFAS No. 123 for the pro forma disclosures are not indicative of future effects of such application.

     Information regarding exercise prices and fair values of options granted is as follows:

                                                    1995         1996          1997
                                                  --------    ----------    ----------
Number of options issued at fair market value of
  stock.........................................   181,800     1,296,047     3,031,830
Weighted-average exercise price per share.......     $0.13        $11.15        $30.98
Weighted-average fair value of options..........      0.06          4.55         17.03
Number of options issued at less than fair
  market value of stock.........................   943,867       310,270            --
Weighted-average exercise price per share.......     $0.72        $ 3.69            --
Weighted-average fair value of options..........      2.10          4.21            --

8. INCOME TAXES

     The Company's provision for income taxes consists of the following (in thousands):

                                                           1995      1996      1997
                                                          ------    ------    -------
Current:
  Federal...............................................  $1,730    $3,630    $ 9,702
  State.................................................     455       390      1,224
  Foreign...............................................      37       264        646
Deferred
  Federal...............................................    (477)      272     (1,629)
  State.................................................    (101)      (79)       (40)
  Foreign...............................................     (60)     (203)      (242)
                                                          ------    ------    -------
          Total.........................................  $1,584    $4,274    $ 9,661
                                                          ======    ======    =======

                             i2 TECHNOLOGIES, INC.

     The Company's provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34% for 1995 and 1996 and 35% for 1997 to income before income taxes as follows (in thousands):

                                                            1995      1996      1997
                                                           ------    ------    ------
Expense computed at statutory rate.......................  $1,581    $3,902    $5,909
Non-deductible in-process research and development and
  acquisition costs......................................      --        --     3,164
State taxes, net of federal tax benefit..................     139       266       770
Stock option compensation................................      --       215       200
Research and development tax credits.....................    (175)     (144)     (207)
Other....................................................      39        35      (175)
                                                           ------    ------    ------
          Provision for income taxes.....................  $1,584    $4,274    $9,661
                                                           ======    ======    ======

     Deferred tax assets and liabilities at December 31, 1996 and December 31, 1997 are comprised of the following (in thousands):

                                                               1996       1997
                                                              -------    ------
Deferred tax assets:
  Foreign tax credits.......................................  $   612    $  617
  Deferred revenue..........................................      848       578
  Accrued liabilities.......................................      136       570
  Bad debt allowance........................................      229     1,349
  Research and development tax credits......................       78       220
  Other.....................................................      648       295
                                                              -------    ------
          Total deferred tax asset..........................    2,551     3,629
                                                              -------    ------
Deferred tax liabilities:
  Depreciation..............................................     (127)     (379)
  State income taxes........................................      (28)       --
  Cash method of accounting, net............................   (1,212)       --
  Other.....................................................      (68)     (223)
                                                              -------    ------
          Total deferred tax liability......................   (1,435)     (602)
                                                              -------    ------
          Net deferred tax asset............................  $ 1,116    $3,027
                                                              =======    ======

     The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided. The Company believes that any United States income taxes due upon the repatriation of such earnings would be fully offset by foreign tax credits.

     The Company paid income taxes of approximately $3.1 million, $2.0 million and $2.6 million in 1995, 1996 and 1997, respectively.

9. EMPLOYEE RETIREMENT PLAN

     The Company has established 401(k) retirement plans (the "Retirement Plans") that cover a majority of the Company's employees. Eligible employees may contribute up to 18% of their compensation, subject to certain limitations, to the Retirement Plans. The Company may make contributions to the Retirement Plans at the discretion of the Board. As of December 31, 1997, no contributions had been made by the Company.

                             i2 TECHNOLOGIES, INC.

10. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

     The Company operates in one industry segment, which is the development, marketing, licensing and support of client/server-based decision support software products for supply chain management and related applications. Revenues from international sources were approximately $2.2 million, $20.6 million and $65.4 million in 1995, 1996 and 1997, respectively. The Company's revenues from international sources were primarily generated from customers located in Asia, Canada and Europe. In 1996, revenues from customers located in Europe accounted for 13% of total revenues. In 1997, revenues from customers located in Europe and Asia accounted for approximately 17% and 10% of total revenues, respectively. Total assets from international operations, composed primarily of accounts receivable, were $11.4 million or 11% of total assets as of December 31, 1996 and were $38.0 million or 16% of total assets as of December 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The provisions of SFAS No. 131 are effective for the Company beginning in 1998. Although the Company currently operates in only one industry segment, the Company is evaluating the potential impact of SFAS No. 131 on its reporting requirements.

11. MAJOR CUSTOMERS

     During 1995, two customers accounted for approximately 11% and 10% of total revenues. During 1996, one customer accounted for approximately 13% of total revenues. This customer also accounted for approximately 11% of total revenues in 1995. During 1997, no customer accounted for more than 10% of total revenues.

12. RELATED PARTY TRANSACTIONS

     As of December 31, 1996, the Company had $1.0 million of notes receivable from certain of its common stockholders. These notes bore interest at 6.78% and were repaid in May 1997.

                             i2 TECHNOLOGIES, INC.

13. QUARTERLY INFORMATION (UNAUDITED)

     Summarized quarterly consolidated financial information for 1996 and 1997 is as follows (in thousands, except per share amounts):

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
                                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                    --------   -------   ------------   -----------
1996
  Total revenues..................................  $15,394    $17,802     $23,967        $30,753
  Operating income................................    2,298        570       2,149          4,654
  Net income......................................    1,526        648       1,714          3,314
  Net income per share............................     0.06       0.02        0.06           0.12
  Net income per share, assuming dilution.........     0.05       0.02        0.05           0.10
  Shares used in computing net income per share...   25,798     27,736      28,459         28,757
  Shares used in computing net income per share,
     assuming dilution............................   29,338     31,760      32,621         32,979
1997
  Total revenues..................................  $35,765    $48,023     $54,862        $62,056
  In-process research and development and
     acquisition costs............................       --      5,649          --          3,657
  Operating income (loss).........................    1,691     (1,033)      7,112          6,044
  Net income (loss)...............................    1,491       (390)      4,210          1,910
  Net income (loss) per share.....................     0.05      (0.01)       0.14           0.06
  Net income (loss) per share, assuming
     dilution.....................................     0.04      (0.01)       0.12           0.06
  Shares used in computing net income (loss) per
     share........................................   29,007     29,259      29,782         30,832
  Shares used in computing net income (loss) per
     share, assuming dilution.....................   33,344     29,259      33,878         34,638

                             i2 TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                    END
                                                      OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
                                                      ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1997........................    1,269        3,774         (984)       4,059
Year Ended December 31, 1996........................      925          971         (627)       1,269
Year Ended December 31, 1995........................      436          499          (10)         925

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           3.2           -- Bylaws, as amended
          21.1           -- List of subsidiaries
          23.1           -- Consent of Ernst & Young LLP
          24.1           -- Power of Attorney, pursuant to which amendments to this
                            Form 10-K may be filed, is included on the signature page
                            contained in Part IV of this Form 10-K.
          27.1           -- Financial Data Schedule