Form 10-Q
period 1998-03-31
I2 TECHNOLOGIES INC
filed 1998-05-12
CIK 1009304

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                             OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                            Yes [X]    No [ ]

As of May 5, 1998, the Registrant had outstanding 34,694,405 shares of Common Stock, $0.00025 par value.


===============================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----

PART I        FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets as of December 31, 1997 and
                 March 31, 1998                                                          3

              Condensed Consolidated Statements of Income for the Three Months
                 Ended March 31, 1997 and March 31, 1998                                 4

              Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 1997 and March 31, 1998                          5

              Notes to Condensed Consolidated Financial Statements                       6

  Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   8


PART II       OTHER INFORMATION

  Item 2.     Changes in Securities                                                     18

  Item 6.     Exhibits and Reports on Form 8-K                                          18


SIGNATURES                                                                              19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              i2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   December 31,             March 31,
                                                       1997                   1998
                                                   ------------            -----------
                                                                           (unaudited)
                     ASSETS
Current assets:
    Cash and cash equivalents ..................    $  125,853             $   93,145
    Short-term investments .....................        14,538                 74,249
    Accounts receivable, net ...................        71,209                 66,513
    Prepaid and other current assets ...........         3,363                  1,779
    Income tax receivable ......................         1,097                   --
    Deferred income taxes ......................         3,823                  6,240
                                                    ----------             ----------
        Total current assets ...................       219,883                241,926
Furniture and equipment, net ...................        18,592                 18,807
Deferred income taxes and other assets .........           727                  1,361
                                                    ----------             ----------
        Total assets ...........................    $  239,202             $  262,094
                                                    ==========             ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................    $    6,855             $    9,036
    Accrued liabilities ........................        23,987                 27,254
    Current portion of deferred revenue ........        26,367                 34,067
    Income taxes payable .......................          --                    1,187
    Deferred income taxes ......................           230                   --
                                                    ----------             ----------
        Total current liabilities ..............        57,439                 71,544
Deferred revenue ...............................           518                    369
Deferred income taxes ..........................           828                    160
                                                    ----------             ----------
        Total liabilities ......................        58,785                 72,073
                                                    ----------             ----------
Stockholders' equity:
    Preferred Stock, $0.001 par value, 5,000,000
      shares authorized, none issued ...........          --                    --
    Common Stock, $0.00025 par value, 50,000,000
      shares authorized, 32,325,554 and
      32,798,447 shares issued and outstanding,
      respectively .............................             8                     8
    Additional paid-in capital .................       161,881               167,465
    Deferred compensation ......................        (1,125)                 (927)
    Retained earnings ..........................        19,653                23,475
                                                    ----------             ---------
        Total stockholders' equity .............       180,417               190,021
                                                    ----------             ---------
        Total liabilities and stockholders'
          equity ...............................       239,202             $ 262,094
                                                    ==========             =========

                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997             1998
                                                    ----------       -----------
Revenues:
    Software licenses ..........................    $   22,583       $   42,429
    Services ...................................         9,370           16,515
    Maintenance ................................         3,812            7,445
                                                    ----------       ----------
        Total revenues .........................        35,765           66,389
                                                    ----------       ----------
Costs and expenses:
    Cost of software licenses ..................         1,291            2,908
    Cost of services and maintenance ...........         8,158           13,831
    Sales and marketing ........................        13,607           22,907
    Research and development ...................         7,540           15,882
    General and administrative .................         3,478            6,104
                                                    ----------       ----------
        Total costs and expenses ...............        34,074           61,632
                                                    ----------       ----------
Operating income ...............................         1,691            4,757

Other income ...................................           754            1,457
                                                    ----------       ----------
Income before income taxes .....................         2,445            6,214
Provision for income taxes .....................           954            2,392
                                                    ----------       ----------
Net income .....................................    $    1,491       $    3,822
                                                    ==========       ==========
Net income per share ...........................    $     0.05       $     0.12

Net income per share, assuming dilution ........    $     0.04       $     0.10

Weighted average common shares outstanding .....        29,007           32,636

Weighted average common shares outstanding,
  assuming dilution ............................        33,344           36,547


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 1997          1998
                                                            -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................    $    1,491     $    3,822
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ........................................           931          2,001
    Amortization of deferred compensation ...............           185            198
    Deferred income taxes ...............................          (582)        (3,979)
    Tax benefit of stock options ........................           703          4,281
    Changes in operating assets and liabilities:
      Accounts receivable, net ..........................         2,269          4,696
      Income tax receivable/payable .....................           291          2,284
      Prepaid and other assets ..........................          (117)         1,614
      Accounts payable ..................................           592          2,181
      Accrued liabilities ...............................         2,186          3,267
      Deferred revenue ..................................         3,206          7,551
                                                             ----------     ----------
        Net cash provided by operating activities .......        11,155         27,916
                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment ..................        (2,198)        (2,216)
  Purchases of short-term investments ...................       (18,763)       (74,249)
  Proceeds from maturities of short-term investments ....        12,000         14,538
                                                             ----------     ----------
        Net cash used in investing activities ...........        (8,961)       (61,927)
                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options ...........            87          1,303
                                                             ----------     ----------
        Net cash provided by financing activities .......            87          1,303
                                                             ----------     ----------
Net increase (decrease) in cash and cash equivalents ....         2,281        (32,708)
Cash and cash equivalents at beginning of period ........        36,078        125,853
                                                             ----------     ----------
Cash and cash equivalents at end of period ..............    $   38,359     $   93,145
                                                             ==========     ==========


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

         The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.

2.  NET INCOME PER SHARE

         The Company computes net income per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net income per share is based upon the weighted average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method. Reconciliations of the net income per share and net income per share, assuming dilution, computations for the three months ended March 31, 1997 and 1998 are as follows (amounts in thousands, except per share amounts):

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1997            1998
                                                               -----------     ------------
NET INCOME PER SHARE:
Weighted-average common shares outstanding .................        29,007           32,636
                                                                ==========       ==========
Net income .................................................    $    1,491       $    3,822
                                                                ==========       ==========
Net income per share .......................................    $     0.05       $     0.12
                                                                ==========       ==========

NET INCOME PER SHARE, ASSUMING DILUTION:
Weighted-average common shares outstanding .................        29,007           32,636
Common shares issuable on exercise of stock options,
net of shares assumed to be repurchased at the
average market price (1) ...................................         4,337            3,911
                                                                ----------       ----------
Weighted-average common shares outstanding, assuming
dilution ...................................................        33,344           36,547
                                                                ==========       ==========
Net income .................................................    $    1,491       $    3,822
                                                                ==========       ==========
Net income per share, assuming dilution ....................    $     0.04       $     0.10
                                                                ==========       ==========

---------------------

(1) In computing these amounts, the funds used in applying the treasury stock method include the compensation related to stock options which will be charged to expense in the future and the tax effects of nonqualified stock options.

3.    COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in the financial statements. The provisions of SFAS No. 130 are effective for the Company beginning in 1998. For the quarter ended March 31, 1998, the Company had no additional reportable items of comprehensive income. Additionally, the Company anticipates that the adoption of SFAS No. 130 will not have a material effect on the Company's financial statement presentation in the future.

4.    SUBSEQUENT EVENTS

         INCREASE IN AUTHORIZED SHARES. On April 1, 1998, the Company's Board of Directors approved an increase in the authorized number of shares of the Company's common stock from 50,000,000 to 200,000,000 shares. The increase is subject to stockholder approval at the Company's annual meeting to be held on May 26, 1998.

         STOCK SPLIT. On April 22, 1998, the Company's Board of Directors approved a two-for-one split of the Company's common stock to be paid as a 100-percent stock dividend on June 2, 1998 to stockholders of record on May 26, 1998. The stock split is subject to stockholder approval of an increase in authorized shares of the Company's common stock at the Company's annual meeting to be held on May 26, 1998. Share and per share amounts included in this Form 10-Q have not been restated to reflect the stock split.

         RECENT ACQUISITIONS. In April 1998, the Company acquired InterTrans Logistics Solutions ("ITLS") of Markham, Ontario. ITLS provides software designed to manage both the daily operations and the tactical and strategic planning aspects of transportation and logistics activities across the supply chain. Under the terms of the agreement, the Company will issue up to 1.66 million shares of its common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS. The Company will account for the ITLS acquisition as a pooling of interests. The Company expects to incur approximately $3 million in certain expenses related to this acquisition. These costs include, amount other things, investment banking, legal and accounting fees and expenses. These expenses will be recorded in the second quarter of 1998. The accompanying condensed consolidated financial statements have not been restated to reflect the acquisition.

         In May 1998, the Company acquired a configurator solutions software vendor in exchange for approximately 38,000 shares of the Company's common stock and $1.8 million in cash. This acquisition will be accounted for under the purchase accounting method, and a substantial portion of the purchase price is expected to be recorded as in-process research and development and expensed during the second quarter of 1998.

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997             1998
                                                    ----------       -----------
Revenues:
 Software licenses .............................          63.1%            63.9%
 Services ......................................          26.2             24.9
 Maintenance ...................................          10.7             11.2
                                                    ----------       ----------
  Total revenues ...............................         100.0            100.0
                                                    ----------       ----------
 Costs and expenses:
 Cost of software licenses .....................           3.6              4.4
 Cost of services and maintenance ..............          22.8             20.8
 Sales and marketing ...........................          38.1             34.5
 Research and development ......................          21.1             23.9
 General and administrative ....................           9.7              9.2
                                                    ----------       ----------
  Total costs and expenses .....................          95.3             92.8
                                                    ----------       ----------
Operating income ...............................           4.7              7.2
Other income ...................................           2.1              2.2
                                                    ----------       ----------
Income before income taxes .....................           6.8              9.4
Provision for income taxes .....................           2.6              3.6
                                                    ----------       ----------
Net income .....................................           4.2%             5.8%
                                                    ==========       ==========

REVENUES

         The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. For periods prior to December 31, 1997, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the quarter ended March 31, 1998. However, there can be no assurance that SOP 97-2 will not have a material impact on the Company's revenue recognition in the future, which could be material to the Company's consolidated financial statements. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         Total revenues increased 85.6% to $66.4 million in the quarter ended March 31, 1998 from $35.8 million in the quarter ended March 31, 1997. The Company currently derives substantially all of its revenues from RHYTHM licenses and related services and maintenance. The Company expects that RHYTHM related revenues will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of RHYTHM and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 87.9% to $42.4 million in the quarter ended March 31, 1998 from $22.6 million in the quarter ended March 31, 1997. Software license revenues constituted 63.9% and 63.1% of total revenues in the quarters ended March 31, 1998 and 1997, respectively. The significant increase in the dollar amount of software license revenues was primarily due to an increased awareness of the benefits of supply chain management, growing market acceptance of the Company's software products and continued expansion into new geographic and vertical markets. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

         SERVICES. Revenues from services increased 76.3% to $16.5 million in the quarter ended March 31, 1998 from $9.4 million in the quarter ended March 31, 1997. Service revenues constituted 24.9% and 26.2% of total revenues in the quarters ended March 31, 1998 and 1997, respectively. The significant increase in the dollar amount of service revenues was primarily due to the significant increase in the number of RHYTHM licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. The increase was also due to an increase in the use of third-party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 95.3% to $7.4 million in the quarter ended March 31, 1998 from $3.8 million in the quarter ended March 31, 1997. Maintenance revenues constituted 11.2% and 10.7% of total revenues in the quarters ended March 31, 1998 and 1997, respectively. The significant increase in the dollar amount of maintenance revenues was primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but maintenance revenues as a percentage of total revenues should not vary significantly from the percentage of total revenues achieved in the quarter ended March 31, 1998.

         CONCENTRATION OF REVENUES. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues in such quarter. However, in the first quarter of 1998, no one customer accounted for more than 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have a material adverse effect upon the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period.

         INTERNATIONAL REVENUES. The Company's international revenues, primarily generated from customers located in Asia, Canada and Europe, were approximately $15.2 million and $11.9 million in the quarters ended March 31, 1998 and 1997, representing 23% and 33% of total revenues, respectively. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel. However, there can be no assurance that international revenues will increase in the future.

     COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) commissions paid to third parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with the sales of RHYTHM, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $2.9 million and $1.3 million in the quarters ended March 31, 1998 and 1997, representing 6.9% and 5.7% of software license revenues, respectively. The increase in the dollar amount of cost of software licenses was primarily due to an increase in commissions paid to third parties in connection with joint marketing and other related agreements and an increase in royalty fees primarily due to the sale of InterTrans Logistics Solutions ("ITLS") software products included with the sales of RHYTHM. The Company expects cost of software licenses to vary in the future depending upon the amount of commissions due to other third parties in connection with joint marketing and other related agreements and the amount of royalty fees associated with third-party software included with the sales of RHYTHM.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support and packaging and shipping costs related to new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $13.8 million and $8.2 million in the quarters ended March 31, 1998 and 1997, representing 57.7% and 61.9% of total services and maintenance revenues, respectively. The increase in the dollar amount of cost of services and maintenance was primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. The decrease in cost of services and maintenance as a percentage of total services and maintenance revenues was primarily due to the Company's ability to leverage its growing base of consultants, product support and training staff to serve its growing customer base. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross margins.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $22.9 million and $13.6 million in the quarters ended March

31, 1998 and 1997, representing 34.5% and 38.1% of total revenues, respectively. The increase in the dollar amount of sales and marketing expenses was primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and
(iii) increased marketing and promotional activities. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to the Company's ability to leverage its growing base of sales and marketing resources to significantly increase revenues. The Company expects to continue to increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets. As a result, the Company believes that the dollar amount of sales and marketing expenses will continue to increase and sales and marketing expenses as a percentage of total revenues will increase from the level attained in the quarter ended March 31, 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of the personnel and related costs associated with the Company's research and development activities. Research and development expenses were $15.9 million and $7.5 million in the quarters ended March 31, 1998 and 1997, representing 23.9% and 21.1% of total revenues, respectively. The increase in research and development expenses both in dollar amount and as a percentage of total revenues was primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development centers, particularly its international development facilities. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other services. General and administrative expenses were $6.1 million and $3.5 million in the quarters ended March 31, 1998 and 1997, representing 9.2% and 9.7% of total revenues, respectively. The increase in the dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during these periods. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     OTHER INCOME

         Other income consists primarily of interest income on short-term investments and overnight repurchase agreements. Other income was $1.5 million and $754,000 in the quarters ended March 31, 1998 and 1997, representing 2.2% and 2.1% of total revenues, respectively. The increase in the dollar amount of other income was primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the public offering of the Company's common stock which was completed in December 1997.

     PROVISION FOR INCOME TAXES

         The Company recorded income tax expense of $2.4 million and $954,000 in the quarters ended March 31, 1998 and 1997, respectively. The Company's effective income tax rate was 38.5% in the quarter ended March 31, 1998 as compared to 39.0% in the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. Cash flows from operations were $27.9 million and $11.2 million for the quarters ended March 31, 1998 and 1997, respectively. Operating cash flows increased primarily due to (i) increases in net income, accounts payable, accrued liabilities and the tax benefit from stock option activity and (ii) a decrease in accounts receivable. Accrued liabilities have increased primarily as a result of increased accrued compensation and related expenses. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under the Company's stock plans.

         Accounts receivable, net of allowance for doubtful accounts, decreased to $66.5 million at March 31, 1998 from $71.2 million at December 31, 1997, and quarter-end days' sales outstanding decreased to 91 days at March 31, 1998 from 104 days at December 31, 1997. Such decreases were primarily due to the collection of several large trade receivable balances outstanding at December 31, 1997. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons including (i) the amount and timing of revenues earned, (ii) the Company's collection experience, (iii) the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the United States and (iv) the number of large sales for which some amounts may not be due upon execution of the contract. The Company believes that the allowance for doubtful accounts at March 31, 1998 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of the Company's accounts receivable are derived from sales of large licenses, often to new customers with which the Company does not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables becomes uncollectible.

         Cash used in investing activities was $61.9 million for the quarter ended March 31, 1998 as compared to $9.0 million for the quarter ended March 31, 1997. The increase in cash used in investing activities was primarily due to the investment in financial instruments classified as short-term investments of a significant portion of the proceeds from the public offering of the Company's common stock which was completed in December 1997. Such funds were initially invested primarily in financial instruments classified as cash equivalents during the fourth quarter of 1997. At March 31, 1998, the Company did not have any material commitments for capital expenditures.

         Cash provided by financing activities was $1.3 million for the quarter ended March 31, 1998 as compared to $87,000 for the quarter ended March 31, 1997. The increase in cash provided by financing activities represents an increase in net proceeds received by the Company upon the exercise of stock options by its employees.

         As of March 31, 1998, the Company had $170.4 million of working capital, as compared to $162.4 million as of December 31, 1997. The increase in working capital was primarily related to an increase in cash, cash equivalents and short-term investments to $167.4 million at March 31, 1998 from $140.4 million at December 31, 1997. The increase in cash, cash equivalents and short-term investments was primarily due to the collection of several large trade receivable balances outstanding at December 31, 1997.

         The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. In April 1998, the Company acquired InterTrans Logistics Solutions ("ITLS") of Markham, Ontario. ITLS provides software designed to manage both the daily operations and the tactical and strategic planning aspects of transportation and logistics activities across the supply chain. Under the terms of the agreement, the Company will issue up to 1.66 million shares of its common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS. The Company expects to incur approximately $3 million in certain expenses related to this acquisition. The Company will account for the ITLS acquisition as a pooling of interests. In May 1998, the Company acquired a configurator solutions software vendor in exchange for approximately 38,000 shares of the Company's common stock and $1.8 million in cash. This acquisition will be accounted for under the purchase accounting method, and a substantial portion of the purchase price is expected to be recorded as in-process research and development and expensed during the second quarter of 1998. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

         The Company has a revolving credit agreement with NationsBank of Texas, N.A. (the "Lender") which expires in June 1998, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and the borrowings thereunder bear interest at the Lender's prime lending rate. At March 31, 1998, the Company had no borrowings outstanding under the revolving credit agreement.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Numerous factors may affect the Company's business and results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of recent acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on technical and implementation personnel; year 2000 compliance issues; product liability claims; and volatility of stock price. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect the Company's future results, see the "Item 1 - Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; DEPENDENCE ON SIGNIFICANT INDIVIDUAL SALES

         The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Because the purchase of a supply chain management software solution generally involves a significant commitment of capital, the sales cycle associated with the purchase of the Company's products varies substantially and is subject to a number of significant risks, including customers' budgetary constraints, timing of budget cycles and concerns about the pricing or introduction of new products by the Company or its competitors, factors over which the Company has little or no control. Additional factors include foreign currency exchange rate fluctuations, the mix of direct or indirect sales, changes in joint-marketing relationships and changes in the Company's strategy. Furthermore, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

         The amount of revenues associated with particular licenses can vary significantly based upon the number of software modules purchased and the number of sites and users involved in the installation. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues in such quarter. However, in the first quarter of 1998, no one customer accounted for more than 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have an adverse effect, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period. Moreover, similar to many other software companies, the Company typically realizes a significant portion of its software license revenues in the last month or even the last week of a quarter. The Company also believes that the tendency of customers to delay placing orders for software products until near the end of a quarter has become more pronounced in recent periods. As a result, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period. For all of the foregoing reasons, revenues are difficult to forecast.

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

     COMPETITION

         The markets in which the Company operates are highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Competitors include: (i) enterprise resource application software vendors such as SAP AG ("SAP"), PeopleSoft, Inc., Oracle Corporation and Baan Company N.V., each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules or advanced planning and scheduling software; (ii) other suppliers of supply chain software including Manugistics Group, Inc. and Logility, Inc.; (iii) other business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products for mainframe and/or mid-range computer systems.

         In connection with specific customer solicitations, a number of ERP vendors have from time to time jointly marketed the Company's products as a complement to their own systems. The Company believes that as its market share increases, and as the ranges of products offered by the Company and these ERP vendors expand and increasingly overlap, relationships which were cooperative in the past will become more competitive, thereby increasing the overall level of competition the Company faces. Specifically, in 1997, the Company and SAP terminated a license and distribution agreement, and SAP has announced its intention to develop a suite of advanced planning and scheduling products which are expected to be directly competitive with RHYTHM. The Company believes that additional ERP vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules, and at least two ERP vendors have recently acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

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

     INTEGRATION OF RECENT ACQUISITIONS; POTENTIAL FUTURE ACQUISITIONS

         In April 1998, the Company acquired InterTrans Logistics Solutions ("ITLS") of Markham, Ontario and in May 1998, the Company acquired a configurator solutions software vendor. The success of acquisitions depends primarily on the Company's ability to (i) retain, motivate and integrate the acquired personnel with the Company's operations, (ii) integrate multiple information systems and (iii) integrate acquired software with RHYTHM. No assurance can be given that the Company will not encounter difficulties in integrating the respective operations and products of the Company and the recently acquired companies, or that the benefits expected from such integration will be realized. Failure to successfully integrate the recently acquired companies' operations and products into the Company's operations and products could have a material adverse effect on the Company's business, operating results and financial condition.

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

    YEAR 2000 COMPLIANCE

         Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Based on the Company's assessment, the Company believes that its current versions of its software products are Year 2000 compliant. However, the Company believes some customers are running earlier versions of the software products developed by acquired companies that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. The Company may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with the Company's products or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES.

         From January 1 through March 31, 1998, the Company issued an aggregate 255,145 shares of its common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.0175 to $12.11 per share) under the Company's 1992 Stock Plan and 1995 Stock Option/Stock Issuance Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Index
                  -------------
                  Number                     Exhibit Description
                  ------             ----------------------------------

                    27.1             Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  During the quarter ended March 31, 1998, the Company filed the following Current Report on Form 8-K:

                       The Company filed a Form 8-K dated March 24, 1998 (Item 5) reporting the execution of a definitive agreement to acquire InterTrans Logistics Solutions of Markham, Ontario.

                  After March 31, 1998, the Company filed the following Current Report on Form 8-K:

                       The Company filed a Form 8-K dated May 5, 1998 (Item 5) reporting the completion of the acquisition of InterTrans Logistics Solutions of Markham, Ontario.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               i2 TECHNOLOGIES, INC.
                               ---------------------


          May 8, 1998          /s/ Sanjiv S. Sidhu
          -----------          -------------------
          (Date)               Sanjiv S. Sidhu
                               Chairman of the Board and Chief Executive Officer
                               (Principal executive officer)


          May 8, 1998          /s/ David F. Cary
          -----------          -----------------
          (Date)               David F. Cary
                               Vice President and Chief Financial Officer
                               (Principal finance and accounting officer)

                                Index to Exhibits

Number            Exhibit Description
------            -------------------

 27.1             Financial Data Schedule