Form 10-Q
period 1998-06-30
I2 TECHNOLOGIES INC
filed 1998-08-13
CIK 1009304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

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

     Yes __X__    No _____

As of August 6, 1998, the Registrant had outstanding 70,114,982 shares of Common Stock, $.00025 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                            i2 TECHNOLOGIES, INC.

                              TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I         FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of
                December 31, 1997 and June 30, 1998                            3

               Condensed Consolidated Statements of Operations for
                the Three and Six Months Ended June 30, 1997 and 1998          4

               Condensed Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 1997 and 1998                            5

               Notes to Condensed Consolidated Financial Statements            6

   Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 11


PART II        OTHER INFORMATION

   Item 2.     Changes in Securities                                          23

   Item 4.     Submission of Matters to a Vote of Security Holders            24

   Item 6.     Exhibits and Reports on Form 8-K                               25


SIGNATURES                                                                    27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                December 31,     June 30,
                                                                                    1997           1998
                                                                                  --------       --------
                                                                                               (unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $127,433       $132,599
   Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .         14,538         37,023
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .         75,037         81,596
   Prepaid and other current assets . . . . . . . . . . . . . . . . . . . .          3,836          4,848
   Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          1,097             --
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          3,823          6,562
                                                                                  --------       --------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        225,764        262,628
Furniture and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .         20,895         22,694
Deferred income taxes and other assets. . . . . . . . . . . . . . . . . . .          3,604          7,242
                                                                                  --------       --------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $250,263       $292,564
                                                                                  --------       --------
                                                                                  --------       --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,712       $  8,337
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         26,411         35,968
   Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . . .            657             --
   Current portion of deferred revenue. . . . . . . . . . . . . . . . . . .         29,195         40,123
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .             --          1,204
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            230             --
                                                                                  --------       --------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .         64,205         85,632
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            518            307
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,780            438
                                                                                  --------       --------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         66,503         86,377
                                                                                  --------       --------
Stockholders' equity:
   Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
     none issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --
   Common Stock, $0.00025 par value, 200,000,000 shares
     authorized, 67,810,274 and 69,965,756 shares issued
     and outstanding, respectively. . . . . . . . . . . . . . . . . . . . .             17             17
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .        167,852        185,919
   Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,125)          (794)
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,016         21,045
                                                                                  --------       --------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .        183,760        206,187
                                                                                  --------       --------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . .       $250,263       $292,564
                                                                                  --------       --------
                                                                                  --------       --------

                           See accompanying notes.

                                  i2 TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                       ---------------------------    -------------------------
                                                          1997            1998           1997           1998
                                                       ----------      -----------    ----------     ----------
Revenues:
  Software licenses. . . . . . . . . . . . . . . . . .  $  34,300      $  52,686       $  57,817     $  97,631
  Services . . . . . . . . . . . . . . . . . . . . . .     12,305         21,491          23,266        40,252
  Maintenance. . . . . . . . . . . . . . . . . . . . .      4,372          9,394           8,392        17,136
                                                        ---------      ---------       ---------     ---------
      Total revenues . . . . . . . . . . . . . . . . .     50,977         83,571          89,475       155,019
                                                        ---------      ---------       ---------     ---------
Costs and expenses:
  Cost of software licenses. . . . . . . . . . . . . .      1,218          2,002           2,522         4,148
  Cost of services and maintenance . . . . . . . . . .     10,874         16,719          19,927        31,981
  Sales and marketing. . . . . . . . . . . . . . . . .     17,743         28,452          31,926        53,269
  Research and development . . . . . . . . . . . . . .     12,638         19,290          21,821        37,651
  General and administrative . . . . . . . . . . . . .      5,796          7,592          10,079        14,266
  In-process research and development and
    acquisition costs. . . . . . . . . . . . . . . . .      5,649          6,484           5,649         6,484
                                                        ---------      ---------       ---------     ---------
      Total costs and expenses . . . . . . . . . . . .     53,918         80,539          91,924       147,799
                                                        ---------      ---------       ---------     ---------
Operating income (loss) . . . . . . . . . . . . . . . .    (2,941)         3,032          (2,449)        7,220

Other income, net . . . . . . . . . . . . . . . . . . .       702          1,947           1,454         3,389
                                                        ---------      ---------       ---------     ---------
Income (loss) before income taxes . . . . . . . . . . .    (2,239)         4,979            (995)       10,609
Provision (benefit) for income taxes. . . . . . . . . .      (919)         4,413            (433)        6,580
                                                        ---------      ---------       ---------     ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . $  (1,320)     $     566       $    (562)    $   4,029
                                                        ---------      ---------       ---------     ---------
                                                        ---------      ---------       ---------     ---------
Net income (loss) per share . . . . . . . . . . . . . . $   (0.02)     $    0.01       $   (0.01)    $    0.06

Net income (loss) per share, assuming dilution. . . . . $   (0.02)     $    0.01       $   (0.01)    $    0.05

Weighted average common shares outstanding. . . . . . .    61,678         69,484          61,464        69,024

Weighted average common shares outstanding,
  assuming dilution . . . . . . . . . . . . . . . . . .    61,678         76,534          61,464        76,484

                              See accompanying notes.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        1997           1998
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . $     (562)    $    4,029
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Write-off of in-process research and development . . . . . . . .        907          3,819
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .      2,515          5,929
    Amortization of deferred compensation. . . . . . . . . . . . . .        370            331
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .        210         (7,086)
    Tax benefit of stock options . . . . . . . . . . . . . . . . . .      2,967         10,069
    Changes in operating assets and liabilities:
      Accounts receivable, net . . . . . . . . . . . . . . . . . . .    (12,553)        (6,559)
      Income tax receivable/payable. . . . . . . . . . . . . . . . .     (4,517)         2,301
      Prepaid and other assets . . . . . . . . . . . . . . . . . . .     (1,849)          (764)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      3,055            625
      Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .      9,137          9,157
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .      4,372         10,717
                                                                     ----------     ----------
          Net cash provided by operating activities. . . . . . . . .      4,052         32,568
                                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of acquired cash . . . . . . . . . . . .     (1,000)        (1,822)
  Purchases of furniture and equipment . . . . . . . . . . . . . . .     (9,582)        (7,728)
  Purchases of short-term investments. . . . . . . . . . . . . . . .    (20,812)      (864,095)
  Proceeds from maturities of short-term investments . . . . . . . .     15,500        841,610
                                                                     ----------     ----------
          Net cash used in investing activities. . . . . . . . . . .    (15,894)       (32,035)
                                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving line of credit . . . . . . . . . . . . .         --           (657)
  Proceeds from sale of common stock and
    exercise of stock options. . . . . . . . . . . . . . . . . . . .        636          5,290
                                                                     ----------     ----------
          Net cash provided by financing activities. . . . . . . . .        636          4,633
                                                                     ----------     ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . .    (11,206)         5,166
Cash and cash equivalents at beginning of period . . . . . . . . . .     41,390        127,433
                                                                     ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . $   30,184     $  132,599
                                                                     ----------     ----------
                                                                     ----------     ----------

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

     In April 1998, the Company acquired InterTrans Logistics Solutions ("ITLS") of Markham, Ontario. ITLS provides software designed to manage both the daily operations and the tactical and strategic planning aspects of transportation and logistics activities across the supply chain. See Note 3 for further discussion of business acquisitions.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries, except as discussed in Note 3) which, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited supplemental financial statements and notes thereto for the three-year period ended December 31, 1997, included in the Company's Current Report on Form 8-K dated June 19, 1998.

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     Certain prior year financial statement items have been reclassified to conform to the current year's format.

2.  NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net income (loss) per share is based upon the weighted average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income (loss) per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method, except in loss periods where the effect would be antidilutive. Share amounts for all prior periods presented have been restated to reflect the two-for-one stock split on June 2, 1998 (See Note 4). In addition, all net income (loss) per share computations give retroactive effect to the exchange of shares in connection with the ITLS acquisition (see Note 3). Reconciliations of the net income (loss) per share and net income (loss) per share, assuming dilution, computations for the three and six months ended June 30, 1997 and 1998 are as follows (amounts in thousands, except per share amounts):

                                                                 Three Months          Six Months
                                                                Ended June 30,        Ended June 30,
                                                              ------------------    ------------------
                                                                1997       1998       1997       1998
                                                              -------    -------    -------    -------
NET INCOME (LOSS) PER SHARE:
Weighted-average common shares outstanding. . . . . . . . .    61,678     69,484     61,464     69,024
                                                              -------    -------    -------    -------
                                                              -------    -------    -------    -------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .   $(1,320)   $   566    $  (562)   $ 4,029
                                                              -------    -------    -------    -------
                                                              -------    -------    -------    -------
Net income (loss) per share . . . . . . . . . . . . . . . .   $ (0.02)   $  0.01    $ (0.01)     $0.06
                                                              -------    -------    -------    -------
                                                              -------    -------    -------    -------
NET INCOME (LOSS) PER SHARE, ASSUMING DILUTION:
Weighted-average common shares outstanding. . . . . . . . .    61,678     69,484     61,464     69,024
Common shares issuable on exercise of stock options,
 net of shares assumed to be repurchased (A) (B). . . . . .        --      7,050         --      7,460
                                                              -------    -------    -------    -------
Weighted-average common shares outstanding, assuming
 dilution . . . . . . . . . . . . . . . . . . . . . . . . .    61,678     76,534     61,464     76,484
                                                              -------    -------    -------    -------
                                                              -------    -------    -------    -------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .   $(1,320)      $566    $  (562)   $ 4,029
                                                              -------    -------    -------    -------
                                                              -------    -------    -------    -------
Net income (loss) per share, assuming dilution. . . . . . .   $ (0.02)   $  0.01    $ (0.01)   $  0.05
                                                              -------    -------    -------    -------
                                                              -------    -------    -------    -------

_____________________

(A) In computing these amounts, the funds used in applying the treasury stock method include the compensation related to stock options which will be charged to expense in the future and the tax effects of nonqualified stock options.

(B) For the three and six months ended June 30, 1997, approximately 10.6 million options to purchase the Company's common stock were not included in the computation of net income (loss) per share, assuming dilution because of their antidilutive effect.

3.   BUSINESS COMBINATIONS

     In April 1998, the Company completed the acquisition of ITLS. Under the terms of the agreement, the Company has agreed to issue approximately 3.3 million shares of its common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS. The ITLS acquisition was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combination and include the combined operations of the Company and ITLS for all periods presented.

     In connection with the ITLS acquisition, the Company incurred expenses which included, among other things, investment banking, legal and accounting fees and expenses. Also in the second quarter of 1998, the Company completed an acquisition, accounted for using the purchase method, for a total purchase price of $5.0 million, which included approximately 77,000 shares of the Company's common stock, cash and acquisition costs. A substantial portion of the purchase price represented the value of in-process research and development and was expensed by the Company in the second quarter of 1998. For the three and six months ended June 30, 1998, the total of all acquisition-related expenses resulted in a one-time charge to the Company's operating results of $6.5 million, or $0.08 per share, assuming dilution.

     In May 1997, the Company acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax"). Under the terms of these agreements, the Company issued approximately 7.7 million shares and approximately 2.7 million shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think and Optimax, respectively. These acquisitions were both accounted for as a pooling of interests. The Think product offerings broadened the Company's suite of decision support products by providing premium demand chain solutions, including an integrated line of flexible, client/server-based software applications, for sales, marketing and logistics departments representing a variety of industries including consumer packaged goods, high technology, pharmaceutical, apparel, automotive and other product driven specializations. Optimax provided supply chain sequencing software using unique genetic algorithms for customer-driven, make-to-order manufacturing, further expanding the Company's suite of decision support products.

     For the three and six months ended June 30, 1997, the Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with the Think, Optimax and other business combinations that were consummated in the second quarter of 1997. These costs included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. In total, these expenses resulted in a one-time charge to the Company's operating results and reduced net income by $3.1 million, or $0.05 per share, assuming dilution for the three and six months ended June 30, 1997.

4.  STOCK SPLIT

     On April 22, 1998, the Company's Board of Directors authorized a two-for-one stock split of the Company's Common Stock, effected in the form of a 100% stock dividend, which was paid on June 2, 1998 to holders of record of outstanding shares of Common Stock at the close of business on May 26, 1998.
All share and per share amounts included in this report have been restated to reflect the stock split.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires derivatives be marked-to-market on an ongoing basis along with the underlying hedged items. This standard becomes effective in 2000. The effect on the Company, if any, has yet to be determined.

     Accounting standard SOP 98-1 was issued in the first quarter of 1998 and is effective in 1999. It requires capitalization of costs incurred to acquire or develop software to be used internally. The Company expects to adopt the standard in the first quarter of 1999 for qualifying costs in that quarter and thereafter. The effect on the Company is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS CONCERNING: GROWTH AND FUTURE OPERATING RESULTS; DEVELOPMENTS IN THE COMPANY'S MARKETS AND STRATEGIC FOCUS; NEW PRODUCTS AND PRODUCT ENHANCEMENTS; POTENTIAL ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PRODUCTS AND TECHNOLOGIES; STRATEGIC RELATIONSHIPS; AND FUTURE ECONOMIC, BUSINESS AND REGULATORY CONDITIONS. SUCH FORWARD-LOOKING STATEMENTS ARE GENERALLY ACCOMPANIED BY WORDS SUCH AS "PLAN," "ESTIMATE," "EXPECT," "BELIEVE," "SHOULD," "WOULD," "COULD," "ANTICIPATE," "MAY" OR OTHER WORDS THAT CONVEY UNCERTAINTY OF FUTURE EVENTS OR OUTCOMES. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.

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

     In April 1998, the Company completed the acquisition of InterTrans Logistics Solutions ("ITLS") of Markham, Ontario. ITLS provides software designed to manage both the daily operations and the tactical and strategic planning aspects of transportation and logistics activities across the supply chain. Under the terms of the acquisition agreement, the Company has agreed to issue approximately 3.3 million shares of its common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS, the majority of which was issued in the second quarter of 1998. The ITLS acquisition was accounted for as a pooling of interests, and accordingly, the Condensed Consolidated Financial Statements included elsewhere herein give retroactive effect to the acquisition and include the combined operations of the Company and ITLS for all periods presented. The following discussion and analysis should be read in conjunction with such Condensed Consolidated Financial Statements. Also in the second quarter of 1998, the Company completed an acquisition, accounted for using the purchase method, for a purchase price of $5.0 million, of which a substantial portion of the purchase price was recorded as in-process research and development and expensed in the second quarter of 1998 along with other acquisition-related expenses in connection with the ITLS acquisition.

     In May 1997, the Company acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax"). Under the terms of these agreements, the Company issued approximately 7.7 million shares and approximately 2.7 million shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think and Optimax, respectively. The Think and Optimax acquisitions were each accounted for as a pooling of interests, and accordingly, the Condensed Consolidated Financial Statements included elsewhere herein give retroactive effect to the combination and include the combined operations of the Company and Think and Optimax for all periods presented. Also in the second quarter of 1997, the Company completed an acquisition, accounted for using the purchase method, for a cash purchase price of $1.0 million, of which a substantial portion of the purchase price was recorded as in-process research and development and expensed in the second quarter of 1997 along with other acquisition-related expenses in connection with the Think and Optimax acquisitions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                           ---------------------         ---------------------
                                                            1997           1998           1997           1998
                                                           ------         ------         ------         ------
Revenues:
     Software licenses . . . . . . . . . . . . . .           67.3%          63.1%          64.6%          63.0%
     Services. . . . . . . . . . . . . . . . . . .           24.1           25.7           26.0           26.0
     Maintenance . . . . . . . . . . . . . . . . .            8.6           11.2            9.4           11.0
                                                            -----          -----          -----          -----
          Total revenues . . . . . . . . . . . . .          100.0          100.0          100.0          100.0
                                                            -----          -----          -----          -----
Costs and expenses:
     Cost of software licenses . . . . . . . . . .            2.4            2.4            2.8            2.7
     Cost of services and maintenance. . . . . . .           21.3           20.0           22.2           20.6
     Sales and marketing . . . . . . . . . . . . .           34.8           34.0           35.7           34.3
     Research and development. . . . . . . . . . .           24.8           23.1           24.4           24.3
     General and administrative. . . . . . . . . .           11.4            9.1           11.3            9.2
     In-process research and development and
        acquisition costs. . . . . . . . . . . . .           11.1            7.8            6.3            4.2
                                                            -----          -----          -----          -----
          Total costs and expenses . . . . . . . .          105.8           96.4          102.7           95.3
                                                            -----          -----          -----          -----
Operating income (loss). . . . . . . . . . . . . .           (5.8)           3.6           (2.7)           4.7
Other income, net. . . . . . . . . . . . . . . . .            1.4            2.4            1.6            2.1
                                                            -----          -----          -----          -----
Income (loss) before income taxes. . . . . . . . .           (4.4)           6.0           (1.1)           6.8
Provision (benefit) for income taxes . . . . . . .           (1.8)           5.3           (0.5)           4.2
                                                            -----          -----          -----          -----
Net income (loss). . . . . . . . . . . . . . . . .           (2.6)%          0.7%          (0.6)%          2.6%
                                                            -----          -----          -----          -----
                                                            -----          -----          -----          -----

REVENUES

     The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. For periods prior to December 31, 1997, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the three or six month periods ended June 30, 1998. However, because SOP 97-2 does not give specific implementation guidance and limited industry practice has been established regarding the provisions of SOP 97-2, there can be no assurance that SOP 97-2 will not have a material impact on the Company's revenue recognition in the future, which could be material to the Company's consolidated financial statements. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Total revenues increased 63.9% to $83.6 million in the quarter ended June 30, 1998 from $51.0 million in the quarter ended June 30, 1997. In the first six months of 1998, total revenues increased 73.3% to $155.0 million from $89.5 million in the first six months of 1997. The Company currently derives substantially all of its revenues from licenses associated with its RHYTHM suite of decision support products which includes demand planning, factory planning, supply chain planning, distribution planning, transportation planning and other supply chain management related applications as well as related services and maintenance. The Company expects that revenues from the RHYTHM suite of products will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of the RHYTHM suite of products and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

     SOFTWARE LICENSES. Revenues from software licenses increased 53.6% to $52.7 million in the quarter ended June 30, 1998 from $34.3 million in the quarter ended June 30, 1997. In the first six months of 1998, revenues from software licenses increased 68.9% to $97.6 million from $57.8 million in the first six months of 1997. The significant increases in the dollar amount of software license revenues were primarily due to an increased awareness of the benefits of supply chain management, growing market acceptance of the Company's software products and continued expansion into new geographic and vertical markets. To date, sales of software licenses have been derived principally from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

     SERVICES. Revenues from services increased 74.7% to $21.5 million in the quarter ended June 30, 1998 from $12.3 million in the quarter ended June 30, 1997. In the first six months of 1998, revenues from services increased 73.0% to $40.3 million from $23.3 million in the first six months of 1997.
The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of RHYTHM licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. The increases were also due to an increase in the use of third-party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, consulting and training services.

     MAINTENANCE. Revenues from maintenance increased 114.9% to $9.4 million in the quarter ended June 30, 1998 from $4.4 million in the quarter ended June 30, 1997. In the first six months of 1998, revenues from maintenance increased 104.2% to $17.1 million from $8.4 million in the first six months of 1997. The significant increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase, but maintenance revenues as a percentage of total revenues should not vary significantly from the levels achieved in the three and six months ended June 30, 1998.

     CONCENTRATION OF REVENUES. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in the second quarter of 1998 and in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have a material adverse effect upon the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period.

     INTERNATIONAL REVENUES. The Company's international revenues, primarily generated from customers located in Europe, Asia and Canada, in the three and six months ended June 30, 1998, were approximately 17% and 19% of total revenues, respectively and were approximately 32% of total revenues in both the three and six months ended June 30, 1997. The decreases in international revenues were primarily due to execution issues related to the previous international management team and the resulting international management reorganization in 1998. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase the level of international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

   COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) commissions paid to third parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with the sales of RHYTHM, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $2.0 million and $1.2 million in the quarters ended June 30, 1998 and 1997, representing 3.8% and 3.6% of software license revenues, respectively. Cost of software licenses was $4.1 million and $2.5 million in the first six months of 1998 and 1997, representing 4.2% and 4.4% of software license revenues, respectively. The increases in the dollar amount of the cost of software licenses were primarily due to an increase in commissions paid to third-parties in connection with joint marketing and other related agreements.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support and packaging and shipping costs related to new releases of software and updated user documentation, none of which costs have been significant to date. Cost of services and maintenance was $16.7 million and $10.9 million in the quarters ended June 30, 1998 and 1997, representing 54.1% and 65.2% of total services and maintenance revenues, respectively. Cost of services and maintenance was $32.0 million and $19.9 million in the first six months of 1998 and 1997, representing 55.7% and 62.9% of total services and maintenance revenues, respectively. The increases in the dollar amount of cost of services and maintenance were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. The decreases in cost of services and maintenance as a percentage of total services and maintenance revenues were primarily due to the Company's ability to leverage its growing base of consultants, product support and training staff to serve its growing customer base. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross margins.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $28.5 million and $17.7 million in the quarters ended June 30, 1998 and 1997, representing 34.0% and 34.8% of total revenues, respectively. These same expenses were $53.3 million and $31.9 million in the first six months of 1998 and 1997, representing 34.3% and 35.7% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of significantly higher revenues and (iii) increased marketing and promotional activities. The Company expects to continue to increase its sales and marketing activities in order to expand its international sales operations and to enter into new vertical markets.
As a result, the Company believes that the dollar amount of sales and marketing expenses will continue to increase while sales and marketing expenses as a percentage of total revenues should not vary significantly from the levels attained in the three and six month periods ended June 30, 1998.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $19.3 million and $12.6 million in the quarters ended June 30, 1998 and 1997, representing 23.1% and 24.8% of total revenues, respectively. These same expenses were $37.7 million and $21.8 million in the first six months of 1998 and 1997, representing 24.3% and 24.4% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development centers, particularly its international development facilities. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets, but research and development expenses as a percentage of total revenues will decrease from levels attained in the three and six months ended June 30, 1998.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $7.6 million and $5.8 million in the quarters ended June 30, 1998 and 1997 representing 9.1% and 11.4% of total revenues, respectively. These same expenses were $14.3 million and $10.1 million in the first six months of 1998 and 1997, representing 9.2% and 11.3% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business. The decreases in general and administrative expenses as a percentage of total revenues were primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. In April 1998, the Company completed the acquisition of ITLS, which was accounted for as a pooling of interests. In May 1998, the Company completed the acquisition of another software vendor for a total purchase price of $5.0 million. This acquisition was accounted for using the purchase method, and a substantial portion of the purchase price was recorded as in-process research and development. The Company incurred approximately $6.5 million in certain acquisition-related expenses in connection with these business combinations, which were recorded in the second quarter of 1998. These costs included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

     In April 1997, the Company completed an acquisition for a cash purchase price of $1.0 million. The acquisition was accounted for using the purchase method, and a substantial portion of the purchase price was recorded as in-process research and development. In May 1997, the Company completed the acquisition of Think and Optimax in transactions each accounted for as a pooling of interests. The Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with these business combinations, which were recorded in the second quarter of 1997. These costs included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. See
Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

   OTHER INCOME, NET

     Other income, net consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense on the Company's debt. Other income, net was $1.9 million and $702,000 in the quarters ended June 30, 1998 and 1997, representing 2.4% and 1.4% of total revenues, respectively. Other income, net was $3.4 million and $1.5 million in the first six months of 1998 and 1997, representing 2.1% and 1.6% of total revenues, respectively. The increases in other income, net were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the public offering of the Company's common stock which was completed in December 1997.

   PROVISION (BENEFIT) FOR INCOME TAXES

     The Company's effective tax rate for the three and six months ended June 30, 1998 was 89% and 62%, respectively, compared to 41% and 44%, respectively, for the three and six months ended June 30, 1997. The effective tax rates for the three and six months ended June 30, 1998 and 1997 significantly varied from the U.S. statutory rate due primarily to the non-deductibility of certain acquisition-related expenses. Without these expenses, the Company's effective tax rate for the three and six months ended June 30, 1998 would have been 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. The Company maintained a strong liquidity and financial position with $177.0 million of working capital as of June 30, 1998 as compared to $161.6 million as of December 31, 1997. The increase in working capital was primarily related to an increase in cash, cash equivalents and short-term investments to $169.6 million at June 30, 1998 from $142.0 million at December 31, 1997. Cash flows from operations were $32.6 million and $4.1 million for the six months ended June 30, 1998 and 1997, respectively. Operating cash flows increased primarily due to increases in net income, accrued liabilities, deferred revenue and the tax benefit from stock option activity offset somewhat by an increase in accounts receivable. Accrued liabilities have increased primarily as a result of increased accrued compensation and related expenses. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under the Company's stock plans.

     Accounts receivable, net of allowance for doubtful accounts, increased to $81.6 million at June 30, 1998 from $75.0 million at December 31, 1997. However, quarter-end days' sales outstanding decreased to 89 days at June 30, 1998 from 103 days at December 31, 1997. This decrease was primarily due to the collection of several large trade receivable balances outstanding at December 31, 1997. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons including (i) the amount and timing of revenues earned; (ii) the Company's collection experience; (iii) the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the United States and (iv) the number of large sales for which some amounts may not be due upon execution of the contract. The Company believes that the allowance for doubtful accounts at June 30, 1998 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of the Company's accounts receivable are derived from sales of large licenses, often to new customers with whom the Company does not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables, which are later determined to be uncollectible, particularly if one or more large receivables become uncollectible.

     Cash used in investing activities was $32.0 million for the six months ended June 30, 1998 as compared to $15.9 million for the six months ended June 30, 1997. The increase in cash used in investing activities was primarily due to the continued investment in financial instruments classified as short-term investments as a result of improved operating cash flows. At June 30, 1998, the Company did not have any material commitments for capital expenditures.

     Cash provided by financing activities was $4.6 million for the six months ended June 30, 1998 as compared to $636,000 for the six months ended June 30, 1997. The increase in cash provided by financing activities was due to an increase in net proceeds received by the Company upon the exercise of stock options by its employees offset by the payment of the remaining balance on the Company's revolving line of credit.

     The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

     The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. Management has not yet determined the cost of achieving Year 2000 compliance.

     The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Numerous factors may affect the Company's business and future results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of recent acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on technical and implementation personnel; Year 2000 compliance issues; product liability claims; and volatility of stock price. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect the Company's business and future results, see the discussion under the caption "Factors That May Affect Future Results" in Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 19, 1998.

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

     The amount of revenues associated with particular licenses can vary significantly based upon the number of software modules purchased and the number of sites and users involved in the installation. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in the second quarter of 1998 and in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have a material adverse effect on the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period. Moreover, similar to many other software companies, the Company typically realizes a significant portion of its software license revenues in the last month or even the last week of a quarter. The Company also believes that the tendency of customers to delay placing orders for software products until near the end of a quarter has become more pronounced in recent periods. As a result, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period. For all of the foregoing reasons, revenues are difficult to forecast.

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

   INTEGRATION OF RECENT ACQUISITIONS; POTENTIAL FUTURE ACQUISITIONS

     In the second quarter of 1998, the Company completed the acquisitions of ITLS and another software vendor. The success of these and all of the Company's acquisitions depends primarily on the Company's ability to (i) retain, motivate and integrate the acquired personnel with the Company's operations, (ii) integrate multiple information systems and (iii) integrate acquired software with RHYTHM. No assurance can be given that the Company will not encounter difficulties in integrating the respective operations and products of the Company and the recently acquired companies, or that the benefits expected from such integration will be realized. Failure to successfully integrate the recently acquired companies' operations and products into the Company's operations and products could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's international operations are subject to risks inherent in international business activities, including: difficulty in staffing and managing geographically disparate operations; longer accounts receivable payment cycles in certain countries; compliance with a variety of foreign laws and regulations; unexpected changes in regulatory requirements; overlap of different tax structures; greater difficulty in safeguarding intellectual property; import and export licensing requirements; trade restrictions; changes in tariff rates; and general economic conditions in international markets. In particular, countries in the Asia Pacific region have recently experienced weaknesses in their currency, banking and equity markets. In the future, these weaknesses could adversely affect the demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales and ultimately the Company's results of operations. There can be no assurance that the Company's business, results of operations or financial condition will not be adversely affected by these or other factors related to international operations.

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

     The Company believes that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

     The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

                            i2 TECHNOLOGIES, INC.


                                   PART II

ITEM 2.  CHANGES IN SECURITIES.

     From April 1 through June 30, 1998, the Company issued approximately 1.0 million shares of its common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $6.06 per share) under the Company's stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

     In the second quarter of 1998, the Company issued (i) approximately 3.2 million shares of its common stock to the shareholders of InterTrans Logistics Solutions ("ITLS") as a condition to the acquisition (the "ITLS Acquisition") of ITLS and (ii) approximately 77,000 shares of its common stock to the shareholders of another software vendor as a condition to the acquisition of this vendor. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon
Section 4(2) thereof. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

     In the second quarter of 1998, the Company issued approximately 7,000 shares of its common stock pursuant to the exercise of ITLS stock options (with exercise prices of $9.74 per share) assumed by the Company as a condition to the ITLS Acquisition. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon
Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 26, 1998 in Dallas, Texas, the Company's stockholders voted on the following matters (share amounts reflect the two-for-one stock split effected as a stock dividend paid on June 2, 1998):

1. The election of a Class I Director to hold office until the 2001 Annual Meeting of Stockholders. The nominee of the Board of Directors was elected.

     Name of Nominee          Number of Votes For      Number of Votes Withheld    Number of Abstentions
     ---------------          -------------------      ------------------------    ---------------------
     Thomas J. Meredith           53,114,026                    26,376                  12,570,372

     The term of office of the Class II Directors (Harvey B. Cash and Sandeep
R. Tungare) continues until the 1999 Annual Meeting of Stockholders and the term of office of the Class III Directors (Sanjiv S. Sidhu and Kanna N. Sharma) continues until the 2000 Annual Meeting of Stockholders.

2. Approval of an amendment to the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") to (i) increase the number of shares of Common Stock authorized to be issued under the 1995 Plan by 7,000,000 shares;
(ii) allow members of the Compensation Committee which administers the 1995 Plan to receive discretionary grants and stock issuances under the Discretionary Option Grant and Stock Issuance Programs of the 1995 Plan; (iii) allow the shares issued under the 1995 Plan which are subsequently reacquired by the Company pursuant to the Company's exercise of its repurchase rights to be added back to the share reserve available for future issuance under the 1995 Plan; (iv) require stockholder approval of future amendments to the 1995 Plan only to the extent necessary to satisfy applicable laws or regulations;
(v) provide that either the Board of Directors or the Compensation Committee may administer the 1995 Plan with respect to directors and officers subject to the "short-swing" profit liabilities under Section 16 of the Securities Exchange Act of 1934; (vi) allow non-statutory options granted under the 1995 Plan to be transferred to family members or trusts established for family members in connection with the optionee's estate planning; (vii) eliminate the six-month holding period requirement for the exercise of limited stock appreciation rights in connection with a hostile take-over and (viii) remove the six-month limitation on the frequency with which amendments may be made to the Automatic Option Grant Program of the 1995 Plan. The amendment was approved.

     Number of Votes For            42,415,406
     Number of Votes Against         7,520,492
     Number of Votes Withheld          162,376
     Number of Broker Non-Votes      3,042,128
     Number of Abstentions          12,570,372

3. Approval of an amendment of the Company's Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 200,000,000. The amendment was approved.

     Number of Votes For       47,049,200
     Number of Votes Against    6,020,752
     Number of Votes Withheld      70,450
     Number of Abstentions     12,570,372

4. Approval of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. The appointment was approved.

     Number of Votes For       53,068,084
     Number of Votes Against        5,122
     Number of Votes Withheld      67,196
     Number of Abstentions     12,570,372

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit Index
          -------------

          Number                       Exhibit Description
          ------     -----------------------------------------------------------
            3.1      Certificate of Incorporation, as amended

           27.1      Financial Data Schedule


     (b)  Reports on Form 8-K
          -------------------

          During the three month period ended June 30, 1998, the Company filed the following Current Reports on Form 8-K:


     1. The Company filed a Form 8-K dated May 5, 1998 (Items 5 and 7) in order to report that the Company had completed its acquisition of InterTrans Logistics Solution ("ITLS") of Markham, Ontario.


     2. The Company filed a Form 8-K dated June 19, 1998 (Items 5 and 7) in order to provide supplemental consolidated financial statements giving retroactive effect to the acquisition of ITLS and including the combined operations of the Company and ITLS. The following financial statements were filed with the Form 8-K dated June 19, 1998:

               Supplemental Consolidated Balance Sheets as of December 31, 1996 and 1997

               Supplemental Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997

               Supplemental Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997

               Supplemental Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

               Notes to Supplemental Consolidated Financial Statements

     3. The Company filed a Form 8-K dated June 22, 1998 (Items 5 and 7) in order to provide supplemental condensed consolidated financial statements giving retroactive effect to the acquisition of ITLS and including the combined operations of the Company and ITLS. The following financial statements were filed with the Form 8-K dated June 22, 1998:

               Supplemental Condensed Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998

               Supplemental Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1998

               Supplemental Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1998

               Notes to Supplemental Condensed Consolidated Financial Statements

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      i2 TECHNOLOGIES, INC.
                                      ---------------------------------------



     August 13, 1998                  /s/ Sanjiv S. Sidhu
     ---------------                  ---------------------------------------
     (Date)                           Sanjiv S. Sidhu
                                      Chairman of the Board and Chief
                                      Executive Officer
                                      (PRINCIPAL EXECUTIVE OFFICER)


     August 13, 1998                  /s/ David F. Cary
     ---------------                  ---------------------------------------
     (Date)                           David F. Cary
                                      Vice President and Chief Financial Officer
                                      (PRINCIPAL FINANCE AND ACCOUNTING OFFICER)

                              Index to Exhibits

Number         Exhibit Description
------         -------------------
 3.1           Certificate of Incorporation, as amended

27.1           Financial Data Schedule