Form 10-Q
period 1998-09-30
I2 TECHNOLOGIES INC
filed 1998-11-13
CIK 1009304

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------     -----------

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

                                Yes   X    No
                                    -----     -----

As of November 3, 1998, the Registrant had outstanding 71,248,016 shares of
Common Stock, $.00025 par value.                       ----------


===============================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I            FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 1997 and
                     September 30, 1998                                                            3

                  Condensed Consolidated Statements of Income for the Three and
                     Nine Months Ended September 30, 1997 and 1998                                 4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1997 and 1998                                      5

                  Notes to Condensed Consolidated Financial Statements                             6

   Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                         9


PART II           OTHER INFORMATION

   Item 2.        Changes in Securities                                                           21

   Item 5.        Other Information                                                               21

   Item 6.        Exhibits and Reports on Form 8-K                                                22


SIGNATURES                                                                                        23


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              i2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               December 31,   September 30,
                                                                                   1997           1998
                                                                               ------------   -------------
                                                                                               (unaudited)
                                 ASSETS
Current assets:
      Cash and cash equivalents ...........................................     $  127,433     $   95,456
      Short-term investments ..............................................         14,538         67,463
      Accounts receivable, net ............................................         75,037        101,341
      Prepaid and other current assets ....................................          3,836          6,184
      Income tax receivable ...............................................          1,097             --
      Deferred income taxes ...............................................          3,823          5,552
                                                                                ----------     ----------
           Total current assets ...........................................        225,764        275,996
Furniture and equipment, net ..............................................         20,895         25,637
Deferred income taxes and other assets ....................................          3,604          7,514
                                                                                ----------     ----------
           Total assets ...................................................     $  250,263     $  309,147
                                                                                ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ....................................................     $    7,712     $    8,779
      Accrued liabilities .................................................         26,411         40,717
      Revolving line of credit ............................................            657             --
      Deferred revenue ....................................................         29,713         40,965
      Income taxes payable ................................................             --          1,260
      Deferred income taxes ...............................................            230             --
                                                                                ----------     ----------
           Total current liabilities ......................................         64,723         91,721
Deferred income taxes .....................................................          1,780            216
                                                                                ----------     ----------
           Total liabilities ..............................................         66,503         91,937
                                                                                ----------     ----------
Stockholders' equity:
      Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
           none issued ....................................................             --             --
      Common Stock, $0.00025 par value, 200,000,000 shares
           authorized, 67,810,274 and 70,875,264 shares issued
           and outstanding, respectively ..................................             17             18
      Additional paid-in capital ..........................................        167,852        189,587
      Deferred compensation ...............................................         (1,125)          (657)
      Retained earnings ...................................................         17,016         28,262
                                                                                ----------     ----------
           Total stockholders' equity .....................................        183,760        217,210
                                                                                ----------     ----------
           Total liabilities and stockholders' equity .....................     $  250,263     $  309,147
                                                                                ==========     ==========


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                                   --------------------------------   -------------------------------
                                                          1997           1998              1997           1998
                                                       ----------     ----------        ----------     ----------

Revenues:
      Software licenses ..........................     $   38,207     $   59,775        $   96,024     $  157,406
      Services ...................................         14,119         23,324            37,385         63,576
      Maintenance ................................          5,770         11,082            14,162         28,218
                                                       ----------     ----------        ----------     ----------
          Total revenues .........................         58,096         94,181           147,571        249,200
                                                       ----------     ----------        ----------     ----------

Costs and expenses:
      Cost of software licenses ..................             82          1,529             2,604          5,677
      Cost of services and maintenance ...........         12,819         19,388            32,746         51,369
      Sales and marketing ........................         19,016         31,627            50,942         84,896
      Research and development ...................         15,122         22,054            36,943         59,705
      General and administrative .................          5,785          8,710            15,864         22,976
      In-process research and development and
        acquisition costs ........................             --            560             5,649          7,044
                                                       ----------     ----------        ----------     ----------
          Total costs and expenses ...............         52,824         83,868           144,748        231,667
                                                       ----------     ----------        ----------     ----------

Operating income .................................          5,272         10,313             2,823         17,533

Other income, net ................................            777          1,774             2,231          5,163
                                                       ----------     ----------        ----------     ----------

Income before income taxes .......................          6,049         12,087             5,054         22,696
Provision for income taxes .......................          2,782          4,870             2,349         11,450
                                                       ----------     ----------        ----------     ----------
Net income .......................................     $    3,267     $    7,217        $    2,705     $   11,246
                                                       ==========     ==========        ==========     ==========

Net income per share .............................     $     0.05     $     0.10        $     0.04     $     0.16

Net income per share, assuming dilution ..........     $     0.05     $     0.10        $     0.04     $     0.15

Weighted average common shares outstanding .......         62,724         70,325            61,858         69,560

Weighted average common shares outstanding,
      assuming dilution ..........................         71,028         75,233            70,277         76,207


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         1997            1998
                                                                      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................     $    2,705      $   11,246
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Write-off of in-process research and development .....            907           4,379
           Depreciation and amortization ........................          3,576           7,269
           Amortization of deferred compensation ................            555             468
           Deferred income taxes ................................         (1,139)         (5,872)
           Tax benefit of stock options .........................          5,810          12,932
           Changes in operating assets and liabilities:
               Accounts receivable, net .........................        (18,416)        (26,304)
               Income tax receivable/payable ....................         (3,459)          2,357
               Prepaid and other assets .........................         (2,020)         (3,386)
               Accounts payable .................................          3,052           1,067
               Accrued liabilities ..............................         14,595          13,906
               Deferred revenue .................................          8,207          11,252
                                                                      ----------      ----------
                    Net cash provided by operating activities ...         14,373          29,314
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Business acquisition, net of acquired cash ................         (1,000)         (1,822)
      Purchases of furniture and equipment ......................        (12,392)        (11,983)
      Net purchases of short-term investments ...................         (4,903)        (52,925)
                                                                      ----------      ----------
                    Net cash used in investing activities .......        (18,295)        (66,730)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on revolving line of credit ..................           (100)           (657)
      Proceeds from sale of common stock and
           exercise of stock options ............................          1,402           6,096
                                                                      ----------      ----------
                    Net cash provided by financing activities ...          1,302           5,439
                                                                      ----------      ----------

Net decrease in cash and cash equivalents .......................         (2,620)        (31,977)
Cash and cash equivalents at beginning of period ................         41,390         127,433
                                                                      ----------      ----------
Cash and cash equivalents at end of period ......................     $   38,770      $   95,456
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

         The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.


2.  NET INCOME PER SHARE

         The Company computes net income per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net income per share is based upon the weighted average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method, except in loss periods where the effect would be antidilutive. All net income per share computations herein give retroactive effect to the exchange of shares in connection with the InterTrans Logistics Solutions ("ITLS") acquisition (see
Note 3). In addition, share amounts for all prior periods presented herein have been restated to reflect the two-for-one stock split on June 2, 1998.

         Reconciliations of the net income per share and net income per share, assuming dilution, computations for the three and nine months ended September 30, 1997 and 1998 are as follows (amounts in thousands, except per share amounts):


                                                              Three Months Ended         Nine months Ended
                                                                 September 30,             September 30,
                                                             ---------------------    ---------------------
                                                               1997         1998        1997         1998
                                                             --------     --------    --------     --------
NET INCOME PER SHARE:

Weighted-average common shares outstanding .............       62,724       70,325      61,858       69,560
                                                             ========     ========    ========     ========
Net income .............................................     $  3,267     $  7,217    $  2,705     $ 11,246
                                                             ========     ========    ========     ========
Net income per share ...................................     $   0.05     $   0.10    $   0.04     $   0.16
                                                             ========     ========    ========     ========

NET INCOME PER SHARE, ASSUMING DILUTION:

Weighted-average common shares outstanding .............       62,724       70,325      61,858       69,560

Common shares issuable on exercise of stock options,
   net of shares assumed to be repurchased .............        8,304        4,908       8,419        6,647
                                                             --------     --------    --------     --------
Weighted-average common shares outstanding, assuming
   dilution ............................................       71,028       75,233      70,277       76,207
                                                             ========     ========    ========     ========
Net income .............................................     $  3,267     $  7,217    $  2,705     $ 11,246
                                                             ========     ========    ========     ========
Net income per share, assuming dilution ................     $   0.05     $   0.10    $   0.04     $   0.15
                                                             ========     ========    ========     ========


3.    BUSINESS COMBINATIONS

         In April 1998, the Company completed the acquisition of ITLS. Under the terms of the agreement, the Company agreed to issue approximately 3.3 million shares of its common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS. The ITLS acquisition was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combination and include the combined operations of the Company and ITLS for all periods presented.

         In connection with the ITLS acquisition, the Company incurred expenses that included, among other things, investment banking, legal and accounting fees and expenses. In addition, in the second and third quarters of 1998, the Company completed acquisitions, accounted for using the purchase method, for an aggregate purchase price of $6.6 million, which included stock, cash, acquisition costs and the assumption of net liabilities. A portion of the purchase price of these transactions represented the value of in-process research and development and was expensed immediately. The total purchase price payable to the shareholders of the acquired company may increase in the future depending upon the achievement of certain revenue targets associated with the acquired or in-process technologies through the year 2000. For the nine months ended September 30, 1998, the total of all acquisition-related expenses resulted in a one-time charge to the Company's operating results of $7.0 million, or $0.09 per share, assuming dilution.

         The historical operations of the companies acquired in the second and third quarters of 1998 accounted for using the purchase method are not material to the Company's consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented. The amounts allocated to in-process research and development were determined through established valuation techniques in the software industry and were expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Research and development costs to bring the acquired technologies or products to technological feasibility are not expected to have a material impact on the Company's future results of operations, cash flows or liquidity.

         In May 1997, the Company acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax"). Under the terms of these agreements, the Company issued approximately 7.7 million shares and approximately 2.7 million shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think and Optimax, respectively. These acquisitions were both accounted for as a pooling of interests. The Think product offerings broadened the Company's suite of decision support products by providing premium demand chain solutions, including an integrated line of flexible, client/server-based software applications, for sales, marketing and logistics departments representing a variety of industries including consumer packaged goods, high technology, pharmaceutical, apparel, automotive and other product-driven specializations. Optimax provided supply chain sequencing software using unique genetic algorithms for customer-driven, make-to-order manufacturing, further expanding the Company's suite of decision support products.

         For the nine months ended September 30, 1997, the Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with the Think, Optimax and other business combinations. These costs included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. In total, these expenses resulted in a one-time charge to the Company's operating results and reduced net income by $3.1 million, or $0.04 per share, assuming dilution, for the nine months ended September 30, 1997.


4.   STOCK OPTION REPRICING PROGRAM

         In October 1998, the Company's Board of Directors authorized all employees, except executive officers, the right to exchange certain outstanding stock options for option grants with an exercise price of $13.9375 per share (the fair market value on the date of grant). As a condition to the repricing, the vesting period of each repriced option will restart as of the date of repricing.


5.   RECENT ACCOUNTING PRONOUNCEMENTS

         In the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires derivatives be marked-to-market on an ongoing basis along with the underlying hedged items. This standard becomes effective in 2000. The effect on the Company is not expected to be material.

         Accounting standard SOP 98-1 was issued in the first quarter of 1998 and becomes effective January 1, 1999. It requires capitalization of costs incurred to acquire or develop software to be used internally. The Company expects to adopt the standard in the first quarter of 1999 for qualifying costs in that quarter and thereafter. The effect on the Company is not expected to be material.

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

OVERVIEW

         The Company is the leading provider of client/server-based decision support software products for supply chain management and related applications. The Company also provides services such as consulting, training and maintenance related to these products. Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, including demand forecasting, raw materials procurement, work-in-process, distribution and transportation across multiple enterprises. i2's client/server products, collectively known as RHYTHM, are designed to provide customers with an end-to-end decision support solution, enabling customers to model complex, multi-enterprise supply chains to rapidly generate integrated solutions to supply chain challenges such as demand volatility, production bottlenecks, supply interruptions and distribution alternatives. RHYTHM utilizes a unique, constraint-based methodology which simultaneously considers a broad range of factors -- from changing revenue forecasts to machine capabilities to individual customer commitments -- to optimize all aspects of the supply chain.

         Recently, the Company announced its new product direction to include not only the Electronic Business Process Optimization ("eBPO") of supply chain management, but also to encompass other significant business processes of its customers. These processes include customer service, financial optimization, product portfolio management, sales and marketing and others. The focus of the Company remains on providing decision support solutions to optimize forward-looking operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                                                                       Three Months Ended    Nine months Ended
                                                                         September 30,         September 30,
                                                                       ----------------      ----------------
                                                                        1997       1998       1997       1998
                                                                       -----      -----      -----      -----

Revenues:
    Software licenses ............................................      65.8%      63.5%      65.1%      63.2%
    Services .....................................................      24.3       24.7       25.3       25.5
    Maintenance ..................................................       9.9       11.8        9.6       11.3
                                                                       -----      -----      -----      -----
       Total revenues ............................................     100.0      100.0      100.0      100.0
                                                                       -----      -----      -----      -----
Costs and expenses:
    Cost of software licenses ....................................       0.1        1.6        1.8        2.3
    Cost of services and maintenance .............................      22.1       20.6       22.2       20.6
    Sales and marketing ..........................................      32.7       33.6       34.5       34.1
    Research and development .....................................      26.0       23.4       25.0       24.0
    General and administrative ...................................      10.0        9.2       10.8        9.2
    In-process research and development and acquisition costs ....        --        0.6        3.8        2.8
                                                                       -----      -----      -----      -----
       Total costs and expenses ..................................      90.9       89.0       98.1       93.0
                                                                       -----      -----      -----      -----
Operating income .................................................       9.1       11.0        1.9        7.0
Other income, net ................................................       1.3        1.9        1.5        2.1
                                                                       -----      -----      -----      -----
Income before income taxes .......................................      10.4       12.9        3.4        9.1
Provision for income taxes .......................................       4.8        5.2        1.6        4.6
                                                                       -----      -----      -----      -----
Net income .......................................................       5.6%       7.7%       1.8%       4.5%
                                                                       =====      =====      =====      =====


     REVENUES

         The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. For periods prior to December 31, 1997, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the three and nine months ended September 30, 1998. However, because SOP 97-2 does not give specific implementation guidance and limited industry practice has been established regarding the provisions of SOP 97-2, there can be no assurance that SOP 97-2 will not have a material impact on the Company's revenue recognition in the future, which could be material to the Company's consolidated financial statements. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         Total revenues increased 62% to $94.2 million in the quarter ended September 30, 1998 from $58.1 million in the quarter ended September 30, 1997. In the first nine months of 1998, total revenues increased 69% to $249.2 million from $147.6 million in the first nine months of 1997. The Company currently derives substantially all of its revenues from licenses associated with its RHYTHM suite of decision support products which includes demand planning, factory planning, supply chain planning, distribution planning, transportation planning and other supply chain management related applications as well as related services and maintenance. The Company expects that revenues from the RHYTHM suite of products will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of the RHYTHM suite of products and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 56% to $59.8 million in the quarter ended September 30, 1998 from $38.2 million in the quarter ended September 30, 1997. In the first nine months of 1998, revenues from software licenses increased 64% to $157.4 million from $96.0 million in the first nine months of 1997. The significant increases in software license revenues were primarily due to an increased awareness of the benefits of supply chain management, growing market acceptance of the Company's software products and continued expansion into new geographic and vertical markets. To date, sales of software licenses have been derived principally from direct sales to customers. Although the Company believes that direct sales will continue to account for a majority of software license revenues, the Company's strategy is to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

         SERVICES. Revenues from services increased 65% to $23.3 million in the quarter ended September 30, 1998 from $14.1 million in the quarter ended September 30, 1997. In the first nine months of 1998, revenues from services increased 70% to $63.6 million from $37.4 million in the first nine months of 1997. The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of RHYTHM licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. The increases were also due to an increase in the use of third-party consultants to provide implementation services to the Company's customers which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis, based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 92% to $11.1 million in the quarter ended September 30, 1998 from $5.8 million in the quarter ended September 30, 1997. In the first nine months of 1998, revenues from maintenance increased 99% to $28.2 million from $14.2 million in the first nine months of 1997. The significant increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. The Company expects that the dollar amount of maintenance revenues will continue to increase.

         CONCENTRATION OF REVENUES. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in the second and third quarters of 1998 and in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have a material adverse effect upon the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period.

         INTERNATIONAL REVENUES. The Company's international revenues, primarily generated from customers located in Europe, Asia and Canada, in the three and nine months ended September 30, 1998, were approximately 17% and 19% of total revenues, respectively, compared to approximately 22% and 28% of total revenues, respectively, in the three and nine months ended September 30, 1997. The decreases in international revenues were due to a confluence of factors, including execution issues related to the previous international management team and the resulting international management reorganization in 1998 and overall weakness in certain international economies, primarily in the Asia-Pacific region, resulting in decreased levels of customer spending in those markets. The Company believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully increase the level of international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

     COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) commissions paid to third-parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with sales of RHYTHM, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $1.5 million and $0.1 million in the quarters ended September 30, 1998 and 1997, representing 3% and 0.2% of software license revenues, respectively. Cost of software licenses was $5.7 million and $2.6 million in the first nine months of 1998 and 1997, representing 4% and 3% of software license revenues, respectively. The increases in the dollar amount of the cost of software licenses were primarily due to an increase in commissions paid to third-parties in connection with joint marketing and other related agreements.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support and packaging and shipping costs related to new releases of software and updated user documentation, none of which costs have been material to date. Cost of services and maintenance was $19.4 million and $12.8 million in the quarters ended September 30, 1998 and 1997, representing 56% and 64% of total services and maintenance revenues, respectively. Cost of services and maintenance was $51.4 million and $32.7 million in the first nine months of 1998 and 1997, representing 56% and 64% of total services and maintenance revenues, respectively. The increases in the dollar amount of cost of services and maintenance were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. The decreases in cost of services and maintenance as a percentage of total services and maintenance revenues were primarily due to the Company's ability to leverage its growing base of consultants, product support and training staff to serve its growing customer base. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross and operating margins.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $31.6 million and $19.0 million in the quarters ended September 30, 1998 and 1997, representing 34% and 33% of total revenues, respectively. These same expenses were $84.9 million and $50.9 million in the first nine months of 1998 and 1997, representing 34% and 35% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to (i) increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, (ii) increased sales commissions as a result of higher revenues and (iii) increased marketing and promotional activities. The Company expects to continue to increase its sales and marketing activities in order to expand its sales force, both domestically and internationally, and enter into new vertical markets. As a result, the Company believes that the dollar amount of sales and marketing expenses will continue to increase and sales and marketing expenses as a percentage of total revenues may also increase from the levels attained in the three and nine months ended September 30, 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $22.1 million and $15.1 million in the quarters ended September 30, 1998 and 1997, representing 23% and 26% of total revenues, respectively. These same expenses were $59.7 million and $36.9 million in the first nine months of 1998 and 1997, representing 24% and 25% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred in connection with expanding the Company's research and development centers. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new vertical markets.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $8.7 million and $5.8 million in the quarters ended September 30, 1998 and 1997 representing 9% and 10% of total revenues, respectively. These same expenses were $23.0 million and $15.9 million in the first nine months of 1998 and 1997, representing 9% and 11% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business. The decreases in general and administrative expenses as a percentage of total revenues were primarily due to the substantial increase in total revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

         IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. In the recent past, the Company has sought to expand the depth of its current product offerings through various technology or business acquisitions. Some of these business combinations involve technology that is not yet determined to be technologically feasible and has no alternative future use in its current stage of development at the acquisition date. In such instances, in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon acquisition. Further, the final purchase price on certain transactions is ultimately dependent upon future events such as payouts based on the attainment of future revenue targets for the acquired products or technologies. Such future earnouts, if any, may be considered additional cost of the acquired company and would be allocated to in-process research and development, acquired technology, goodwill or a combination of the three, based on the initial valuation of the acquired and in-process technologies and resulting purchase price allocation. None of the business acquisitions accounted for using the purchase method of accounting in the first nine months of 1998 were material to the Company's results of operations or financial position, and therefore no separate disclosures have been made.

         In April 1998, the Company completed the acquisition of ITLS, which was accounted for as a pooling of interests. Additionally, in the second and third quarters of 1998, the Company completed other business acquisitions, accounted for using the purchase method, and a portion of the purchase prices was recorded as in-process research and development. For the nine months ended September 30, 1998, the Company incurred a total of $7.0 million in acquisition-related expenses, which included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

         In the first nine months of 1997, the Company completed an acquisition for a cash purchase price of $1.0 million. The acquisition was accounted for using the purchase method, and a substantial portion of the purchase price was recorded as in-process research and development. Also in the first nine months of 1997, the Company completed the acquisitions of Think and Optimax in transactions each accounted for as a pooling of interests. The Company incurred approximately $5.6 million in certain acquisition-related expenses in connection with these three business combinations, which were recorded in the second quarter of 1997. These costs included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion.

     OTHER INCOME, NET

         Other income, net consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $1.8 million and $0.8 million in the quarters ended September 30, 1998 and 1997, representing 2% and 1% of total revenues, respectively. Other income, net was $5.2 million and $2.2 million in the first nine months of 1998 and 1997, representing 2% of total revenues in both periods. The increases in other income, net were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from improved operating cash flow and the net proceeds of the public offering of the Company's common stock that was completed in December 1997.

     PROVISION FOR INCOME TAXES

         The Company's effective tax rate for the three and nine months ended September 30, 1998 was 40% and 50%, respectively, compared to 46% for both the three and nine months ended September 30, 1997. The effective tax rate for the three and nine months ended September 30, 1998 and 1997 varied significantly from the U.S. statutory rate due primarily to the non-deductibility of certain acquisition-related expenses. Without these expenses, the Company's effective tax rate for the three and nine months ended September 30, 1998 would have been 38.5%.

     EARNINGS PER SHARE

         The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution includes such dilutive effects. For the three months ended September 30, 1998, the decrease in weighted average common shares outstanding, assuming dilution as compared to prior periods was due to a decreased number of in-the-money stock options as calculated by comparing the exercise prices of outstanding options to the average stock price for the period. As a result of the stock option repricing that occurred in October 1998, the fourth quarter 1998 share base may return to a more historical level. Future shares outstanding will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with the Company's employee stock purchase program; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. The Company maintained a strong liquidity and financial position with $184.3 million of working capital as of September 30, 1998 as compared to $161.0 million as of December 31, 1997. The increase in working capital was primarily related to an increase in cash, cash equivalents and short-term investments to $162.9 million at September 30, 1998 from $142.0 million at December 31, 1997. Cash flows from operations were $29.3 million and $14.4 million for the nine months ended September 30, 1998 and 1997, respectively. Operating cash flows increased primarily due to increases in net income, deferred revenue and the tax benefit from stock option activity offset somewhat by an increase in accounts receivable. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under the Company's stock plans.

         Accounts receivable, net of allowance for doubtful accounts, increased to $101.3 million at September 30, 1998 from $75.0 million at December 31, 1997. However, quarter-end days' sales outstanding decreased slightly to 98 days at September 30, 1998 from 103 days at December 31, 1997. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons including (i) the amount and timing of revenues earned; (ii) the Company's collection experience;
(iii) the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the United States and (iv) the number of large sales for which some amounts may not be due upon execution of the contract. The Company believes that the allowance for doubtful accounts at September 30, 1998 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of the Company's accounts receivable are derived from sales of large licenses, often to new customers with whom the Company does not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables become uncollectible.

         Cash used in investing activities was $66.7 million for the nine months ended September 30, 1998 as compared to $18.3 million for the nine months ended September 30, 1997. The increase in cash used in investing activities was primarily due to the continued investment in financial instruments classified as short-term investments as a result of improved operating cash flows. At September 30, 1998, the Company did not have any material commitments for capital expenditures.

         Cash provided by financing activities was $5.4 million for the nine months ended September 30, 1998 as compared to $1.3 million for the nine months ended September 30, 1997. The increase in cash provided by financing activities was due to an increase in net proceeds received by the Company upon the exercise of stock options by its employees partially offset by the payment of the remaining balance on the Company's revolving line of credit.

         The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

         In October 1998, the Company entered into a $15.0 million revolving credit agreement. Borrowings under the agreement bear interest at various customary market rates. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on behalf of the Company. This facility contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios.

         The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. See further discussion below in "Factors That May Affect Future Results".

         The Company believes that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. However, any material acquisitions of complementary businesses, products or technologies could require the Company to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.


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

     POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS;
     DEPENDENCE ON SIGNIFICANT INDIVIDUAL SALES

         The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Because the purchase of a decision support software solution generally involves a significant commitment of capital, the sales cycle associated with the purchase of the Company's products varies substantially and is subject to a number of significant risks, including customers' budgetary constraints, timing of budget cycles and concerns about the pricing or introduction of new products by the Company or its competitors, factors over which the Company has little or no control. Additional factors include foreign currency exchange rate fluctuations, the mix of direct or indirect sales, changes in joint-marketing relationships and changes in the Company's strategy. Furthermore, purchases of the Company's products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

         The amount of revenues associated with particular licenses can vary significantly based upon the number of software modules purchased and the number of sites and users involved in the installation. The Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in the second and third quarters of 1998 and in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have a material adverse effect on the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period. Moreover, similar to many other software companies, the Company typically realizes a significant portion of its software license revenues in the last month or even the last week of a quarter. The Company also believes that the tendency of customers to delay placing orders for software products until near the end of a quarter has become more pronounced in recent periods. As a result, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period. For all of the foregoing reasons, revenues are difficult to forecast.

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

         In connection with specific customer solicitations, a number of ERP vendors have from time to time jointly marketed the Company's products as a complement to their own systems. The Company believes that as its market share increases, and as the ranges of products offered by the Company and these ERP vendors expand and increasingly overlap, relationships which were cooperative in the past will become more competitive, thereby increasing the overall level of competition the Company faces. Specifically, in 1997, the Company and SAP terminated a license and distribution agreement, and SAP announced its intention to develop a suite of advanced planning and scheduling products, which are expected to be directly competitive with RHYTHM. The Company believes that additional ERP vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules, and at least two ERP vendors have recently acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

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

     INTEGRATION OF RECENT ACQUISITIONS; POTENTIAL FUTURE ACQUISITIONS

         In the first nine months of 1998, the Company completed the acquisitions of ITLS and other software companies. The success of these and all of the Company's acquisitions depends primarily on the Company's ability to (i) retain, motivate and integrate the acquired personnel with the Company's operations, (ii) integrate multiple information systems and (iii) integrate acquired software with RHYTHM. No assurance can be given that the Company will not encounter difficulties in integrating the respective operations and products of the Company and the recently acquired companies, or that the benefits expected from such integration will be realized. Failure to successfully integrate the recently acquired companies' operations and products into the Company's operations and products could have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company's international operations are subject to risks inherent in international business activities, including: difficulty in staffing and managing geographically disparate operations; longer accounts receivable payment cycles in certain countries; compliance with a variety of foreign laws and regulations; unexpected changes in regulatory requirements; overlap of different tax structures; greater difficulty in safeguarding intellectual property; import and export licensing requirements; trade restrictions; changes in tariff rates; and general economic conditions in international markets. In particular, countries in the Asia-Pacific region have recently experienced weaknesses in their currency, banking and equity markets. In the future, these weaknesses could adversely affect the demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales and ultimately the Company's results of operations. There can be no assurance that the Company's business, results of operations or financial condition will not be adversely affected by these or other factors related to international operations.

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

         The Company also continues to heavily invest resources in developing new products, such as the recently announced eBPO solutions. eBPO is a new layer of intelligent decision support software that is expected to optimize and integrate the workflows of key business processes, such as supply chain management, customer service, financial optimization, product portfolio management, sales and marketing and others. eBPO solutions support e-business initiatives, such as collaboration with suppliers, partners and customers through the Internet, to improve a company's ability to respond to changes and opportunities in its business environment. To date, only a limited number of customers have licensed these solutions, and the market for these products is new and evolving. If the market for these eBPO solutions fails to develop, develops more slowly than expected, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition could be adversely affected.

     YEAR 2000 COMPLIANCE

         Many older computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Based on the Company's assessment, the Company believes that its current versions of its software products are Year 2000 compliant. However, the Company believes some customers are running earlier versions of the software products developed by acquired companies that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. The Company may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with the Company's products or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company believes that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

         In addition, an inventory and analysis of internal management and other information systems has been performed and the Company has determined that it will be required to modify certain portions of its internal infrastructure so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. Areas being addressed include reviews of the Company's telephone and voice mail systems, security systems and other office support systems. No information technology initiatives have been deferred by the Company as a result of its Year 2000 project. The Company expects to complete its Year 2000 by June 1999. The Company currently expects to incur pre-tax expenses of less than $100,000 during 1998 and 1999 in connection with correction of Year 2000 issues. Such expenses are being funded through operating cash flows, and are expected to be less than 1% of the Company's information technology budgets for both 1998 and 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

                              i2 TECHNOLOGIES, INC.

                                     PART II


ITEM 2.       CHANGES IN SECURITIES.

         From July 1 through September 30, 1998, the Company issued approximately 0.7 million shares of its common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $6.06 per share) under the Company's stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

ITEM 5.       OTHER INFORMATION

         Submission of Stockholder Proposals. Pursuant to the Company's Bylaws as amended by the Board of Directors in October 1998, stockholder proposals intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Secretary of the Company at its principal executive offices (909 E. Las Colinas Blvd., 16th Floor, Irving, Texas 75039) not later than December 25, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Notice must include (i) the name and address of the stockholder who intends to make the nominations or propose the business and, as the case may be, the name and address of the person or persons to be nominated or the nature of the business to be proposed; (ii) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and, if applicable, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice or introduce the business specified in the notice; (iii) if applicable, a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee or each matter of business to be proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, or the matter been proposed, or intended to be proposed by the board of directors; and (v) if applicable, the consent of each nominee to serve as director of the corporation if so elected. Stockholder proposals for which such notice is not timely given may not be brought before the meeting.

         Management's Discretionary Voting Authority. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, and amendments to the Company's Bylaws adopted by its Board of Directors in October 1998, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to the 120th day (December 25, 1998) and on or after the 150th day (November 25, 1998) prior to the first anniversary of the date of the proxy statement delivered to stockholders in connection with the 1998 annual meeting, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the 1999 annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Index
                  --------------

                  Number                  Exhibit Description
                  ------                  -------------------

                   3.1              Amended and Restated Bylaws of the Company

                   3.2              Restated Certificate of Incorporation of the
                                    Company

                  27.1              Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------


                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  i2 TECHNOLOGIES, INC.
                                  --------------------------------------------


         November 12, 1998        /s/ Sanjiv S. Sidhu
         -----------------        --------------------------------------------
          (Date)                  Sanjiv S. Sidhu
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal executive officer)



         November 12, 1998        /s/ David F. Cary
         -----------------        --------------------------------------------
          (Date)                  David F. Cary
                                  Vice President and Chief Financial Officer
                                  (Principal finance and accounting officer)

                                Index to Exhibits


  Number                       Exhibit Description
  ------                       -------------------

    3.1           Amended and Restated Bylaws of the Company

    3.2           Restated Certificate of Incorporation of the Company

   27.1           Financial Data Schedule