Form 10-K
period 1998-12-31
I2 TECHNOLOGIES INC
filed 1999-02-03
CIK 1009304

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-28030

                             i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      75-2294945
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
     909 E. LAS COLINAS BLVD., 16TH FLOOR                          75039
                IRVING, TEXAS                                    (Zip code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 1, 1999 as reported on the Nasdaq National Market, was approximately $1.1 billion (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

     As of February 1, 1999, the Registrant had 71,792,000 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

     i2 is the leading provider of client/server-based eBPO software products for supply chain management and related business process optimization applications. i2's advanced supply chain management solutions include demand forecasting, raw materials procurement, work-in-process, distribution and transportation planning, optimization and collaboration within and between enterprises. i2 has enabled businesses to re-engineer their supply chains to realize significant increases in revenues, reductions in expenses and reductions in asset investments by improving the efficiency and effectiveness of determining when, where, what and how much to buy, make, move, store and sell. Advanced Manufacturing Research estimates the market for supply chain planning solutions will grow from $1.4 billion in 1998 to $6.8 billion in 2002.

     As the Internet becomes an increasingly significant global medium for business-to-business and business-to-consumer online commerce, existing and new businesses in a wide variety of vertical markets are seeking to capitalize on this growth. The Company believes its software enables its customers to benefit from the growth of the Internet by supporting new Internet/online storefronts and enabling re-engineering of supply chains to facilitate e-commerce transactions. Forrester Research estimates the market for goods and services transacted via e-commerce over the Internet to be as much as $80 billion in 1998 and to increase to as much as $3.2 trillion in 2003.

     i2's RHYTHM supply chain management products are designed to provide customers with an end-to-end solution, enabling customers to model complex, multi-enterprise supply chains to rapidly generate integrated solutions to challenges such as demand volatility, production bottlenecks, supply interruptions and distribution alternatives. RHYTHM utilizes a unique, constraint-based methodology, which simultaneously considers a broad range of factors -- from changing revenue forecasts to machine capacities to individual customer commitments -- to optimize all aspects of the supply chain. RHYTHM's advanced decision support capabilities enable companies to make more timely and better informed planning, scheduling and resource allocation decisions in order to improve throughput, operating efficiency, customer satisfaction and return on assets. The Company is currently extending its suite of supply chain management eBPO products to enable customers to optimize a broader range of enterprise functions, including customer management, product lifecycle management, interprocess planning and strategic planning.

     The Company's executive offices are located at 909 E. Las Colinas Blvd., Irving, Texas 75039, and its telephone number is (214) 860-6000.

     RHYTHM, RHYTHMLINK, i2 and the i2 Technologies logo are registered trademarks of the Company.

INDUSTRY BACKGROUND

     Today's increasingly competitive business environment has forced many companies to increase efficiency while improving their flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to product quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Furthermore, a company's supply chain may span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise supply chains. The growth of the Internet and intranets and the proliferation of middleware applications and integration expertise are accelerating these changes by enabling a ubiquitous, platform-independent communications network. The combination of these forces has created a dynamic, complex and highly interdependent business environment. In response to these evolving market forces, many companies have sought to reengineer their business processes to reduce manufacturing cycle times, shift from mass-production to order-driven manufacturing, increase use of outsourcing and share information with vendors and customers. The implementation of software solutions to optimize business processes has become a key component of these reengineering initiatives. The Company believes that companies are increasingly recognizing efficient business process optimization as a critical source of competitive advantage in this rapidly changing business environment.

THE TRADITIONAL APPROACH

     Companies have traditionally applied information technology to supply chain management through Manufacturing Resource Planning ("MRP") systems, which provide limited flexibility to accommodate rapidly changing business conditions and customer requirements. In order to respond to an increasingly competitive business environment and related complex supply chain issues, many companies have adopted Enterprise Resource Planning ("ERP") systems, which integrate MRP solutions with other enterprise management applications such as financial, accounting and human resources. Although ERP systems provide substantial benefits primarily by integrating financial and other controls with multi-plant manufacturing coordination, the capabilities of many ERP systems remain limited by the planning and scheduling methodologies utilized in their MRP modules. Various ERP vendors are mitigating these limitations by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software. Traditionally, enterprises in many industries have not focused on utilizing advanced optimization technology in other business processes such as customer management and product lifecycle management.

     Some of the significant limitations of traditional MRP systems and the MRP modules of ERP systems are as follows:

          Designed for Transaction Processing and Reporting; Limited Decision Support. Traditional solutions were designed to collect and report large amounts of historical transaction data, rather than provide sophisticated analysis of relevant information to support critical business decisions in real-time. While these solutions help customers unify disparate information resources within the enterprise and contribute to business process reengineering efforts, the Company believes that they are not well-suited to enable customers to make rapid, highly complex business decisions. Traditional solutions were also not designed to access and integrate data from disparate transaction systems, legacy systems, databases and other data repositories, limiting their utility in business planning activities.

          Limited Representation of Business Processes. The Company believes that traditional solutions lack the flexibility and functionality needed to create a highly accurate model of business processes because they often employ fixed assumptions regarding critical operating constraints such as available production capacity and supplier lead times. Since this approach cannot adequately capture complex real-world constraints and interdependencies, it may result in the development of infeasible or suboptimal plans. In addition, traditional solutions calculate plans and schedules for individual, local segments of the production and supply process, without considering the consequences to the entire process. For example, an increase in customer demand might result in the purchase of additional raw materials without determining whether manufacturing capacity is available to process those materials. This approach incorrectly assumes that optimizing production for an individual step within the production process will lead to an optimal result for the manufacturing operation or supply chain as a whole.

          Sequential Planning. Traditional planning methodologies model business processes such as supply chain management as a sequence of discrete steps. For example, traditional solutions begin by developing a demand forecast from which a distribution plan is developed to determine the distribution center, warehouse or factory source which will be used to manufacture/distribute the products without regard to transportation or manufacturing constraints. A transportation plan is then generated to determine the optimal methods to ship the products without addressing the constraints of the remaining parts of the supply chain. A master production schedule is then generated which is used to develop a materials requirement plan, which in turn is used to arrive at a capacity requirements plan. A financial plan is then often generated independently. Because the process does not address all constraints simultaneously, the initial planning cycle is rarely feasible or optimal. Moreover, as resources become constrained, sequential planning requires that the entire supply chain model be completely regenerated from the beginning to identify and resolve conflicts. As a result, the planning process often requires numerous manual iterations to develop a feasible solution. Once an initial plan has been developed, the time-consuming nature of sequential planning limits a manager's ability to rapidly evaluate subsequent changes, such as material shortages and revisions in customer orders. Accordingly, a manager's ability to respond to changes and to effect corrective action may be delayed.

          Limited Integration and Functionality. Traditional solutions may provide selected business process planning modules, but generally do not provide integrated functionality across all business processes. For example, several ERP vendors have acquired planning products which address specific supply chain challenges, but fail to provide global visibility and optimization across demand forecasting, manufacturing planning, plant scheduling, distribution and transportation. In addition, traditional solutions often offer only limited functionality within these areas. For example, MRP and ERP systems often provide limited "available-to-promise" functionality by simply processing orders on a "first-come, first-served" basis, without considering other constraints or business objectives. Furthermore, traditional solutions typically assume complete independence of supply and demand and financial goals. Often, however, the overabundance or scarcity of a certain product can directly or indirectly impact demand for that product and related products. Complex interrelationships and interdependencies are not adequately accounted for in traditional planning methodologies, leading to potentially inaccurate conclusions and recommendations.

          Lengthy Implementation Cycles. Due to the broad scope, complexity and associated re-engineering requirements of ERP systems, many companies have found the implementation of such systems to be costly and time consuming. Such factors often delay or limit the realization of benefits associated with the implementation of ERP systems.

THE i2 SOLUTION

     i2 is the leading provider of client/server-based eBPO software products for supply chain management and related business process optimization applications. i2's RHYTHM supply chain management products are designed to provide customers with an end-to-end solution, enabling customers to model complex, multi-enterprise supply chains to rapidly generate integrated solutions to challenges such as demand volatility, production bottlenecks, supply interruptions and distribution alternatives. RHYTHM utilizes a unique, constraint-based methodology, which simultaneously considers a broad range of factors -- from changing revenue forecasts to machine capacities to individual customer commitments -- to optimize all aspects of the supply chain. RHYTHM's advanced decision support capabilities enable companies to make more timely and better informed planning, scheduling and resource allocation decisions in order to improve throughput, operating efficiency, customer satisfaction and return on assets. The Company is currently extending its suite of supply chain management eBPO products to enable customers to optimize a broader range of enterprise functions, including customer management, product lifecycle management, interprocess planning and strategic planning.

     RHYTHM products are designed to help businesses increase throughput, reduce inventory, decrease cycle times, improve customer delivery date performance and, consequently, enhance return on assets. The Company's software products are also designed to enable customers to reduce costs, increase market share and enhance their competitive advantage. i2's approach to customer relationships is centered on the identification of potential savings and the creation of value for customers. As part of this dedication to providing value for customers, i2 has established a goal of generating more than $50 billion in total value for its customers by the year 2005 through growth and savings. Although RHYTHM is usually deployed as a stand-alone alternative to MRP products, RHYTHM is often implemented in conjunction with, or as a complement to, existing MRP and ERP solutions. RHYTHM's data structures, methodologies and application logic differentiate it from existing solutions in the following ways:

          Integrated Decision Support. RHYTHM's memory-resident, object-oriented design allows for very rapid analysis and response to planning and scheduling issues. RHYTHM identifies production and scheduling problems as circumstances change, proposes optimal solutions and allows for automatic or manual corrective action. i2's software also allows managers to perform real-time simulations which gauge the impact of potential local actions on business processes. The Company believes that this decision support functionality enables customers to better manage business processes to reduce costs, maximize throughput and improve return on assets. In addition, the Company's software enables customers to plan elements of their business processes collaboratively with business partners.

          Accurate Representation of Business Processes. RHYTHM is designed to incorporate a broad range of specific, real-world constraints and thereby enhance the accuracy of business process models and improve their decision-making utility. RHYTHM distinguishes between hard constraints, those which are not subject to change or flexibility (e.g., a machine's maximum rated production capacity), and soft constraints, those which may be altered in order to arrive at an optimal solution (e.g., preferred sources for materials). RHYTHM's incorporation of object-oriented data structures represents a significant advance in the creation of complex business process models.

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

          Global Integration and Advanced Functionality. RHYTHM provides customers with a fully integrated, end-to-end supply chain management solution, from demand forecasting to manufacturing planning, plant scheduling, distribution and transportation. This enables customers to address a broad range of supply chain issues and to gain visibility across their entire supply chains to identify, evaluate and address these issues rapidly and effectively. Additionally, RHYTHM analyzes complex supply/demand interrelationships in order to more accurately represent real-world supply chain mechanics. RHYTHM's architecture is designed to enable easy integration with a broad range of transactional, legacy and other decision support software programs, enabling customers to leverage their investments in these systems. The Company is currently extending its suite of eBPO products to enable customers to optimize a broader range of enterprise functions, including customer management, product lifecycle management, interprocess planning and strategic planning.

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

STRATEGY

     The Company's objectives are to maintain its leadership position in eBPO software, help create significant value for its customers and continue to increase its market share of the supply chain management and related business process optimization markets. The Company's strategy for achieving these objectives is as follows:

          Expand eBPO Product Offerings. i2 believes that it has gained significant experience in supply chain management methodologies through its work with its existing customer base. The Company intends to continue to leverage this experience, together with its expertise in advanced software technology, to extend the scope and depth of its suite of eBPO products to enable customers to optimize a broader range of enterprise functions including customer management, product lifecycle management, interprocess planning and strategic planning. The eBPO suite of products is designed to complement standard ERP solutions. While ERP systems are focused on transaction processing and reporting, eBPO solutions are designed to determine the optimal means of employing assets while simultaneously addressing both supply chain and financial goals.

          Enhance Support for Customers' Internet/e-Commerce Initiatives. The Company's eBPO solutions, particularly its supply chain management software, have enabled traditional and new businesses to reengineer their supply chains to realize the efficiency and effectiveness required by e-commerce initiatives. The Company's software also is designed to support leading Internet/online storefronts. Forrester Research estimates the market for goods and services transacted via e-commerce over the Internet to be as much as $80 billion in 1998 and to increase to as much as $3.2 trillion in 2003. The Company believes it is well positioned to enhance and extend its support of its customers' e-commerce initiatives.

          Expand Expertise in Multiple Targeted Vertical Markets. The Company is focused on selected vertical markets such as High Tech, Automotive, Consumer Goods, Metals, Medical/Pharmaceutical, Paper, Retail and other industries. The Company will continue to leverage the highly flexible nature of the core RHYTHM business process optimization software to develop and maintain its family of pre-configured templates tailored to address the particular requirements of these existing and new targeted vertical markets.

          Invest Aggressively to Build Market Share. The Company has made and continues to make substantial investments to expand its sales and marketing, research and development, consulting and administrative infrastructure. i2 believes that such investments are necessary to increase its market share and to capitalize on the growth opportunities in the emerging eBPO software market.

          Acquire Complementary Businesses, Products and Technologies. The Company believes that certain acquisitions will provide the opportunity to broaden its product offerings and provide more comprehensive decision support and supply chain management solutions. For example, the Company's May 1997 acquisition of Think Systems Corporation and Optimax Systems Corporation significantly extended its capabilities in demand planning and manufacturing scheduling, and its April 1998 acquisition of InterTrans Logistics Solutions Limited significantly extended its capabilities in transportation planning. The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, which complement or expand its business.

          Continue to Develop Collaborative, e-Business Solutions. The Company's Global Decision Support Architecture has been designed to enable RHYTHM to easily access data from a broad range of customer data repositories, enable smoother communications and data translations between RHYTHM and disparate enterprise software systems, provide a multi-dimensional, uniform user interface and enable a greater level of collaborative planning across the Internet and supply chain within and between enterprises. i2 believes that customers must be able to integrate the variety of applications that they use to run their business and that, over time, application integration and collaborative, multi-enterprise planning will be critical to enable customers to derive significant additional value from eBPO.

          Interoperate with a Broad Range of Software Platforms and Applications. The Company believes that most larger companies operate in heterogeneous computing environments, with diverse data repositories, transaction and legacy systems and new Internet/online storefronts. Therefore, the Company's software must be able to interact and interoperate with a broad range of software platforms and products, including particularly the Internet, in order to successfully manage complex, multi-enterprise supply chains. The Company's strategy is to establish and maintain cooperative relationships with a broad range of hardware and software vendors while maintaining platform-neutral, Internet compatible architecture. In this regard, the Company is working together with legacy and ERP vendors such as SAP AG, Oracle Corporation, Baan Company N.V. and PeopleSoft, Inc. to establish and maintain the necessary complex interfaces between the Company's software and such vendor's transaction-based systems. In addition, the Company strives to balance its relationships with platform and transaction system vendors to avoid becoming too closely aligned with any individual vendor.

          Build Strategic Alliances and Broaden Distribution Channels. The Company intends to expand and seek additional strategic relationships with MRP and ERP vendors to integrate RHYTHM with their software products to create joint-marketing opportunities. In addition, the Company intends to augment its sales efforts by establishing and expanding relationships with other complementary business application software vendors and systems consulting and integration firms. The Company is leveraging third-part implementation services with large, international consulting firms such as Andersen Consulting, Deloitte & Touche, Ernst & Young, KPMG Peat Marwick and PricewaterhouseCoopers to enable it to more rapidly penetrate its target market. In addition, the Company has established direct sales offices in international markets and intends to continue to expand its U.S. and international sales forces.

PRODUCTS

     RHYTHM operates as a flexible, integrated solution and is available in single- and multi-site configurations. RHYTHM is currently composed of a supply chain management suite and various extensions.

          RHYTHM Supply Chain Management Suite. The Supply Chain Management suite of products focuses on the basic supply chain backbone. This suite includes Demand Planner, which forecasts demand, Supply Chain Planner, which coordinates and optimizes planning and scheduling scenarios, Factory Planner, which manages complex manufacturing operations, Transportation Planner, which optimizes transportation routes and vehicle loads, Demand Fulfillment, which optimizes delivery date commitments, and Scheduler, which determines the optimum sequence of jobs.

     Available extensions to the Supply Chain Management Suite include the following:

          RHYTHM Active Data Warehouse. Active Data Warehouse serves as a single repository for plans and actual information. It is based upon a common data model implemented in a relational database, linked to a multi-dimensional database for On-Line Analytical Processing (OLAP) reporting.

          RHYTHM Reporter. Various reporting products provide multi-dimensional reporting environments for RHYTHM and packages of predefined reports. These reports include both actual and planned performance reviews.

          RHYTHM Global Collaboration. Global Collaboration enables a company to share product requirements and components with its suppliers. It continuously updates both plans and requirements based upon the inputs of supply chain partners.

          RHYTHM Global Demand Manager. Global Demand Manager supports collaborative forecasting between suppliers and customers. Sales forecasts are generated by the supplier and compared against future requirements calculated by customers.

          RHYTHMLINK. RHYTHMLINK facilitates communication and data exchange between RHYTHM and other applications such as databases, report writers and ERP solutions by using industry accepted standard technologies and interfaces. RHYTHMLINK is designed to enable companies to rapidly integrate and implement the RHYTHM products with its existing information resources.

     All of the Company's current products are available in English and many are available in German, French, Japanese and Spanish.

     In September 1998, the Company announced several products in various stages of development, each of which is being developed to more fully address the business-to-business and business-to-consumer collaboration using new workflow and Internet standards embodied by eBPO. These products are grouped in the following suites:

          RHYTHM Customer Management. The Customer Management suite of products is being designed to facilitate customer sales and provide service support. This suite will focus on customer-specific product configurations by enabling fast, accurate sales quotations as well as the ability to manage diversified product lines. The suite also will optimize a customer's spare parts management strategy.

          RHYTHM Product Lifecycle Management. This suite will plan and optimize product portfolios based on financial objectives, resource constraints, account supply chain data and other product development systems. It will provide integrated information about product lifecycles, demand forecasts, marketing efforts, production capabilities, development time and resource bottlenecks.

          RHYTHM InterProcess Planner. This suite will integrate and optimize processes across other RHYTHM product suites. InterProcess Planner is being designed to optimize other related business processes at any point in time as each business process is optimized.

          RHYTHM Strategy Planner. This suite will consist of simulation tools to support supply chain network design processes such as rationalization of distribution centers, plant closings and service territory assignments. Strategy Planner is being designed for use for periodic strategic planning reviews or to optimize the supply chain when major changes occur, such as mergers or divestitures.

There can be no assurance that the Company will be successful in further developing these or any other new products, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

     During 1998, the sales prices for RHYTHM software packages, other than for two significantly large sales, generally ranged from approximately $100,000 to approximately $10.9 million. The price for an individual RHYTHM product package is determined based upon a number of factors, including the RHYTHM modules and extensions purchased, the number of servers, users and sites in the customer's system, as well as the complexity of the customer's supply chain.

     RHYTHM is a client/server solution which can operate on hardware platforms from Digital Equipment, Hewlett-Packard, IBM and Sun Microsystems using Microsoft's Windows NT operating system or the UNIX variant supported by each hardware platform. RHYTHM is written in C++ language and utilizes a fully object-oriented data structure for representing operations, resources and constraints in supply chains. Once a model is defined, the entire representation is loaded into random access memory ("RAM") and all processing by RHYTHM takes place in RAM. A typical supply chain model implemented in the Company's system may occupy as much as two gigabytes of RAM. RHYTHM reads and writes data to a wide variety of databases and data structures, and is operable in conjunction with a wide variety of ERP systems. The Company believes that the combination of its object-oriented and memory-resident technologies permit RHYTHM to achieve accuracy and speed advantages over traditional planning and scheduling solutions

PRODUCT DEVELOPMENT

     The Company originally introduced its RHYTHM software in 1992 and has subsequently released a number of product enhancements as well as acquired significant products. The Company has adopted a strategy of periodically reinventing its products in order to meet its customers' needs, and strives to ensure that each new generation of RHYTHM is compatible with previous releases. On-going product development efforts are focused on broadening the functionality of RHYTHM to more fully address various eBPO initiatives, including customer management, product lifecycle management, interprocess management and strategic planning.

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

     Research and development expenses have increased significantly in recent periods as the Company has continued to focus on development of new and enhanced products. Research and development expenses were $84.2 million, $52.7 million and $21.9 million in 1998, 1997 and 1996, representing 23.2%, 24.7% and 21.8% of total revenues, respectively.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. The Company has expanded its service and support centers geographically and now has support centers across the U.S. and in Australia, Belgium, Canada, Denmark, France, Germany, India, Japan, Mexico, Singapore, South Africa, Taiwan and the United Kingdom. Accordingly, the Company is committed to continue recruiting and maintaining a high-quality technical support team. The Company's customer service and support activities consist of the following:

     Training. The Company offers an intensive education and training program for its customers and its third-party implementation providers. Classes are offered at in-house facilities at certain of the Company's offices and at customer locations. These classes focus on supply chain management principles as well as the implementation and use of RHYTHM products.

     Consulting. The Company offers its customers on-site consulting services aimed at assisting in the implementation of RHYTHM and integration with the customers' existing systems. The Company receives hourly fees for these services. These consulting services are concentrated on making implementation cost-effective for customers by enabling them to independently perform as many of the integration tasks as possible. The Company also leverages the use of third-party consulting firms to more rapidly penetrate its target market.

     Maintenance and Product Updates. The Company provides ongoing product support services under its license agreements. Maintenance contracts are typically sold to customers for a one-year term at the time of the initial RHYTHM license and may be renewed for additional periods. Under its maintenance agreements with its customers, the Company provides, without additional charge, product updates and enhancements to the RHYTHM products previously purchased by the customer. Customers that do not renew their maintenance agreements but wish to obtain product updates and new version releases are generally required to purchase such items from the Company at market prices. Ongoing support and maintenance services are provided on up to a seven-day week, 24-hour day basis.

SALES AND MARKETING

     The Company markets its software and services primarily through its direct sales organization augmented by other sales channels, including business application software vendors and systems consulting and integration firms. At December 31, 1998, the Company conducted sales and other activities through several offices in the U.S. and additional offices in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Korea, Singapore, South Africa, Taiwan and the United Kingdom. The Company's direct sales organization consists of regionally based sales representatives and sales engineers supported by personnel with experience in the aerospace, apparel, automotive, consumer products, furniture, high-tech, industrial, metals, paper, pharmaceuticals, process, retail and textiles industries.

     The Company currently has joint-marketing agreements with a number of business application software vendors, including Oracle Corporation and System Software Associates, Inc., and several systems consulting and integration firms. These joint-marketing agreements generally provide the vendors with non-exclusive rights to market RHYTHM products and access to marketing materials and product training. Furthermore, the vendors receive a specified commission for license revenues generated by the vendor during the term of the agreement, which commissions vary from zero to 40% of the sales price of the license. By using these indirect sales channels, the Company is seeking to capitalize on the installed base of other software vendors and obtain favorable product recommendations from systems consulting and integration firms, thereby increasing RHYTHM's market coverage. There can be no assurance that any of these joint-marketing and development agreements will be beneficial to the Company or that such relationships will be sustained.

CUSTOMERS

     As of December 31, 1998, the Company had licensed RHYTHM products to over 600 customers since inception. The following is a partial list of companies that have licensed more than $1.0 million of RHYTHM products:

  AUTOMOTIVE/INDUSTRIAL      Samsung                      METALS
  Ford                       ST Microelectronics          Bethlehem Steel
  Navistar                   Siemens Semiconductors       British Steel
                             Silicon Graphics             Broken Hill Proprietary
  CONSUMER ELECTRONICS/      Sun Microsystems             Iscor Limited
  HIGH TECHNOLOGY            Texas Instruments            National Steel
  Acer                       Thomson Consumer             Sidmar
  Altera                     Toshiba                      Timken
  Applied Materials          CONSUMER GOODS               US Steel
  AST Research               3M
  Canon                      British American Tobacco     PAPER
  Casio                      Dole                         CSS Industries
  Compaq Computer            E&J Gallo Winery             Fletcher Challenge
  Dell Computer              Frito-Lay                    Sonoco
  Fujitsu                    Lipton
  Gateway 2000               Sara Lee Knit Products       OTHER
  Hewlett-Packard            Sherwin Williams             Con-Way
  IBM                        Steelcase                    Dresser Rand
  Integrated Device          VF Services                  GE Capital
    Technology                                            GE Plastics
  Iomega                     MEDICAL/PHARMACEUTICAL       Haworth
  Lucent Technologies        Abbott Laboratories          Herman Miller
  Maxtor                     Bristol-Myers Squibb         LFI
  Microage                   Johnson & Johnson Medical    Newport News Shipbuilding
  Motorola                   Medtronic                    Occidental Chemical
  Philips Semiconductors                                  Polimeri
  Quantum                                                 Ryder Logistics

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

COMPETITION

     The markets in which the Company operates are highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Competitors include: (i) enterprise resource application software vendors such as SAP AG, PeopleSoft, Inc., Oracle Corporation and Baan Company, N.V., each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate applications competitive with the Company's products; (ii) supply chain software vendors including Manugistics Group, Inc. and Logility, Inc.; (iii) other business application software vendors which may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products for mainframe and/or mid-range computer systems.

     In connection with specific customer solicitations, a number of ERP vendors have from time to time jointly marketed the Company's products as a complement to their own systems. The Company believes that as its market share increases, and as the ranges of products offered by the Company and these ERP vendors expand and increasingly overlap, relationships which were cooperative in the past will become more competitive, thereby increasing the overall level of competition the Company faces. Specifically, in 1997, the Company and SAP AG terminated a license and distribution agreement, and SAP AG is currently marketing a suite of advanced planning and scheduling products which may compete directly with RHYTHM. The Company believes that additional ERP vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules, and at least two other ERP vendors have recently acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

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

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses RHYTHM products to end users in object code (machine-readable) format, and the Company's license agreements generally allow the use of RHYTHM products solely by the customer for internal purposes without the right to sublicense or transfer the RHYTHM products. However, the Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the U.S. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company resells certain software which it licenses from third parties, and may in the future resell other software of third parties. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain or obtain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1998, the Company had 2,244 full-time employees, including 743 primarily engaged in research and development activities and 564 engaged in sales and marketing activities. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by collective bargaining units and the Company has never experienced a work stoppage. The Company believes that its employee relations are very good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

     Our Financial Results May Vary Significantly from Quarter to Quarter. Our operating results have varied significantly from quarter to quarter in the past and will continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Factors that could affect our quarterly operating results include:

     - Volume and timing of customer orders;

     - Length of the sales cycle;

     - Customer budget constraints;

     - Announcement or introduction of new products or product enhancements by us or our competitors;

     - Changes in prices of our products and those of our competitors;

     - Foreign currency exchange rate fluctuations;

     - Mix of direct and indirect sales;

     - Changes in our strategic relationships; and

     - Changes in our business strategy.

     Furthermore, customers may defer or cancel their purchases of our products if they experience a downturn in their business or if there is a downturn in the general economy.

     We will continue to determine our investment and expense levels based on our expected future revenues. A significant portion of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results and net income are likely to be adversely and disproportionately affected. In addition, we may reduce our prices or accelerate our investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. Our revenues may not grow at historical rates in future periods, or they may not grow at all. Because of this, we may not maintain positive operating margins in future quarters.

     We experience seasonal fluctuations in our operating results. Historically, our operating results have tended to be strongest in the fourth quarter of the year and to increase only modestly in the first quarter of the following year. We believe that our seasonality is due to the calendar year budgeting cycles of many of our customers and our compensation policy that rewards sales personnel for achieving annual revenue quotas. In future periods, we expect that these seasonal trends may cause first quarter operating results to remain consistent with, or decrease from, the level achieved in the preceding quarter.

     We Depend on Significant Individual Sales. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. For example, in the second, third and fourth quarters of 1998 and each quarter of 1997 and 1996, one or more customers each accounted for at least 15% of our total software license revenues in that quarter. If in any future period we fail to close one or more substantial license sales that have been targeted to close in that period, our operating results for that period could be materially affected. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we may experience significant variations in our license revenues and results of operations if we incur any delays in customer orders.

     Our Markets are Highly Competitive. The markets for our products are highly competitive. Our competitors offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Our competitors include:

     - Enterprise resource application software vendors such as SAP AG, PeopleSoft, Inc., Oracle Corporation and Baan Company, N.V. Each of these vendors currently offers sophisticated enterprise resource planning solutions that currently or may in the future incorporate applications competitive with our products;

     - Supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.;

     - Business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software;

     - Corporate information technology departments which may develop their own advanced planning and scheduling software; and

     - Companies offering standardized or customized products for mainframe and/or mid-range computer systems.

     Historically, a number of enterprise resource planning vendors have jointly marketed our products as a complement to their own systems. However, as we increase our market share and expand our product offerings, and as enterprise resource planning vendors expand their own product offerings, we believe our relationships with these vendors will become more competitive. Specifically, in 1997, our license and distribution agreement with SAP AG was terminated, and SAP AG is currently marketing a suite of advanced planning and scheduling products which may compete directly with RHYTHM. We believe that other enterprise resource planning vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules. At least two other enterprise resource planning vendors have acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

     Relative to us, many of our competitors have:

     - Longer operating histories;

     - Significantly greater financial, technical, marketing and other resources;

     - Greater name recognition;

     - A broader range of products to offer; and

     - A larger installed base of customers.

In addition, we expect to experience increasing price competition as we compete for market share. We may not be able to compete successfully with our existing or new competitors. If we experience increased competition, it may have a damaging effect on our business, operating results and financial condition.

     We May Not be Able to Manage our Growth. Our business has grown rapidly in recent years. Revenues have increased to $361.9 million in 1998 from $213.7 million in 1997 and from $100.5 million in 1996. Our employee count has increased to 2,244 at December 31, 1998 from 1,191 at December 31, 1997 and from 721 at December 31, 1996. We have also increased the scope of our operating and financial systems and the geographic distribution of our operations and customers. Our management and operations have been strained by this growth and will continue to be strained should rapid growth continue. Our officers and other key employees must continue to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. If they fail to do so, our future operating results will be adversely affected. We may not be able to manage future expansion successfully, and our inability to do so would damage our business, operating results and financial condition.

     We Face Risks of a Developing Market. We currently derive a substantial portion of our revenues from licenses for supply chain management software and related services. However, we are investing significant resources in developing and marketing broader functionality for eBPO solutions, such as customer management, product lifecycle management, interprocess planning and strategic planning. The market for this broader functionality may not develop, competitors may develop superior products or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously damage our business, operating results and financial condition.

     We Have Significant Product Concentration. We currently derive substantially all of our revenues from RHYTHM licenses and related services. RHYTHM-related revenues, including maintenance and consulting contracts, will continue to account for substantially all of our revenues for the foreseeable future. As a result, our future operating results will depend upon continued market acceptance of RHYTHM and enhancements thereto. RHYTHM may not achieve continued market acceptance. Competition, technological change or other factors could decrease demand for, or market acceptance of, RHYTHM. Any decrease in demand or market acceptance would have a damaging effect on our business, operating results and financial condition.

     Our Market Experiences Rapid Technological Change. Enterprises are increasing their focus on decision support for business process optimization challenges. As a result, they are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors in our market continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products and enhancements. We must continue to enhance our current product line and develop and introduce new products that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others or if our new products or product enhancements do not achieve market acceptance, our business, operating results and financial condition could be seriously damaged.

     We Must Integrate our Recent Acquisitions. In April 1998, we acquired InterTrans Logistics Solutions Limited ("ITLS"). In May 1997, we acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax"). The success of these acquisitions will depend primarily on our ability to:

     - Retain, motivate and integrate the acquired personnel;

     - Integrate multiple information systems; and

     - Integrate acquired software with RHYTHM.

We may encounter difficulties in integrating our operations and products with those of ITLS, Think or Optimax. We may not realize the integration benefits we anticipated when we made these acquisitions. Our failure to successfully integrate our operations and products with those of ITLS, Think and Optimax could seriously damage our business, operating results and financial condition.

     We May Make Future Acquisitions or Enter Into Joint Ventures. In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to integrate any acquired business, products or technologies with our existing operations. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.

     Our International Operations Expose Us to Risks. We derived approximately 20%, 31% and 22% of our total revenues in 1998, 1997 and 1996, respectively, from customers located outside of the U.S. To continue our growth and profitability, we will need to expand our sales in international markets. Further penetration of international markets will require us to expand our existing foreign operations, to establish additional foreign operations and to translate our software and manuals into additional foreign languages. Expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. If we are unable to expand our international operations or translate our software and manuals into foreign languages in a timely manner, our further penetration of international markets would be limited and our business, results of operations and financial condition could be adversely affected.

     Our international operations are subject to risks inherent in international business activities, including:

     - Difficulty in staffing and managing geographically disparate operations;

     - Longer accounts receivable payment cycles in certain countries;

     - Compliance with a variety of foreign laws and regulations;

     - Unexpected changes in regulatory requirements;

     - Overlap of different tax structures;

     - Greater difficulty in safeguarding intellectual property;

     - Import and export licensing requirements;

     - Trade restrictions;

     - Changes in tariff rates; and

     - General economic conditions in international markets.

In particular, countries in the Asia-Pacific and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect the demand for our products, the U.S. dollar value of our foreign currency denominated sales and, ultimately, our business, operating results and financial condition.

     We May Experience Currency Fluctuations. To date, our international operations revenues have primarily been denominated in U.S. dollars. The majority of our international operations expenses and some sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. As our international operations expand, our exposure to exchange rate fluctuations will increase as we use an increasing number of foreign currencies. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations. Despite these hedging programs, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. While these gains and losses have not been material to date, they may have a damaging effect on our business, results of operations or financial condition in future periods.

     Risks Associated with Strategic Relationships. From time to time, we have collaborated with other companies, including Oracle Corporation and System Software Associates, Inc., in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, most of our current and potential strategic partners are either actual or potential competitors with us. In addition, some of our relationships have failed to meet expectations. For instance, our license and distribution relationship with SAP AG was terminated in 1997, and SAP AG is currently marketing a suite of products which may compete directly with RHYTHM. Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We may not be able to enter into successful new strategic relationships in the future.

     We Depend Upon our Key Personnel. We rely upon the continued service of a relatively small number of key technical and senior management personnel. However, only a few of these individuals have employment agreements with us. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical and managerial personnel. In the past, we have had difficulty recruiting qualified personnel. We may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Kanna (Ken) N. Sharma, our Vice-Chairman of the Board and Executive Vice President, has been diagnosed with a brain tumor. While Mr. Sharma is currently providing services to the Company, he may not be able to continue to do so in the future. If we lose any of our key technical and senior management personnel or if we are unable to attract and retain additional qualified personnel, our business, operating results and financial condition could be seriously damaged.

     We May be Unable to Protect our Intellectual Property and Proprietary Rights. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products exists. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

     The number of products and competitors in our industry segment continues to grow and the functionality of products in different industry segments are increasingly overlapping. As a result, we may increasingly be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or the loss or deferral of sales or require us to enter into royalty or licensing agreements. If we are required to enter into royalty or licensing agreements, they may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could seriously damage our business, operating results and financial condition.

     We resell certain software which we license from third parties. In the future, we may continue this practice. Third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain, any of these software licenses could delay or reduce our product shipments until equivalent software could be identified, licensed and integrated. Any delay or reduction in product shipments could damage our business, operating results and financial condition.

     Our Software Products May be Incompatible with New Platforms. RHYTHM is a client/server solution which can operate on hardware platforms from Digital Equipment (recently acquired by Compaq Computer), Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft. RHYTHM can access data from most widely used SQL (structured query language) databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to port RHYTHM to those platforms in order to remain competitive. Such platforms may not be architecturally compatible with RHYTHM's software product design, and we may not be able to port RHYTHM to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to port to new platforms that achieve significant market acceptance would seriously damage our business, operating results and financial condition.

     Our Software is Complex and May Contain Undetected Errors. Our software programs are complex and may contain undetected errors or "bugs." Despite our testing, bugs may be discovered only after our product has been installed and used by customers. We have on occasion experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, any of which could seriously damage our business, operating results and financial condition.

     Pending Releases of New Products May Cause Purchasing Delays. Customers may delay their purchasing decisions in anticipation of new or enhanced RHYTHM products or products of competitors. Delays in customer purchasing decisions could have a material adverse effect on our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases, could seriously damage our business, operating results and financial condition.

     We Depend on our Technical and Implementation Personnel. Our technical sales personnel typically support RHYTHM sales. Our ability to expand sales and enter into new vertical markets could be affected by a shortage of qualified technical sales support personnel. We depend on our trained implementation personnel or those of independent consultants to implement RHYTHM. A shortage in the number of trained implementation personnel could limit our ability to implement our software on a timely and effective basis. Delayed or ineffective implementation of our software may limit our ability to expand our revenues and may result in customer dissatisfaction and damage to our reputation. Any of these events could seriously damage our business, operating results and financial condition.

     Year 2000 Risks May Affect Us. Many older computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. We believe that current versions of our software products are Year 2000 compliant. However, some customers may be running earlier versions of the software products developed by companies we have acquired that are not Year 2000 compliant, and we are encouraging such customers to migrate to current product versions. Moreover, our products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. We may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with our products or issues arising from the integration of multiple products within an overall system. We have not been a party to any litigation or arbitration proceeding to date involving our products or services and related to Year 2000 issues. However, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability for Year 2000-related damages could damage our business, operating results and financial condition. We believe that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase our products. Any of the foregoing could damage our business, operating results and financial condition.

     We May Become Subject to Product Liability Claims. Our license agreements with customers typically contain provisions designed to limit our exposure to product liability claims. However, these contract provisions may not preclude all potential claims. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could damage our reputation and business, operating results and financial condition.

     Possible Volatility of Price of Common Stock. The market price of our Common Stock has been volatile in the past and may be volatile in the future. The market price of the Common Stock may be significantly affected by the following factors:

     - Quarterly variations in our results of operations;

     - Our announcement of new products or product enhancements or similar announcements by our competitors;

     - Our technological innovations or those of our competitors; and

     - General market conditions or market conditions specific to particular industries.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely due to events unrelated to their operating performance. These fluctuations may adversely affect the market price of the Common Stock.

     Our Executive Officers Have Voting Control. As of December 31, 1998, our executive officers beneficially owned approximately 55% of our outstanding Common Stock. As a result, these stockholders, acting in concert, could control all matters submitted to our stockholders for a vote, including the election of directors and the approval of mergers and other business combination transactions. Sanjiv S. Sidhu, Chairman of the Board and Chief Executive Officer, Kanna (Ken) N. Sharma, Vice Chairman of the Board, Executive Vice President and Secretary and Sandeep (Sandy) R. Tungare, President, Demand Management, constitute three of the five members of our Board of Directors. Consequently, they have significant influence in directing the actions of the Board of Directors.

     We Have Anti-Takeover Provisions. Provisions of our Certificate of Incorporation and Bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law which restricts certain business combinations with interested stockholders. The combination of these provisions may have the effect of inhibiting a non-negotiated merger or other business combination.

ITEM 2. PROPERTIES

     The Company's primary offices are located in approximately 121,000 square feet of space in Irving, Texas and approximately 73,000 square feet in Dallas, Texas under leases expiring in October 2000 and July 2003, respectively. The Company also leases space for its other offices in the United States, Australia, Belgium, Canada, Denmark, France, Germany, India, Japan, Singapore, South Africa, Taiwan and the United Kingdom. These leases expire at various dates through 2003.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded publicly on the Nasdaq National Market under the symbol "ITWO". The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                                               HIGH      LOW
                                                              ------    ------
Fourth quarter of 1998......................................  $31 15/16 $ 9 1/4
Third quarter of 1998.......................................   42 1/4    12 5/8
Second quarter of 1998......................................   40        27
First quarter of 1998.......................................   32 13/16  25 1/16

Fourth quarter of 1997......................................  $27 13/16 $20 1/8
Third quarter of 1997.......................................   28        15 3/4
Second quarter of 1997......................................   25        13
First quarter of 1997.......................................   22 7/8    12 7/8

     As of February 1, 1999, there were 71,792,000 shares of the Common Stock outstanding held by approximately 570 holders of record.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors.

     During 1998, the Company issued an aggregate 2,318,444 shares of its Common Stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $6.06 per share) under the Company's stock option plans which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 14 of this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                            1994(1)    1995       1996       1997       1998
                                            -------   -------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Software licenses.......................  $11,178   $24,162   $ 61,073   $139,798   $230,961
  Services................................    5,013    10,837     30,515     53,437     88,972
  Maintenance.............................    1,168     3,462      8,881     20,457     41,983
                                            -------   -------   --------   --------   --------
          Total revenues..................   17,359    38,461    100,469    213,692    361,916
                                            -------   -------   --------   --------   --------
Costs and expenses:
  Cost of software licenses...............      366       390        260      2,744      7,959
  Cost of services and maintenance........    3,196     7,601     21,761     46,004     76,020
  Sales and marketing.....................    4,780    10,487     35,182     73,526    121,978
  Research and development................    3,644     8,503     21,886     52,741     84,151
  General and administrative..............    2,188     5,286     10,425     21,810     33,845
  In-process research and development and
     acquisition-related expenses(2)......       --        --      1,133      9,306      7,618
                                            -------   -------   --------   --------   --------
          Total costs and expenses........   14,174    32,267     90,647    206,131    331,571
                                            -------   -------   --------   --------   --------
Operating income..........................    3,185     6,194      9,822      7,561     30,345
Other income (expense), net...............     (127)     (167)     1,681      3,353      6,917
                                            -------   -------   --------   --------   --------
Income before income taxes................    3,058     6,027     11,503     10,914     37,262
Provision for income taxes................    1,306     2,054      4,705      6,916     17,279
                                            -------   -------   --------   --------   --------
Net income................................  $ 1,752   $ 3,973   $  6,798   $  3,998   $ 19,983
                                            =======   =======   ========   ========   ========
Net income per share......................  $  0.04   $  0.09   $   0.12   $   0.06   $   0.29
                                            =======   =======   ========   ========   ========
Net income per share, assuming dilution...  $  0.03   $  0.07   $   0.10   $   0.06   $   0.26
                                            =======   =======   ========   ========   ========
Weighted average common shares
  outstanding.............................   41,940    43,538     58,000     62,652     70,004
Weighted average common shares
  outstanding, assuming dilution..........   53,178    58,752     65,974     70,932     76,388

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                            1994(1)   1995(1)     1996       1997       1998
                                            -------   -------   --------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $ 4,066   $ 8,122   $ 59,421   $141,971   $154,878
Working capital...........................    1,814     7,408     64,028    161,041    191,344
Total assets..............................   11,366    28,251    111,789    250,263    339,224
Total stockholders' equity................    2,598    10,378     75,214    183,760    234,975

------------

(1) The consolidated statement of income data for the year ended December 31, 1994 and the consolidated balance sheet data at December 31, 1994 and 1995 are derived from unaudited consolidated financial statements.

(2) During 1997 and 1998, the Company incurred approximately $9.3 million and $7.6 million in certain acquisition-related expenses, including $4.6 million and $4.7 million of write-offs of in-process research and development, respectively. The remaining costs included investment banking, legal and accounting fees and expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements of the plans, objectives, expectations and intentions of i2 Technologies, Inc. (the "Company"). Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The forward-looking statements in this discussion and analysis are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results" sets forth certain factors that could cause actual future results of the Company to differ materially from those statements.

OVERVIEW

     i2 is the leading provider of client/server-based eBPO software products for supply chain management and related business process optimization applications. i2's advanced supply chain management solutions include demand forecasting, raw materials procurement, work-in-process, distribution and transportation planning, optimization and collaboration within and between enterprises. i2 has enabled businesses to re-engineer their supply chains to realize significant increases in revenues, reductions in expenses and reductions in asset investments by improving the efficiency and effectiveness of determining when, where, what and how much to buy, make, move, store and sell. As the Internet becomes an increasingly significant global medium for business-to-business and business-to-consumer online commerce, existing and new businesses in a wide variety of vertical markets are seeking to capitalize on this growth. The Company believes its software enables its customers to benefit from the growth of the Internet by supporting new Internet/online storefronts and enabling re-engineering of supply chains to facilitate e-commerce transactions.

     Since inception, the Company has significantly increased its investment in sales and marketing, service and support, research and development and general and administrative personnel and infrastructure. As a result of these investments, together with the increasing awareness of the benefits of supply chain management in general and increased market acceptance of the Company's products in particular, the Company's revenues in 1998, 1997 and 1996 were substantially higher than the levels achieved in prior years. In order to capture additional market share, the Company expects to continue to increase staffing levels and incur additional associated costs in future periods through both direct efforts and potential acquisitions. However, there can be no assurance that the Company's revenues will grow in future periods or that the Company will maintain the substantial growth rates in revenues it realized in 1998, 1997 and 1996.

     The sales cycle for the Company's products is typically six to nine months, and license revenues for a particular period are substantially dependent on orders received and software functionality delivered in that period. Furthermore, the Company has experienced, and expects to continue to experience, significant variation in the size of individual sales. As a result of these and other factors, the Company's results have varied significantly in the past and are likely to be subject to significant fluctuations in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily indicative of the results to be expected for any future period.

     From time to time, the Company has selectively acquired complementary businesses, products and technologies. The Company's consolidated financial statements periodically have been restated to reflect the pooling accounting treatment of certain of these transactions. In May 1997, the Company acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax") for 7.7 million and 2.7 million shares of Common Stock, respectively. Each acquisition was accounted for as a pooling of interests. In April 1998, the Company acquired InterTrans Logistics Solutions Limited ("ITLS") for 3.3 million shares of Common Stock in a transaction accounted for as a pooling of interests. The Company acquired certain other businesses in 1998 for an aggregate purchase price of $9.2 million, which included cash, stock, assumed liabilities and acquisition costs in transactions accounted for using the purchase accounting method.

     All share and per share amounts included in this Form 10-K have been adjusted to reflect a two-for-one split of the Common Stock effected as a dividend on June 2, 1998.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of income:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1997     1998
                                                               ----     ----     ----
Revenues:
  Software licenses.........................................   60.8%    65.4%    63.8%
  Services..................................................   30.4     25.0     24.6
  Maintenance...............................................    8.8      9.6     11.6
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Costs and expenses:
  Cost of software licenses.................................    0.2      1.3      2.2
  Cost of services and maintenance..........................   21.7     21.5     21.0
  Sales and marketing.......................................   35.0     34.4     33.7
  Research and development..................................   21.8     24.7     23.2
  General and administrative................................   10.4     10.2      9.4
  In-process research and development and
     acquisition-related expenses...........................    1.1      4.4      2.1
                                                              -----    -----    -----
          Total costs and expenses..........................   90.2     96.5     91.6
                                                              -----    -----    -----
Operating income............................................    9.8      3.5      8.4
Other income, net...........................................    1.7      1.6      1.9
                                                              -----    -----    -----
Income before income taxes..................................   11.5      5.1     10.3
Provision for income taxes..................................    4.7      3.2      4.8
                                                              -----    -----    -----
Net income..................................................    6.8%     1.9%     5.5%
                                                              =====    =====    =====

  Revenues

     The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. For periods prior to December 31, 1997, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1998. In 1999, software license revenues will be recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions." The Company believes it is currently in compliance with SOP 97-2, as modified by SOP 98-9. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Total revenues increased 69.4% to $361.9 million in 1998 from $213.7 million in 1997, and increased 112.7% in 1997 from $100.5 million in 1996. The Company currently derives substantially all of its revenues from licenses associated with its RHYTHM suite of software products as well as related services and maintenance. The Company expects that revenues from the expanded suite of RHYTHM products will continue to account for substantially all of the Company's revenues in the foreseeable future. As a result of the Company's dependence on the continued market acceptance of the RHYTHM suite of products and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

     Software Licenses. Revenues from software licenses increased 65.2% to $231.0 million in 1998 from $139.8 million in 1997, and increased 128.9% in 1997 from $61.1 million in 1996. Software license revenues constituted 63.8%, 65.4% and 60.8% of total revenues in 1998, 1997 and 1996, respectively. The significant increases in the dollar amount of software license revenues were primarily due to an increased customer awareness of the benefits derived from deploying the Company's decision-support solutions, a substantial investment in the Company's infrastructure to support the growing demand for the Company's products and continued strength in key targeted vertical markets. To date, sales of software licenses have principally been derived from direct sales to customers. Although the Company believes that direct sales will continue to account for the majority of software license revenues, the Company's strategy is to continue to increase the level of indirect sales activities. The Company expects that sales of its software products through sales alliances, distributors, resellers and other indirect channels will continue to increase as a percentage of software license revenues. However, there can be no assurance that the Company's efforts to expand indirect sales will be successful.

     Services. Revenues from services increased 66.5% to $89.0 million in 1998 from $53.4 million in 1997, and increased 75.1% in 1997 from $30.5 million in 1996. Service revenues constituted 24.6%, 25.0% and 30.4% of total revenues in 1998, 1997, and 1996, respectively. The significant increases in the dollar amount of service revenues were primarily due to the significant increase in the number of RHYTHM licenses sold and a significant investment in the Company's consulting organization as a result of the increased demand for the Company's products. The increases were also due to an increase in the use of third-party consultants to provide implementation services to the Company's customers, which has allowed the Company to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis based upon the demand for implementation, training and consulting services.

     Maintenance. Revenues from maintenance increased 105.2% to $42.0 million in 1998 from $20.5 million in 1997, and increased 130.3% in 1997 from $8.9 million in 1996. Maintenance revenues constituted 11.6%, 9.6% and 8.8% of total revenues in 1998, 1997 and 1996, respectively. The significant increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. The Company expects that maintenance revenues both in dollar amount and as a percentage of total revenues will continue to increase from the levels achieved in 1998.

     Concentration of Revenues. During 1996, one customer accounted for approximately 11% of total revenues. While on an annual basis, no individual customer accounted for more than 10% of total revenues in 1998 or 1997, the Company generally derives a significant portion of its software license revenues in each quarter from a small number of relatively large sales. For example, in the second, third and fourth quarters of 1998 and in each quarter of 1997, one or more customers each accounted for at least 15% of total software license revenues. While the Company believes that the loss of any of these particular customers would not have a material adverse effect upon the Company's business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could have a material adverse effect on the Company's operating results for that period.

     International Revenues. The Company recognized $73.2 million, $66.7 million and $21.8 million of revenues from international sources in 1998, 1997 and 1996, representing approximately 20%, 31% and 22% of total revenues, respectively. The Company's revenues from international sources were primarily generated from customers located in Asia-Pacific, Canada and Europe. In 1998, 1997 and 1996, revenues from customers located in Europe accounted for approximately 11%, 16% and 11% of total revenues, respectively. The decrease in revenues from international sources as a percentage of total revenues in 1998 was primarily due to the strength of sales efforts in the U.S., reorganization of the Company's international management team which resulted in a lower than expected level of sales execution, and overall weakness in certain international economies, primarily in the Asia-Pacific region, resulting in decreased levels of customer spending in those markets. The Company believes that continued growth and profitability will require further expansion of its sales in international markets. In order to successfully increase international sales, the Company has utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

  Costs and Expenses

     Cost of Software Licenses. Cost of software licenses consists primarily of
(i) commissions paid to third parties in connection with joint marketing and other related agreements; (ii) royalty fees associated with third-party software included with the sales of RHYTHM; (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $8.0 million, $2.7 million and $260,000 in 1998, 1997 and 1996, representing 3.5%, 2.0% and 0.4% of software license revenues, respectively. The increases in cost of software licenses were primarily due to an increase in commissions paid to third parties in connection with joint marketing and other related agreements. The Company expects cost of software licenses to vary in the future depending upon the amount of commissions due to other third parties in connection with joint marketing and other related agreements and the amount of royalty fees associated with third-party software included with the sales of RHYTHM.

     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of personnel costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance was $76.0 million, $46.0 million, and $21.8 million in 1998, 1997 and 1996, representing 58.1%, 62.3% and 55.2% of total services and maintenance revenues, respectively. The dollar increases in cost of services and maintenance were due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. In addition, consulting and support centers were established and expanded in Europe, Canada and Asia-Pacific in the last few years. The Company expects to continue to increase the number of its consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. Consequently, the cost of services and maintenance as a percentage of total services and maintenance revenues may increase in the future. To the extent that the Company's license sales do not increase at anticipated rates, the hiring of additional personnel could adversely affect the Company's gross margins.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $122.0 million, $73.5 million and $35.2 million in 1998, 1997 and 1996, representing 33.7%, 34.4% and 35.0% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were due to continued expansion of the Company's direct sales force, increased sales commissions as a result of the higher revenue levels, continued investment in strengthening the Company's international selling presence, and increased marketing and promotional activities as a result of the Company's expanded suite of products. The Company expects these types of expenses will continue to increase in the foreseeable future.

     Research and Development. Research and development expenses include personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expenses were $84.2 million, $52.7 million and $21.9 million in 1998, 1997 and 1996, representing 23.2%, 24.7% and 21.8% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred to support the Company's growing strategic product footprint. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to invest in developing new products, applications and product enhancements for new and existing vertical markets.

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS 86"), software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization under FAS 86 have been insignificant, and therefore, the Company has not capitalized any such costs.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company and the fees and expenses associated with legal, accounting and other services. General and administrative expenses were $33.8 million, $21.8 million and $10.4 million in 1998, 1997 and 1996, representing 9.4%, 10.2% and 10.4% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of the Company's business during these periods. The decreases in general and administrative expenses as a percentage of total revenues were primarily due to the increase in revenues and the Company's ability to leverage its base of resources to support a larger organization. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     In-Process Research and Development and Acquisition-Related Expenses. From time to time, the Company has sought to expand the depth of its current product offerings through various technology or business acquisitions. Some of these business combinations involve technology that is not yet determined to be technologically feasible and has no alternative future use in its current stage of development at the acquisition date. In such instances, in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon acquisition. Further, the final purchase price on certain transactions is ultimately dependent upon future events such as payouts based on the attainment of future revenue targets for the acquired products or technologies. Such future earnouts, if any, may be considered additional cost of the acquired company and would be allocated based on the initial valuation of the acquired and in-process technologies and resulting purchase price allocation.

     In 1997, the Company incurred approximately $9.3 million in certain acquisition-related expenses in connection with business combinations, of which $4.6 million represents the write-off of in-process research and development. The remaining costs primarily consisted of investment banking, legal and accounting fees and expenses. In 1998, the Company incurred a total of approximately $7.6 million in certain acquisition-related expenses in connection with business combinations, of which $4.7 million represents the write-off of in-process research and development. The remaining costs primarily consisted of investment banking, legal and accounting fees and expenses.

  Other Income, Net

     Other income, net consists primarily of interest income on short-term investments and overnight repurchase agreements offset by interest expense, if any. Other income, net was $6.9 million, $3.4 million and $1.7 million in 1998, 1997 and 1996, representing 1.9%, 1.6% and 1.7% of total revenues, respectively. The increases in the dollar amount of other income, net were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the public offerings of Common Stock in 1997 and 1996.

  Provision for Income Taxes

     The Company recorded income tax expense of $17.3 million, $6.9 million and $4.7 million in 1998, 1997 and 1996, respectively. The Company's effective income tax rates were 46.4%, 63.4% and 40.9% in 1998, 1997 and 1996, respectively. The fluctuations in the Company's effective income tax rate is primarily due to the non-deductibility of certain of the in-process research and development and acquisition-related expenses. Excluding the effects of the in-process research and development and acquisition-related expenses, the Company's effective tax rate was 38.5%, 34.2% and 37.2%, in 1998, 1997 and 1996, respectively.

  Net Income Per Share

     The Company's net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This method requires calculation of both net income per share and net income per share, assuming dilution. Net income per share excludes the dilutive effect of common stock equivalents such as stock options, while net income per share, assuming dilution includes such dilutive effects. Future shares outstanding will be impacted by the following factors: (i) the ongoing issuance of Common Stock associated with stock option exercises; (ii) the issuance of Common Stock associated with the Company's employee stock purchase program; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of Common Stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of Common Stock, or equivalents thereto, to effect future corporate transactions, including business combinations, should the Company enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations and met its capital expenditure requirements primarily through cash flows from operations and sales of equity securities. Cash flows from operations were $25.0 million, $7.9 million and $8.0 million in 1998, 1997 and 1996, respectively. Operating cash flows increased in 1998 as compared to 1997 primarily due to an increase in net income, deferred revenues and the tax benefit from stock option activity, offset by an increase in accounts receivable. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under the Company's stock plans. Operating cash flows decreased in 1997 as compared to 1996 primarily due to an increase in accounts receivable partially offset by increases in the tax benefit from stock option activity, accrued liabilities and accrued compensation and related expenses.

     Accounts receivable, net of allowance for doubtful accounts, increased to $126.0 million at December 31, 1998 from $75.0 million at December 31, 1997, primarily due to strong fourth quarter revenues in 1998. Accounts receivable can fluctuate for a variety of reasons, including (i) the amount and timing of revenues earned; (ii) the Company's collection experience; (iii) the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the U.S.; and (iv) the number of large sales for which some amounts may not be due upon execution of the contract. The Company believes that the allowance for doubtful accounts at December 31, 1998 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of the Company's accounts receivable are derived from sales of large licenses, often to new customers with whom the Company does not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables that are later determined to be uncollectible, particularly if one or more large receivables become uncollectible.

     Cash used in investing activities was $101.5 million for 1998 as compared to $16.1 million for 1997. Cash used in investing activities was higher in 1998 than in 1997 primarily due to the investment of the net proceeds from the December 1997 public offering of Common Stock. At the end of 1997, the proceeds from that offering were invested primarily in financial instruments classified as cash equivalents.

     Cash provided by financing activities was $10.6 million for 1998 as compared to $94.3 million for 1997. Cash provided by financing activities for 1997 includes the Company's net proceeds of $89.4 million from its December 1997 public offering of Common Stock. Cash provided by financing activities for 1996 includes the Company's net proceeds of $43.7 million from its May 1996 initial public offering of Common Stock.

     At December 31, 1998, the Company had $191.3 million of working capital, including $154.9 million in cash, cash equivalents and short-term investments as compared to $161.0 million of working capital as of

December 31, 1997, including $142.0 million in cash, cash equivalents and short-term investments. At December 31, 1998, the Company did not have any material commitments for capital expenditures.

     The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital, depending on the amount, timing and nature of the consideration to be paid.

     In October 1998, the Company entered into a one-year, $15.0 million revolving credit agreement. The revolving credit agreement is not subject to a borrowing base limitation and borrowings under the agreement bear interest at various customary market rates. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on behalf of the Company, $6.7 million of which were outstanding at December 31, 1998. This facility contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. At December 31, 1998, there were no borrowings outstanding under this agreement.

     The Company believes that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. The Company is currently considering various alternatives for obtaining additional equity or debt financing. Any material acquisitions of complementary businesses, products or technologies could require the Company to obtain such financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

YEAR 2000 ISSUES

     Many older computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Based on the Company's assessment, the Company believes that its current versions of its software products are Year 2000 compliant. However, the Company believes some customers are running earlier versions of the software products developed by acquired companies that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. The Company may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with the Company's products or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's plan to resolve Year 2000 issues includes assessment, remediation and testing of internal management and other information systems. The completed assessment indicated that a portion of the

Company's information systems could be affected. As of December 31, 1998, remediation and testing of such systems was 75% complete with an expected completion date of September 30, 1999; however, system compliance testing will continue in conjunction with the Company's overall information systems initiatives throughout 1999. Areas being addressed include reviews of the Company's telephone and voice mail systems, security systems and other office support systems. No information technology initiatives have been deferred by the Company as a result of its Year 2000 project. In 1998, the Company incurred approximately $50,000 of expenses related to correction of Year 2000 issues. The Company currently expects to incur expenses of approximately $250,000 during 1999 in connection with the correction of Year 2000 issues. Such expenses are being funded through operating cash flows, and are expected to be less than 2.5% of the Company's information technology budget for 1999.

     Management of the Company believes that an effective plan is in place to resolve the Year 2000 issues in a timely manner. Although the Company has not yet completed all necessary phases of its Year 2000 program, the Company does not believe that material exposure to significant business interruption exists as a result of Year 2000 compliance issues or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 plan. The Company intends to evaluate the status of completion throughout 1999 to determine whether such a plan is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Foreign Exchange. The Company's revenue originating outside the U.S. in 1998, 1997 and 1996 was 20%, 31% and 22% of total revenues, respectively. Revenues generated from the European region in 1998, 1997 and 1996 was 11%, 16% and 11% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998, 1997 and 1996 was not material.

     Interest Rates. The Company invests its cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

     Interest income on the Company's investments is carried in "Other income, net." The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, the Company intends to liquidate such securities within one year. The weighted-average interest rate on investment securities at December 31, 1998 was 5.3%. The fair value of securities held at December 31, 1998 was $128.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1 -- Election of Directors," "Executive Compensation -- Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                            PAGE
                                                                            ----
              Report of Independent Auditors..............................   F-1
              Covered by Report of Independent Auditors:
              Consolidated Balance Sheets at December 31, 1997 and 1998...   F-2
              Consolidated Statements of Income for the years ended
              December 31, 1996, 1997 and 1998............................   F-3
              Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1996, 1997 and 1998................   F-4
              Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1997 and 1998............................   F-5
              Notes to Consolidated Financial Statements (except Notes 12
              and 13).....................................................   F-6
              Not Covered by Report of Independent Auditors:
              Notes 12 and 13 of the Notes to Consolidated Financial
              Statements..................................................  F-18
        2.    Consolidated Financial Statement Schedules:
              Schedule II -- Valuation and Qualifying Accounts............   S-1
              Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
              Exhibits. The exhibits to this Form 10-K have been included only
        3.    with the copy of this Form 10-K filed with the Securities and
              Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

            EXHIBIT
             NUMBER                            DESCRIPTION
            -------                            -----------
           2.1*        -- Agreement and Plan of Merger, dated May 15, 1997, by and among the Company. TSC Acquisition Corporation and Think
                          Systems Corporation (filed as Exhibit 2.1 to the
                          Company's Current Report on Form 8-K dated May 15, 1997
                          (the "May 1997 8-K"))
           2.2*        -- Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, OSC Acquisition Corporation and
                          Optimax Systems Corporation (filed as Exhibit 2.2 to the
                          May 1997 8-K)
           3.1*        -- Restated Certificate of Incorporation (filed as Exhibit
                          3.2 to the Company's Quarterly Report on 10-Q for the
                          quarter ended September 30, 1998 (the "September 1998
                          10-Q"))
           3.2*        -- Amended and Restated Bylaws (filed as Exhibit 3.1 to the
                          September 1998 10-Q)
           4.1*        -- Specimen Common Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg.
                          No. 333-1752) (the "Form S-1"))
           10.1*       -- Form of Registration Rights Agreement, dated April 1,
                          1996, among the Company, Sanjiv S. Sidhu and Sidhu-Singh
                          Family Investments, Ltd. (filed as Exhibit 10.2 to the
                          Form S-1)
           10.2*+      -- 1995 Stock Option/Stock Issuance Plan (filed as Exhibit
                          10.3 to the Company's Registration Statement on Form S-8
                          (Reg. No. 333-53667) (the "1998 S-8"))
           10.3*       -- Form of Indemnification Agreement between the Company and each of its officers and directors (filed as Exhibit 10.4
                          to the Form S-1)
           10.4*       -- Form of Employee Proprietary Information Agreement
                          between the Company and each of its employees (filed as
                          Exhibit 10.9 to the Form S-1)
           10.5*       -- Lease Agreement, dated July 14, 1995, between the Company and TRST Irving, Inc. (filed as Exhibit 10.10 to the Form
                          S-1)
           10.6*       -- Lease Agreement, dated June 29, 1990, as amended, between the Company and Park West E-2 Associates (filed as
                          Exhibit 10.11 to the Form S-1)
           10.7*#      -- Software License Agreement, dated August 31, 1995,
                          between the Company and Minnesota Mining and
                          Manufacturing (filed as Exhibit 10.12 to the Form S-1)
           10.8*       -- Second Amendment of Lease Agreement between the Company and TRST Irving, Inc. dated as of February 23, 1996
                          (filed as Exhibit 10.1 to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended March 31, 1996)
           10.9*       -- Third Amendment to Lease Agreement between the Company
                          and TRST Irving, Inc. dated as of July 25, 1996 (filed as
                          Exhibit 10.1 to the Company's Quarterly Report for the
                          quarter ended September 30, 1996 (the "September 1996
                          10-Q"))
           10.10*      -- Fifth Amendment to Lease Agreement between the Company
                          and Principal Mutual Life Insurance Company dated as of
                          August 29, 1996 (filed as Exhibit 10.2 to the September
                          1996 10-Q)
           10.11*      -- Fourth Amendment to Lease Agreement between the Company and TRST Irving, Inc. dated as of December 19, 1996
                          (filed as Exhibit 10.17 to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1996)
           10.12*      -- Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of
                          Think Systems Corporation (filed as Exhibit 99.3 to the
                          May 1997 8-K)
           10.13*      -- Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of
                          Optimax Systems Corporation (filed as Exhibit 99.4 to the
                          May 1997 8-K)
           10.14*      -- Employee Stock Purchase Plan (filed as Exhibit 99.8 to
                          the Company's Registration Statement on Form S-8 (Reg.
                          No. 333-03703))
           10.15*      -- International Employee Stock Purchase Plan (filed as
                          Exhibit 99.1 to the Company's Registration Statement on
                          Form S-8 (Reg. No. 333-27009))

            EXHIBIT
             NUMBER                            DESCRIPTION
            -------                            -----------
           10.16*      -- Think Systems Corporation 1996 Incentive Stock Plan
                          (filed as Exhibit 99.3 to the Company's Registration
                          Statement on Form S-8 (Reg. No. 333-28147) (the
                          "Think/Optimax S-8"))
           10.17*      -- Think Systems Corporation 1997 Incentive Stock Plan
                          (filed as Exhibit 99.1 to the Think/Optimax S-8)
           10.18*      -- Optimax Systems Corporation Stock Option Plan (filed as
                          Exhibit 99.10 to the Think/Optimax S-8)
           10.19*      -- InterTrans Logistics Solutions Limited 1997 Stock
                          Incentive Plan (filed as Exhibit 99.7 to the 1998 S-8)
           21.1        -- List of subsidiaries
           23.1        -- Consent of Ernst & Young LLP
           24.1        -- Power of Attorney, pursuant to which amendments to this
                          Form 10-K may be filed, is included on the signature page
                          contained in Part IV of this Form 10-K.
           27.1        -- Financial Data Schedule

---------------

* Incorporated herein by reference to the indicated filing.

+ Management contract or compensation plan.

# Confidential treatment previously granted.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            i2 TECHNOLOGIES, INC.

Dated: February 2, 1999                     By:      /s/ DAVID F. CARY

                                              ----------------------------------
                                                        David F. Cary
                                                   Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Sanjiv S. Sidhu and David F. Cary, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ SANJIV S. SIDHU                   Chairman of the Board and Chief      February 2, 1999
-----------------------------------------------------    Executive Officer
                   Sanjiv S. Sidhu                       (Principal executive officer)

                                                       Vice Chairman of the Board,          February 2, 1999
-----------------------------------------------------    Executive Vice President and
                   Kanna N. Sharma                       Secretary

               /s/ SANDEEP R. TUNGARE                  Director and President, Demand       February 2, 1999
-----------------------------------------------------    Management
                 Sandeep R. Tungare

                  /s/ DAVID F. CARY                    Chief Financial Officer (Principal   February 2, 1999
-----------------------------------------------------    finance and accounting officer)
                    David F. Cary

                 /s/ HARVEY B. CASH                    Director                             February 2, 1999
-----------------------------------------------------
                   Harvey B. Cash

               /s/ THOMAS J. MEREDITH                  Director                             February 2, 1999
-----------------------------------------------------
                 Thomas J. Meredith

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
i2 Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and its subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of i2 Technologies, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Dallas, Texas
January 18, 1999
                             i2 TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $127,433    $ 61,491
  Short-term investments....................................    14,538      93,387
  Accounts receivable, net of allowance for doubtful
     accounts of $4,263 and $8,406, respectively............    75,037     126,033
  Prepaids and other current assets.........................     3,836       9,164
  Income tax receivable.....................................     1,097          --
  Deferred income taxes.....................................     3,823       5,070
                                                              --------    --------
          Total current assets..............................   225,764     295,145
Furniture and equipment, net................................    20,895      29,116
Deferred income taxes and other assets......................     3,604      14,963
                                                              --------    --------
          Total assets......................................  $250,263    $339,224
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,712    $ 10,814
  Accrued liabilities.......................................    11,284      22,146
  Accrued compensation and related expenses.................    15,357      21,165
  Revolving line of credit..................................       657          --
  Deferred revenue..........................................    29,713      47,463
  Income taxes payable......................................        --       2,213
                                                              --------    --------
          Total current liabilities.........................    64,723     103,801
Deferred income taxes.......................................     1,780         448
                                                              --------    --------
          Total liabilities.................................    66,503     104,249
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000,000 shares
     authorized, none issued................................        --          --
  Common Stock, $0.00025 par value, 200,000,000 shares
     authorized, 67,810,274 and 71,471,762 shares issued and
     outstanding, respectively..............................        17          18
  Additional paid-in capital................................   166,727     197,958
  Retained earnings.........................................    17,016      36,999
                                                              --------    --------
          Total stockholders' equity........................   183,760     234,975
                                                              --------    --------
          Total liabilities and stockholders' equity........  $250,263    $339,224
                                                              ========    ========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
Revenues:
  Software licenses.........................................  $ 61,073   $139,798   $230,961
  Services..................................................    30,515     53,437     88,972
  Maintenance...............................................     8,881     20,457     41,983
                                                              --------   --------   --------
          Total revenues....................................   100,469    213,692    361,916
                                                              --------   --------   --------
Costs and expenses:
  Cost of software licenses.................................       260      2,744      7,959
  Cost of services and maintenance..........................    21,761     46,004     76,020
  Sales and marketing.......................................    35,182     73,526    121,978
  Research and development..................................    21,886     52,741     84,151
  General and administrative................................    10,425     21,810     33,845
  In-process research and development and
     acquisition-related expenses...........................     1,133      9,306      7,618
                                                              --------   --------   --------
          Total costs and expenses..........................    90,647    206,131    331,571
                                                              --------   --------   --------
Operating income............................................     9,822      7,561     30,345
Other income, net...........................................     1,681      3,353      6,917
                                                              --------   --------   --------
Income before income taxes..................................    11,503     10,914     37,262
Provision for income taxes..................................     4,705      6,916     17,279
                                                              --------   --------   --------
Net income..................................................  $  6,798   $  3,998   $ 19,983
                                                              ========   ========   ========
Net income per share........................................  $   0.12   $   0.06   $   0.29
Net income per share, assuming dilution.....................  $   0.10   $   0.06   $   0.26
Weighted average common shares outstanding..................    58,000     62,652     70,004
Weighted average common shares outstanding, assuming
  dilution..................................................    65,974     70,932     76,388

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON STOCK          ADDITIONAL                       TOTAL
                                       -------------------------     PAID-IN       RETAINED     STOCKHOLDERS'
                                          SHARES        AMOUNT       CAPITAL       EARNINGS        EQUITY
                                       -------------  ----------  -------------  -------------  -------------
Balance at December 31, 1995.........         53,768         $13         $4,145         $6,220        $10,378
  Exercise of stock options and
     issuance under stock purchase
     plan............................          1,038          --          1,816             --          1,816
  Common stock issued, net of
     offering costs of $4,288........          4,780           2         43,714             --         43,716
  Tax benefit of stock options.......             --          --          1,353             --          1,353
  Amortization of deferred
     compensation....................             --          --            784             --            784
  Issuance of Think preferred stock
     which was exchanged for i2
     common stock in merger..........            554          --          5,100             --          5,100
  Issuance of ITLS preferred stock
     which was exchanged for i2
     common stock in merger..........            786          --          5,269             --          5,269
  Net income.........................             --          --             --          6,798          6,798
                                       -------------  ----------  -------------  -------------  -------------
Balance at December 31, 1996.........         60,926          15         62,181         13,018         75,214
  Exercise of stock options and
     issuance under stock purchase
     plan............................          2,884           1          4,273             --          4,274
  Common stock issued, net of
     offering costs of $3,573........          4,000           1         89,427             --         89,428
  Tax benefit of stock options.......             --          --         10,106             --         10,106
  Amortization of deferred
     compensation....................             --          --            740             --            740
  Net income.........................             --          --             --          3,998          3,998
                                       -------------  ----------  -------------  -------------  -------------
Balance at December 31, 1997.........         67,810          17        166,727         17,016        183,760
  Exercise of stock options and
     issuance under stock purchase
     plan............................          3,585           1         11,254             --         11,255
  Common stock issued in
     acquisition.....................             77          --          2,708             --          2,708
  Tax benefit of stock options.......             --          --         16,669             --         16,669
  Amortization of deferred
     compensation....................             --          --            600             --            600
  Net income.........................             --          --             --         19,983         19,983
                                       -------------  ----------  -------------  -------------  -------------
Balance at December 31, 1998.........         71,472         $18       $197,958        $36,999       $234,975
                                       =============  ==========  =============  =============  =============

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996       1997       1998
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  6,798   $  3,998   $  19,983
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write-off of acquired in-process research and
       development..........................................        --      4,564       4,674
     Depreciation and amortization..........................     3,052      5,194      10,809
     Provision for losses on receivables....................     1,085      3,903       4,640
     Amortization of deferred compensation..................       784        740         600
     Deferred income taxes..................................      (348)    (4,169)    (10,709)
     Tax benefit from stock option exercises................     1,353     10,106      16,669
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................   (24,701)   (42,670)    (55,636)
       Income tax receivable................................     1,151     (1,097)      1,097
       Prepaids and other assets............................    (1,397)    (1,306)     (5,194)
       Accounts payable.....................................     3,107      2,754       3,102
       Accrued liabilities..................................     3,967      5,417       9,186
       Accrued compensation and related expenses............     2,594     11,452       5,808
       Deferred revenue.....................................    10,470      9,978      17,750
       Income taxes payable.................................        99       (996)      2,213
                                                              --------   --------   ---------
          Net cash provided by operating activities.........     8,014      7,868      24,992
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable -- stockholders..........................    (1,000)     1,000          --
  Business acquisitions.....................................        --     (4,826)     (4,148)
  Purchases of furniture and equipment......................    (8,978)   (15,751)    (18,535)
  Net (purchases) sales of short-term investments...........   (18,031)     3,493     (78,849)
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (28,009)   (16,084)   (101,532)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit....................        --      1,542         943
  Payments on revolving line of credit......................        --       (885)     (1,600)
  Proceeds from long-term debt..............................       400         --          --
  Payments on long-term debt................................    (1,653)      (100)         --
  Advances from stockholders, net...........................    (1,385)        --          --
  Issuance of Think and Optimax preferred stock which was
     exchanged for i2 common stock in merger................     5,100         --          --
  Issuance of ITLS preferred stock which was exchanged for
     i2 common stock in merger..............................     5,269         --          --
  Net proceeds from sale of common stock....................    43,716     89,428          --
  Net proceeds from sale of common stock to employees and
     exercise of stock options..............................     1,816      4,274      11,255
                                                              --------   --------   ---------
          Net cash provided by financing activities.........    53,263     94,259      10,598
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    33,268     86,043     (65,942)
Cash and cash equivalents at beginning of period............     8,122     41,390     127,433
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $ 41,390   $127,433   $  61,491
                                                              ========   ========   =========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     i2 is the leading provider of client/server based eBPO software products for supply chain management and related business process optimization applications. i2's advanced supply chain management solutions include demand forecasting, raw materials procurement, work-in-process, distribution and transportation planning, optimization and collaboration within and between enterprises. i2 has enabled businesses to re-engineer their supply chains to realize significant increases in revenues, reductions in expenses and reductions in asset investments by improving the efficiency and effectiveness of determining when, where, what and how much to buy, make, move, store and sell. As the Internet becomes an increasingly significant global medium for business-to-business and business-to-consumer online commerce, existing and new businesses in a wide variety of vertical markets are seeking to capitalize on this growth. The Company believes its software enables its customers to benefit from the growth of the Internet by supporting new Internet/online storefronts and enabling re-engineering of supply chains to facilitate e-commerce transactions.

     In May 1997, the Company acquired Think Systems Corporation, a demand planner software company and Optimax Systems Corporation, a scheduling and sequencing software company. In April 1998, the Company acquired InterTrans Logistics Solutions Limited, a transportation and logistics software company. Each of these business combinations was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements give retroactive effect to the combinations (see Note 3). Also, see Note 3 for discussion of business acquisitions in 1997 and 1998 accounted for as purchases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents and Short-Term Investments. Cash equivalents include highly liquid investments with maturity periods of three months or less at the date of purchase. Short-term investments include those investments with maturities in excess of three months. Certain debt securities have maturity dates beyond one year. However, the Company's intent is to liquidate such securities within one year. All of the Company's cash equivalents and short-term investments are classified as available-for-sale. The difference between cost and fair value of these investments was immaterial at December 31, 1997 and 1998. Therefore, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material. The cost of debt securities sold is based on the specific identification method.

     The Company's debt securities include the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1998
                                                          --------   --------
U.S. Government.........................................  $ 11,500   $  1,449
State and Local Municipalities..........................    55,000     21,440
Corporations............................................    40,600    104,884
                                                          --------   --------
                                                          $107,100   $127,773
                                                          ========   ========

     At December 31, 1997 and 1998, $92.6 million and $34.4 million, respectively, of debt securities were included in cash and cash equivalents. Interest income earned in 1996, 1997 and 1998 was $1.9 million, $3.1 million and $7.3 million, respectively.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Financial Instruments. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of investments and accounts receivable. Cash, cash equivalents and short-term investments are held with financial institutions with high credit standings. As of December 31, 1997 and 1998, approximately 29% and 22%, respectively, of accounts receivable were concentrated with three customers. The Company generally does not require collateral on accounts receivable as the Company's customers are generally large, well-established companies. The Company's customer base consists of geographically diverse companies dispersed across many industries. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses. The Company has used in the past and expects to use in the future foreign exchange contracts to hedge the risk that receivables denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used. The Company's foreign exchange contracts outstanding at December 31, 1997 and 1998 were not material. Gains and losses on foreign exchange contracts have not been material to date.

     Depreciation and Amortization. Furniture and equipment are recorded at cost and are depreciated using the straight-line method over seven years for office furniture and fixtures and three years for computer equipment. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease terms.

     Software Development Costs. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," ("FAS 86") software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization under FAS 86 have been insignificant and therefore, the Company has not capitalized such costs.

     Revenue Recognition. The Company's revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses, which are recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Customer payment terms vary. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue in the accompanying consolidated balance sheets.

     The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately six to twelve months following initial shipment to the customer. As of December 31, 1998, the Company had not incurred any significant expenses related to warranty claims.

     Net Income Per Share. The Company computes net income per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Net income per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive potential common stock issuable upon exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock issuable upon exercise of stock options using the treasury stock method. Share and per share amounts for all periods presented have also been adjusted to reflect a stock split during 1998 effected as a dividend (see Note 7). The computations give retroactive effect to the exchange of common shares in connection with the
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Think, Optimax and ITLS acquisitions (see Note 3). Reconciliations of the net income per share computations for the years ended December 31, 1996, 1997 and 1998 are included in Note 7.

     Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," because, as discussed in Note 7, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS No. 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans.

     Foreign Currency Translation. The functional currency for the majority of the Company's foreign subsidiaries is the local currency. Assets and liabilities are translated at rates in effect at the balance sheet date and the resulting translation adjustments are recorded directly to stockholders' equity. Income statement amounts are translated at average rates for the period. Transaction gains and losses are recorded in other income, net in the statement of income. To date, translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

     Reclassifications. Certain prior year financial statement items have been reclassified to conform to the current year's format.

     Recent Accounting Pronouncements. There have been recent pronouncements by the Financial Accounting Standards Board and the AICPA that may require certain changes in accounting policies of the Company and which may also affect disclosure requirements. These recent pronouncements do not affect the current year's accounting or reporting requirements and are mentioned here for informational purposes only.

     SFAS No. 133: "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

     SOP 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is for the Company effective January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the financial position or results of operations of the Company.

     SOP 98-9: "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which modifies certain provisions of SOP 97-2. The Company's accounting policy on software revenue recognition is currently in compliance with SOP 97-2, as amended by SOP 98-9, and adoption of these SOPs, as currently issued, is not expected to have a material impact on the financial position or results of operations of the Company.

3. BUSINESS COMBINATIONS

     In 1997, the Company acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax"). Under the terms of these agreements, the Company agreed to issue up to 7.7 million shares and 2.7 million shares of its common stock for all the outstanding capital stock and all unexpired and unexercised options of Think and Optimax, respectively.

     During 1997, the Company incurred approximately $9.3 million in certain acquisition-related expenses in connection with the business combinations involving Think, Optimax and others, of which $4.6 million
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

represents the write-off of in-process research and development. The remaining costs included, among other things, investment banking, legal and accounting fees and expenses.

     In April 1998, the Company acquired InterTrans Logistics Solutions Limited ("ITLS"). ITLS provides software designed to manage both the daily operations and the tactical and strategic planning aspects of transportation and logistics activities across the supply chain. Under the terms of the agreement, the Company agreed to issue up to 3.3 million shares of its common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS.

     Also in 1998, the Company acquired certain other businesses for purchase prices that aggregate $9.2 million, which included cash, stock, assumed liabilities and acquisition costs. The total purchase price payable to the shareholders of certain of the acquired companies may increase in the future depending upon the achievement of certain revenue targets associated with the acquired or in-process technologies. These acquisitions were accounted for using the purchase accounting method. Accordingly, the Company allocated the purchase prices based on the fair value of assets acquired and liabilities assumed, including the estimated fair value of intangible assets. These intangible assets include $4.7 million for acquired in-process research and development ("in-process R&D"). This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The revenue projections used to value the in-process R&D are based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. At the date of each acquisition, the products under development had not reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed as of each respective acquisition date. Because estimating the fair value of in-process R&D involves many uncertain factors including the difficulty of completing development of certain projects and technological uncertainties, there can be no assurance that in-process R&D projects will attain either technological feasibility or commercial success.

     During 1998, the Company incurred a total of approximately $7.6 million in certain acquisition-related expenses in connection with the business combinations involving ITLS and others, of which $4.7 million represents the write-off of in-process R&D. The remaining costs included, among other things, investment banking, legal and accounting fees and expenses.

     The Think, Optimax and ITLS acquisitions were each accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the acquisitions and include the combined operations of i2 Technologies, Think, Optimax and ITLS for all periods presented.

4. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1998
                                                          --------   --------
Computer equipment......................................  $ 26,289   $ 40,850
Furniture and fixtures..................................     5,256      9,230
                                                          --------   --------
                                                            31,545     50,080
Less accumulated depreciation...........................   (10,650)   (20,964)
                                                          --------   --------
                                                          $ 20,895   $ 29,116
                                                          ========   ========

5. BORROWINGS

     At December 31, 1998, the Company had a $15.0 million revolving credit agreement that expires in October 1999, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

base limitation and the borrowings thereunder bear interest at the lenders' prime lending rate. This facility contains customary restrictive covenants, including covenants requiring the Company to maintain certain financial ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on behalf of the Company, $6.7 million of which were outstanding at December 31, 1998. At December 31, 1998, there were no borrowings outstanding under this agreement. The Company is currently considering various alternatives for obtaining additional equity or debt financing.

6. COMMITMENTS

     The Company leases its office facilities and certain office equipment under operating leases that expire at various dates through 2003. The Company has renewal options for most of its operating leases. Total rent expense incurred during 1996, 1997 and 1998 was approximately $2.4 million $4.9 million and $8.6 million, respectively.

     Future minimum lease payments under all noncancellable operating leases as of December 31, 1998 are as follows (in thousands):

1999...............................................  $ 8,936
2000...............................................    6,815
2001...............................................    4,603
2002...............................................    3,797
2003 and thereafter................................    2,809
                                                     -------
          Total minimum lease payments.............  $26,960
                                                     =======

7. STOCKHOLDERS' EQUITY

     Public Offerings. In May 1996, the Company completed the initial public offering of 5,060,000 shares of its common stock. A total of 4,780,800 of those shares of common stock were sold by the Company resulting in net proceeds to the Company of $43.7 million after deducting offering expenses and the underwriting discount of $4.3 million. In December 1997, the Company completed a public offering of 6,000,000 shares of its common stock. A total of 4,000,000 of those shares of common stock were sold by the Company resulting in net proceeds to the Company of $89.4 million after deducting offering expenses and the underwriting discount of $3.6 million.

     Stock Split. On April 22, 1998, the Company's Board of Directors (the "Board") approved a two-for-one stock split of the Company's common stock. The stock split was approved by the Company's stockholders at the Company's 1998 annual meeting of stockholders. The stock split was paid as a 100-percent stock dividend on June 2, 1998 to stockholders of record on May 26, 1998. All share and per share amounts included herein have been restated to reflect the stock split as though it had occurred at the beginning of the initial period presented.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net Income per Share. Reconciliations of the net income per share and net income per share, assuming dilution, computations for the years ended December 31, 1996, 1997 and 1998 are as follows (amounts in thousands, except per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
NET INCOME PER SHARE:
Weighted-average common shares outstanding..............   58,000    62,652    70,004
Net income..............................................  $ 6,798   $ 3,998   $19,983
                                                          =======   =======   =======
Net income per share....................................  $  0.12   $  0.06   $  0.29
                                                          =======   =======   =======
NET INCOME PER SHARE, ASSUMING DILUTION:
Weighted-average common shares outstanding..............   58,000    62,652    70,004
Common shares issuable on exercise of stock options, net
  of shares assumed to be repurchased at the average
  market price..........................................    7,974     8,280     6,384
                                                          -------   -------   -------
Weighted-average common shares outstanding, assuming
  dilution..............................................   65,974    70,932    76,388
                                                          =======   =======   =======
Net income..............................................  $ 6,798   $ 3,998   $19,983
                                                          =======   =======   =======
Net income per share, assuming dilution.................  $  0.10   $  0.06   $  0.26
                                                          =======   =======   =======

     Employee Stock Purchase Plan. In March 1996, the Board adopted and the stockholders approved an Employee Stock Purchase Plan. In November 1996, the Board adopted an International Employee Stock Purchase Plan for employees of its wholly-owned subsidiaries. The Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, the "Purchase Plans") are designed to allow eligible employees of the Company to purchase shares of Common Stock through periodic payroll deductions. The Company has reserved 1,000,000 shares of Common Stock for issuances under the Purchase Plans.

     Payroll deductions may not exceed the lesser of 15% of a participant's base salary or $25,000 per year, and employees may purchase a maximum of 2,000 shares per purchase period under the Purchase Plans. The purchase price per share will be 85% of the lesser of the fair market value of the Common Stock on the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment with the Company.

     1992 Stock Plan. Under the Company's 1992 Stock Plan, the Board granted incentive stock options to employees of the Company and nonqualified options to a consultant of the Company. The options generally vest over a four-year period commencing on or before the date of grant.

     1995 Stock Option/Stock Issuance Plan. In September 1995, the stockholders and the Board approved the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") which replaced the 1992 Stock Plan. All options outstanding under the 1992 Stock Plan were incorporated into the 1995 Plan. Under the 1995 Plan, the amount of shares of Common Stock originally reserved for issuance was 20,000,000 shares which was subsequently increased to 24,000,000 shares in 1996. The amount of shares of Common Stock reserved for issuance was again increased to 31,000,000 shares in 1997. The 1995 Plan is divided into the following three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

     The Discretionary Option Grant Program provides for the grant of incentive stock options ("Incentive Options") to employees of the Company and for the grant of nonqualified stock options to employees, directors and consultants of the Company. Exercise prices may not be less than 100% and 85% of the fair
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

market value at the date of grant for Incentive Options and nonqualified options, respectively. Options granted under the Discretionary Option Grant Program generally vest in four equal annual increments and expire after ten years. Some options granted under the Discretionary Option Grant Program are immediately exercisable, subject to a right of repurchase by the Company at the original exercise price for all unvested shares.

     Under the Stock Issuance Program, the Board or a committee of the Board (the "Plan Administrator") may grant shares of the Company's Common Stock to any person at any time, at such price and on such terms as established by the Plan Administrator. The purchase price per share cannot be less than 85% of the fair market value of the Company's Common Stock on the issuance date.

     Under the Automatic Option Grant Program, each person who is first elected or appointed as a non-employee Board member shall automatically be granted a nonqualified option to purchase 2,000 shares of the Company's Common Stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee Board member shall automatically be granted an additional option to purchase 2,000 shares of the Company's Common Stock, subject to certain conditions.

     Think Stock Option Plans. Think's Board of Directors adopted and its shareholders approved stock option plans for employees, directors and consultants of Think (the "Think Plans"). Under the Think Plans, the Think Board of Directors granted incentive and nonqualified stock options to employees, directors and consultants at prices not less than the estimated fair market value of Think's common stock at the date of grant. In connection with the acquisition of Think, all of the options outstanding under the Think Plans were assumed by the Company.

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

     ITLS Stock Option Plan. During 1997, ITLS' Board of Directors adopted and its shareholders approved the ITLS 1997 Stock Option Plan (the "ITLS Stock Option Plan"). Under the ITLS Stock Option Plan, the ITLS Board of Directors granted incentive and nonqualified stock options to employees of ITLS at prices equal to the estimated fair market value of ITLS' common stock on the date of grant. The options generally vest over a four-year period commencing on date of grant. In connection with the acquisition of ITLS, all such options were assumed by the Company.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Option activity under the Company's stock option plans is as follows:

                                                                 OPTIONS OUTSTANDING
                                                 SHARES     -----------------------------
                                               AVAILABLE      NUMBER     WEIGHTED-AVERAGE
                                               FOR GRANT    OF SHARES     EXERCISE PRICE
                                               ----------   ----------   ----------------
Balance, December 31, 1995...................   1,294,642    7,298,874        $ 0.09
  Authorized.................................   5,366,250           --            --
  Granted....................................  (3,212,634)   3,212,634          4.86
  Issued.....................................      (1,230)          --          7.17
  Exercised..................................          --     (916,116)         0.83
  Canceled...................................     175,344     (175,344)         5.86
                                               ----------   ----------
Balance, December 31, 1996...................   3,622,372    9,420,048          1.54
  Authorized.................................   7,706,698           --            --
  Granted....................................  (6,241,990)   6,241,990         15.37
  Exercised..................................          --   (2,744,388)         0.62
  Canceled...................................     565,272     (565,272)        15.21
                                               ----------   ----------
Balance, December 31, 1997...................   5,652,352   12,352,378          8.11
  Authorized.................................          --           --            --
  Granted....................................  (9,655,587)   9,655,587         17.54
  Exercised..................................          --   (3,312,895)         1.69
  Canceled...................................   4,147,638   (4,147,638)        23.06
                                               ----------   ----------
Balance, December 31, 1998...................     144,403   14,547,432         11.57
                                               ==========   ==========

                                                                OPTIONS EXERCISABLE
                                                            ----------------------------
                                                             NUMBER     WEIGHTED-AVERAGE
                                                            OF SHARES    EXERCISE PRICE
                                                            ---------   ----------------
December 31, 1996.........................................  6,104,824         0.54
                                                            =========
December 31, 1997.........................................  6,061,520         0.89
                                                            =========
December 31, 1998.........................................  4,322,573         3.93
                                                            =========

     In October 1998, the Board approved a plan to reprice a portion of the Company's outstanding stock options, excluding options held by executive officers. As a result, 3,757,685 options with exercises prices ranging from $14.00 to $32.81 per share were repriced at $13.94 per share, the fair market value on the date of repricing. For any unvested options included in this repricing, the vesting schedule was restarted with a vesting period of four years. The repricing has been reflected in the above table as part of the options granted and canceled during 1998.

     Under the 1995 Plan, each outstanding option and unvested stock issuance will be subject to accelerated vesting under certain circumstances upon an acquisition of the Company in a merger or asset sale, except to the extent the Company's repurchase rights with respect to the underlying shares are to be assigned to the successor corporation. In addition, the Plan Administrator has the discretion to accelerate vesting of outstanding options upon consummation of any other transaction that results in a change in control of the Company.

     All options outstanding at December 31, 1998 are Incentive Options except for 5,456,182 options, which are nonqualified options.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other information regarding options outstanding and options exercisable as of December 31, 1998 is as follows:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                    ------------------------------------------   --------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                    WEIGHTED       REMAINING                    WEIGHTED
RANGE OF EXERCISE   NUMBER OF       AVERAGE       CONTRACTUAL    NUMBER OF      AVERAGE
     PRICES           SHARES     EXERCISE PRICE   LIFE (YEARS)    SHARES     EXERCISE PRICE
-----------------   ----------   --------------   ------------   ---------   --------------
  $ 0.01-$ 6.06      3,539,740       $ 0.72           5.0yrs.    3,380,241       $ 0.72
    9.74- 13.94      6,565,332        13.35           9.7          160,196        11.87
   13.94- 27.84      4,442,360        17.58           8.7          782,136        16.19
                    ----------                                   ---------
     Total          14,547,432        11.57           8.3        4,322,573         3.93
                    ==========                                   =========

     The Company recorded deferred compensation expense of $2.7 million in 1995 and the first quarter of 1996 for the difference between the grant price and the deemed fair market value of the Company's Common Stock underlying certain options granted. This amount is being amortized over the vesting period of the individual options, generally four years. The income tax benefits from disqualifying dispositions related to employee stock transactions have been recorded as an increase in additional paid-in capital.

     Pro Forma Net Income and Net Income per Share. Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock options and shares issued under the Purchase Plans using the fair value method of SFAS No. 123. The fair value for the stock options issued under the 1995 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.2%, 6.2% and 5.2%; volatility factors of the expected market price of the Company's Common Stock of 0.46, 0.66 and 0.75; a weighted-average expected life of the options of 4, 4 and 3 years; and no dividend yields. The fair value of the stock options issued under the Think Plans was estimated at the date of grant using the minimum value method for non-public companies permitted by SFAS No. 123 with the following assumptions for 1996 and 1997, respectively: weighted-average risk-free interest rates of 6.5% and 6.2%; no dividends; and a weighted-average expected life of the options of 7 years. The fair values of stock options issued under the Optimax Stock Option Plan and the ITLS Stock Option Plan are not presented as the impact is immaterial.

     The fair value for the shares issued under the Purchase Plans was estimated as of the initial day of the purchase period using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk free interest rates of 5.2%, 5.4% and 5.0%; volatility factors of the expected market price of the Company's Common Stock of 0.46, 0.66 and 0.75; a weighted-average expected life of the purchase right of 0.5 years; and no dividend yields. The weighted-average fair values of the purchase rights granted under the Purchase Plans during 1996, 1997 and 1998 were $6.15, $12.12 and $9.20, respectively.

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's pro forma information follows (in thousands, except per share amounts):

                                                             1996     1997      1998
                                                            ------   -------   ------
Pro forma net income (loss)...............................  $5,877   $(1,683)  $5,532
Pro forma net income (loss) per share.....................    0.10     (0.03)    0.08
Pro forma net income (loss) per share, assuming
  dilution................................................    0.09     (0.03)    0.08

     Information regarding exercise prices and fair values of options granted is as follows:

                                                      1996         1997         1998
                                                   ----------   ----------   ----------
Number of options issued at fair market value of
  stock..........................................   2,592,094    6,241,990    9,655,587
Weighted-average exercise price per share........  $     5.58   $    15.37   $    17.54
Weighted-average fair value of options...........  $     2.28   $     8.45   $     9.23
Number of options issued at less than fair market
  value of stock.................................     620,540           --           --
Weighted-average exercise price per share........  $     1.85           --           --
Weighted-average fair value of options...........  $     2.11           --           --

8. INCOME TAXES

     The Company's provision for income taxes consists of the following (in thousands):

                                                            1996     1997      1998
                                                           ------   -------   -------
Current:
  Federal................................................  $3,630   $ 9,702   $21,982
  State..................................................     390     1,224     2,490
  Foreign................................................     414       158     3,278
Deferred
  Federal................................................     272    (1,629)   (4,752)
  State..................................................     (79)      (40)     (185)
  Foreign................................................      78    (2,499)   (5,534)
                                                           ------   -------   -------
          Total..........................................  $4,705   $ 6,916   $17,279
                                                           ======   =======   =======

     The Company's provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34% for 1996, 35% for 1997 and 35% for 1998 to income before income taxes as follows (in thousands):

                                                             1996     1997     1998
                                                            ------   ------   -------
Expense computed at statutory rate........................  $3,911   $3,820   $13,041
Non-deductible in-process research and development and
  acquisition costs.......................................     385    3,164     2,635
State taxes, net of federal tax benefit...................     266      770     1,536
Stock option compensation.................................     215      200       205
Research and development tax credits......................    (414)    (584)   (1,375)
Other.....................................................     342     (454)    1,237
                                                            ------   ------   -------
          Provision for income taxes......................  $4,705   $6,916   $17,279
                                                            ======   ======   =======

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities at December 31, 1997 and 1998 are comprised of the following (in thousands):

                                                               1997      1998
                                                              -------   -------
Deferred tax assets:
  Foreign tax credits.......................................  $   617   $ 2,685
  Deferred revenue..........................................      578       402
  Accrued liabilities.......................................      570     2,348
  Bad debt allowance........................................    1,349     2,735
  Research and development tax credits......................      868     2,066
  Net operating losses......................................    1,712     7,273
  Other.....................................................      295     1,700
                                                              -------   -------
          Total deferred tax asset..........................    5,989    19,209
                                                              -------   -------
Deferred tax liabilities:
  Depreciation..............................................     (379)     (317)
  Acquired intangible assets................................       --      (469)
  Other.....................................................     (663)   (3,005)
                                                              -------   -------
          Total deferred tax liability......................   (1,042)   (3,791)
                                                              -------   -------
          Net deferred tax asset............................  $ 4,947   $15,418
                                                              =======   =======

     The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the U.S. Accordingly, no U.S. income tax on these earnings has been provided. The Company believes that any U.S. income taxes due upon the repatriation of such earnings would be fully offset by foreign tax credits.

     At December 31, 1998, certain subsidiaries of the Company had approximately $1.0 million of federal net operating loss carryforwards and $19.4 million of foreign net operating loss carryforwards available to offset future taxable income of the subsidiaries. The federal net operating loss carryforwards expire in the years 2010 through 2013 and are subject to certain annual limitations. Approximately $2.1 million of the foreign net operating loss carryforwards expire in the years 2003 through 2005 while the remaining net operating loss carryforwards have no expiration.

     The Company paid income taxes of approximately $2.0 million, $2.8 million and $5.9 million in 1996, 1997 and 1998, respectively.

9. EMPLOYEE RETIREMENT PLAN

     The Company has established 401(k) retirement plans (the "Retirement Plans") that cover a majority of the Company's employees. Eligible employees may contribute up to 18% of their compensation, subject to certain limitations, to the Retirement Plans. The Company may make contributions to the Retirement Plans at the discretion of the Board. As of December 31, 1998, no contributions had been made by the Company.

10. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

     Revenues from international sources were approximately $21.8 million, $66.7 million and $73.2 million in 1996, 1997 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in Asia-Pacific, Canada and Europe. In 1996, 1997 and 1998, revenues from customers located in Europe accounted for 11%, 16% and 11% of total revenues, respectively.

11. MAJOR CUSTOMERS

     For the years ended December 31, 1997 and 1998, no individual customer accounted for more than 10% of total revenues. For the year ended December 31, 1996, one customer accounted for approximately 11% of total revenues.

12. YEAR 2000 ISSUES -- UNAUDITED

     Many older computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Based on the Company's assessment, the Company believes that its current versions of its software products are Year 2000 compliant. However, the Company believes some customers are running earlier versions of the software products developed by acquired companies that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. The Company may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with the Company's products or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's plan to resolve Year 2000 issues includes assessment, remediation and testing of internal management and other information systems. The completed assessment indicated that a portion of the Company's information systems could be affected. As of December 31, 1998, remediation and testing of such systems was 75% complete with an expected completion date of September 30, 1999; however, system compliance testing will continue in conjunction with the Company's overall information systems initiatives throughout 1999. Areas being addressed include reviews of the Company's telephone and voice mail systems,
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

security systems and other office support systems. No information technology initiatives have been deferred by the Company as a result of its Year 2000 project. In 1998, the Company incurred approximately $50,000 of expenses related to correction of Year 2000 issues. The Company currently expects to incur expenses of approximately $250,000 during 1999 in connection with correction of Year 2000 issues. Such expenses are being funded through operating cash flows, and are expected to be less than 2.5% of the Company's information technology budget for 1999.

     Management of the Company believes that an effective plan is in place to resolve the Year 2000 issues in a timely manner. Although the Company has not yet completed all necessary phases of its Year 2000 program, the Company does not believe that material exposure to significant business interruption exists as a result of Year 2000 compliance issues or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 plan. The Company intends to evaluate the status of completion throughout 1999 to determine whether such a plan is necessary.

13. QUARTERLY INFORMATION -- UNAUDITED

     The following tables set forth unaudited consolidated statement of income data for the eight quarters ended December 31, 1998. This data has been derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments, except as noted otherwise) necessary for a fair presentation of such information when read in conjunction with the audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                            THREE MONTHS ENDED
                                             --------------------------------------------------------------------------------
                                             MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              1997      1997       1997      1997      1998      1998       1998       1998
                                             -------   -------   --------   -------   -------   -------   --------   -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:
  Software licenses........................  $23,517   $34,300   $38,207    $43,774   $44,945   $52,686   $59,775    $ 73,555
  Services.................................  10,961    12,305     14,119    16,052    18,761    21,491     23,324      25,396
  Maintenance..............................   4,020     4,372      5,770     6,295     7,742     9,394     11,082      13,765
                                             -------   -------   -------    -------   -------   -------   -------    --------
        Total revenues.....................  38,498    50,977     58,096    66,121    71,448    83,571     94,181     112,716
                                             -------   -------   -------    -------   -------   -------   -------    --------
Costs and Expenses:
  Cost of software licenses................   1,304     1,218         82       140     2,146     2,002      1,529       2,282
  Cost of services and maintenance.........   9,053    10,874     12,819    13,258    15,262    16,719     19,388      24,651
  Sales and marketing......................  14,183    17,743     19,016    22,584    24,817    28,452     31,627      37,082
  Research and development.................   9,183    12,638     15,122    15,798    18,361    19,290     22,054      24,446
  General and administrative...............   4,283     5,796      5,785     5,946     6,674     7,592      8,710      10,869
  In-process research and development and
    acquisition-related expenses...........      --     5,649         --     3,657        --     6,484        560         574
                                             -------   -------   -------    -------   -------   -------   -------    --------
        Total costs and expenses...........  38,006    53,918     52,824    61,383    67,260    80,539     83,868      99,904
                                             -------   -------   -------    -------   -------   -------   -------    --------
Operating income (loss)....................     492    (2,941)     5,272     4,738     4,188     3,032     10,313      12,812
Other income, net..........................     752       702        777     1,122     1,442     1,947      1,774       1,754
                                             -------   -------   -------    -------   -------   -------   -------    --------
Income (loss) before income taxes..........   1,244    (2,239)     6,049     5,860     5,630     4,979     12,087      14,566
Provision (benefit) for income taxes.......     486      (919)     2,782     4,567     2,167     4,413      4,870       5,829
                                             -------   -------   -------    -------   -------   -------   -------    --------
Net income (loss)..........................  $  758    $(1,320)  $ 3,267    $1,293    $3,463    $  566    $ 7,217    $  8,737
                                             =======   =======   =======    =======   =======   =======   =======    ========
Net income (loss) per share................  $ 0.01    $(0.02)   $  0.05    $ 0.02    $ 0.05    $ 0.01    $  0.10    $   0.12
                                             =======   =======   =======    =======   =======   =======   =======    ========
Net income (loss) per share, assuming
  dilution.................................  $ 0.01    $(0.02)   $  0.05    $ 0.02    $ 0.05    $ 0.01    $  0.10    $   0.11
                                             =======   =======   =======    =======   =======   =======   =======    ========
Weighted average common shares
  outstanding..............................  61,174    61,678     62,724    64,824    68,432    69,484     70,325      71,227
Weighted average common shares outstanding,
  assuming dilution........................  69,848    61,678     71,028    72,596    76,414    76,534     75,233      76,824

                               INDEX TO EXHIBITS

            EXHIBIT
             NUMBER                            DESCRIPTION
            -------                            -----------
           2.1*        -- Agreement and Plan of Merger, dated May 15, 1997, by and among the Company. TSC Acquisition Corporation and Think
                          Systems Corporation (filed as Exhibit 2.1 to the
                          Company's Current Report on Form 8-K dated May 15, 1997
                          (the "May 1997 8-K"))
           2.2*        -- Agreement and Plan of Merger, dated May 15, 1997, by and among the Company, OSC Acquisition Corporation and
                          Optimax Systems Corporation (filed as Exhibit 2.2 to the
                          May 1997 8-K)
           3.1*        -- Restated Certificate of Incorporation (filed as Exhibit
                          3.2 to the Company's Quarterly Report on 10-Q for the
                          quarter ended September 30, 1998 (the "September 1998
                          10-Q"))
           3.2*        -- Amended and Restated Bylaws (filed as Exhibit 3.1 to the
                          September 1998 10-Q)
           4.1*        -- Specimen Common Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg.
                          No. 333-1752) (the "Form S-1"))
           10.1*       -- Form of Registration Rights Agreement, dated April 1,
                          1996, among the Company, Sanjiv S. Sidhu and Sidhu-Singh
                          Family Investments, Ltd. (filed as Exhibit 10.2 to the
                          Form S-1)
           10.2*+      -- 1995 Stock Option/Stock Issuance Plan (filed as Exhibit
                          10.3 to the Company's Registration Statement on Form S-8
                          (Reg. No. 333-53667) (the "1998 S-8"))
           10.3*       -- Form of Indemnification Agreement between the Company and each of its officers and directors (filed as Exhibit 10.4
                          to the Form S-1)
           10.4*       -- Form of Employee Proprietary Information Agreement
                          between the Company and each of its employees (filed as
                          Exhibit 10.9 to the Form S-1)
           10.5*       -- Lease Agreement, dated July 14, 1995, between the Company and TRST Irving, Inc. (filed as Exhibit 10.10 to the Form
                          S-1)
           10.6*       -- Lease Agreement, dated June 29, 1990, as amended, between the Company and Park West E-2 Associates (filed as
                          Exhibit 10.11 to the Form S-1)
           10.7*#      -- Software License Agreement, dated August 31, 1995,
                          between the Company and Minnesota Mining and
                          Manufacturing (filed as Exhibit 10.12 to the Form S-1)
           10.8*       -- Second Amendment of Lease Agreement between the Company and TRST Irving, Inc. dated as of February 23, 1996
                          (filed as Exhibit 10.1 to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended March 31, 1996)
           10.9*       -- Third Amendment to Lease Agreement between the Company
                          and TRST Irving, Inc. dated as of July 25, 1996 (filed as
                          Exhibit 10.1 to the Company's Quarterly Report for the
                          quarter ended September 30, 1996 (the "September 1996
                          10-Q"))
           10.10*      -- Fifth Amendment to Lease Agreement between the Company
                          and Principal Mutual Life Insurance Company dated as of
                          August 29, 1996 (filed as Exhibit 10.2 to the September
                          1996 10-Q)
           10.11*      -- Fourth Amendment to Lease Agreement between the Company and TRST Irving, Inc. dated as of December 19, 1996
                          (filed as Exhibit 10.17 to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1996)
           10.12*      -- Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of
                          Think Systems Corporation (filed as Exhibit 99.3 to the
                          May 1997 8-K)

            EXHIBIT
             NUMBER                            DESCRIPTION
            -------                            -----------
           10.13*      -- Registration Rights Agreement, dated May 15, 1997, by and among the Company and each of the former shareholders of
                          Optimax Systems Corporation (filed as Exhibit 99.4 to the
                          May 1997 8-K)
           10.14*      -- Employee Stock Purchase Plan (filed as Exhibit 99.8 to
                          the Company's Registration Statement on Form S-8 (Reg.
                          No. 333-03703))
           10.15*      -- International Employee Stock Purchase Plan (filed as
                          Exhibit 99.1 to the Company's Registration Statement on
                          Form S-8 (Reg. No. 333-27009))
           10.16*      -- Think Systems Corporation 1996 Incentive Stock Plan
                          (filed as Exhibit 99.3 to the Company's Registration
                          Statement on Form S-8 (Reg. No. 333-28147) (the
                          "Think/Optimax S-8"))
           10.17*      -- Think Systems Corporation 1997 Incentive Stock Plan
                          (filed as Exhibit 99.1 to the Think/Optimax S-8)
           10.18*      -- Optimax Systems Corporation Stock Option Plan (filed as
                          Exhibit 99.10 to the Think/Optimax S-8)
           10.19*      -- InterTrans Logistics Solutions Limited 1997 Stock
                          Incentive Plan (filed as Exhibit 99.7 to the 1998 S-8)
           21.1        -- List of subsidiaries
           23.1        -- Consent of Ernst & Young LLP
           24.1        -- Power of Attorney, pursuant to which amendments to this
                          Form 10-K may be filed, is included on the signature page
                          contained in Part IV of this Form 10-K.
           27.1        -- Financial Data Schedule

---------------

* Incorporated herein by reference to the indicated filing.

+ Management contract or compensation plan.

# Confidential treatment previously granted.

     (b) Reports on Form 8-K.

        None.