Form 10-Q
period 1999-03-31
I2 TECHNOLOGIES INC
filed 1999-05-12
CIK 1009304

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

        For the transition period from ___________ to ______________

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

As of May 7, 1999, the Registrant had outstanding 73,287,504 shares of Common Stock, $0.00025 par value.


================================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I            FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 1998 and
                     March 31, 1999                                                                3

                  Condensed Consolidated Statements of Income for the Three Months
                     Ended March 31, 1998 and 1999                                                 4

                  Condensed Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 1998 and 1999                                          5

                  Notes to Condensed Consolidated Financial Statements                             6

   Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                         7

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      17



PART II           OTHER INFORMATION

   Item 2.        Changes in Securities                                                           18

   Item 6.        Exhibits and Reports on Form 8-K                                                18


SIGNATURES                                                                                        19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              i2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           December 31,    March 31,
                                                                               1998          1999
                                                                           ------------   -----------
                                                                                          (unaudited)
                                 ASSETS

Current assets:
      Cash and cash equivalents........................................    $     61,491   $    79,278
      Short-term investments...........................................          93,387        96,740
      Accounts receivable, net.........................................         126,033       124,173
      Prepaids and other current assets................................           9,164        15,533
      Deferred income taxes............................................           5,070         6,793
                                                                           ------------   -----------
           Total current assets........................................         295,145       322,517
Furniture and equipment, net...........................................          29,116        28,632
Deferred income taxes and other assets.................................          14,963        16,165
                                                                           ------------   -----------
           Total assets................................................    $    339,224   $   367,314
                                                                           ============   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable.................................................    $     10,814   $    11,178
      Accrued liabilities..............................................          43,311        50,111
      Deferred revenue.................................................          47,463        58,198
      Income taxes payable.............................................           2,213         4,508
                                                                           ------------   -----------
           Total current liabilities...................................         103,801       123,995
Deferred income taxes..................................................             448           325
                                                                           ------------   -----------
           Total liabilities...........................................         104,249       124,320
                                                                           ------------   -----------
Stockholders' equity:
      Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
           none issued.................................................              --            --
      Common Stock, $0.00025 par value, 200,000,000 shares
           authorized, 71,471,762 and 72,121,426 shares issued
           and outstanding, respectively...............................              18            18
      Additional paid-in capital.......................................         197,958       202,231
      Retained earnings................................................          36,999        40,745
                                                                           ------------   -----------
           Total stockholders' equity..................................         234,975       242,994
                                                                           ------------   -----------
           Total liabilities and stockholders' equity..................    $    339,224   $   367,314
                                                                           ============   ===========

                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended March 31,
                                                   ----------------------------------
                                                      1998                    1999
                                                   ----------              ----------
Revenues:
      Software licenses ........................   $   44,945              $   73,996
      Services .................................       18,761                  28,784
      Maintenance ..............................        7,742                  14,436
                                                   ----------              ----------
           Total revenues ......................       71,448                 117,216
                                                   ----------              ----------

Costs and expenses:
      Cost of software licenses ................        2,146                   3,159
      Cost of services and maintenance .........       15,262                  28,963
      Sales and marketing ......................       24,817                  40,699
      Research and development .................       18,361                  28,028
      General and administrative ...............        6,674                  11,102
      Acquisition-related expenses .............           --                     303
                                                   ----------              ----------
           Total costs and expenses ............       67,260                 112,254
                                                   ----------              ----------

Operating income ...............................        4,188                   4,962

Other income, net ..............................        1,442                   1,318
                                                   ----------              ----------

Income before income taxes .....................        5,630                   6,280
Provision for income taxes .....................        2,167                   2,534
                                                   ----------              ----------
Net income .....................................   $    3,463              $    3,746
                                                   ==========              ==========

Net income per share ...........................   $     0.05              $     0.05

Net income per share, assuming dilution ........   $     0.05              $     0.05

Weighted average common shares outstanding .....       68,432                  71,906

Weighted average common shares outstanding,
      assuming dilution ........................       76,414                  78,730


                            See accompanying notes.

                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                        1998                 1999
                                                                      ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..................................................   $   3,463            $   3,746
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization ..........................       2,370                3,649
           Provision for doubtful accounts ........................       1,013                2,221
           Deferred income taxes ..................................      (4,232)              (2,266)
           Tax benefit of stock options ...........................       4,281                1,830
           Changes in operating assets and liabilities:
                Accounts receivable, net ..........................       2,475                 (363)
                Income tax receivable/payable .....................       2,284                2,295
                Prepaid and other assets ..........................       1,517               (7,602)
                Accounts payable ..................................       2,582                  364
                Accrued liabilities ...............................       3,329                7,282
                Deferred revenue ..................................       7,173               10,735
                                                                      ---------            ---------
                    Net cash provided by operating activities .....      26,255               21,891
                                                                      ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of furniture and equipment ........................      (2,262)              (2,669)
      Net purchases of short-term investments .....................     (59,711)              (3,353)
                                                                      ---------            ---------
                    Net cash used in investing activities .........     (61,973)              (6,022)
                                                                      ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit ......................         943                   --
      Net proceeds from exercise of stock options .................       1,303                1,918
                                                                      ---------            ---------
                    Net cash provided by financing activities .....       2,246                1,918
                                                                      ---------            ---------

Net increase (decrease) in cash and cash equivalents ..............     (33,472)              17,787
Cash and cash equivalents at beginning of period ..................     127,433               61,491
                                                                      ---------            ---------
Cash and cash equivalents at end of period ........................   $  93,961            $  79,278
                                                                      =========            =========


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and its wholly-owned subsidiaries.
All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of our management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes for the three-year period ended December 31, 1998, included in our Annual Report on Form 10-K.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.


2.  NET INCOME PER SHARE

         We compute net income per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net income per share is based upon the weighted-average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method.

         Reconciliations of net income per share and net income per share, assuming dilution, computations for the three months ended March 31, 1998 and 1999 are as follows (amounts in thousands, except per share amounts):


                                                                           Three Months Ended March 31,
                                                                          ------------------------------
                                                                           1998                   1999
                                                                          -------                -------
     NET INCOME PER SHARE:
     Weighted-average common shares outstanding .......................    68,432                 71,906
                                                                          =======                =======
     Net income .......................................................   $ 3,463                $ 3,746
                                                                          =======                =======
     Net income per share .............................................   $  0.05                $  0.05
                                                                          =======                =======

     NET INCOME PER SHARE, ASSUMING DILUTION:
     Weighted-average common shares outstanding .......................    68,432                 71,906
     Common shares issuable upon exercise of stock options,
        net of shares assumed to be repurchased .......................     7,982                  6,824
                                                                          -------                -------
     Weighted-average common shares outstanding, assuming dilution ....    76,414                 78,730
                                                                          =======                =======
     Net income .......................................................   $ 3,463                $ 3,746
                                                                          =======                =======
     Net income per share, assuming dilution ..........................   $  0.05                $  0.05
                                                                          =======                =======

3.  SUBSEQUENT EVENT

        On May 12, 1999, we announced that we have entered into an agreement to acquire Austin-based SMART Technologies, Inc., a leading developer of Internet-based customer relationship solutions. Pursuant to the agreement, we will acquire all of the outstanding capital stock of SMART and will assume all outstanding stock options of SMART in exchange for approximately 2.1 million shares of our common stock, which includes the shares issuable upon exercise of assumed stock options. The merger is intended to be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results" sets forth and incorporates by reference certain factors that could cause our actual future results to differ materially from these statements.

OVERVIEW

         We are the leading provider of electronic Business Process Optimization ("eBPO") software products, a new class of decision-intelligence software that optimizes and integrates core business processes, while driving intelligent collaboration with trading partners. These processes include supply chain management, customer management, product lifecycle management as well as inter-process planning and strategic planning. We also provide services such as consulting, training and maintenance related to these products.

         Supply chain management encompasses the planning and scheduling of manufacturing and related logistics, including demand forecasting, raw materials procurement, work-in-process, distribution and transportation across multiple enterprises. Customer management maximizes customer satisfaction and optimizes return on sales, marketing and customer service investments. Product lifecycle management optimizes the management of products from concept, design and test, to phase-out and replacement. Inter-process planning balances resource requirements among these processes to achieve enterprise-wide efficiency and responsiveness. Strategic planning is used by senior executives to perform competitive analyses, set company objectives and make long-term finance, product portfolio and supply chain decisions.

         We have enabled businesses to re-engineer their business processes to realize significant increases in revenue, reductions in expenses and reductions in asset investments by improving the efficiency and effectiveness of determining when, where, what and how much to buy, make, move, store and sell. As the Internet becomes an increasingly significant global medium for business-to-business and business-to-consumer online commerce, existing and new businesses in a wide variety of vertical markets are seeking to capitalize on this growth. Our software enables our customers to benefit from the growth of the Internet by supporting new Internet/online storefronts and enabling re-engineering of supply chains to facilitate e-commerce transactions.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                               Three Months Ended March 31,
                                                              --------------------------------
                                                                 1998                 1999
                                                              -----------          -----------
              Revenues:
                  Software licenses..................                62.9%                63.1%
                  Services...........................                26.3                 24.6
                  Maintenance........................                10.8                 12.3
                                                              -----------          -----------
                          Total revenues.............               100.0                100.0
                                                              -----------          -----------
              Costs and expenses:
                  Cost of software licenses..........                 3.0                  2.7
                  Cost of services and maintenance...                21.4                 24.7
                  Sales and marketing................                34.7                 34.7
                  Research and development...........                25.7                 23.9
                  General and administrative.........                 9.3                  9.5
                  Acquisition-related expenses.......                  --                  0.3
                                                              -----------          -----------
                          Total costs and expenses...                94.1                 95.8
                                                              -----------          -----------
              Operating income.......................                 5.9                  4.2
              Other income, net......................                 2.0                  1.1
                                                              -----------          -----------
              Income before income taxes.............                 7.9                  5.4
              Provision for income taxes.............                 3.0                  2.2
                                                              -----------          -----------
              Net income.............................                 4.8%                 3.2%
                                                              ===========          ===========


     REVENUES

         Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. As of January 1, 1999, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." We believe we are currently in compliance with SOP 97-2, as modified by SOP 98-9. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         Total revenues increased 64% to $117.2 million in the quarter ended March 31, 1999 from $71.4 million in the quarter ended March 31, 1998. We currently derive substantially all of our revenues from licenses associated with our RHYTHM suite of software products as well as related services and maintenance. We expect that revenues from the expanded suite of RHYTHM products will continue to account for substantially all of our revenues in the foreseeable future. As a result of our dependence on the continued market acceptance of business process optimization software applications, and specifically the RHYTHM suite of products and enhancements thereto, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 65% to $74.0 million in the quarter ended March 31, 1999 from $44.9 million in the quarter ended March 31, 1998. The significant increase in software license revenues was primarily due to an increased customer awareness of the benefits derived from deploying our software products and continued strength in key targeted vertical markets. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to continue to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers and other indirect channels will continue to increase as a percentage of software license revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful. There can also be no assurance that these relationships will continue in the future.

         SERVICES. Revenues from services increased 53% to $28.8 million in the quarter ended March 31, 1999 from $18.8 million in the quarter ended March 31, 1998. The significant increase in the dollar amount of service revenues was primarily due to the increase in the number of RHYTHM licenses sold and the ongoing investment in our consulting organization as a result of the increased demand for our products. The increase was also due to an increase in the use of third-party consultants to provide implementation services to our customers which has allowed us to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period to period basis, based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 86% to $14.4 million in the quarter ended March 31, 1999 from $7.7 million in the quarter ended March 31, 1998. The significant increase in the dollar amount of maintenance revenues was primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. We expect that maintenance revenues both in dollar amount and as a percentage of total revenues will continue to increase.

         CONCENTRATION OF REVENUES. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. For example, in the first quarter of 1999 and and the second, third and fourth quarters of 1998, one or more customers each accounted for at least 15% of total software license revenues. In recent periods, these large transactions have tended to be follow-on licenses with existing customers.
While we believe that the loss of any of these particular customers would not seriously harm our business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

         INTERNATIONAL REVENUES. Our international revenues, primarily generated from customers located in Europe, Asia and Canada, in the quarter ended March 31, 1999, were approximately 35% of total revenues, compared to approximately 22% of total revenues in the quarter ended March 31, 1998. The increase in international revenues was due to our increased sales and marketing efforts internationally, primarily in Europe. We believe that continued growth and profitability will require further expansion of our sales in international markets. In order to successfully increase the level of international sales, we have utilized and will continue to utilize substantial resources to expand existing international operations, establish additional international operations and hire additional personnel.

     COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) commissions paid to third parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with sales of RHYTHM, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $3.2 million and $2.1 million in the quarters ended March 31, 1999 and 1998, representing 4% and 5% of software license revenues, respectively. The increase in the dollar amount of the cost of software licenses was primarily due to an increase in the amount of royalty fees associated with third-party software included with sales of RHYTHM and an increase in commissions paid to third parties in connection with joint marketing and other related agreements.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as hotline telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance was $29.0 million and $15.3 million in the quarters ended March 31, 1999 and 1998, representing 67% and 58% of total services and maintenance revenues, respectively. The increase in cost of services and maintenance was primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that our license sales do not increase at anticipated rates, the hiring of additional personnel could seriously harm our gross margins.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $40.7 million and $24.8 million in the quarters ended March 31, 1999 and 1998, representing 35% of total revenues in both periods. The increase in the dollar amount of sales and marketing expenses was primarily due to continued expansion of our direct sales force, increased sales commissions as a result of higher revenues, continued investment in strengthening our international selling presence, and increased marketing and promotional activities as a result of our expanded suite of products. We believe that the dollar amount of sales and marketing expenses will continue to increase and sales and marketing expenses as a percentage of total revenues may also increase from the levels attained in the three months ended March 31, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $28.0 million and $18.4 million in the quarters ended March 31, 1999 and 1998, representing 24% and 26% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred to support our growing strategic product footprint. We expect that the dollar amount of research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for existing and new vertical markets.

         In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, we have not capitalized any software development costs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were

$11.1 million and $6.7 million in the quarters ended March 31, 1999 and 1998 representing 9% of total revenues in both periods. The increase in the dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of our business. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     OTHER INCOME, NET

         Other income, net consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $1.3 million and $1.4 million in the quarters ended March 31, 1999 and 1998, representing 1% and 2% of total revenues, respectively. The decrease in other income, net was primarily due to decreased returns on our cash, cash equivalents and short-term investment balances due to the overall lower interest rate environment in 1999 as compared to the same period in 1998.

     PROVISION FOR INCOME TAXES

         Our effective tax rate for the quarter ended March 31, 1999 was 40%, compared to 38.5% for the quarter ended March 31, 1998. The effective tax rate for the quarter ended March 31, 1999 varied from the U.S. statutory rate due to the non-deductibility of certain acquisition-related expenses. Without these expenses, our effective tax rate for the quarter ended March 31, 1999 would have been 38.5%.

     EARNINGS PER SHARE

         Our earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have primarily financed our operations and met our capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. We maintained a strong liquidity and financial position with $198.5 million of working capital as of March 31, 1999 as compared to $191.3 million as of December 31, 1998. The increase in working capital was primarily related to an increase in cash, cash equivalents and short-term investments to $176.0 million at March 31, 1999 from $154.9 million at December 31, 1998. Cash flows from operations were $21.9 million and $26.3 million for the quarters ended March 31, 1999 and 1998, respectively. Operating cash flows decreased primarily due to a decrease in the tax benefit from stock option exercises and an increase in prepaids and other assets. The tax benefit from stock option exercises is primarily the result of disqualifying dispositions of stock acquired under our stock plans.

         Accounts receivable, net of allowance for doubtful accounts, decreased to $124.2 million at March 31, 1999 from $126.0 million at December 31, 1998. Quarter-end days' sales outstanding decreased to 95 days at March 31, 1999 from 102 days at December 31, 1998. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons including (i) the amount and timing of revenues earned; (ii) our collection experience; (iii) the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the U.S. and (iv) the number of large sales for which some amounts may not be due upon execution of the contract. We believe that the allowance for doubtful accounts at March 31, 1999 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of our accounts receivable are derived from sales of large licenses, often to new customers with whom we do not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables become uncollectible.

         Cash used in investing activities was $6.0 million for the quarter ended March 31, 1999 as compared to $62.0 million for the quarter ended March 31, 1998. Cash used in investing activities was unusually large in the first quarter of 1998 due to the investment of the December 1997 equity offering proceeds. At March 31, 1999, we did not have any material commitments for capital expenditures.

         We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

         In October 1998, we entered into a one-year, $15.0 million revolving credit agreement. The revolving credit agreement is not subject to a borrowing base limitation and borrowings under the agreement bear interest at various customary market rates. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on behalf of us, $7.9 million of which were outstanding at March 31, 1999. This facility contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. At March 31, 1999, there were no borrowings outstanding under this agreement.

        On May 12, 1999, we announced that we have entered into an agreement to acquire Austin-based SMART Technologies, Inc., a leading developer of Internet-based customer relationship solutions. Pursuant to the agreement, we will acquire all of the outstanding capital stock of SMART and will assume all outstanding stock options of SMART in exchange for approximately 2.1 million shares of our common stock, which includes the shares issuable upon exercise of assumed stock options. The merger is intended to be accounted for as a pooling of interests.

         We believe that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flow from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, any material acquisitions of complementary businesses, products or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

YEAR 2000 ISSUES

         Many older computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Based on our assessment, we believe that current versions of our software products are Year 2000 compliant. However, we believe some customers are running earlier versions of the software products developed by acquired companies that are not Year 2000 compliant, and we have been encouraging such customers to migrate to current product versions. Moreover, our products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. We may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with our products or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability for Year 2000-related damages, including consequential damages, could seriously harm our business, operating results and financial condition.

         We believe that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by us. Any of the foregoing could seriously harm our business, operating results and financial condition.

         Our plan to resolve Year 2000 issues includes assessment, remediation and testing of internal management and other information systems. The completed assessment indicates that a portion of our information systems could be affected. As of March 31, 1999, remediation and testing of such systems was substantially complete with an expected completion date of June 30, 1999; however, system compliance testing will continue in conjunction with our overall information systems initiatives throughout 1999. Areas being addressed include reviews of our telephone and voice mail systems, security systems and other office support systems. We have not deferred any information technology initiatives as a result of our Year 2000 project. In the first quarter of 1999, we incurred approximately $150,000 of expenses related to correction of Year 2000 issues. We currently expect to incur expenses of approximately $100,000 during the remainder of 1999 in connection with the correction of Year 2000 issues. Such expenses are being funded through operating cash flows.

         We believe that an effective plan is in place to resolve the Year 2000 issues in a timely manner. Although we have not yet completed all necessary phases of our Year 2000 program, we do not believe that material exposure to significant business interruption exists as a result of Year 2000 compliance issues or that the cost of remedial actions will seriously harm our business, financial condition or results of operations. We currently have no contingency plans in place in the event we do not complete all phases of our Year 2000 plan. We continue to evaluate the status of completion throughout the remainder of 1999 to determine whether such a plan is necessary.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on technical and implementation personnel; Year 2000 compliance issues; product liability claims; and volatility of stock price. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K dated February 3, 1999.

OUR FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

         Our operating results have varied significantly from quarter to quarter in the past and will continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Factors that could affect quarterly operating results include:

         o  Volume and timing of customer orders;

         o  Length of the sales cycle;

         o  Customer budget constraints;

         o Announcement or introduction of new products or product enhancements by us or our competitors;

         o  Changes in prices of our products and those of our competitors;

         o  Foreign currency exchange rate fluctuations;

         o  Mix of direct and indirect sales;

         o  Changes in our strategic relationships; and

         o  Changes in our business strategy.

         Furthermore, customers may defer or cancel their purchases of our products if they experience a downturn in their business or if there is a downturn in the general economy. We will continue to determine our investment and expense levels based on our expected future revenues. A significant portion of our expenses is not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below expectations, our operating results and net income are likely to be adversely and disproportionately affected. In addition, we may reduce our prices or accelerate our investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. Our revenues may not grow at historical rates in future periods, or they may not grow at all. Because of this, we may not maintain positive operating margins in future quarters.

WE EXPERIENCE SEASONAL FLUCTUATIONS IN OPERATING RESULTS

         Historically, our operating results have tended to be strongest in the fourth quarter of the year and to increase only modestly in the first quarter of the following year. We believe that this seasonality is due to the calendar year budgeting cycles of many of our customers and our compensation policy that rewards sales personnel for achieving annual revenue quotas. In future periods, we expect that these seasonal trends may cause first quarter operating results to remain consistent with, or decrease from, the level achieved in the preceding quarter.

OUR MARKETS ARE HIGHLY COMPETITIVE

         The markets for our products are highly competitive. Our competitors offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Our competitors include:

         o Enterprise resource application software vendors such as SAP AG, PeopleSoft, Inc., Oracle Corporation and Baan Company, N.V. Each of these vendors currently offers sophisticated enterprise resource planning solutions that currently or may in the future incorporate applications competitive with our products;

         o Supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.;

         o E-commerce software providers, including BroadVision, Inc. and Open Market, Inc.;

         o Business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software;

         o Corporate information technology departments which may develop their own advanced planning and scheduling software; and

         o Companies offering standardized or customized products for mainframe and/or mid-range computer systems.

         Historically, a number of enterprise resource planning vendors have jointly marketed our products as a complement to their own systems. However, as we attempt to increase our market share and expand our product offerings, and as enterprise resource planning vendors expand their own product offerings, we believe our relationships with these vendors will become more competitive. Specifically, in 1997, our license and distribution agreement with SAP AG was terminated, and SAP AG is currently marketing a suite of advanced planning and scheduling products that may compete directly with RHYTHM. In addition, Oracle has announced an advanced planning initiative. We believe that other enterprise resource planning vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules. At least two other enterprise resource planning vendors have acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

         Relative to us, many of our competitors have:

         o  Longer operating histories;

         o Significantly greater financial, technical, marketing and other resources;

         o  Greater name recognition;

         o  A broader range of products to offer; and

         o  A larger installed base of customers.

         In addition, we expect to experience increasing price competition as we compete for market share. We may not be able to compete successfully with our existing or new competitors. If we experience increased competition, it may have a damaging effect on our business, operating results and financial condition.

WE FACE RISKS OF A DEVELOPING MARKET

         We currently derive a substantial portion of our revenues from licenses for supply chain management software and related services. However, we are investing significant resources in developing and marketing broader functionality for eBPO solutions, such as customer management, product lifecycle management, inter-process planning and strategic planning. The market for this broader functionality may not develop, competitors may develop superior products or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously damage our business, operating results and financial condition.

OUR MARKET EXPERIENCES RAPID TECHNOLOGICAL CHANGE

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

WE MUST INTEGRATE OUR RECENT ACQUISITIONS

         In April 1998, we acquired InterTrans Logistics Solutions Limited ("ITLS"). In May 1997, we acquired Think Systems Corporation ("Think") and Optimax Systems Corporation ("Optimax"). In addition, we have acquired many smaller businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions will depend primarily on our ability to:

         o  Retain, motivate and integrate the acquired personnel;

         o  Integrate multiple information systems; and

         o  Integrate acquired software with RHYTHM.

         We may encounter difficulties in integrating our operations and products with those of ITLS, Think, Optimax and others. We may not realize the integration benefits we anticipated when we made these acquisitions. Our failure to successfully integrate our operations and products with those of ITLS, Think, Optimax and others could seriously harm our business, operating results and financial condition.

WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO SPECIAL RISKS

         We derived approximately 35% of our total revenues in the first quarter of 1999 from customers located outside of the U.S. Further, approximately 20%, 31% and 22% of our total revenues in 1998, 1997 and 1996, respectively, was derived from customers located outside of the U.S. To continue our growth and profitability, we will need to expand our sales in international markets. Further penetration of international markets will require us to expand our existing foreign operations, to establish additional foreign operations and to translate our software and manuals into additional foreign languages. Expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. If we are unable to expand our international operations or translate our software and manuals into foreign languages in a timely manner, our further penetration of international markets would be limited and our business, results of operations and financial condition could be seriously damaged. Our international operations are subject to risks inherent in international business activities, including:

         o Difficulty in staffing and managing geographically disparate operations;

         o  Longer accounts receivable payment cycles in certain countries;

         o  Compliance with a variety of foreign laws and regulations;

         o  Unexpected changes in regulatory requirements;

         o  Overlap of different tax structures;

         o  Greater difficulty in safeguarding intellectual property;

         o  Import and export licensing requirements;

         o  Trade restrictions;

         o  Changes in tariff rates; and

         o  General economic conditions in international markets.

         In particular, countries in the Asia-Pacific and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could have a damaging effect on the demand for our products, the U.S. dollar value of our foreign currency denominated sales and, ultimately, our business, operating results and financial condition.

WE MAY EXPERIENCE CURRENCY FLUCTUATIONS

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

OUR SOFTWARE PRODUCTS MAY BE INCOMPATIBLE WITH NEW PLATFORMS

         RHYTHM is a client/server solution which can operate on hardware platforms from Digital Equipment (acquired by Compaq Computer), Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft. RHYTHM can access data from most widely used SQL (structured query language) databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to port RHYTHM to those platforms in order to remain competitive. Such platforms may not be architecturally compatible with RHYTHM's software product design, and we may not be able to port RHYTHM to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to port to new platforms that achieve significant market acceptance would seriously damage our business, operating results and financial condition.

OUR SOFTWARE IS COMPLEX AND MAY CONTAIN UNDETECTED ERRORS

         Our software programs are complex and may contain undetected errors or "bugs." Despite testing, bugs may be discovered only after our product has been installed and used by customers. We have on occasion experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, any of which could seriously damage our business, operating results and financial condition.

PENDING RELEASES OF NEW PRODUCTS MAY CAUSE PURCHASING DELAYS

         Customers may delay their purchasing decisions in anticipation of new or enhanced RHYTHM products or products of competitors. Delays in customer purchasing decisions could seriously damage our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases, could seriously damage our business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning market risk is contained on Page 29 of our 1998 Annual Report on Form 10-K and is incorporated by reference to such annual report.

                              i2 TECHNOLOGIES, INC.

                                     PART II


ITEM 2.    CHANGES IN SECURITIES.

         From January 1 through March 31, 1999, we issued approximately 500,000 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $6.06 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Index


                  Exhibit
                  Number               Description
                  ------         ------------------------
                  27.1           Financial Data Schedule


         (b)      Reports on Form 8-K

                  During the quarter ended March 31, 1999, we filed the following Current Reports on Form 8-K:

                      We filed a Form 8-K dated February 3, 1999 (Item 7) announcing a proposed offering of convertible securities.

                      We filed a Form 8-K dated February 22, 1999 (Item 7) announcing the withdrawal of the proposed offering of convertible securities.

                  After March 31, 1999, we filed the following Current Report on Form 8-K:

                      We filed a Form 8-K dated April 16, 1999 (Item 4) reporting a change in our certifying accountants.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              i2 TECHNOLOGIES, INC.



         May 12, 1999         /s/ Sanjiv S. Sidhu
         ------------         -------------------------------------
          (Date)              Sanjiv S. Sidhu
                              Chairman of the Board and Chief Executive Officer
                              (Principal executive officer)


         May 12, 1999         /s/ David F. Cary
         ------------         -------------------------------------
          (Date)              David F. Cary
                              Chief Financial Officer
                              (Principal finance and accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 27.1              Financial Data Schedule