Form 10-Q
period 1999-06-30
I2 TECHNOLOGIES INC
filed 1999-08-16
CIK 1009304

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

                 For the quarterly period ended June 30, 1999

                                       OR

       ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to
                                                  -------------

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
                                                    Yes  X    No
                                                        ---      ---

As of August 13, 1999, the Registrant had outstanding 75,937,392 shares of Common Stock, $.00025 par value.


================================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----

PART I            FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 1998 and
                     June 30, 1999                                                                 3

                  Condensed Consolidated Statements of Income for the Three and
                     Six Months Ended June 30, 1998 and 1999                                       4

                  Condensed Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 1998 and 1999                                           5

                  Notes to Condensed Consolidated Financial Statements                             6

   Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                         9

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      19



PART II           OTHER INFORMATION

   Item 2.        Changes in Securities                                                           20

   Item 4.        Submission of Matters to a Vote of Security Holders.                            20

   Item 6.        Exhibits and Reports on Form 8-K                                                21


SIGNATURES                                                                                        22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              i2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            December 31,  June 30,
                                                                               1998         1999
                                                                             --------     --------
                                                                                         (unaudited)
                                 ASSETS
Current assets:
      Cash and cash equivalents ........................................     $ 61,491     $103,874
      Short-term investments ...........................................       93,387       85,287
      Accounts receivable, net .........................................      126,033      137,663
      Prepaid and other current assets .................................        9,164       11,382
      Income tax receivable ............................................           --        2,466
      Deferred income taxes ............................................        5,070        7,549
                                                                             --------     --------
           Total current assets ........................................      295,145      348,221
Furniture and equipment, net ...........................................       29,116       32,049
Deferred income taxes and other assets .................................       14,963       21,646
                                                                             --------     --------
           Total assets ................................................     $339,224     $401,916
                                                                             ========     ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .................................................     $ 10,814     $ 14,319
      Accrued liabilities ..............................................       43,311       53,776
      Deferred revenue .................................................       47,463       59,555
      Income taxes payable .............................................        2,213           --
                                                                             --------     --------
           Total current liabilities ...................................      103,801      127,650
Deferred income taxes ..................................................          448          308
                                                                             --------     --------
           Total liabilities ...........................................      104,249      127,958
                                                                             --------     --------
Stockholders' equity:
      Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
           none issued .................................................           --           --
      Common Stock, $0.00025 par value, 200,000,000 shares
           authorized, 71,471,762 and 73,854,415 shares issued
           and outstanding, respectively ...............................           18           18
      Additional paid-in capital .......................................      197,958      224,664
      Retained earnings ................................................       36,999       49,276
                                                                             --------     --------
           Total stockholders' equity ..................................      234,975      273,958
                                                                             --------     --------
           Total liabilities and stockholders' equity ..................     $339,224     $401,916
                                                                             ========     ========

                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended          Six Months Ended
                                                          June 30,                 June 30,
                                                    --------------------     ---------------------
                                                     1998         1999         1998         1999
                                                    -------     --------     --------     --------
Revenues:
     Software licenses ........................     $52,686     $ 79,243     $ 97,631     $153,239
     Services .................................      21,491       36,311       40,252       65,095
     Maintenance ..............................       9,394       15,851       17,136       30,287
                                                    -------     --------     --------     --------
         Total revenues .......................      83,571      131,405      155,019      248,621
                                                    -------     --------     --------     --------

Costs and expenses:
     Cost of software licenses ................       2,002        3,429        4,148        6,588
     Cost of services and maintenance .........      16,719       30,995       31,981       59,958
     Sales and marketing ......................      28,452       42,893       53,269       83,592
     Research and development .................      19,290       29,434       37,651       57,462
     General and administrative ...............       7,592       12,058       14,266       23,160
     Acquisition-related expenses .............       6,484          274        6,484          577
                                                    -------     --------     --------     --------
         Total costs and expenses .............      80,539      119,083      147,799      231,337
                                                    -------     --------     --------     --------

Operating income ..............................       3,032       12,322        7,220       17,284

Other income, net .............................       1,947        1,606        3,389        2,924
                                                    -------     --------     --------     --------

Income before income taxes ....................       4,979       13,928       10,609       20,208
Provision for income taxes ....................       4,413        5,397        6,580        7,931
                                                    -------     --------     --------     --------
Net income ....................................     $   566     $  8,531     $  4,029     $ 12,277
                                                    =======     ========     ========     ========

Net income per share ..........................     $  0.01     $   0.12     $   0.06     $   0.17

Net income per share, assuming dilution .......     $  0.01     $   0.11     $   0.05     $   0.16

Weighted average common shares outstanding ....      69,484       73,147       69,024       72,523

Weighted average common shares outstanding,
     assuming dilution ........................      76,534       79,628       76,484       79,194


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                             1998           1999
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ....................................................     $   4,029      $  12,277
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Write-off of in-process research and development .........         3,819             --
           Depreciation and amortization ............................         6,260          7,138
           Provision for doubtful accounts ..........................         1,736          3,626
           Deferred income taxes ....................................        (8,822)        (8,639)
           Tax benefit of stock options .............................        10,069         16,625
           Changes in operating assets and liabilities:
               Accounts receivable, net .............................        (6,559)       (15,256)
               Income tax receivable/payable ........................         2,301         (4,679)
               Prepaid and other assets .............................          (764)        (4,176)
               Accounts payable .....................................           625          3,505
               Accrued liabilities ..................................         9,157         10,465
               Deferred revenue .....................................        10,717         12,092
                                                                          ---------      ---------
                    Net cash provided by operating activities .......        32,568         32,978
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Business acquisition, net of acquired cash ....................        (1,822)            --
      Purchases of furniture and equipment ..........................        (7,728)        (8,776)
      Net sales (purchases) of short-term investments ...............       (22,485)         8,100
                                                                          ---------      ---------
                    Net cash used in investing activities ...........       (32,035)          (676)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on revolving line of credit ......................          (657)            --
      Proceeds from sales of common stock and exercise of
           stock options ............................................         5,290         10,081
                                                                          ---------      ---------
                    Net cash provided by financing activities .......         4,633         10,081
                                                                          ---------      ---------

Net increase in cash and cash equivalents ...........................         5,166         42,383
Cash and cash equivalents at beginning of period ....................       127,433         61,491
                                                                          ---------      ---------
Cash and cash equivalents at end of period ..........................     $ 132,599      $ 103,874
                                                                          =========      =========


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.

2.  NET INCOME PER SHARE

         We compute earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Net income per share is based upon the weighted average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method.

         We exclude potentially dilutive securities from our net income per share, assuming dilution computation when the exercise price of the securities exceeds the average fair value of our common stock. For the three and six months ended June 30, 1999, we excluded 1,790,952 and 1,812,952 employee stock options, respectively, from the net income per share computation. For the three and six months ended June 30, 1998, we excluded 234,800 and 1,684,030 employee stock options, respectively, from the earnings per share computation.

         Reconciliations of net income per share and net income per share, assuming dilution computations for the three and six months ended June 30, 1998 and 1999 are as follows (amounts in thousands, except per share amounts):

                                                                Three Months                  Six Months
                                                                Ended June 30,              Ended June 30,
                                                             -------------------         -------------------
                                                               1998        1999            1998        1999
                                                             -------     -------         -------     -------
Weighted average common shares outstanding .............      69,484      73,147          69,024      72,523
Common shares issuable upon exercise of stock
   options, net of shares assumed to be
   repurchased .........................................       7,050       6,481           7,460       6,671
                                                             -------     -------         -------     -------
Weighted average common shares outstanding, assuming
   dilution ............................................      76,534      79,628          76,484      79,194
                                                             =======     =======         =======     =======
Net income .............................................     $   566     $ 8,531         $ 4,029     $12,277
                                                             =======     =======         =======     =======
Net income per share ...................................     $  0.01     $  0.12         $  0.06     $  0.17
                                                             =======     =======         =======     =======

Net income per share, assuming dilution ................     $  0.01     $  0.11         $  0.05     $  0.16
                                                             =======     =======         =======     =======


3.    BUSINESS COMBINATIONS

         In April 1998, we completed the acquisition of ITLS. Under the terms of the agreement, we have agreed to issue approximately 3.3 million shares of our common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS. The ITLS acquisition was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combination and include the combined operations of the Company and ITLS for all periods presented.

         In connection with the ITLS acquisition, we incurred expenses which included, among other things, investment banking, legal and accounting fees and expenses. Also in the second quarter of 1998, we completed an acquisition, accounted for using the purchase method, for a total purchase price of $5.0 million, which included approximately 77,000 shares of our common stock, cash and acquisition costs. A substantial portion of the purchase price represented the value of in-process research and development and was expensed in the second quarter of 1998. For the three and six months ended June 30, 1998, the total of all acquisition-related expenses resulted in a one-time charge to our operating results of $6.5 million, or $0.08 per share, assuming dilution.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000.

         In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue
Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when
(1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. We believe that SOP 98-9 will have no material effect on our results of operations.

5.  SEGMENT AND GEOGRAPHIC INFORMATION

         We are principally engaged in the design, development, marketing and support of our RHYTHM family of products and intelligent eBusiness offerings. Substantially all revenues result from the licensing of our software products and related services and maintenance. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment, specifically the license, implementation and support of our software applications.

6.  SUBSEQUENT EVENT

          On July 15, 1999, we completed the acquisition of Sales Marketing Administration Research Tracking Technologies, Inc. ("SMART") of Austin, Texas. SMART develops software applications that help companies use the world wide web to build and extend relationships with customers, partners and suppliers. Under the terms of the agreement, we will issue up to 2.1 million shares of our common stock for all of the capital stock and outstanding options of SMART. We will account for the SMART acquisition as a pooling of interests. We expect to incur approximately $2.0 million in certain expenses related to this acquisition. These costs include, among other things, investment banking, legal and accounting fees and expenses. These expenses will be recognized in the third quarter of 1999. The accompanying condensed consolidated financial statements have not been restated to reflect the acquisition.

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

OVERVIEW

         We are a leading provider of advanced software solutions for supply chain optimization and intelligent e-business. Our RHYTHM family of products and service offerings are designed to help companies optimize business processes both internally and among trading partners. Optimization is delivered in the form of operating efficiencies, enhanced return on assets and potentially increased sales. Intelligent eBusiness leverages these solutions with the advantages of the Internet to enhance collaboration within and among enterprises and their customers. We are the leading provider of global supply chain optimization solutions within our RHYTHM family of products, which model complex supply chains and rapidly generate integrated solutions for planning and scheduling problems. Our solutions for intelligent eBusiness will also include solutions for optimal product lifecycle management, customer relationship management, inter-process planning and strategic planning. Our collaborative communities of trading partners encourage real-time interactions among partners, customers and internal organizations to achieve high customer satisfaction, improved profitability and sustainable growth for all members of the community. We also provide related exchange services for dynamic, real-time integration among trading partners, as well as other consulting, training and maintenance services.

         Our products enable businesses to optimize their business processes, and those of their trading partners, to realize increases in revenue, reductions in expenses and reductions in asset investments by improving the efficiency and effectiveness of determining when, where, what and how much to buy, make, move, store and sell. Independent industry analysts estimate that the market for supply chain management solutions may grow from $2.6 billion in 1998 to $18.6 billion in 2003. As the Internet becomes an increasingly significant global medium for business-to-business and business-to-consumer online commercial activities, existing and new businesses in a wide variety of vertical markets are seeking to capitalize on this growth. Our software solutions enable our customers to benefit from the growth of the Internet by supporting new Internet/online customer-facing applications that integrate with our intelligent back-end software and enabling re-engineering of global supply chains to facilitate and fulfill electronic commerce transactions. Independent industry analysts estimate that the worldwide market for goods and services transacted through means of electronic commerce may grow from $80 billion in 1998 to $3.2 trillion in 2003.

         In April 1998, we completed the acquisition of InterTrans Logistics Solutions ("ITLS") of Markham, Ontario. ITLS provides software designed to manage both the daily operations and the tactical and strategic planning aspects of transportation and logistics activities across the supply chain. Under the terms of the acquisition agreement, we agreed to issue approximately 3.3 million shares of our common stock for all of the outstanding capital stock and all unexpired and unexercised options of ITLS, the majority of which was issued in the second quarter of 1998. The ITLS acquisition was accounted for as a pooling of interests, and accordingly, the Condensed Consolidated Financial Statements included elsewhere herein give retroactive effect to the acquisition and include the combined operations of i2 and ITLS for all periods presented. The following discussion and analysis should be read in conjunction with such Condensed Consolidated Financial Statements. Also in the second quarter of 1998, we completed an acquisition, accounted for using the purchase method, for a purchase price of $5.0 million, of which a substantial portion of the purchase price was recorded as in-process research and development and expensed in the second quarter of 1998 along with other acquisition-related expenses in connection with the ITLS acquisition.

         On July 15, 1999, we completed the acquisition of Sales Marketing Administration Research Tracking Technologies, Inc. ("SMART") of Austin, Texas, which develops software applications that help companies use the world wide web to build and extend relationships with customers, partners and suppliers. Under the terms of the agreement, we will issue up to 2.1 million shares of our common stock for all of the capital stock and outstanding options of SMART. We will account for the SMART acquisition as a pooling of interests. We expect to incur approximately $2.0 million in certain expenses related to this acquisition. These costs include, among other things, investment banking, legal and accounting fees and expenses. These expenses will be recognized in the third quarter of 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
                                              ----------------------      ---------------------
                                                1998          1999          1998          1999
                                              --------      --------      --------      --------
Revenues:
    Software licenses .................           63.1%         60.3%         63.0%         61.6%
    Services ..........................           25.7          27.6          26.0          26.2
    Maintenance .......................           11.2          12.1          11.0          12.2
                                              --------      --------      --------      --------
       Total revenues .................          100.0         100.0         100.0         100.0
                                              --------      --------      --------      --------
Costs and expenses:
    Cost of software licenses .........            2.4           2.6           2.7           2.7
    Cost of services and maintenance ..           20.0          23.6          20.6          24.1
    Sales and marketing ...............           34.0          32.6          34.3          33.6
    Research and development ..........           23.1          22.4          24.3          23.1
    General and administrative ........            9.1           9.2           9.2           9.3
    Acquisition-related expenses ......            7.8           0.2           4.2           0.2
                                              --------      --------      --------      --------
       Total costs and expenses .......           96.4          90.6          95.3          93.0
                                              --------      --------      --------      --------
Operating income ......................            3.6           9.4           4.7           7.0
Other income, net .....................            2.3           1.2           2.2           1.2
                                              --------      --------      --------      --------
Income before income taxes ............            6.0          10.6           6.8           8.1
Provision for income taxes ............            5.3           4.1           4.2           3.2
                                              --------      --------      --------      --------
Net income ............................            0.7%          6.5%          2.6%          4.9%
                                              ========      ========      ========      ========

     REVENUES

         Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. As of January 1, 1999, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         Total revenues increased 57% to $131.4 million in the quarter ended June 30, 1999 from $83.6 million in the quarter ended June 30, 1998. In the first six months of 1999, total revenues increased 60% to $248.6 million from $155.0 million in the first six months of 1998. We currently derive substantially all of our revenues from licenses associated with our RHYTHM solutions as well as related services and maintenance. We expect that revenues from the expanded family of RHYTHM solutions will continue to account for substantially all of our revenues in the foreseeable future. As a result of our dependence on the continued market acceptance of our RHYTHM solutions, there can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

         SOFTWARE LICENSES. Revenues from software licenses increased 50% to $79.2 million in the quarter ended June 30, 1999 from $52.7 million in the quarter ended June 30, 1998. In the first six months of 1999, revenues from software licenses increased 57% to $153.2 million from $97.6 million in the first six months of 1998. The increases in software license revenues were primarily due to an increased customer awareness of the benefits derived from deploying our software solutions and continued strength in key targeted vertical markets. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to continue to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers and other indirect channels will continue to increase as a percentage of software license revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful. There can also be no assurance that these relationships will continue in the future.

         SERVICES. Revenues from services increased 69% to $36.3 million in the quarter ended June 30, 1999 from $21.5 million in the quarter ended June 30, 1998. In the first six months of 1999, revenues from services increased 62% to $65.1 million from $40.3 million in the first six months of 1998. The increases in service revenues were primarily due to the increase in the number of RHYTHM licenses sold and resulting consulting and implementation services. The increases were also due to an increase in the use of third-party consultants to provide implementation services to our customers which has allowed us to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period to period basis, based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 69% to $15.9 million in the quarter ended June 30, 1999 from $9.4 million in the quarter ended June 30, 1998. In the first six months of 1998, revenues from maintenance increased 77% to $30.3 million from $17.1 million in the first six months of 1998. The increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. We expect that maintenance revenues in dollar amount will continue to increase.

         CONCENTRATION OF REVENUES. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. For example, in the first and second quarters of 1999 and the second, third and fourth quarters of 1998, one or more customers each accounted for at least 15% of total software license revenues. In recent periods, these large transactions have tended to be follow-on licenses with existing customers. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

         INTERNATIONAL REVENUES. Our international revenues, primarily generated from customers located in Europe, Asia and Canada, in the three and six months ended June 30, 1999, were approximately 28% and 31% of total revenues, respectively, compared to approximately 17% and 19% of total revenues in the three and six months ended June 30, 1998. The increases in international revenues were due in part to the growing deployment of our products at existing customers' international sites. We believe that continued growth and profitability will require further expansion in international markets. In order to successfully increase the level of international sales, we have utilized and will continue to utilize substantial resources to expand existing international operations and establish additional international operations.

     COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (i) commissions paid to third parties in connection with joint marketing and other related agreements, (ii) royalty fees associated with third-party software included with sales of RHYTHM, (iii) the cost of user documentation and (iv) the cost of reproduction and delivery of the software. Cost of software licenses was $3.4 million and $2.0 million in the quarters ended June 30, 1999 and 1998, representing 4.3% and 3.8% of software license revenues, respectively. Cost of software licenses was $6.6 million and $4.1 million in the first six months of 1999 and 1998, representing 4.3% and 4.2% of software license revenues, respectively. The increases in the dollar amount of the cost of software licenses were primarily due to increases in the amount of royalty fees associated with third-party software included with sales of RHYTHM and increases in commissions paid to third parties in connection with joint marketing and other related agreements.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance was $31.0 million and $16.7 million in the quarters ended June 30, 1999 and 1998, representing 59.4% and 54.1% of total services and maintenance revenues, respectively. These same expenses were $60.0 million and $32.0 million in the first six months of 1999 and 1998, representing 62.9% and 55.7% of total services and maintenance revenue, respectively. The increases in cost of services and maintenance were primarily due to increases in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that our license sales do not increase at anticipated rates, the hiring of additional personnel could seriously harm our gross margins.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $42.9 million and $28.5 million in the quarters ended June 30, 1999 and 1998, representing 32.6% and 34.0% of total revenues, respectively. These same expenses were $83.6 million and $53.3 million in the first six months of 1999 and 1998, representing 33.6% and 34.4% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to continued expansion of our direct sales force, increased sales commissions as a result of higher revenues, continued investment in strengthening our international selling presence, and increased marketing and promotional activities as a result of our expanded suite of products. We believe that the dollar amount of sales and marketing expenses will continue to increase and sales and marketing expenses as a percentage of total revenues may also increase from the levels experienced in the three and six month periods ended June 30, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $29.4 million and $19.3 million in the quarters ended June 30, 1999 and 1998, representing 22.4% and 23.1% of total revenues, respectively. These same expenses were $57.5 million and $37.7 million in the first six months of 1999 and 1998, representing 23.1% and 24.3% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred to support our growing strategic product footprint. We expect that the dollar amount of research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for existing and new vertical markets.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments and the fees and expenses associated with legal, accounting and other requirements. General and administrative expenses were $12.1 million and $7.6 million in the quarters ended June 30, 1999 and 1998, representing 9.2% and 9.1% of total revenues, respectively. These same expenses were $23.2 million and $14.3 million in the first six months of 1999 and 1998, representing 9.3% and 9.2% of total revenues, respectively. The increases were primarily the result of increased staffing and related costs associated with the growth of our business. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     OTHER INCOME, NET

         Other income, net consists primarily of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $1.6 million and $1.9 million in the quarters ended June 30, 1999 and 1998, representing 1.2% and 2.3% of total revenues, respectively. Other income, net was $2.9 million and $3.4 million in the first six months of 1999 and 1998, representing 1.2% and 2.2% of total revenues, respectively. The decreases in other income, net were primarily due to decreased returns on our cash, cash equivalents and short-term investment balances due to the overall lower interest rate environment in 1999 as compared to the same period in 1998.

     PROVISION FOR INCOME TAXES

         Our effective tax rates for the three and six month periods ended June 30, 1999 were 38.7% and 39.2%, respectively, compared to 88.6% and 62.0%, respectively, for the three and six months ended June 30, 1998. The effective tax rates for the three and six months ended June 30, 1999 and 1998 varied from the U.S. statutory rate due primarily to the non-deductibility of certain acquisition-related expenses.

     NET INCOME PER SHARE

         Our net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both net income per share and net income per share, assuming dilution. Net income per share excludes the dilutive effect of common stock equivalents such as stock options, while net income per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common shares associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share, assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have primarily financed our operations and met our capital expenditure requirements through cash flows from operations, long-term borrowings and sales of equity securities. Working capital at June 30, 1999 was $220.6 million as compared to $191.3 million as of December 31, 1998. The increase in working capital was primarily related to an increase in cash, cash equivalents and short-term investments to $189.2 million at June 30, 1999 from $154.9 million at December 31, 1998. Cash flows from operations were $33.0 million and $32.6 million for the six months ended June 30, 1999 and 1998, respectively. Operating cash flows resulting from increases in net income and the tax benefit from stock option activity were offset somewhat by increases in accounts receivable. The tax benefit from stock option exercises is primarily the result of disqualifying dispositions of stock acquired under our stock plans.

         Accounts receivable, net of allowance for doubtful accounts, increased to $137.7 million at June 30, 1999 from $126.0 million at December 31, 1998. Quarter-end days' sales outstanding decreased to 95 days at June 30, 1999 from 102 days at December 31, 1998. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons including: (i) the amount and timing of revenues earned; (ii) our collection experience; (iii) the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the U.S. and (iv) the number of large sales for which some amounts may not be due upon execution of the contract. We believe that the allowance for doubtful accounts at June 30, 1999 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of our accounts receivable are derived from sales of large licenses, often to new customers with whom we do not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables becomes uncollectible.

         Cash used in investing activities was $0.7 million for the six months ended June 30, 1999 as compared to $32.0 million for the six months ended June 30, 1998. Cash used in investing activities was unusually large in the first six months of 1998 due to the investment of the December 1997 equity offering proceeds. At June 30, 1999, we did not have any material commitments for capital expenditures.

         Cash provided by financing activities was $10.1 million for the six months ended June 30, 1999 as compared to $4.6 million for the six months ended June 30, 1998. The increase in cash provided by financing activities was due primarily to an increase in the net proceeds received upon the exercise of stock options by employees, as well as increased proceeds from our employee stock purchase plans.

         We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

         In 1998, we entered into a $15.0 million revolving credit agreement. The revolving credit agreement is not subject to a borrowing base limitation and borrowings under the agreement bear interest at various customary market rates. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $12.0 million of which were outstanding at June 30, 1999. This facility contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. At June 30, 1999, there were no borrowings outstanding under this agreement.

         We believe that existing cash and cash equivalent balances, short-term investment balances, available borrowings under revolving credit arrangements and potential cash flow from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

YEAR 2000 ISSUES

         Many older computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Based on our assessment, we believe that current versions of our software products, including software licensed from third parties, are Year 2000 compliant. However, we believe some customers are running earlier versions of the software products developed by acquired companies that are not Year 2000 compliant, and we have been encouraging such customers to migrate to current product versions. Moreover, our products are generally integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits offered by RHYTHM. We may in the future be subject to claims based on Year 2000 problems in others' products, custom scripts created by third parties to interface with our products or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability for Year 2000-related damages, including consequential damages, could seriously harm our business, operating results and financial condition.

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

        Our plan to resolve Year 2000 issues includes assessment, remediation and testing of internal management and other information systems. As of June 30, 1999, remediation and testing of such systems was substantially complete; however, system compliance testing will continue in conjunction with our overall information systems initiatives throughout 1999. We have not deferred any information technology initiatives as a result of our Year 2000 project. In the first six months of 1999, we incurred approximately $250,000 of expenses related to correction of Year 2000 issues. We currently expect additional expenses during the remainder of 1999 in connection with the correction of Year 2000 issues to be minimal. Such expenses are being funded through operating cash flows.

        We believe that an effective plan is in place to resolve the Year 2000 issues by the Fall of 1999. Although we have not yet completed all necessary testing in conjunction with our Year 2000 program, we do not believe that material exposure to significant business interruption exists as a result of Year 2000 compliance issues or that the cost of remedial actions will seriously harm our business, financial condition or results of operations. Accordingly, we currently have no contingency plans in place in the event we do not complete all phases of our Year 2000 program. We will continue to evaluate the status of completion throughout the remainder of 1999 to determine whether such a contingency plan is necessary.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on technical and implementation personnel; Year 2000 compliance issues; and product liability claims. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K filed February 3, 1999.

OUR FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

        Our operating results have varied significantly from quarter to quarter in the past and it is expected that our operating results will continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control.

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

    -   Market acceptance of new products; - Mix of direct and indirect sales;

    -   Changes in our strategic relationships; and

    -   Changes in business strategy.

        Furthermore, customers may defer or cancel their purchases of products if they experience a downturn in their business or if there is a downturn in the general economy. We will continue to determine our investment and expense levels based on expected future revenues. A significant portion of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if revenues are below expectations, operating results are likely to be adversely and disproportionately affected. In addition, we may reduce prices or accelerate investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. Revenues may not grow at historical rates in future periods, or they may not grow at all. Because of this, we may not maintain positive operating margins in future quarters.

WE ANTICIPATE SEASONAL FLUCTUATIONS IN REVENUE.

        Historically, our revenues have tended to be strongest in the fourth quarter of the year. We believe that our seasonality is due to the calendar year budgeting cycles of many of our customers and our compensation policy that rewards sales personnel for achieving annual revenue quotas. In future periods, these seasonal trends may cause our quarter-to-quarter operating results to vary.

INCREASED COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

        Our competitors offer a variety of solutions directed at various segments of the supply chain as well as other business processes and the enterprise as a whole. These competitors include:

    - Enterprise resource application software vendors such as SAP, PeopleSoft, Oracle and Baan, each currently offering sophisticated enterprise software solutions that incorporate or may in the future incorporate competitive applications;

    -   Supply chain software vendors, including Manugistics and Logility;

    - E-commerce software and online enterprise relationship management application providers, including BroadVision, Open Market and Silknet Software;

    - Business application software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, electronic business process optimization software;

    - Corporate information technology departments which may develop their own electronic business process optimization software;

    - Web content developers engaged to develop custom software or to integrate other application software into custom solutions; and

    - Companies offering standardized or customized products for mainframe and/or mid-range computer systems.

        Historically, a number of enterprise resource planning vendors have jointly marketed our products as a complement to their own systems. However, as we attempt to increase our market share and expand our product offerings, and as enterprise resource planning vendors expand their own product offerings, relationships with these vendors may become more competitive. Specifically, in 1997, our license and distribution agreement with SAP was terminated, and SAP is currently marketing a suite of advanced planning and scheduling products that compete with RHYTHM. In addition, Oracle has recently announced an advanced planning product. We believe that other enterprise resource planning vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules. At least two other enterprise resource planning vendors have acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

        Relative to us, many of our competitors have:

    -   Longer operating histories;

    - Significantly greater financial, technical, marketing and other resources;

    -   Greater name recognition;

    -   A broader range of products to offer; and

    -   A larger installed base of customers.

        Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. In addition, we expect to experience increasing price competition as we compete for market share and may not be able to compete successfully with our existing or new competitors. If we experience increased competition, substantial harm may result to our business, operating results and financial condition.

WE ARE INVESTING SIGNIFICANT RESOURCES IN DEVELOPING OUR EBPO SOLUTIONS. THE MARKET FOR THESE SOLUTIONS IS NEW AND EVOLVING AND OUR BUSINESS WOULD BE SERIOUSLY HARMED IF THIS MARKET DOES NOT DEVELOP AS WE ANTICIPATE OR IF WE ARE UNABLE TO DEVELOP ACCEPTABLE SOLUTIONS.

        We currently derive a substantial portion of our revenues from licenses for decision-support software products associated with supply chain management software and related services. However, we are investing significant resources in further developing and marketing broader functionality for electronic business process optimization, or eBPO, solutions, such as customer management, product lifecycle management, inter-process planning and strategic planning. We intend to offer enhanced products and services to facilitate intelligent eBusiness over public and private networks. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where acquisition of the product requires a large capital commitment or other significant commitment of resources. This uncertainty is compounded by the risks that consumers and enterprises will not adopt our intelligent eBusiness software solutions and that an appropriate infrastructure necessary to support increased commerce and communication on the Internet will fail to develop. Adoption of intelligent eBusiness solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services involve a new approach to the conduct of business and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

THE MARKETS IN WHICH WE COMPETE EXPERIENCE RAPID TECHNOLOGICAL CHANGE AND OUR BUSINESS WOULD BE SERIOUSLY HARMED IF WE DO NOT RESPOND TO THE TECHNOLOGICAL ADVANCES OF THE MARKETPLACE.

        Enterprises are increasing their focus on decision-support solutions for business process optimization challenges. As a result, they are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products and enhancements. We must continue to enhance our current product line and develop and introduce new products that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others or if our new products or product enhancements do not achieve market acceptance, our business, operating results and financial condition could be seriously harmed.

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR RECENT ACQUISITIONS.

        In April, 1998, we acquired InterTrans Logistics Solutions Limited, or ITLS, and in July, 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc., or SMART Technologies. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions depends primarily on our ability to:

    -   Retain, motivate and integrate the acquired personnel;

    -   Integrate multiple information systems; and

    -   Integrate acquired software with our RHYTHM suite of products.

We may encounter difficulties in integrating our operations and products with those of ITLS, SMART Technologies and others. We may not realize the benefits anticipated when these acquisitions were made. Our failure to successfully integrate our operations and products with those of ITLS, SMART Technologies and others could seriously harm our business, operating results and financial condition.

WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT MAY NOT BE SUCCESSFUL.

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR COMPANY.

        To continue our growth and maintain profitability, we will need to expand our sales in international markets. Further penetration of international markets will require us to expand our existing foreign operations, to establish additional foreign operations and to translate our software and manuals into additional foreign languages. Expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. If we are unable to expand our international operations or translate our software and manuals into foreign languages in a timely manner, our further penetration of international markets would be limited. In addition, our international operations are subject to risks inherent in international business activities, including:

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN THE VALUE OF THE U.S. DOLLAR AS COMPARED TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS.

        To date, our international operations revenues have primarily been denominated in U.S. dollars. The majority of our international operations expenses and some sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar as compared to these other currencies. As our international operations expand, our exposure to currency exchange rate fluctuations will increase as we use an increasing number of foreign currencies. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations. Despite these hedging programs, currency exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. While these gains and losses have not been material to date, they may have a damaging effect on our business, results of operations or financial condition in future periods.

IF OUR PRODUCTS DO NOT REMAIN COMPATIBLE WITH EXISTING AND NEW COMPUTERS AND SOFTWARE OPERATING SYSTEMS OUR BUSINESS WOULD BE SERIOUSLY HARMED.

        Our RHYTHM software can operate on hardware platforms from Digital Equipment, Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft. RHYTHM can access data from most widely used structured query language databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to port RHYTHM to those platforms in order to remain competitive. Such platforms may not be architecturally compatible with RHYTHM's software product design, and we may not be able to port RHYTHM to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to port to new platforms that achieve significant market acceptance would seriously damage our business, operating results and financial condition.

        Our customer management products are client/server solutions that can operate on any hardware platform that can use the Windows NT operating system. If additional operating systems gain significant market acceptance, we may be required to modify these products to make them compatible with those operating systems in order to remain competitive. Such operating systems may not be architecturally compatible with our product design, and we may not be able to make them compatible with those additional operating systems on a timely basis, or at all. Any failure to maintain compatibility with existing operating systems or to make our products compatible with new operating systems that achieve significant market acceptance would seriously harm our business, operating results and financial condition.

OUR SOFTWARE IS COMPLEX AND MAY CONTAIN UNDETECTED ERRORS.

        Our software programs are complex and may contain undetected errors or "bugs." Despite testing, bugs may be discovered only after the product has been installed and used by customers or when the volume of services provided increases. We have on occasion experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, any of which could seriously damage our business, operating results and financial condition.

PENDING RELEASES OF NEW PRODUCTS MAY CAUSE PURCHASING DELAYS, WHICH WOULD SERIOUSLY HARM OUR LICENSE REVENUES.

        Customers may delay their purchasing decisions in anticipation of new or enhanced products or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases, could seriously damage our business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning market risk is contained on Page 29 of our 1998 Annual Report on Form 10-K and is incorporated by reference to such annual report.

                              i2 TECHNOLOGIES, INC.

                                     PART II


ITEM 2.  CHANGES IN SECURITIES.

         From April 1 through June 30, 1999, we issued approximately 1,259,302 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $6.06 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders held on May 24, 1999 in Irving, Texas, our stockholders voted on the following matters:

         1. The election of two Class II Directors to serve until the annual stockholders' meeting in 2002, or until their successors have been elected and qualified. The nominees of the Board of Directors were elected.

            Name of Nominee              Number of Votes For   Number of Votes Withheld   Number of Abstentions
            ---------------              -------------------   ------------------------   ---------------------
            Sandeep (Sandy) R. Tungare       54,413,102               505,550                  17,384,378
            Harvey B. Cash                   54,599,757               318,895                  17,384,378

         2. Approval of an amendment to our 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") to increase the number of shares of our common stock authorized to be issued under the 1995 Plan by 12,000,000 shares. The amendment was approved.

            Number of Votes For ................       40,925,056
            Number of Votes Against ............        5,068,151
            Number of Votes Withheld ...........           39,476
            Number of Broker Non-Votes .........        8,885,969
            Number of Abstentions ..............       17,384,378

         3. Approval of an amendment to our Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of our common stock authorized to be issued in the aggregate under the Purchase Plan and the International Employee Stock Purchase Plan by 1,500,000 shares. The amendment was approved.

            Number of Votes For ................       45,895,685
            Number of Votes Against ............           88,587
            Number of Votes Withheld ...........           48,411
            Number of Broker Non-Votes .........        8,885,969
            Number of Abstentions ..............       17,384,378

         4. Approval of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 200,000,000 to 500,000,000. The amendment was approved.

            Number of Votes For ................       54,008,205
            Number of Votes Against ............          859,270
            Number of Votes Withheld ...........           25,241
            Number of Broker Non-Votes .........           25,936
            Number of Abstentions ..............       17,384,378

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Index

                  Number            Exhibit Description

                  27.1              Financial Data Schedule


         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1999, we filed the following Current Reports on Form 8-K:

                      We filed a Form 8-K dated April 16, 1999 (Item 4) reporting a change in our certifying accountants.

                      We filed a Form 8-K dated May 12, 1999 (Item 5) announcing a proposed acquisition of Sales Marketing Administration Research Tracking Technologies, Inc. ("SMART").

                  After June 30, 1999, we filed the following Current Report on Form 8-K:

                      We filed a Form 8-K dated July 15, 1999 (Item 2) reporting completion of the acquisition of SMART.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                                  i2 TECHNOLOGIES, INC.



         August 16, 1999                          /s/ Sanjiv S. Sidhu
         ---------------                          ------------------------------
          (Date)                                  Sanjiv S. Sidhu
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal executive officer)


         August 16, 1999                          /s/ William M. Beecher
         ---------------                          ------------------------------
          (Date)                                  William M. Beecher
                                                  Chief Financial Officer
                                                  (Principal finance and
                                                  accounting officer)

                                INDEX TO EXHIBITS



Number            Exhibit Description
------            -------------------

 27.1             Financial Data Schedule