Form 10-Q
period 1999-09-30
I2 TECHNOLOGIES INC
filed 1999-11-15
CIK 1009304

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ______________

                         Commission file number 0-28030



                              i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)



               DELAWARE                                                75-2294945
   (State or other jurisdiction of                       (I.R.S. Employer Identification No.)
    incorporation or organization)

 909 E. LAS COLINAS BLVD., 16TH FLOOR
              IRVING, TX                                                  75039
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

As of November 5, 1999, the Registrant had outstanding 76,923,366 shares of Common Stock, $.00025 par value.


================================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I            FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 1998 and
                     September 30, 1999                                                            3

                  Condensed Consolidated Statements of Income for the Three and
                     Nine Months Ended September 30, 1998 and 1999                                 4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1998 and 1999                                      5

                  Notes to Condensed Consolidated Financial Statements                             6

   Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                         9

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      19



PART II  OTHER INFORMATION

   Item 2.        Changes in Securities                                                           20

   Item 6.        Exhibits and Reports on Form 8-K                                                20


SIGNATURES                                                                                        21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              i2 TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            December 31,    September 30,
                                                                                1998            1999
                                                                            -----------     -----------

                                 ASSETS
Current assets:
      Cash and cash equivalents ......................................        $ 62,611        $ 67,946
      Short-term investments .........................................          93,387         121,094
      Accounts receivable, net .......................................         127,677         157,195
      Deferred income taxes ..........................................           5,070           9,594
      Prepaids and other .............................................           9,407          13,594
                                                                              --------        --------
           Total current assets ......................................         298,152         369,423
Furniture and equipment, net .........................................          31,628          43,022
Deferred income taxes ................................................          11,079          30,845
Other assets .........................................................           3,949           5,955
                                                                              --------        --------
           Total assets ..............................................        $344,808        $449,245
                                                                              ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...............................................        $ 11,675        $ 22,930
      Accrued liabilities ............................................          44,392          68,882
      Deferred revenue ...............................................          51,229          66,496
      Short-term debt ................................................           2,032              --
      Notes payable to stockholders...................................           3,000              --
      Income taxes payable ...........................................           2,213          16,542
                                                                              --------        --------
           Total current liabilities .................................         114,541         174,850
Deferred income taxes ................................................             448             292
                                                                              --------        --------
           Total liabilities .........................................         114,989         175,142
                                                                              --------        --------
Stockholders' equity:
      Preferred Stock, $0.001 par value, 5,000 shares authorized,
           none issued ...............................................              --              --
      Common Stock, $0.00025 par value, 500,000 shares
           authorized, 73,250 and 76,227 shares issued
           and outstanding, respectively .............................              18              19
      Additional paid-in capital .....................................         214,940         251,123
      Retained earnings ..............................................          14,861          22,961
                                                                              --------        --------
           Total stockholders' equity ................................         229,819         274,103
                                                                              --------        --------
           Total liabilities and stockholders' equity ................        $344,808        $449,245
                                                                              ========        ========


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                          ------------------------        ------------------------
                                                            1998            1999            1998            1999
                                                          --------        --------        --------        --------
Revenues:
     Software licenses ...........................        $ 60,120        $ 88,596        $160,514        $242,051
     Services ....................................          23,884          39,293          66,113         104,388
     Maintenance .................................          11,427          18,407          28,938          49,403
                                                          --------        --------        --------        --------
         Total revenues ..........................          95,431         146,296         255,565         395,842
                                                          --------        --------        --------        --------

Costs and expenses:
     Cost of software licenses ...................           1,530           5,229           5,681          11,821
     Cost of services and maintenance ............          19,927          31,210          52,630          91,183
     Sales and marketing .........................          33,898          49,305          90,914         136,127
     Research and development ....................          24,728          33,024          67,371          95,106
     General and administrative ..................           9,692          13,456          25,851          39,054
     In-process research and development and
       acquisition-related expenses ..............             560           4,248           7,044           4,825
                                                          --------        --------        --------        --------
         Total costs and expenses ................          90,335         136,472         249,491         378,116
                                                          --------        --------        --------        --------

Operating income .................................           5,096           9,824           6,074          17,726

Other income, net ................................           1,776           2,017           7,090           4,419
                                                          --------        --------        --------        --------

Income before income taxes .......................           6,872          11,841          13,164          22,145
Provision for income taxes .......................           4,870           6,114          11,450          14,045
                                                          --------        --------        --------        --------
Net income .......................................        $  2,002        $  5,727        $  1,714        $  8,100
                                                          ========        ========        ========        ========

Net income per share .............................        $   0.03        $   0.08        $   0.02        $   0.11

Net income per share, assuming dilution ..........        $   0.03        $   0.07        $   0.02        $   0.10

Weighted average common shares outstanding .......          72,115          75,839          71,350          74,752

Weighted average common shares outstanding,
     assuming dilution ...........................          77,375          82,699          78,349          81,709


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             Nine Months Ended September 30,
                                                                             ------------------------------
                                                                                1998                1999
                                                                             ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .....................................................        $   1,714         $   8,100
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Write-off of in-process research and development ..........            4,379             1,900
           Gain on sale of hosting business ..........................           (1,816)               --
           Depreciation and amortization .............................            8,807            12,232
           Provision for doubtful accounts ...........................            3,138             6,886
           Deferred income taxes .....................................           (5,872)          (24,446)
           Tax benefit of stock options ..............................           12,932            17,876
           Changes in operating assets and liabilities:
                Accounts receivable, net .............................          (29,547)          (36,404)
                Income tax receivable/payable ........................            2,357            14,329
                Prepaid and other assets .............................           (3,590)           (4,349)
                Accounts payable .....................................            1,277            11,255
                Accrued liabilities ..................................           14,420            24,190
                Deferred revenue .....................................           12,576            15,267
                                                                              ---------         ---------
                    Net cash provided by operating activities ........           20,775            46,836
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Business acquisitions, net of acquired cash ....................           (1,822)             (500)
      Purchases of furniture and equipment ...........................          (13,609)          (22,070)
      Net purchases of short-term investments ........................          (52,925)          (27,707)
                                                                              ---------         ---------
                    Net cash used in investing activities ............          (68,356)          (50,277)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on revolving line of credit .......................             (662)           (2,032)
      Proceeds on sale of hosting business ...........................            2,500                --
      Proceeds from issuance of notes payable to stockholders ........               --               500
      Payments on notes payable to stockholders ......................               --            (3,500)
      Proceeds from issuance of other long-term debt .................               --             4,000
      Payments on other long-term debt ...............................               --            (4,000)
      Proceeds from issuance of common stock .........................            6,126            13,808
                                                                              ---------         ---------
                    Net cash provided by financing activities ........            7,964             8,776
                                                                              ---------         ---------

Net increase (decrease) in cash and cash equivalents .................          (39,617)            5,335
Cash and cash equivalents at beginning of period .....................          137,351            62,611
                                                                              ---------         ---------
Cash and cash equivalents at end of period ...........................        $  97,734         $  67,946
                                                                              =========         =========


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries, except where noted) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The interim results are not necessarily indicative of results that may be expected for any other interim period or for the full year 1999.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.


2.  BUSINESS COMBINATIONS

         In April 1998, we acquired InterTrans Logistics Solutions, or ITLS. Under the terms of the acquisition agreement, we agreed to issue approximately
3.3 million shares of common stock for all of the outstanding capital stock and options of ITLS. In connection with the ITLS acquisition, we incurred expenses that included, among other things, investment banking, legal and accounting fees and expenses.

         In addition, in the second and third quarters of 1998, we completed other business acquisitions, accounted for using the purchase method, for an aggregate purchase price of $6.6 million, which included stock, cash, acquisition costs and the assumption of net liabilities. A portion of the purchase price of these transactions represented the value of in-process research and development and was expensed immediately. The amounts allocated to in-process research and development were determined through established valuation techniques in the software industry and were expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Research and development costs to bring the acquired technologies or products to technological feasibility are not expected to have a material impact on our future results of operations, cash flows or liquidity. The total purchase price payable to the shareholders of certain of these acquired companies may increase in the future depending upon the achievement of specified revenue targets associated with the acquired or in-process technologies through the year 2000.

         In July 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc., or SMART, which develops software applications that help companies use the Internet to build and extend relationships with customers, partners and suppliers. Under the terms of the acquisition agreement, we agreed to issue approximately 2.1 million shares of common stock for all of the outstanding capital stock and options of SMART. In connection with the SMART acquisition, we incurred expenses that included, among other things, investment banking, legal and accounting fees and expenses.

         In addition, in the third quarter of 1999, we completed other business acquisitions, accounted for using the purchase method, for an aggregate purchase price of $5.3 million, which included stock, cash and acquisition costs. A portion of the purchase price of these transactions represented the value of in-process research and development and was expensed immediately. The amounts allocated to in-process research and development are based on preliminary estimates and could be subject to revision upon completion of a formal valuation. These amounts were expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Research and development costs to bring the acquired technologies or products to technological feasibility are not expected to have a material impact on our future results of operations, cash flows or liquidity.

         For the nine months ended September 30, 1998, the total of all acquisition-related expenses resulted in a one-time charge to our operating results of $7.0 million, or $0.09 per share, assuming dilution. For the nine months ended September 30, 1999, the total of all acquisition-related expenses resulted in a one-time charge to our operating results of $4.8 million, or $0.06 per share, assuming dilution.

         The ITLS and SMART acquisitions were each accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combinations and include the combined operations of i2, ITLS and SMART for all periods presented.

         The individual results of operations for i2 (including ITLS) and SMART and the combined amounts presented in the consolidated financial statements follow (in thousands, unaudited):

                                                   i2              SMART          COMBINED
                                                ---------        ---------        ---------
SIX MONTHS ENDED JUNE 30, 1999:
  Revenues .............................        $ 248,621        $     924        $ 249,545
  Net income (loss) ....................           12,277           (9,902)           2,375


3.  BORROWINGS

         In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. This facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $14.2 million of which were outstanding at September 30, 1999. At September 30, 1999, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.


4.  GAIN ON SALE OF HOSTING BUSINESS

         In July 1998, SMART sold its hosting business for cash consideration of $2.5 million, resulting in a gain of $1.8 million, which is included in other income, net for the nine months ended September 30, 1998.


5.  NET INCOME PER SHARE

         Net income per share is computed in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share." Net income per share is based upon the weighted average number of common shares outstanding and excludes the effect of potentially dilutive common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of potentially dilutive common stock from the exercise of stock options using the treasury stock method.

         Potentially dilutive securities are excluded from the net income per share, assuming dilution computation when the exercise price of the securities exceeds the average fair value of our common stock for a particular period. For the three and nine months ended September 30, 1998, 2,210,040 and 30,500 stock options, respectively, were excluded from the net income per share, assuming dilution computation. For the three and nine months ended September 30, 1999, 291,725 and 2,087,008 employee stock options, respectively, were excluded from the net income per share, assuming dilution computation.

         Reconciliations of net income per share and net income per share, assuming dilution computations for the three and nine months ended September 30, 1998 and 1999 are as follows (amounts in thousands, except per share amounts):

                                                          Three Months Ended      Nine Months Ended
                                                               Sept 30,               Sept 30,
                                                          -------------------     ------------------
                                                            1998        1999        1998       1999
                                                          -------     -------     -------    -------
Weighted average common shares outstanding .......         72,115      75,839      71,350     74,752
Common shares issuable upon exercise of
   stock options, net of shares assumed
   to be repurchased .............................          5,260       6,860       6,999      6,957
                                                          -------     -------     -------    -------
Weighted average common shares outstanding,
   assuming dilution .............................         77,375      82,699      78,349     81,709
                                                          =======     =======     =======    =======
Net income .......................................        $ 2,002     $ 5,727     $ 1,714    $ 8,100
                                                          =======     =======     =======    =======
Net income per share .............................        $  0.03     $  0.08     $  0.02    $  0.11
                                                          =======     =======     =======    =======
Net income per share, assuming dilution ..........        $  0.03     $  0.07     $  0.02    $  0.10
                                                          =======     =======     =======    =======


6.  SEGMENT AND GEOGRAPHIC INFORMATION

         We are principally engaged in the design, development, marketing and support of our RHYTHM suite of intelligent eBusiness solutions, including software applications and related service offerings. Historically, substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment, specifically the license, implementation and support of our software applications and related services.


7.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. SFAS 133 will not have a material effect on our consolidated financial position or results of operations.

         In December 1998, the American Institute of Certified Public Accountants issued Statement of Position, or SOP, 98-9 "Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2, "Software Revenue Recognition". We have been in compliance with SOP 97-2, as modified by SOP 98-9, since January 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The sections below entitled "Year 2000 Issues" and "Factors That May Affect Future Results" sets forth and incorporates by reference certain factors that could cause our actual future results to differ materially from these statements.

OVERVIEW

         i2 is a leading provider of intelligent eBusiness solutions that help enterprises optimize business processes both internally and among trading partners. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our RHYTHM product suite principally includes solutions for supply chain management, customer management, product lifecycle management, inter-process planning and strategic planning. We are launching public and private Internet-based marketplaces, or eMarketplaces, which consist of communities of trading partners that, among other things, enable real-time collaboration and exchange of information among suppliers, manufacturers, distributors, logistics providers and customers. In addition, our recently announced TradeMatrix portal solution is designed to provide value-added services for eMarketplace participants spanning multiple digital marketplaces, which is intended to foster enhanced collaboration within and between enterprises.

         In July 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc., or SMART, which develops software applications that help companies use the Internet to build and extend relationships with customers, partners and suppliers. Under the terms of the acquisition agreement, we agreed to issue approximately 2.1 million shares of common stock for all of the outstanding capital stock and options of SMART. The SMART acquisition was accounted for as a pooling of interests. We incurred $2.1 million in certain expenses related to this acquisition. These costs include, among other things, investment banking, legal and accounting fees and expenses. These expenses were recognized in the third quarter of 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                           -------------------         -------------------
                                                            1998          1999          1998          1999
                                                           -----         -----         -----         -----
Revenues:
    Software licenses ............................          63.0%         60.6%         62.8%         61.1%
    Services .....................................          25.0          26.9          25.9          26.4
    Maintenance ..................................          12.0          12.5          11.3          12.5
                                                           -----         -----         -----         -----
       Total revenues ............................         100.0         100.0         100.0         100.0
                                                           -----         -----         -----         -----
Costs and expenses:
    Cost of software licenses ....................           1.6           3.6           2.2           3.0
    Cost of services and maintenance .............          20.9          21.3          20.6          23.0
    Sales and marketing ..........................          35.5          33.7          35.6          34.4
    Research and development .....................          25.9          22.6          26.4          24.0
    General and administrative ...................          10.2           9.2          10.1           9.9
    In-process research and development and
      acquisition-related expenses ...............           0.6           2.9           2.7           1.2
                                                           -----         -----         -----         -----
       Total costs and expenses ..................          94.7          93.3          97.6          95.5
                                                           -----         -----         -----         -----
Operating income .................................           5.3           6.7           2.4           4.5
Other income, net ................................           1.9           1.4           2.8           1.1
                                                           -----         -----         -----         -----
Income before income taxes .......................           7.2           8.1           5.2           5.6
Provision for income taxes .......................           5.1           4.2           4.5           3.6
                                                           -----         -----         -----         -----
Net income .......................................           2.1%          3.9%          0.7%          2.0%
                                                           =====         =====         =====         =====



     REVENUES

         Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized in accordance with SOP 97-2. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. As of January 1, 1999, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         SOFTWARE LICENSES. Revenues from software licenses increased 47% to $88.6 million in the quarter ended September 30, 1999 from $60.1 million in the quarter ended September 30, 1998. In the first nine months of 1999, revenues from software licenses increased 51% to $242.1 million from $160.5 million in the first nine months of 1998. The increases in software license revenues were primarily due to an increased customer awareness of the potential benefits derived from deploying our software solutions, continued strength in key targeted vertical markets and expansion into additional vertical markets, such as automotive and industrial and consumer goods. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to continue to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful. There can also be no assurance that these relationships will continue in the future.

         SERVICES. Revenues from services increased 64% to $39.3 million in the quarter ended September 30, 1999 from $23.9 million in the quarter ended September 30, 1998. In the first nine months of 1999, revenues from services increased 58% to $104.4 million from $66.1 million in the first nine months of 1998. The increases in service revenues were primarily due to the increase in the number of RHYTHM licenses sold and resulting demand for consulting and implementation services. The increases were also due to an increase in the use of third-party consultants to provide implementation services to our customers which has allowed us to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period to period basis, based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 61% to $18.4 million in the quarter ended September 30, 1999 from $11.4 million in the quarter ended September 30, 1998. In the first nine months of 1999, revenues from maintenance increased 71% to $49.4 million from $28.9 million in the first nine months of 1998. The increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. We expect that maintenance revenues in dollar amount will continue to increase.

         CONCENTRATION OF REVENUES. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1999 and each of the last three quarters of 1998, one or more customers individually accounted for at least 15% of total software license revenues. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

         INTERNATIONAL REVENUES. Our international revenues, primarily generated from customers located in Europe, Asia, Canada and Latin America, in the three and nine months ended September 30, 1999, were approximately 22% and 28% of total revenues, respectively, compared to approximately 17% and 18% of total revenues in the three and nine months ended September 30, 1998. The increases in international revenues were due to the growing deployment of our products at new and existing customers' international sites. We believe that continued growth and profitability will require further expansion in international markets. To successfully increase the level of international sales, we have utilized and will continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

     COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of (1) commissions paid to third parties in connection with joint marketing and other related agreements, (2) royalty fees associated with third-party software included with sales of RHYTHM, (3) the cost of user documentation and (4) the cost of reproduction and delivery of the software. Cost of software licenses was $5.2 million and $1.5 million in the quarters ended September 30, 1999 and 1998, representing 5.9% and 2.5% of software license revenues, respectively. Cost of software licenses was $11.8 million and $5.7 million in the first nine months of 1999 and 1998, representing 4.9% and 3.5% of software license revenues, respectively. The increases in cost of software licenses were primarily due to an increase in the amount of royalty fees associated with third-party software included with sales of RHYTHM and an increase in commissions paid to third parties in connection with joint marketing and other related agreements.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance was $31.2 million and $19.9 million in the quarters ended September 30, 1999 and 1998, representing 54.1% and 56.4% of total services and maintenance revenues, respectively. These same expenses were $91.2 million and $52.6 million in the first nine months of 1999 and 1998, representing 59.3% and 55.4% of total services and maintenance revenue, respectively. The increases in cost of services and maintenance were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that our license sales do not increase at anticipated rates, the hiring of additional personnel could seriously harm our profit margins.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $49.3 million and $33.9 million in the quarters ended September 30, 1999 and 1998, representing 33.7% and 35.5% of total revenues, respectively. These same expenses were $136.1 million and $90.9 million in the first nine months of 1999 and 1998, representing 34.4% and 35.6% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to continued expansion of our direct sales force, increased sales commissions as a result of higher revenues, continued investment in strengthening our international selling presence, and increased marketing and promotional activities as a result of our expanded suite of intelligent eBusiness solutions. We expect these expenses will continue to increase in absolute dollars and may increase as a percentage of total revenues from the levels experienced in the three and nine month periods ended September 30, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $33.0 million and $24.7 million in the quarters ended September 30, 1999 and 1998, representing 22.6% and 25.9% of total revenues, respectively. These expenses were $95.1 million and $67.4 million in the first nine months of 1999 and 1998, representing 24.0% and 26.4% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred to support our growing product footprint. We expect that the dollar amount of research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for existing and new vertical markets.

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses were $13.5 million and $9.7 million in the quarters ended September 30, 1999 and 1998, representing 9.2% and 10.2% of total revenues, respectively. These same expenses were $39.1 million and $25.9 million in the first nine months of 1999 and 1998, representing 9.9% and 10.1% of total revenues, respectively. The increases in the dollar amounts were primarily the result of increased staffing and related costs associated with the growth of our business. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

         IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION-RELATED EXPENSES. In the recent past, we have sought to expand the depth of our current product offerings through various technology or business acquisitions. At the time of acquisition, some of these acquisitions involve technology that is not yet determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon acquisition. Further, the final purchase price on certain transactions is ultimately dependent upon future events such as payouts based on the attainment of specified revenue targets for the acquired products or technologies. Such future earnouts, if any, may be considered additional cost of the acquired company and would be allocated to in-process research and development, acquired technology, goodwill or a combination of the three, based on the initial valuation of the acquired and in-process technologies and resulting purchase price allocation. None of the business acquisitions accounted for using the purchase method of accounting in the first nine months of 1998 or 1999 were material to our results of operations or financial position, and therefore, no separate disclosures have been made.

         We acquired SMART in July 1999 and ITLS in April 1998. Both of these acquisitions were accounted for as a pooling of interests. Additionally, in the third quarter of 1999 and the second and third quarters of 1998, we completed other business acquisitions, accounted for using the purchase method, for which a portion of the purchase prices was recorded as in-process research and development. For the nine months ended September 30, 1999 and 1998, we incurred a total of $4.8 million and $7.0 million, respectively, in acquisition-related expenses, which included, among other things, investment banking, legal and accounting fees and expenses and the write-off of in-process research and development. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further discussion.

     OTHER INCOME, NET

         Other income, net typically consists of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $2.0 million and $1.8 million in the quarters ended September 30, 1999 and 1998, representing 1.4% and 1.9% of total revenues, respectively. Other income, net was $4.4 million and $7.1 million in the first nine months of 1999 and 1998, representing 1.1% and 2.8% of total revenues, respectively. Included in other income, net for the nine months ended September 30, 1998 was a gain of $1.8 million on the sale of SMART's hosting business. The decline in other income, net for the nine months ended September 30, 1999 was primarily attributable to decreased returns on cash, cash equivalents and short-term investment balances due to the overall lower interest rate environment in 1999 (as compared to the same periods in 1998) as well as increased interest expense on SMART indebtedness, which was repaid in the third quarter of 1999.

     PROVISION FOR INCOME TAXES

         The effective income tax rates for the three and nine months ended September 30, 1999 were 51.6% and 63.4%, respectively, compared to 70.9% and 87.0%, respectively, for the three and nine months ended September 30, 1998. The effective income tax rates for the three and nine months ended September 30, 1999 and 1998 differed from the U.S. statutory rate due primarily to the non-deductibility of SMART's pre-acquisition losses, the in-process research and development and certain other acquisition-related expenses. Excluding the effects of SMART's pre-acquisition losses, the in-process research and development and certain other acquisition-related expenses, our effective tax rates for both the three and nine months ended September 30, 1999, and 1998 was approximately 38% and 38.5%, respectively.

     NET INCOME PER SHARE

         Net income per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". This method requires calculation of both net income per share and net income per share, assuming dilution. Net income per share excludes the potentially dilutive effect of common stock equivalents such as stock options, while net income per share, assuming dilution includes such potentially dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (1) the ongoing issuance of common stock associated with stock option exercises; (2) the issuance of common shares associated with our employee stock purchase program; (3) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the net income per share, assuming dilution computation; and (4) the issuance of common stock to effect business combinations should we enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations and met our capital expenditure requirements primarily through cash flows from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position consisted of $194.6 million of working capital as of September 30, 1999 compared to $183.6 million as of December 31, 1998. The increase in working capital was primarily related to an increase in cash, cash equivalents and short-term investments to $189.0 million at September 30, 1999 from $156.0 million at December 31, 1998. Cash flows from operations were $46.8 million and $20.8 million for the nine months ended September 30, 1999 and 1998, respectively. Operating cash flows resulting from increased income and increases in accounts payable, accrued liabilities and income tax payable were partially offset by an increase in accounts receivable.

         Accounts receivable, net of allowance for doubtful accounts, increased to $157.2 million at September 30, 1999 from $127.7 million at December 31, 1998. Quarter-end days' sales outstanding decreased to 99 days at September 30, 1999 from 102 days at December 31, 1998. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons, including (1) the amount and timing of revenues earned; (2) collection experience; (3) the amount of receivables generated from international customers, which generally have longer payment terms compared to customers in the U.S. and (4) the number of large sales for which some amounts may not be due upon execution of the contract. We believe that the allowance for doubtful accounts at September 30, 1999 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of our accounts receivable are derived from sales of large licenses, often to new customers with whom we do not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables becomes uncollectible.

         Cash used in investing activities was $50.3 million for the nine months ended September 30, 1999 as compared to $68.4 million for the nine months ended September 30, 1998. Cash used in investing activities was unusually large in the first nine months of 1998 due to the investment of the December 1997 equity offering proceeds. At September 30, 1999, we did not have any material commitments for capital expenditures.

         Cash provided by financing activities was $8.8 million for the nine months ended September 30, 1999 as compared to $8.0 million for the nine months ended September 30, 1998. The slight increase in cash provided by financing activities was due to an increase in the net proceeds received upon the exercise of employee stock options and proceeds from our employee stock purchase plans, offset by the repayment of SMART indebtedness.

         In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. The facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $14.2 million of which were outstanding at September 30, 1999. At September 30, 1999, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

         We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

         We believe that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flows from operations will satisfy our working capital and capital expenditure requirements for the next twelve months. However, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

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

         Our plan to resolve Year 2000 issues includes assessment, remediation and testing of internal management and other information systems. As of September 30, 1999, remediation and testing of such systems was substantially complete; however, system compliance testing will continue in conjunction with our overall information systems initiatives throughout the fourth quarter of 1999. We have not deferred any information technology initiatives as a result of our Year 2000 project. In the first nine months of 1999, we incurred approximately $350,000 of expenses related to correction of Year 2000 issues. We currently expect additional expenses during the remainder of 1999 in connection with the correction of Year 2000 issues to be minimal. Such expenses are being funded through operating cash flows.

         We believe that an effective plan is in place to resolve the Year 2000 issues in a timely manner. We do not believe that material exposure to significant business interruption exists as a result of Year 2000 compliance issues or that the cost of remedial actions will seriously harm our business, financial condition or results of operations. We have not fully determined the risks associated with the reasonably worst-case scenario and have not formulated a contingency plan to address Year 2000 issues. We do not expect to have a specific contingency plan in place in the future.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on technical and implementation personnel; Year 2000 compliance issues; and product liability claims. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Risks Related to i2 and SMART as a Combined Company" in our Form S-4 filed June 23, 1999.

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

INCREASED COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

         Our competitors offer a variety of solutions directed at various segments of the supply chain as well as other eBusiness processes. These competitors include:

         - Enterprise resource application software vendors such as SAP, PeopleSoft, Oracle and Baan, each currently offering or marketing competitive software solutions;

         - Supply chain software vendors, including Manugistics and Logility;

         -     Vendors of products and services for eBusiness;

         - Other software vendors who may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of eBusiness solutions;

         - Corporate information technology departments which may develop their own eBusiness solutions; and

         - Companies offering standardized or customized products for mainframe and/or mid-range computer systems.

         Historically, a number of enterprise resource planning vendors have jointly marketed our products as a complement to their own systems. However, as we attempt to increase our market share and expand our product offerings, and as enterprise resource planning vendors expand their own product offerings, relationships with these vendors may become more competitive. Specifically, in 1997, our license and distribution agreement with SAP was terminated, and SAP is currently marketing a suite of advanced planning and scheduling products that compete with RHYTHM. In addition, Oracle has recently announced an advanced planning product. We believe that other enterprise resource planning vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules. At least three other enterprise resource planning vendors have acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

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

WE ARE INVESTING SIGNIFICANT RESOURCES IN DEVELOPING AND MARKETING OUR INTELLIGENT EBUSINESS SOLUTIONS. THE MARKET FOR THESE SOLUTIONS IS NEW AND EVOLVING AND OUR BUSINESS WOULD BE SERIOUSLY HARMED IF THIS MARKET DOES NOT DEVELOP AS WE ANTICIPATE OR IF WE ARE UNABLE TO DEVELOP ACCEPTABLE SOLUTIONS.

         We currently derive a substantial portion of our revenues from licenses for decision-support software products associated with supply chain management software and related services. However, we are investing significant resources in further developing and marketing broader functionality for our other intelligent eBusiness solutions, such as customer management, product lifecycle management, inter-process planning and strategic planning. We intend to offer enhanced products and services to facilitate intelligent eBusiness over public and private networks. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where acquisition of our products or services requires a large capital commitment or other significant commitment of resources. This uncertainty is compounded by the risks that consumers and enterprises will not adopt our intelligent eBusiness software solutions and that an appropriate demand and infrastructure necessary to support increased commerce and communication on the Internet will fail to develop. Adoption of intelligent eBusiness solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services involve a new approach to the conduct of business and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

THE MARKETS IN WHICH WE COMPETE EXPERIENCE RAPID TECHNOLOGICAL CHANGE AND OUR BUSINESS WOULD BE SERIOUSLY HARMED IF WE DO NOT RESPOND TO THE TECHNOLOGICAL ADVANCES OF THE MARKETPLACE.

         Enterprises are increasing their focus on decision-support solutions for business process optimization challenges. As a result, they are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others or if our new products or product enhancements and services do not achieve market acceptance, our business, operating results and financial condition could be seriously harmed.

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR RECENT ACQUISITIONS.

         In April 1998, we acquired ITLS, and in July 1999, we acquired SMART. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions depends primarily on our ability to:

         -     Retain, motivate and integrate the acquired personnel;

         -     Integrate multiple information systems; and

         -     Integrate acquired software with our RHYTHM suite of products.

We may encounter difficulties in integrating our operations and products with those of ITLS, SMART and others. We may not realize the benefits anticipated when these acquisitions were made. Our failure to successfully integrate our operations and products with those of ITLS, SMART and others could seriously harm our business, operating results and financial condition.

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR COMPANY.

         To continue our growth and maintain profitability, we will need to expand our sales in international markets. Further penetration of international markets will require us to expand foreign operations and to translate our software and manuals into additional foreign languages. Expansion may be costly and time-consuming and may not generate returns for a significant period of time, if at all. If we are unable to expand our international operations or translate our software and manuals into foreign languages in a timely manner, our further penetration of international markets could be limited. In addition, our international operations are subject to risks inherent in international business activities, including:

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

In particular, countries in the Asia-Pacific and Latin American regions have experienced weaknesses in their currency, banking and equity markets. Such weaknesses could have a damaging effect on the demand for our products, the U.S. dollar value of our foreign currency denominated sales and, ultimately, our business, operating results and financial condition.

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

IF OUR PRODUCTS DO NOT REMAIN COMPATIBLE WITH EXISTING AND NEW COMPUTERS AND SOFTWARE OPERATING SYSTEMS, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         Our RHYTHM software can operate on hardware platforms from Digital Equipment, Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft. RHYTHM can access data from most widely used structured query language databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to port RHYTHM to those platforms to remain competitive. Such platforms may not be architecturally compatible with RHYTHM's software product design, and we may not be able to port RHYTHM to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to port to new platforms that achieve significant market acceptance would seriously damage our business, operating results and financial condition.

         Our customer management products are client/server solutions that can operate on any hardware platform that can use the Windows NT operating system and certain other operating systems. If additional operating systems gain significant market acceptance, we may be required to modify these products to make them compatible with those operating systems in order to remain competitive. Such operating systems may not be architecturally compatible with our product design, and we may not be able to make them compatible with those additional operating systems on a timely basis, or at all. Any failure to maintain compatibility with existing operating systems or to make our products compatible with new operating systems that achieve significant market acceptance would seriously harm our business, operating results and financial condition.

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

PENDING RELEASES OF NEW PRODUCTS MAY CAUSE PURCHASING DELAYS, WHICH WOULD ADVERSELY AFFECT OUR LICENSE REVENUES.

         Customers may delay their purchasing decisions in anticipation of our new or enhanced products or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases, could seriously damage our business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning market risk is contained on Page 29 of our 1998 Annual Report on Form 10-K and is incorporated by reference to such annual report.

                              i2 TECHNOLOGIES, INC.

                                     PART II


ITEM 2.           CHANGES IN SECURITIES.

         From July 1 through September 30, 1999, we issued approximately 177,563 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.02 to $6.06 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Index

                  Number                        Exhibit Description
                  ------            --------------------------------------------


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

                                                i2 TECHNOLOGIES, INC.
                                         ---------------------------------------


         November 15, 1999               /s/ Sanjiv S. Sidhu
         -----------------               -------------------
          (Date)                         Sanjiv S. Sidhu
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (Principal executive officer)


         November 15, 1999               /s/ Nancy F. Brigham
         -----------------               --------------------
          (Date)                         Nancy F. Brigham
                                         Corporate Controller
                                         (Chief accounting officer)

                                Index to Exhibits

                  Exhibit
                  Number                        Description
                  -------                       -----------
                  3.1               Certificate of Incorporation, as amended

                  27.1              Financial Data Schedule