Form 10-K
period 1999-12-31
I2 TECHNOLOGIES INC
filed 2000-03-22
CIK 1009304

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-28030

                             i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      75-2294945
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

               11701 LUNA ROAD                                     75234
                DALLAS, TEXAS                                    (Zip code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (469) 357-1000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 20, 2000 as reported on the Nasdaq National Market, was approximately $15.0 billion (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

     As of March 20, 2000, the Registrant had 157,356,216 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future consumer benefits attributable to our products; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses; products and technologies; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

     References in this Form 10-K to the terms "optimal" and "optimized" and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions which reflect practical considerations such as customer requirements as to response time and precision of the results.

OUR COMPANY

     i2 is a leading global provider of intelligent eBusiness solutions that help enterprises optimize business processes both internally and among trading partners. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our solutions consider the real conditions of companies to optimize key business processes -- from product design to customer relationships. We have recently launched TradeMatrix, a robust platform of business-to-business solutions, services and marketplaces, which will allow customers, partners, suppliers and service providers to do business together in real time. TradeMatrix offers a full breadth of services that include planning, procurement, commerce, fulfillment, customer care, retail, strategic sourcing and product development. Our RHYTHM product suite principally includes solutions for supply chain management, customer management, product lifecycle management, inter-process planning and strategic planning, which provide the basis for these value-added services offered to marketplace participants. We recently have signed agreements to develop and host public and private Internet-based electronic marketplaces with our customers and partners in the automotive, aerospace, high-tech, softgoods and consumer packaged goods industries. Our RHYTHM software applications, along with new software solutions and services designed specifically for the TradeMatrix environment, are used to power these electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

     We provide dynamic software solutions to leading companies in industries such as aerospace and defense, automotive, chemicals, durable and non-durable consumer goods, high-tech hardware, software and electronics, industrial equipment, logistics, metals, pulp and paper, pharmaceuticals, retail, semiconductors, textiles and apparel and telecommunications. Our customers include Alliant Foodservice, Barnes & Noble, Bristol-Myers Squibb, British American Tobacco, British Steel, Caterpillar, Compaq, Ericsson, Ford, Frito-Lay, General Electric, General Motors, Hewlett-Packard, IBM, Merck, 3M, Nike, Nokia, Nortel, Philips, Ryder Logistics, Siemens, Sun Microsystems, Texas Instruments, Tech Data, Toshiba, United Technologies, US Steel and VF Corporation.

     Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

RECENT DEVELOPMENTS

     On March 12, 2000, we entered into a definitive agreement to acquire Aspect Development, Inc. ("Aspect"), a developer of collaborative solutions for business-to-business marketplaces. Pursuant to the agreement, we will exchange all of the outstanding capital stock of Aspect and will assume all outstanding stock options of Aspect, for approximately 44.9 million shares of our common stock and options. The transaction will be accounted for as a purchase, is subject to regulatory and i2 and Aspect stockholder approvals, and is expected to close in the third quarter of this year.

     Also on March 12, 2000, we entered into a definitive agreement to acquire SupplyBase, Inc. ("SupplyBase"), a developer of interactive database products, services and supply chain management tools. Under the agreement, we will issue approximately 1.8 million shares of our common stock for all of the outstanding capital stock and stock options of SupplyBase. The transaction will be accounted for as a purchase, is subject to regulatory approval and SupplyBase stockholder approval, and is expected to close in the second quarter of this year.

     These strategic acquisitions will result in substantial one-time charges along with ongoing substantial amortization of intangibles to our earnings.

INDUSTRY BACKGROUND

     Today's increasingly competitive business environment has forced many companies in diverse industries to increase efficiencies while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to product quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Furthermore, a company's trading network may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise value chains or marketplaces.

     The growth of the Internet and the proliferation of software applications are accelerating these changes by enabling a ubiquitous, platform-independent communications network. This platform independence has prompted demands for a dynamic, open and highly integrated environment among customers, suppliers and other trading partners. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers over the Internet.

     The Internet also is impacting other core business concerns, including customer relationships and product management. In order to integrate and optimize new business solutions, organizations are seeking eBusiness initiatives such as web-based sales, one-to-one marketing, online customer service, supply chain management and web-based fulfillment. To successfully achieve the desired benefits from these eBusiness initiatives, organizations require a comprehensive end-to-end software solution that integrates and optimizes key business processes -- from customer management to distribution -- with real time visibility and collaboration capabilities among trading partners. In addition, many organizations need solutions and services that enable them to quickly and cost-effectively deploy and optimize Internet-based marketplace trading capabilities.

THE i2 SOLUTION

     We provide our customers with dynamic software solutions and services designed to optimize and integrate key business processes such as supply chain management, customer management and product lifecycle management. Our solutions also enable web-based real time collaboration and order fulfillment capabilities in both business-to-business and business-to-consumer exchanges. Customers are using our solutions to design or re-engineer their business models in pursuit of increased market share and enhanced competitiveness, by making business decisions more intelligently, or through what we call "intelligent eBusiness."

     Our solutions for intelligent eBusiness build upon our powerful foundation of advanced planning and optimization capabilities. Our products can help build competitive advantage and profitability by combining operational excellence, customer intimacy and product leadership. TradeMatrix leverages our advanced optimization and execution capabilities to provide value-added services to buyers, sellers, designers and service providers within multiple digital marketplaces.

     Our approach to customer relationships is centered on the creation of value for our customers. As part of this dedication to providing value for our customers, in 1995 we established a goal of generating more than $50 billion in total value for our customers by 2005, through growth and savings. We have reported over $7.6 billion of value delivered to date toward this goal.

i2 -- A HISTORY OF INNOVATION

     We have offered supply chain management solutions since the company was founded 12 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, developed a dynamic solution to optimize the flow of materials within a factory. This solution, Factory Planner, is our flagship product, and it has helped our customers maximize the profitability of the factory, while reducing their materials and inventory costs.

     We have expanded this solution to the entire supply chain -- which includes all of the factories, the distribution centers, the transportation processes and the demand planning and fulfillment pieces. We have continued to apply innovative solutions to the supply chain, product design and customer management processes. These solutions are encompassed within our RHYTHM suite of products. As companies design new products, they also can plan for the unique manufacturing and logistics requirements associated with the design.

     As the marketplace changed, we introduced the concept of Marketplace services, which consist of a portfolio of shared information services, to enable public and private digital trading communities to optimize both planning and trading processes. These services provide enhanced decision making within business-to-consumer and business-to-business environments, from collaboration with strategic partners to fulfilling and tracking multi-vendor orders for customers. Selected services from the RHYTHM suite of products and from the Marketplace services portfolio are assembled into a public or private Internet-based trading community. Private trading communities, like the one announced with Sun Microelectronics, a division of Sun Microsystems, address a known set of participants, such as a company and its customers, suppliers or service providers. Public trading communities offer open participation for a target industry.

     These concepts and solutions have now evolved into TradeMatrix, a dynamic Internet marketplace of business-to-business and business-to-consumer services. TradeMatrix is a digital community where customers, partners, suppliers and providers gather to do business in real time. TradeMatrix encompasses both private and public electronic marketplaces and is powered by our RHYTHM suite of products, along with new software solutions and services designed specifically for the TradeMatrix environment. This new technology allows users to leverage the Internet to develop the right product offerings, speed the product offerings to market and streamline processes to minimize costs. As the lead member of the TradeMatrix platform, we will provide a large portion of the technology that powers TradeMatrix. However, as part of the RHYTHM and TradeMatrix eBusiness solutions, technology partners will not only add components to the framework, but also will contribute to the technology design.

STRATEGY

     Our objectives are to expand our leadership position in providing intelligent eBusiness solutions, and continue to help create significant value for our customers. Our strategy for achieving these objectives is comprised of the following elements:

          Expand Intelligent eBusiness Product Offerings. We believe that we have gained significant experience in eBusiness methodologies through our planning and optimization product and service offerings and relationships with customers and partners. We intend to continue to leverage this experience, together with our expertise in advanced software technology, to extend the scope and depth of our suite of intelligent eBusiness solutions to enable our customers to optimize a broader range of intra-and inter-enterprise functions.

          Enhance Support for Customers' eBusiness Initiatives. Our planning and optimization solutions have enabled emerging and established businesses to design or re-engineer their supply chains to realize the efficiencies resulting from their eBusiness initiatives. Our TradeMatrix platform, which is powered by our RHYTHM software applications, will allow customers to use our software in a hosted, web-based environment for collaboration, order fulfillment and other functions. Our RHYTHM software applications also can be integrated with disparate systems, such as transaction-based enterprise resource planning applications. We believe that TradeMatrix will allow us to provide value-added services to multiple marketplaces and their participants, further advancing our customers' eBusiness initiatives through dynamic trading and digital marketplace facilitation and collaboration. We also are working with customers to develop their own open online e-marketplaces. Recently, we signed an agreement with Toyota Motor Sales USA to develop and operate iStarXchange, an electronic marketplace serving the automotive replacement parts market for the auto service and repair industry.

          Expand Expertise in Targeted Vertical Markets. We currently are focusing on selected vertical markets, such as aerospace and defense, automotive, chemicals, consumer goods, high-tech hardware, software and electronics, industrial equipment, logistics, metals, pulp and paper, pharmaceuticals, retail, semiconductors, textiles and apparel and telecommunications. At the same time, we are evaluating the benefits that our solutions could provide to other vertical markets. Each industry faces unique problems and issues that must be addressed by focused intelligent eBusiness applications. We will continue to leverage the highly flexible nature of our core RHYTHM planning and optimization software to develop and maintain our family of pre-configured templates tailored to address the particular requirements of targeted vertical markets.

          Invest Aggressively to Build Market Share. We have made and will continue to make substantial investments to expand our sales and marketing, research and development, consulting and administrative infrastructure, balanced with our goals for increasing profitability. We believe that such investments are necessary to increase our market share and to capitalize on the growth opportunities in the emerging intelligent eBusiness market.

          Acquire or Invest in Complementary Businesses, Products and Technologies. We continue to believe that select acquisitions or investments may provide opportunities to broaden our product offerings and provide more advanced technologies for eBusiness. For example, the acquisition of Sales Marketing Administration Research Tracking Technologies, Inc., or SMART, enhanced our eBusiness product portfolio by providing advanced customer management capabilities. Recently, we have entered into agreements to acquire Aspect and SupplyBase to enhance our business-to-business platform. We may in the future pursue additional acquisitions or investments in businesses, products and technologies, or enter into joint ventures, which complement or expand our business.

          Continue to Form Strategic Alliances. We intend to expand and seek additional strategic relationships with leading enterprise software and eBusiness vendors to integrate the RHYTHM technology into their software products and to create joint-marketing opportunities. Consistent with this strategy, IBM and Ariba recently agreed to form a strategic alliance to deliver the industry's first end-to-end solution for business-to-business e-commerce and collaboration. In addition, we intend to augment our sales efforts by establishing and expanding relationships with other complementary eBusiness vendors and systems consulting and integration firms to more rapidly penetrate our targeted markets. We currently have relationships with Andersen Consulting, Deloitte & Touche, Ernst & Young, KPMG Peat Marwick and PricewaterhouseCoopers, among others. Recently, PricewaterhouseCoopers agreed to co-develop our next generation of customer management solutions and to jointly develop, sell and deliver end-to-end intelligent eBusiness solutions.

PRODUCTS

     Our intelligent eBusiness software products operate as flexible, integrated solutions and are available in single and multi-site configurations, with various extensions. Our solutions are designed to assist our customers in improving current business processes, return on assets, profitability and customer service levels. As a result of these and other advantages, our solutions enable customers to also increase market share, enhance their competitive advantage and deliver on their promises to their customers.

     RHYTHM SUITE

     Our RHYTHM suite of integrated software products principally includes solutions for supply chain management, customer management, product lifecycle management, inter-process planning and strategic planning that allow companies to manage customer relationships, accelerate product innovation and synchronize supply chain processes across all vendors and suppliers.

     SUPPLY CHAIN MANAGEMENT. Our supply chain management solution is designed to achieve operational excellence throughout a customer's extended supply chain. This solution is composed of three sub-processes:

          - Demand Planning. Demand planning analyzes customers' buying patterns and develops aggregate, collaborative forecasts. Demand planning feeds into the supply planning process, and subsequently the demand fulfillment process. Demand planning involves long-term, intermediate-term and short-term time horizons.

          - Supply Planning. Supply planning optimally positions enterprise resources to meet demand. This is a planning-level sub-process that spans the strategic and tactical supply-planning processes. Long-term planning, inventory planning, distribution planning, collaborative procurement, transportation planning and supply allocation are all part of this sub-process.

          - Demand Fulfillment. Demand fulfillment provides fast, accurate and reliable delivery date responses to customer orders. Demand fulfillment is primarily an execution level sub-process that includes order capturing, customer verification, order promising, backlog management and order fulfillment.

     Available extensions to our supply chain management solution include products for data warehousing and reporting capabilities as well as Internet-based collaboration tools that enable an enterprise and its trading partners to share and collaborate on demand forecasts and procurement requirements.

     CUSTOMER MANAGEMENT. Our customer management solutions enable increased customer intimacy and improved business process effectiveness. These solutions are designed to improve customer satisfaction and maximize return on marketing, sales and customer service investments. Our customer management solutions span the following sub-processes:

          - Marketing. Marketing identifies, segments and profiles customers, delivering personalized marketing content and creating purchasing intent through customized marketing offers that best match customer needs.

          - Commerce. Commerce configures, prices and executes sales transactions -- either directly or through indirect channels -- and provides real time order fulfillment.

          - Customer Care. Customer care sustains long-term customer loyalty through high-quality customer interaction, service and maintenance programs, while lowering overall service expenses and assets deployed.

     PRODUCT LIFECYCLE MANAGEMENT. Our product lifecycle management solutions consist of several modules that span all the major phases in the typical product development and product lifecycle processes, from early concept definition, through development, test and launch, to product phase-out and replacement. These solutions plan and optimize product portfolios based on financial objectives, resource constraints, account supply chain data and other product development systems. They provide integrated information about product lifecycles, demand forecasts, marketing efforts, production capabilities, development time and resource bottlenecks.

     INTER-PROCESS PLANNING. Our inter-process planning solutions balance resource requirements among the supply chain management, customer management and product life cycle management processes to achieve enterprise-wide efficiency and responsiveness.

     STRATEGIC PLANNING. Our strategic planning solutions consist of simulation tools to support supply chain network design processes such as rationalization of distribution centers, plant closings and service territory assignments. These solutions are designed for use in understanding the financial impact of decisions, monitoring key metrics, reviewing periodic strategic plans or optimizing the supply chain when major changes occur such as mergers or divestitures.

     TRADEMATRIX SERVICES AND SOLUTIONS

     TradeMatrix is an intelligent Internet business platform that offers value-added services tailored for buyers, sellers, designers, service providers and end-customers spanning multiple digital marketplaces. TradeMatrix offers a full breadth of services that include planning, procurement, commerce, fulfillment, customer care, retail, strategic sourcing and product development. Its web site is www.tradematrix.com. TradeMatrix uniquely leverages our advanced optimization and execution capabilities to improve decision-making across these multiple digital marketplaces. We believe that TradeMatrix will be unique in its ability to intuitively handle diverse workflows and market mechanisms that will allow it to become a one-stop destination for many dynamic trading activities. TradeMatrix will enable buyers to procure both direct and indirect materials, provide sellers with services to expand market presence and enhance brand management, offer designer services focused on product development to reduce time-to-market, and provide value-added service providers with tools to enhance customer relationships. TradeMatrix is built on open standards, enabling the participation of leading marketplace partners and technologies. The following are some of the services that TradeMatrix currently offers.

     - TradeMatrix Planning Solution enables companies to forecast demand and optimally position enterprise resources to meet market demands. TradeMatrix Planning Solutions are composed of various individual services that can be combined to form a comprehensive solution. These services encompass demand management, inventory planning, master planning and replenishment planning workflows.

     - TradeMatrix Procurement Service is a hosted procurement service that enables users to reduce the cost of purchasing and procuring labor, while lowering inventory and decreasing time-to-market for new products. TradeMatrixes' hosted eProcurement solution addresses industry-specific procurement needs from qualification through sourcing, ordering, monitoring, reporting and analysis. The TradeMatrix solution is characterized by a thorough understanding of industry-specific business processes and workflows and supports both direct and indirect procurement.

     - TradeMatrix Commerce Service enables companies to proactively manage customer interactions across the entire customer lifecycle, including relationships within marketing, selling, customer collaboration, order processing and order monitoring. Through Commerce Service, companies can create targeted marketing campaigns, personalize customer interactions, facilitate all elements of e-commerce transactions, make real time multi-enterprise order fulfillment promises and provide order tracking and tracing.

     - TradeMatrix Fulfillment Solution optimally responds to customer requests and manages multi-enterprise customer orders, thereby improving customer service. Our Fulfillment Solution encompasses the entire process, starting from when the order is taken from a customer to when the product arrives at the customer's door. The Fulfillment Solution prioritizes the promise made to the customer, while optimally sourcing the inventory and coordinating delivery to the customer.

     - TradeMatrix Customer Care Solution allows participants' customers to access information quickly, resolve problems and receive support instantly. Customer Care leverages online customer support from automated help desks and call centers and allows customers to research, order and schedule service. Companies can collaborate with customers to schedule service, track and fulfill returns and exchanges and manage and maintain a spare and replacement part inventory.

     - TradeMatrix Retail Solution gives companies an opportunity to capture more demand, minimize product obsolescence and maximize storage effectiveness. Retail Solutions addresses the complexities of retail, whether online or brick-and-mortar. Retailers of all kinds can more effectively determine what products to launch and promote, plan and shape demand for these products, replenish stock as needed, and analyze performance (such as promotions). Retailers can use these services to collaborate and trade with vendors, distributors and packers.

     - TradeMatrix Strategic Sourcing Solution allows companies to source components for design or manufacturing based on preferred vendor relationships, vendor capabilities or vendor consolidation. These capabilities are offered through our relationship with Aspect Development and other content providers. We have recently announced agreements to acquire Aspect Development and SupplyBase.

     - TradeMatrix Product Development Solution allows companies to accelerate the overall product development process. TradeMatrix provides a secure and scalable Internet-based collaboration platform to enable rapid communication among design partners, from the initial planning phase through sourcing, development and into production. Through Product Development Solutions, companies can capture and prioritize customer requirements, secure multi-enterprise design collaboration and project coordination, search vendor and component databases, optimize product launch and integrate with key supply chain planning systems.

PRODUCT DEVELOPMENT

     We originally introduced our RHYTHM software in 1992 and have subsequently added a number of new products and product enhancements. We have adopted a strategy of periodically reinventing our products in order to meet our customers' needs, and we strive to ensure that each new generation of RHYTHM is compatible with previous releases. We focus our ongoing product development efforts on broadening the functionality of our RHYTHM suite of products and services to more fully address various eBusiness initiatives. The RHYTHM suite is the engine underlying the TradeMatrix platform. These services and solutions are evolving and have been developed using an intelligent eBusiness architecture that is (1) modular, so that components may be easily substituted; (2) flexible, to quickly respond to changing business conditions; (3) open, to support multiple protocols; and (4) scalable, to the handle the large volumes of queries and transactions that are typical in an eBusiness environment.

     Our internal development staff has developed the RHYTHM products and TradeMatrix platform through small project teams focused on independent components of the software under development. We maintain product release planning procedures to ensure integration, testing and version control among the different project development teams. We maintain development centers in Bangalore and Mumbai, India; Cambridge, Massachusetts; Austin and Dallas, Texas; Parsippany, New Jersey; San Francisco, California; Ulvila, Finland; and Toronto, Ontario.

     Research and development expenses, while significant, have declined gradually as a percentage of revenues in recent periods as we have continued to focus on development of new and enhanced products. Research and development expenses were $132.3 million in 1999, representing 23.2% of total revenues, $94.2 million in 1998, representing 25.5% of total revenues, and $57.4 million in 1997, representing 25.9% of total revenues.

CUSTOMER SERVICE AND SUPPORT

     We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. We have expanded our service and support centers geographically and now have support centers across the U.S. and in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, India, Japan,

Mexico, Singapore, South Africa, Taiwan and the United Kingdom. Accordingly, we are committed to continue recruiting and maintaining a high-quality technical support team. Our customer service and support activities consist of the following:

     Maintenance and Product Updates. We provide ongoing product support services under our license agreements. Maintenance contracts are typically sold to customers at the time of the initial RHYTHM license and may be renewed for additional periods. Under our maintenance agreements with our customers, we provide, without additional charge, product updates and enhancements to the RHYTHM products previously purchased by the customer. Customers that do not renew their maintenance agreements but wish to obtain product updates and new version releases are generally required to purchase such items from us at market prices. Ongoing support and maintenance services are provided on up to a seven-day week, 24-hour day basis.

     Hosting Services. Our TradeMatrix platform delivers eBusiness applications and technology across a network, hosted in a centralized, managed environment. With a simple browser and network connection, companies can access TradeMatrix offerings. While the customer typically owns the applications, we may own or outsource the hardware, manage the application and server architecture, maintain and upgrade software and provide customer support. Our TradeMatrix platform provides companies with immediate access to the benefits of our dynamic eBusiness solutions, allows companies to more efficiently access applications by reducing customers' needs to build and maintain complex technology, and leverages our complete software architecture and infrastructure for supporting applications hosting.

     Consulting. We offer our customers on-site consulting services aimed at assisting in the implementation of our solutions and services and integration with the customers' existing systems. We receive hourly, daily or structured fees for these services. These consulting services are concentrated on making implementation cost-effective for customers by enabling them to independently perform as many of the integration tasks as possible. We also leverage the use of third party consulting firms to more rapidly penetrate our target market.

     Training. We offer an intensive education training program for our customers and our third-party implementation providers. Classes are offered at in-house facilities at our offices and customer locations. These classes focus on supply chain management principles as well as the implementation and use of RHYTHM products.

SALES AND MARKETING

     We market our software and services primarily through our direct sales organization augmented by other sales channels, including eBusiness providers and systems consulting and integration firms. At December 31, 1999, we conducted sales and other related activities through several offices in the U.S. and additional offices in Australia, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, India, Italy, Japan, Korea, Mexico, Singapore, South Africa, Taiwan and the United Kingdom. Our direct sales organization consists of regionally based sales representatives and sales engineers supported by personnel with experience in the aerospace and defense, automotive, chemicals, durable and non-durable consumer goods, high-tech hardware, software and electronics, industrial equipment, logistics, metals, pulp and paper, pharmaceuticals, retail, semiconductors, textiles and apparel and telecommunications industries.

     We currently have joint marketing agreements with a number of eBusiness providers, including IBM and Siebel, and several systems consulting and integration firms, including PricewaterhouseCoopers. These joint marketing agreements generally provide the vendors with non-exclusive rights to market RHYTHM products and access to marketing materials and product training. Furthermore, the vendors receive a specified commission for license revenues generated by the vendor during the term of the agreement, which commissions generally vary from zero to 30% of the sales price of the license. By using these indirect sales channels, we seek to capitalize on the installed base of other eBusiness providers and obtain favorable product recommendations from systems consulting and integration firms, thereby increasing our products' market coverage. Furthermore, we have negotiated contracts with other software providers, where these companies can offer their products to customers through our TradeMatrix platform. We will receive a specified commission on those sales while the other provider will receive license revenues. There can be no assurance that any of these joint marketing and development agreements will be beneficial to us or that these relationships will be sustained.

CUSTOMERS

     As of December 31, 1999, we had licensed RHYTHM products to over 700 customers since inception. The following is a partial list of companies that have licensed more than $1.0 million of RHYTHM products:

AUTOMOTIVE/INDUSTRIAL/
  CHEMICAL
Caterpillar
Dresser Rand
Eaton
Ford
GE Plastics
GM/EDS
Navistar
Occidental Chemical
Polimeri
Renault
United Technologies
Yazaki

HIGH TECH/ELECTRONICS/
  TELECOM
Acer
Altera
Apple
Applied Materials
AST Research
Bell Microproducts
Canon
Casio
Celestica
Compaq
Dallas Semiconductor
Dell
EMC
Ericsson
Fujitsu
Gateway 2000
Hewlett-Packard
IBM
Integrated Device
  Technologies
Iomega
Lucent Technologies
Matsushita
Maxtor
Microage
Micron Electronics
Motorola
NEC
Nokia
Nortel
Philips
Quantum
Samsung
Seagate
Seiko Epson
Silicon Graphics
ST Microelectronics
Siemens
Sun Microsystems
Texas Instruments
Thomson
Toshiba
United Microelectronics
Tech Data
Tokyo Electron
Xircom

CONSUMER/GOODS/RETAIL
Alliant Foodservice
Barnes & Noble
British American Tobacco
Delta Faucet
Dekor
Dobbs International
Dole
E&J Gallo Winery
Frito-Lay
Haworth
Herman Miller
LFI
Lipton
3M
Nike
Polo Ralph Lauren
Russell
Sara Lee Knit Products
Sherwin Williams
Steelcase
VF Corporation
Whirlpool

LOGISTICS
Con-Way
Mark VII
Ryder Logistics
United Parcel Service

MEDICAL/PHARMACEUTICAL
Abbott Laboratories
Bristol-Myers Squibb
Johnson & Johnson Medical
Meditronic
Merck
Tyco Healthcare

METALS
Bethlehem Steel
British Steel
Iscor Limited
LTV
National Steel
Sidmar
Timken
Weirton
US Steel
Vacuumschmelze

PULP AND PAPER
CSS Industries
Fletcher Challenge
Sonoco

OTHER
GE Capital
KPMG
Newport News Shipbuilding

     We provide our RHYTHM software products to customers under non-exclusive, non-transferable license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer the title to our products under these license agreements. Under our standard form of license agreement, license software may be used solely for the customer's internal operations.

     Under our TradeMatrix platform the software applications reside in one location, and from any client computer the end users automatically gain access to the most current business data and applications. Our TradeMatrix platform is based on an application service provider architecture, which is comprised of data servers, application servers and computers or devices running a web browser. Internet computing centralizes business information and applications, allowing them to be managed more effectively and efficiently.

COMPETITION

     The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the supply chain as well as the enterprise as a whole. Competitors include:

     - vendors establishing electronic marketplaces and indirect procurement capabilities, such as Ariba and Commerce One;

     - enterprise resource application software vendors such as SAP AG, PeopleSoft Inc., Oracle Corporation and Baan Company, N.V., each of which currently offers sophisticated enterprise resource planning, or ERP, solutions that currently or may in the future incorporate applications competitive with our products;

     - supply chain software vendors including Manugistics Group, Inc. and Logility, Inc.;

     - other business application software vendors which may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software;

     - internal development efforts by corporate information technology departments; and

     - companies offering standardized or customized products for mainframe and/or mid-range computer systems.

     In connection with specific customer solicitations, a number of ERP vendors have from time to time jointly marketed our products as a complement to their own systems. We believe that as our market share increases, and as the ranges of products offered by us and these ERP vendors expand and increasingly overlap, relationships which were cooperative in the past will become more competitive. We believe that additional ERP vendors are focusing significant resources on increasing the functionality of their own planning and scheduling modules, and at least two other ERP vendors have acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

PROPRIETARY RIGHTS AND LICENSES

     We regard our trademarks, copyrights, trade secrets, technology and other proprietary rights as critical to our business. To protect our proprietary rights, we primarily rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements and contractual provisions. We license our software products in object code (machine-readable) format to customers under license agreements and we do not sell or otherwise transfer title of our software products to our customers. Our non-exclusive, non-transferable license agreements generally allow the use of our software products solely by the customer for internal purposes without the right to sublicense or transfer our software products.

     Trademarks are important to our business as we use them in our marketing and promotional activities as well as with the delivery of our software products. Our registered trademarks include i2, i2 Technologies and design, RHYTHM, RHYTHMLINK, Global Supply Chain Management, MOA and PLANET. We have filed trademark applications in the U.S. and numerous foreign countries for TradeMatrix, TradeMatrix.com, Rhythm Transportation Enabled Planning, Heterocasting, EBPO, Electronic Business Process Optimization, FreightMatrix, FreightMatrix.com, eServiceMatrix, eserviceMatrix.com, SoftgoodsMatrix, SoftgoodsMatrix.com, AutoMatrix, AutoMatrix.com and B2A.

     We own 13 U.S. patents which predominantly relate to planning systems and interactive report generation. These patents expire at various times through 2018. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. From time to time we resell some software that we license from third parties.

EMPLOYEES

     As of December 31, 1999, we had approximately 2,800 full-time employees, including approximately 970 primarily engaged in research and development activities and approximately 730 engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by collective bargaining units and we have never experienced a work stoppage. We believe that employee relations are very good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

     Our financial results may vary significantly from quarter-to-quarter and we may fail to meet expectations, which may negatively impact the price of our stock. Our operating results have varied significantly from quarter-to-quarter in the past, and we expect our operating results to continue to vary from quarter-to-quarter in the future, due to a variety of factors, many of which are outside of our control. Factors that could affect quarterly operating results include:

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

     - changes in our strategic relationships; and

     - changes in our business strategy.

     Furthermore, customers may defer or cancel their purchases of products if they experience a downturn in their business or if there is a downturn in the general economy. We will continue to determine our investment and expense levels based on expected future revenues. A significant portion of our expenses is not variable in the short term, and we cannot reduce our costs quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. In addition, we may reduce our prices or accelerate investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any of these activities may further limit our ability to adjust spending in response to revenue fluctuations. Revenues may not grow at historical rates in future periods, or they may not grow at all. Accordingly, we may not maintain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of public market analysts and investors, and the price of our common stock may fall.

     We anticipate seasonal fluctuations in revenues, which may cause volatility in our stock price. The market price of our common stock has been volatile in the past, and the market price of our common stock may be volatile in the future. Historically, our revenues have tended to be strongest in the fourth quarter of the year. We believe that our seasonality is due to the calendar year budgeting cycles of many of our customers and our compensation policy that rewards sales personnel for achieving annual revenue quotas. In future periods, these seasonal trends may cause our quarter-to-quarter operating results to vary, which may result in failing to meet the expectations of public market analysts and investors.

     We depend on significant individual license sales. Therefore, our operating results for a given period could suffer serious harm if we fail to close the large sales we targeted for that period. We generally derive a significant portion of revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1999, in the last three quarters of 1998 and in each quarter of 1997, one or more customers individually accounted for at least 10% of our total software license revenues in each respective quarter. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer orders. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, this failure could seriously harm our operating results for that period.

     We may not remain competitive, and increased competition could seriously harm our business. Our competitors offer a variety of eBusiness including supply chain and other core processes. These competitors include:

     - vendors establishing electronic marketplaces and indirect procurement capabilities, such as Ariba and Commerce One;

     - enterprise resource application software vendors such as SAP AG, PeopleSoft Inc., Oracle Corporation and Baan Company, N.V., each of which currently offers sophisticated enterprise resource planning, or ERP, solutions that currently or may in the future incorporate applications competitive with our products;

     - supply chain software vendors including Manugistics Group, Inc. and Logility, Inc.;

     - other business application software vendors which may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software;

     - internal development efforts by corporate information technology departments; and

     - companies offering standardized or customized products for mainframe and/or mid-range computer systems.

     Historically, a number of enterprise resource planning vendors have from time to time jointly marketed our products as a complement to their own systems. However, as we attempt to increase our market share and expand our product offerings, and as enterprise resource planning vendors expand their own product offerings, our relationships with these vendors have and may continue to become more competitive. We believe that enterprise resource planning vendors are focusing significant resources on establishing and increasing the functionality of their own eBusiness solutions, and other enterprise resource planning vendors have recently acquired independent developers of advanced planning and scheduling software which compete with RHYTHM.

     Relative to us, many of our competitors have:

     - longer operating histories;

     - significantly greater financial, technical, marketing and other resources;

     - greater name recognition;

     - a broader range of products to offer; and

     - a larger installed base of customers.

     Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share, and we may not be able to compete successfully with our existing or new competitors. If we experience increased competition, substantial harm may result to our business, operating results and financial condition.

     Our strategy of establishing and promoting our TradeMatrix is unproven and may be unsuccessful. As part of our business strategy, we are offering the TradeMatrix platform to trading community participants in digital marketplaces. This strategy is unproven, and currently we are providing only a limited portion of our intended TradeMatrix services in only a small number of digital trading communities. We have limited experience developing and operating digital marketplaces, and we cannot be certain that these trading communities will be operated effectively, that enterprises will join and remain in these trading communities, that we will develop and provide successfully all intended TradeMatrix services, or that we will generate significant revenues from these services. To date, we have not generated significant revenues from these services. If this business strategy is flawed, or if we are unable to execute effectively, our business, operating results and financial condition could be substantially harmed.

     In addition, we expect to rely on third parties' efforts to promote our TradeMatrix platform. Because our revenues from these sources are likely to be largely based on subscriptions to or utilization of our digital marketplaces, any failure by these third parties to successfully promote our TradeMatrix platform, or any reluctance to participate in our digital marketplaces on the part of suppliers, manufacturers, distributors, logistics providers or customers, could harm our business, results of operations and financial condition.

     Rapid growth in our operations could continue to strain our managerial and operational resources. We have experienced rapid growth. Revenues have increased to $571.1 million in 1999 from $369.2 million in 1998 and from $221.8 million in 1997. Our employee count has increased to approximately 2,800 at December 31, 1999, from approximately 2,200 at December 31, 1998, and from approximately 1,200 at December 31, 1997. We have also increased the scope of our operating and financial systems and the geographic distribution of our operations and customers. This growth has strained our management and operations, and they will continue to be strained if rapid growth continues. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so would harm our business, operating results and financial condition.

     Any decrease in demand for our RHYTHM suite of products and services could significantly reduce our revenues. We derive substantially all of our revenues from licenses of our RHYTHM suite of products and related services. RHYTHM-related revenues, including maintenance and consulting contracts, will continue to account for substantially all of our revenues for the foreseeable future. As a result, our future operating results will depend upon continued market acceptance of RHYTHM and enhancements thereto. However, RHYTHM may not achieve continued market acceptance. Competition, technological change or other factors could decrease demand for, or market acceptance of, RHYTHM. Any decrease in demand or market acceptance of RHYTHM could substantially harm our business, operating results and financial condition.

     We are investing significant resources in developing and marketing our intelligent eBusiness solutions. The market for these solutions is new and evolving, and, if this market does not develop as we anticipate, or if we are unable to develop acceptable solutions, serious harm would result to our business. We currently derive a substantial portion of our revenues from licenses for decision-support software products associated with supply chain management software and related services. However, we are investing significant resources in further developing and marketing enhanced products and services to facilitate eBusiness over public and private networks. For the first few months after we introduce new products and services, the demand for and market acceptance of those products and services are subject to a high level of uncertainty, especially where acquisition of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of eBusiness software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services involve a new approach to the method of conducting business, and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

     Rapid adoption of our TradeMatrix platforms could reduce our software licensing revenues. Our current revenue model is mainly focused on license revenue, with additional revenues earned from consulting, maintenance and training. The TradeMatrix platform offers a more diverse and expansive set of service offerings that will generate additional revenue streams for hosting, transaction processing and set-up fees. The TradeMatrix pricing model differs from our historical model of deriving revenues from licenses of the RHYTHM suite of products, which we largely recognize upon executing a contract and delivering software. Under the TradeMatrix model, up-front license fees may be less substantial and the fees derived from subscriptions to our utilization of the digital marketplace services may be more robust. We can not predict the rate at which our customers will adopt the TradeMatrix platform or whether these expanded service offerings will adversely impact our license revenues.

     We do not have significant experience in hosting electronic marketplaces and may not adequately predict the volume of traffic. If the volume of traffic on the web site for our TradeMatrix platform increases, the platform may experience slower response times or other problems. We will rely on several third parties to expand, manage and maintain the necessary computer equipment, software, Internet and telecommunication services required for efficient access to TradeMatrix as demand increases. Any delays in response time or performance problems could cause TradeMatrix users to perceive this service as not functioning properly and therefore cause them to reduce or discontinue use of our products and services.

     Our TradeMatrix platform may experience performance problems or delays as a result of service interruptions. We must protect our network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and other similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at our data centers could result in interruptions in our services or significant damage to equipment supporting the platform. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services. Each of these could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

     If we publish inaccurate catalog content data, our business could suffer. The accurate publication of catalog content is critical to our customers' businesses. Our TradeMatrix platform contains content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from participating in the TradeMatrix marketplaces, damage our business reputation, harm our ability to win new customers and potentially expose us to legal liability. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could harm our business, operating results and financial condition.

     The markets in which we compete experience rapid technological change. If we do not respond to the technological advances we could seriously harm our business. Enterprises are increasing their focus on decision-support solutions for eBusiness challenges. As a result, they are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others, or if our new products or product enhancements and services do not achieve market acceptance, these events could seriously harm our business, operating results and financial condition.

     If use of the Internet for commerce and communication does not increase as we anticipate, our business will suffer. We are offering new and enhanced products and services, which depend on increased acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     Our business could be seriously harmed if:

     - use of the Internet and other online services does not continue to increase or increases more slowly than expected;

     - the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur;

     - new standards and protocols are not developed or adopted in a timely manner; or

     - for any other reason -- such as concerns about security, reliability, cost, ease of use, accessibility or quality of service -- the Internet does not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

     Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased costs of doing business. Due to increasing popularity and use of the Internet, it is possible that state and federal regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could decrease the expansion of the Internet, causing our costs to increase and our growth to be harmed.

     Concerns that our products do not adequately protect the privacy of consumers could inhibit sales of our products. One of the principal features of our customer management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit a web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our customer management products to enable the development of applications that permit web site visitors to prevent the distribution of any of their personal data beyond that specific web site, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address consumers' privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

     If our encryption technology fails to ensure the security of our customers' online transactions, serious harm to our business could result. The secure exchange of value and confidential information over public networks is a significant concern of consumers engaging in online transactions and interaction. Our customer management software applications use encryption technology to provide the security necessary to effect the secure exchange of value and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, financial condition and operating results.

     We may not successfully integrate or realize the intended benefits of our recent acquisitions. We acquired InterTrans Logistics Solutions Limited, or ITLS, in April 1998 and SMART in July 1999. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions will depend primarily on our ability to:

     - retain, motivate and integrate the acquired personnel;

     - integrate multiple information systems; and

     - integrate acquired software with our existing products and services.

     We may encounter difficulties in integrating our operations and products with those of ITLS, SMART and others. We may not realize the benefits that we anticipated when we made these acquisitions. Our failure to successfully integrate our operations and products with those of ITLS, SMART and others could seriously harm our business, operating results and financial condition.

     We may make future acquisitions or enter into joint ventures that may not be successful. In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. In furtherance of this strategy, in March 2000 we entered into agreements to acquire Aspect and SupplyBase. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. We expect that we will be required to amortize a significant amount of goodwill and write-off significant amounts of in-process research and development and other acquisition-related expenses if we complete the pending Aspect and SupplyBase acquisitions. Further, we may not be able to integrate any acquired business, product or technology with our existing operations or train, retain and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

     We face risks associated with international sales and operations that could harm our company. Our international operations are subject to risks inherent in international business activities. In addition, we may expand our international operations in the future which would increase our exposure to these risks. The risks we face internationally include:

     - difficulties and costs of staffing and managing geographically disparate operations;

     - longer accounts receivable payment cycles in certain countries;

     - compliance with a variety of foreign laws and regulations;

     - unexpected changes in regulatory requirements;

     - overlap of different tax structures;

     - greater difficulty in safeguarding intellectual property;

     - import and export licensing requirements;

     - trade restrictions;

     - changes in tariff rates;

     - political instability; and

     - general economic conditions in international markets.

     Changes in the value of the U.S. Dollar, as compared to the currencies of foreign countries where we transact business, could harm our operating results. To date, our international revenues have been denominated primarily in U.S. dollars. The majority of our international expenses and some revenues have been denominated in currencies other than the U.S. dollar. Therefore, changes in the value of the U.S. dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we will use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. Although we have implemented limited hedging programs to mitigate our exposure to currency fluctuations, currency exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. While these transactional gains and losses have not been material to date, they may harm our business, results of operations or financial condition in the future.

     We depend on our strategic partners and other third parties. If we fail to derive benefits from our existing and future strategic relationships, our business will suffer. From time to time, we have collaborated with other companies, including IBM and PricewaterhouseCoopers, in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. We may not be able to enter into successful new strategic relationships in the future.

     The loss of any of our key personnel or our failure to attract additional personnel could seriously harm our company. We rely upon the continued service of a relatively small number of key technical and senior management personnel, particularly Sanjiv Sidhu, our chairman and chief executive officer. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical and managerial personnel. Very few of our key technical personnel and none of our senior management personnel are bound by employment agreements. As a result, our employees could leave with little or no prior notice. In the past, we have had difficulty recruiting qualified personnel. We may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our loss of any of our key technical and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business, operating results and financial condition.

     If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. In addition, we generally license RHYTHM products to end users in object code (machine-readable) format, and our license agreements generally allow the use of RHYTHM products solely by the customer for internal purposes without the right to sublicense or transfer the RHYTHM products. However, these measures afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Although we believe software piracy may be a problem, we are not able to determine the extent to which piracy of our software products exists. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy.

     As the number of products and competitors continues to grow, the functionality of products in different industry segments is increasingly overlapping. As a result, we increasingly may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could seriously harm our business, operating results and financial condition.

     We resell some software that we license from third parties. Although we may continue this practice, third-party software licenses may not continue to be available to us on commercially reasonable terms. Our inability to maintain or obtain any of these software licenses will delay or reduce our product shipments until we can identify, license and integrate equivalent software. Any loss of these licenses or delay or reduction in product shipments could harm our business, operating results and financial condition.

     Our products' failure to remain compatible with existing and new computers and software operating systems would seriously harm our business. Our RHYTHM software can operate on hardware platforms from Digital Equipment, Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft. RHYTHM can access data from most widely-used structured query language databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to attempt to adapt RHYTHM to those platforms in order to remain competitive. However, those platforms may not be architecturally compatible with RHYTHM's software product design, and we may not be able to adapt RHYTHM to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to adapt to new platforms that achieve significant market acceptance would seriously harm our business, operating results and financial condition.

     Our software is complex and may contain undetected errors. Our software programs are complex and may contain undetected errors or "bugs." Although we conduct extensive testing, we may not discover bugs until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in loss of customers or reputation, adverse publicity, loss of revenues, delay in market acceptance, diversion of development resources, increased insurance costs or claims against us by customers, any of which could seriously harm our business, operating results and financial condition.

     Releases and problems with new products may cause purchasing delays, which would harm our revenues. Customers may delay their purchasing decisions in anticipation of our new or enhanced products, or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could seriously harm our business, operating results and financial condition.

     Our failure to successfully recruit and retain technical and implementation personnel could reduce our license revenues or limit the growth of our license revenues. A shortage of qualified technical sales support personnel could harm our ability to expand sales and enter into new vertical markets. We will depend on our trained implementation personnel or those of independent consultants to implement our products and services. A shortage in the number of trained implementation personnel could limit our ability to implement our software and services on a timely and effective basis. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction and harm to our reputation. Any of these events could seriously harm our business, operating results and financial condition.

     We may be subject to product liability claims. Our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and business, operating results and financial condition.

     Our executive officers and directors have voting control. Our executive officers and directors together beneficially own approximately 43% of the total voting power of our company. Accordingly, these stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs.

     Our charter and by-laws have anti-takeover provisions. Provisions of our Certificate of Incorporation and our Bylaws as well as the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

     Our stock price historically has been volatile, which may make it more difficult for you to resell our common stock when you want at prices you find attractive. The market price of our common stock has been volatile in the past, and the market price of our common stock may be volatile in the future. The following factors may significantly affect the market price of the common stock:

     - quarterly variations in our results of operations;

     - the announcement of new products, product enhancements, joint ventures and other alliances by us or our competitors;

     - technological innovations by us or our competitors; and

     - general market conditions or market conditions specific to particular industries.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

     If we are required to register as an investment company, we would become subject to substantial regulation, which would interfere with our ability to implement our business plan. We have substantial cash, cash equivalents and short-term investments. We plan to continue investing these assets in short-term instruments consistent with prudent cash management policy and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in our being classified as an "investment company" under the Investment Company Act of 1940. The Investment Company Act requires the registration of companies that are primarily in the business of investing, reinvesting or trading securities or that fail to meet certain statistical tests regarding their composition of assets and sources of income, even though they consider themselves not to be primarily engaged in investing, reinvesting or trading securities. We believe that we are primarily engaged in a business other than investing, reinvesting or trading securities and, therefore, are not an investment company within the meaning of the Investment Company Act. If the Investment Company Act required us to register as an investment company, we would become subject to substantial regulation with respect to our capital structure, management, operations, and transactions with affiliated persons and other matters. Application of the provisions of the Investment Company Act to us may materially and adversely affect our business, prospects and operating results.

ITEM 2. PROPERTIES

     Our primary offices are located in approximately 180,000 square feet of space in Dallas, Texas, under a lease expiring in May 2010, and approximately 195,400 square feet of space in Irving, Texas, under leases expiring between October 2000 and July 2003. We also lease space for our other offices in the United States, Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Mexico, Singapore, South Africa, Sweden, Taiwan and the United Kingdom. These leases expire at various dates through 2023.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded publicly on the Nasdaq National Market under the symbol "ITWO." The following table lists the high and low per share sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated. On January 14, 2000, our Board of Directors approved a two-for-one split of our common stock. The stock split was paid as a 100% dividend on February 17, 2000, to holders of record as of February 3, 2000. All share and per share amounts included herein have been adjusted to reflect the stock split as though it had occurred at the beginning of the periods presented.

                                                              HIGH      LOW
                                                             -------   ------
Fourth quarter of 1999.....................................  $109.00   $18.69
Third quarter of 1999......................................    24.19    13.06
Second quarter of 1999.....................................    21.78     8.88
First quarter of 1999......................................    18.00    11.25
Fourth quarter of 1998.....................................    15.97     4.63
Third quarter of 1998......................................    21.13     6.32
Second quarter of 1998.....................................    20.00    13.50
First quarter of 1998......................................    16.41    12.53

     As of March 20, 2000, there were 157,356,216 shares of our common stock outstanding held by approximately 680 holders of record.

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

     During 1999, we issued an aggregate of 4,190,112 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.0044 to $3.03 per share) under our stock option plans which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

     On December 10, 1999, we issued an aggregate principal amount of $350 million of our 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The net proceeds of this offering, after giving effect to discounts, commissions, premiums and expenses, were approximately $339.9 million. These securities were issued and sold to Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation, as the initial purchasers, in reliance on the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(2) thereof. In connection with this transaction, each of the initial purchasers represented that it was a "qualified institutional buyer" within the meaning of the Securities and Exchange Act of 1934. The notes are convertible at the option of the holder into shares of common stock at a conversion price of approximately $75.99 per share at any time until maturity. The notes are traded on the Private Offerings, Resales and Trading through Automated Linkages (PORTAL) Market of the National Association of Securities Dealers, Inc. We do not intend to apply for listing of the notes on any securities exchange or for inclusion of the notes in any automated quotation system.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The following statements of operations data for the years ended December 31, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1998 and 1999, have been derived from consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included elsewhere in this document. The statement of operations data for the year ended December 31, 1996, and the balance sheet data as of December 31, 1996, and 1997, have been derived from consolidated financial statements which have been audited by Arthur Andersen LLP. The statement of operations data for the year ended December 31, 1995, and the balance sheet data as of December 31, 1995, have been derived from unaudited consolidated financial statements. Amounts shown are in thousands, except per share data.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1995       1996       1997       1998       1999
                                          --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses.....................  $ 24,162   $ 62,063   $141,766   $234,316   $352,597
  Services..............................    10,837     30,569     58,218     91,726    147,893
  Maintenance...........................     3,462      8,881     21,792     43,115     70,620
                                          --------   --------   --------   --------   --------
          Total revenues................    38,461    101,513    221,776    369,157    571,110
                                          --------   --------   --------   --------   --------
Costs and expenses:
  Cost of software licenses.............       390        260      2,746      7,967     17,981
  Cost of services and maintenance......     7,601     21,761     48,422     77,459    125,934
  Sales and marketing...................    10,487     35,484     77,071    129,978    194,752
  Research and development..............     8,503     23,559     57,392     94,199    132,278
  General and administrative............     5,286     11,108     24,984     38,191     53,188
  In-process research and development
     and acquisition-related
     expenses(1)........................        --      1,133      9,306      7,618      6,552
                                          --------   --------   --------   --------   --------
          Total costs and expenses......    32,267     93,305    219,921    355,412    530,685
                                          --------   --------   --------   --------   --------
Operating income........................     6,194      8,208      1,855     13,745     40,425
Other income (expense) net..............      (167)     1,671      3,309      8,753      7,642
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes.......     6,027      9,879      5,164     22,498     48,067
Provision for income taxes..............     2,054      4,705      6,916     17,279     24,552
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $  3,973   $  5,174   $ (1,752)  $  5,219   $ 23,515
                                          ========   ========   ========   ========   ========
Net income (loss) per share.............  $   0.04   $   0.04   $  (0.01)  $   0.04   $   0.16
                                          ========   ========   ========   ========   ========
Net income (loss) per share, assuming
  dilution..............................  $   0.03   $   0.04   $  (0.01)  $   0.03   $   0.14
                                          ========   ========   ========   ========   ========
Weighted average common shares
  outstanding...........................    90,656    119,580    128,884    143,588    150,419
Weighted average common shares
  outstanding, assuming dilution........   121,788    136,232    128,884    157,060    167,839
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $  8,122   $ 59,694   $151,889   $155,998   $579,391
Working capital.........................     7,408     62,636    167,877    182,778    585,039
Total assets............................    28,251    113,546    264,923    344,808    861,549
Total debt..............................        --        600      2,114      5,032    350,000
Total stockholders' equity..............    10,378     75,236    192,964    228,986    332,168

---------------

(1) We incurred acquisition-related expenses related to business combinations of $1.1 million in 1996, $9.3 million in 1997, $7.6 million in 1998 and $6.6 million in 1999, including write-offs of in-process research and development of $1.1 million in 1996, $4.6 million in 1997, $4.7 million in 1998 and $3.3 million in 1999. The remaining costs included amortization of goodwill and acquired technology and investment banking, legal and accounting fees and expenses. Excluding these expenses, net income and net income per share, assuming dilution, would have been $6.3 million and $0.05 per share in 1996, $5.0 million and $0.03 per share in 1997, $12.8 million and $0.08 per share in 1998, and $30.1 million and $0.18 per share in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The forward-looking statements in this discussion and analysis are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The section above under Part I, Item I entitled "Factors That May Affect Future Results" sets forth certain factors that could cause our actual future results to differ materially from those statements.

OVERVIEW

     i2 is a leading global provider of intelligent eBusiness solutions that help enterprises optimize business processes both internally and among trading partners. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our solutions consider the real conditions of companies to optimize key business processes -- from product design to customer relationships. We have recently launched TradeMatrix, a robust platform of business-to-business solutions, services and marketplaces, which will allow customers, partners, suppliers and service providers to do business together in real time. TradeMatrix offers a full breadth of services that include planning, procurement, commerce, fulfillment, customer care, retail, strategic sourcing and product development. Our RHYTHM product suite principally includes solutions for supply chain management, customer management, product lifecycle management, inter-process planning and strategic planning, which provide the basis for these value-added services offered to marketplace participants. We recently have signed agreements to develop and host public and private Internet-based electronic marketplaces with our customers and partners in the automotive, aerospace, high-tech, softgoods and consumer packaged goods industries. Our RHYTHM software applications, along with new software solutions and services designed specifically for the TradeMatrix environment, are used to power these electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

     In July 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc., or SMART. Under the terms of the acquisition agreement, we agreed to issue up to 4.2 million shares of common stock for all of the outstanding capital stock and options of SMART. In connection with the SMART acquisition, we incurred expenses of $2.1 million that included, among other things, investment, legal and accounting fees and expenses. The transaction was accounted for as a pooling-of-interests. Accordingly, our financial statements include the financial position, results of operations and cash flows of SMART for all periods presented.

     All share and per share amounts in this Form 10-K have been adjusted to reflect a two-for-one stock split of our common stock effected as a 100% dividend on February 17, 2000.

RECENT DEVELOPMENTS

     On March 12, 2000, we entered into a definitive agreement to acquire Aspect Development, Inc. ("Aspect"), a developer of collaborative solutions for business-to-business marketplaces. Pursuant to the agreement, we will exchange all of the outstanding capital stock of Aspect and will assume all outstanding stock options of Aspect, for approximately 44.9 million shares of our common stock and options. The transaction will be accounted for as a purchase, is subject to regulatory and i2 and Aspect stockholder approvals, and is expected to close in the third quarter of this year.

     Also on March 12, 2000, we entered into a definitive agreement to acquire SupplyBase, Inc. ("SupplyBase"), a developer of interactive database products, services and supply chain management tools. Under the agreement, we will issue approximately 1.8 million shares of our common stock for all of the outstanding capital stock and stock options of SupplyBase. The transaction will be accounted for as a purchase, is subject to regulatory approval and SupplyBase stockholder approval, and is expected to close in the second quarter of this year.

     These strategic acquisitions will result in substantial one-time charges along with ongoing substantial amortization of intangibles to our earnings.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
Revenues:
  Software licenses.........................................   63.9%    63.5%    61.7%
  Services..................................................   26.3     24.8     25.9
  Maintenance...............................................    9.8     11.7     12.4
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of software licenses.................................    1.2      2.2      3.1
  Cost of services and maintenance..........................   21.8     21.0     22.1
  Sales and marketing.......................................   34.8     35.2     34.1
  Research and development..................................   25.9     25.5     23.2
  General and administrative................................   11.3     10.3      9.3
  In-process research and development and
     acquisition-related expenses...........................    4.2      2.1      1.1
                                                              -----    -----    -----
          Total costs and expenses..........................   99.2     96.3     92.9
                                                              -----    -----    -----
Operating income............................................    0.8      3.7      7.1
Other income, net...........................................    1.5      2.4      1.3
                                                              -----    -----    -----
Income before income taxes..................................    2.3      6.1      8.4
Provision for income taxes..................................    3.1      4.7      4.3
                                                              -----    -----    -----
Net income (loss)...........................................   (0.8)%    1.4%     4.1%
                                                              =====    =====    =====

  Revenues

     Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. For periods prior to December 31, 1997, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on our consolidated financial statements for the year ended December 31, 1998. In 1999, software license revenues were recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions." Service revenues primarily are derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Total revenues increased 54.7% to $571.1 million in 1999 from $369.2 million in 1998, and increased 66.5% in 1998 from $221.8 million in 1997. We derive substantially all of our revenues from licenses associated with our RHYTHM suite of software products, as well as related services and maintenance.

     Software Licenses. Revenues from software licenses increased 50.5% to $352.6 million in 1999 from $234.3 million in 1998, and increased 65.3% in 1998 from $141.8 million in 1997. Software license revenues constituted 61.7% of total revenues in 1999, 63.5% in 1998 and 63.9% in 1997. The increases in the dollar amount of software license revenues were due to increased customer awareness of the potential benefits derived from deploying our software solutions. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, our efforts to expand indirect sales may not be successful, or these relationships may not continue in the future.

     Services. Revenues from services increased 61.3% to $147.9 million in 1999 from $91.7 million in 1998, and increased 57.6% in 1998 from $58.2 million in 1997. Services revenues constituted 25.9% of total revenues in 1999, 24.8% in 1998, and 26.3% in 1997. The increases in the dollar amount of services revenues were due primarily to an increase in the number of RHYTHM licenses sold and a significant investment in our consulting organization as a result of the increased demand for our solutions. The increases also were due to an increase in the use of third-party consultants to provide implementation services to our customers, which has allowed us to more rapidly penetrate international markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training and consulting services.

     Maintenance. Revenues from maintenance increased 63.8% to $70.6 million in 1999 from $43.1 million in 1998, and increased 97.7% in 1998 from $21.8 million in 1997. Maintenance revenues constituted 12.4% of total revenues in 1999, 11.7% in 1998 and 9.8% in 1997. The increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. We expect that maintenance revenues both in dollar amount and as a percentage of total revenues will continue to increase from the levels achieved in 1999.

     Concentration of Revenues. In 1999, one customer accounted for more than 10% of total revenues. While on an annual basis no individual customer accounted for more than 10% of total revenues in 1998 or 1997, we generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1999, in the last three quarters of 1998 and in each quarter of 1997, one or more customers individually accounted for at least 10% of total software license revenues during that quarter. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, our inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

     International Revenues. We recognized $181.2 million of revenues from international sources in 1999, representing approximately 32% of total revenues, $73.2 million in 1998, representing approximately 20% of total revenues, and $66.7 million in 1997, representing approximately 30% of total revenues. Our revenues from international sources were generated primarily from customers located in Asia, Canada and Europe. Revenues generated from the European region in 1999, 1998 and 1997 were 16%, 11% and 15% of total revenues, respectively. The increase in revenues from international sources as a percentage of total revenues in 1999 was due primarily to increased levels of sales execution from our international sales force and management team. We believe that continued growth and profitability may require further expansion in international markets. To increase the level of international sales, we have utilized and may continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

  Costs and Expenses

     Cost of Software Licenses. Cost of software licenses consists primarily of:

     - commissions paid to third parties in connection with joint marketing and other related agreements;

     - royalty fees associated with third-party software included with sales of RHYTHM;

     - the cost of user documentation; and

     - the cost of reproduction and delivery of the software.

     Cost of software licenses was $18.0 million in 1999, representing 5.1% of software license revenues, $8.0 million in 1998, representing 3.4% of software license revenues, and $2.7 million in 1997, representing 1.9% of software license revenues. The increases in cost of software licenses were due primarily to an increase in commissions to third parties in connection with joint marketing and other related agreements and the amount of royalty fees associated with third-party software included with sales of RHYTHM. We expect the cost of software licenses to vary in the future depending upon the level of third-party services.

     Cost of Services and Maintenance. Cost of services and maintenance was $125.9 million in 1999, representing 57.6% of total services and maintenance revenues, $77.5 million in 1998, representing 57.4% of total services and maintenance revenues, and $48.4 million in 1997, representing 60.5% of total services and maintenance revenues. The dollar increases in cost of services and maintenance were due to an increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. In addition, consulting and support centers were established and expanded in Europe, Canada and Asia in recent years. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to maintain and strengthen our position in different geographic and vertical markets. Consequently, the cost of services and maintenance as a percentage of total services and maintenance revenues may increase in the future. To the extent that our revenues do not increase at anticipated rates, the hiring of additional personnel could seriously harm our profit margins.

     Sales and Marketing. Sales and marketing expenses were $194.8 million in 1999, representing 34.1% of total revenues, $130.0 million in 1998, representing 35.2% of total revenues, and $77.1 million in 1997, representing 34.8% of total revenues. The increases in the dollar amount of sales and marketing expenses were due to continued expansion of our direct sales force, increased sales commissions as a result of the higher revenue levels, continued investment in strengthening our international selling presence and increased marketing and promotional activities as a result of our expanded suite of intelligent eBusiness solutions. We expect these expenses will continue to increase in absolute dollars and may increase as a percentage of total revenues.

     Research and Development. Research and development expenses were $132.3 million in 1999, representing 23.2% of total revenues, $94.2 million in 1998, representing 25.5% of total revenues, and $57.4 million in 1997, representing 25.9% of total revenues. The increases in the dollar amount of research and development expenses were due to the hiring of additional research and development personnel and other related costs incurred to support our growing solution footprint. We expect that the dollar amount of research and development expenses will increase as we continue to invest in developing new products, applications and product enhancements for existing products and intelligent eBusiness solutions.

     In accordance with Statement of Financial Accounting Standards, or SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and we have not capitalized any software development costs.

     General and Administrative. General and administrative expenses were $53.2 million in 1999, representing 9.3% of total revenues, $38.2 million in 1998, representing 10.3% of total revenues, and $25.0 million in 1997, representing 11.3% of total revenues. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staffing and related costs associated with the growth of our business. The decrease in general and administrative expenses as a percentage of total revenues was due primarily to the increase in revenues and our ability to leverage our base of resources to support a larger organization. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

     In-Process Research and Development and Acquisition-Related Expenses. In the recent past, we have sought to expand the depth of our current product offerings through various technology or business acquisitions. Some of these acquisitions involve technology that is not yet determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon acquisition. Further, the final purchase price on certain transactions is ultimately dependent upon certain events such as payouts based on the attainment of specified revenue targets for the acquired products or technologies. Such future earnouts, if any, may be considered as additional costs to acquire the company. We acquired SMART in 1999, InterTrans Logistics Solutions Limited, or ITLS, in 1998 and Think Systems Corporation and Optimax Systems Corporation in 1997. These acquisitions were each accounted for as a pooling-of-interests. Accordingly, our consolidated financial statements include the financial position, results of operations and cash flows of these companies. Additionally, in 1999, 1998 and 1997, we completed other business acquisitions which were accounted for using the purchase method.

     We incurred $6.6 million in 1999, $7.6 million in 1998 and $9.3 million in 1997 in certain acquisition-related expenses, of which $3.3 million in 1999, $4.7 million in 1998 and $4.6 million in 1997 represented the write-off of in-process research and development. The remaining costs primarily consisted of investment banking, legal and accounting fees and expenses and amortization of intangibles. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

  Other Income, Net

     Other income, net was $7.6 million in 1999, representing 1.3% of total revenues, $8.8 million in 1998, representing 2.4% of total revenues, and $3.3 million in 1997, representing 1.5% of total revenues. Other income, net includes interest income, interest expense and bank fees, foreign currency gains and losses and miscellaneous income. Included in other income, net for 1998 was a gain of $1.8 million on the sale of SMART's hosting business.

  Provision for Income Taxes

     We recorded income tax expense of $24.6 million in 1999, $17.3 million in 1998 and $6.9 million in 1997. Our effective income tax rates were 51.1% in 1999, 76.8% in 1998 and 133.9% in 1997. The fluctuations in our effective income tax rates were primarily due to the non-deductibility of certain subsidiaries' losses and the in-process research and development and certain other acquisition-related expenses. Excluding the effects of certain subsidiaries' losses, the in-process research and development and certain other acquisition-related expenses, our effective tax rate was 38.1% in 1999, 38.5% in 1998 and 34.2% in 1997.

  Net Income Per Share

     Net income per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." This method requires calculation of both net income per share and net income per share, assuming dilution. Net income per share excludes the potentially dilutive effect of common stock equivalents such as stock options, while net income per share, assuming dilution includes such potentially dilutive effects. Future weighted-average shares outstanding calculations could be impacted by the following factors:

     - the ongoing issuance of common stock associated with stock option exercises;

     - the issuance of common shares associated with our employee stock purchase program;

     - any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the net income per share, assuming dilution computation;

     - the issuance of common stock to effect business combinations should we enter into such transactions;

     - the issuance of common stock or warrants to effect joint marketing, joint development, or other such arrangements should we enter into such transactions; and

     - assumed or actual conversions of debt into common stock with respect to the convertible notes issued in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows from operations and sales of debt and equity securities. Our liquidity and financial position consisted of $585.0 million of working capital at December 31, 1999, as compared to $182.8 million at December 31, 1998. The increases in working capital were primarily related to an increase in cash, cash equivalents and short-term investments to $579.4 million at December 31, 1999 from $156.0 million at December 31, 1998. The increase in cash, cash equivalents and short-term investments is primarily due to the net proceeds from our convertible note offering in December 1999 of $339.9 million. Cash flows from operations were $86.6 million in 1999, $13.9 million in 1998 and $3.9 million in 1997. Operating cash flows increased in 1999 as compared to 1998 and increased in 1998 as compared to 1997 primarily due to an increase in net income, deferred revenues, accrued liabilities and the tax benefit from stock option activity. The tax benefit from stock option activity is primarily the result of disqualifying dispositions of stock acquired under our stock plans.

     Accounts receivable, net of allowance for doubtful accounts, increased to $157.6 million at December 31, 1999 from $127.7 million at December 31, 1998 primarily due to strong fourth quarter revenues in 1999. Days' sales outstanding was 83 days and 99 days for the quarter ending December 31, 1999 and the year ending December 31, 1999, respectively. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons, including:

     - the amount and timing of revenues earned;

     - our collection experience;

     - negotiated payment terms;

     - the amount of receivables generated from international customers which generally have longer payment terms compared to customers in the U.S.; and

     - the number of large sales for which some amounts may not be due upon execution of the contract.

     We believe that the allowance for doubtful accounts at December 31, 1999 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of our accounts receivable are derived from sales of large licenses, often to new customers with whom we do not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables that are later determined to be uncollectible, particularly if one or more large receivables become uncollectible.

     Cash used in investing activities, primarily for capital expenditures and short-term investments, was $65.4 million for 1999 as compared to $102.7 million for 1998 and $18.0 million for 1997. Cash used in investing activities was higher in 1998 primarily due to the January 1998 investment of the net proceeds from our public offering at the end of 1997, at which time the proceeds were invested primarily in financial instruments classified as cash equivalents. At December 31, 1999, we did not have any material commitments for capital expenditures.

     Cash provided by financing activities was $371.7 million for 1999 as compared to $14.2 million for 1998 and $109.8 million for 1997. Cash provided by financing activities for 1999 includes the net proceeds of $339.9 million from our convertible note offering in December 1999. Cash provided by financing activities for 1997 includes the net proceeds of $89.4 million from our public offering of common stock at the end of 1997.

     On December 10, 1999, we issued an aggregate principal amount of $350 million of our 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The net proceeds of this offering, after giving effect to discounts, commissions, premiums and expenses, was approximately $339.9 million. The notes are convertible at the option of the holder into shares of common stock at a conversion price of approximately $75.99 per share at any time prior to maturity. The net proceeds from the offering are being used for working capital and other general corporate purposes.

     In August 1999, we entered into one-year revolving credit facilities agreement with an aggregate borrowing capacity of $30.0 million. The agreement is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. We are not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75% depending on certain cash ratios. The maximum borrowings available under the facility were reduced by the value of outstanding letters of credit issued by the lender on our behalf, $14.2 million of which were outstanding at December 31, 1999. At December 31, 1999, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

     We may in the future pursue additional acquisitions of businesses, products and technologies (in addition to the pending Aspect and SupplyBase transactions), or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

     We believe that existing cash and cash equivalent balances, short-term investment balances, available borrowings under revolving credit agreements and potential cash flows from operations will satisfy our working capital and capital expenditure requirements for the next 12 months. However, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.

YEAR 2000 ISSUES

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many computer systems and software programs. This inability to distinguish whether "00" means 1900 or 2000, may have resulted in failures or the creation of erroneous results. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective and prevented such problems.

     We believe that current versions of our software products, including software licensed from third parties, are Year 2000 compliant. However, some customers may be running earlier versions of the software products developed by companies that we have acquired that may not be Year 2000 compliant, and we have encouraged those customers to migrate to current product versions. Moreover, our products are often integrated into enterprise systems involving complicated software products developed by other vendors. Year 2000 problems inherent in a customer's transactional software programs might significantly limit that customer's ability to realize the intended benefits of our products.

     We are not currently aware of any material operational issues or costs associated with preparing and maintaining our computer and technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects, which could seriously harm our business. These include, without limitation, delay or loss of revenues, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability from our customers. In addition, some experts have predicted significant litigation against software vendors regarding Year 2000 compliance issues. Due to the unprecedented nature of any existing or future litigation, it is uncertain whether or to what extent we may be impacted. We have not been a party to any litigation or arbitration proceeding to date involving products or services related to Year 2000 issues. However, in the future, we may need to defend our products or services in those proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability for Year 2000-related damages, could harm our business, operating results and financial condition.

     We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for or delay purchases of our products and services. As a result, our business could be seriously harmed. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failure interruptions.

     To date, we have incurred approximately $433,000 of expenses in compliance and remediation work which was funded from operating cash flows. We may incur additional costs related to the Year 2000 plan for administrative personnel to finish managing the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. Computer experts have warned that there may still be residual consequences of the change in centuries. Any such difficulties could result in a decrease in sales of our products, an increase in the allocation of resources to address our customers' problems with the Year 2000 without additional revenue commensurate with such resource dedication, or an increase in litigation costs relating to losses suffered by our customers due to Year 2000 problems.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, issued SFAS No.
133. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Foreign Exchange. Our revenues originating outside the U.S. in 1999, 1998 and 1997 were 32%, 20% and 30% of total revenues, respectively. Revenues generated from the European region in 1999, 1998 and 1997 were 16%, 11% and 15% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. Any gains or losses from hedging activities have not been material to date. Our subsidiaries incur most of their expenses in the local currency.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Interest Rates. We invest our cash in a variety of financial instruments, including bank time deposits, money market funds and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

     Interest income on our investments is presented in "Other income, net." We account for our investment instruments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS No. 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. While certain of our investment securities had maturities in excess of one year, we intend to liquidate such securities within one year. The weighted-average interest rate on investment securities at December 31, 1999 was 5.3%. The book value of securities held at December 31, 1999 approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this report because we will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1 -- Election of Directors, "Executive Compensation -- Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., are filed as part of this Form 10-K on the pages indicated:

                                                                           PAGE
                                                                           ---
             Report of Independent Public Accountants....................  F-1
             Consolidated Balance Sheets at December 31, 1998 and 1999...  F-2
             Consolidated Statements of Operations for the years ended
             December 31, 1997, 1998 and 1999............................  F-3
             Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1997, 1998 and 1999................  F-4
             Consolidated Statements of Cash Flows for the years ended
             December 31, 1997, 1998 and 1999............................  F-5
             Notes to Consolidated Financial Statements..................  F-6

        2.   Consolidated Financial Statement Schedules.
             Schedule II -- Valuation and Qualifying Accounts............  S-1

             Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        3. Exhibits. The exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Agreement and Plan of Reorganization, dated May 12, 1999, by and among i2, Intelligent Acquisition Corp. and Sales
                            Marketing Administration Tracking Technologies, Inc.
                            (filed as Exhibit 2.1 to i2's Registration Statement on
                            Form S-4 (Reg. No. 333-79681)(the "Form S-4").
          2.2*           -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Hoya Merger Corp. and Aspect
                            Development, Inc. (filed as Exhibit 1 to the Schedule 13D
                            filed by i2 on March 22, 2000 with respect to Aspect
                            Development, Inc. and incorporated herein by reference).
          2.3            -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Starfish Merger Corporation and
                            SupplyBase, Inc. (The schedules and exhibits which are
                            referenced in the table of contents and elsewhere in such
                            Agreement are hereby incorporated by reference. Such
                            schedules and exhibits which are not included as exhibits
                            to this Form 10-K will be furnished supplementally to the
                            Commission upon request.)
          3.1*           -- Restated Certificate of Incorporation (filed as Exhibit
                            3.1 to i2's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2*           -- Amended and Restated Bylaws (filed as Exhibit 3.1 to i2's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1998)
          4.1*           -- Specimen Common Stock certificate (filed as Exhibit 4.1 to i2's Registration Statement on Form S-1 (Reg No.
                            333-1752) (the "Form S-1"))
          4.2*           -- Indenture, dated as of December 10, 1999 between i2 and
                            Chase Bank of Texas, National Association, as trustee,
                            including the form of note set forth in Section 2.2
                            thereof (filed as Exhibit 4.2 to i2's Registration
                            Statement on Form S-3 (Reg. No. 333-31342) (the "Form
                            S-3"))
          4.3*           -- Registration Rights Agreement, dated as of December 10,
                            1999 between i2 and Goldman, Sachs & Co., Morgan Stanley
                            Dean Witter and Credit Suisse First Boston (filed as
                            Exhibit 4.3 to the Form S-3)
         10.1*           -- Form of Registration Rights Agreement, dated April 1,
                            1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family
                            Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1)
         10.2*           -- 1995 Stock Option/Stock Issuance Plan (filed as Exhibit
                            99.7 to i2's Registration Statement on Form S-8 (Reg. No.
                            333-85791) (the "1999 S-8"))
         10.3*           -- Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the
                            Form S-1)
         10.4*           -- Form of Employee Proprietary Information Agreement
                            between i2 and each of its employees (filed as Exhibit
                            10.9 to the Form S-1)
         10.5*           -- Lease Agreement, dated July 14, 1995, between i2 and TRST
                            Irving, Inc. (filed as Exhibit 10.10 to the Form S-1)
         10.6*           -- Lease Agreement, dated June 29, 1990, as amended, between the i2 and Park West E-2 Associates (filed as Exhibit
                            10.11 to the Form S-1)
         10.7*           -- Second Amendment of Lease Agreement between i2 and TRST
                            Irving, Inc. dated as of February 23, 1996 (filed as
                            Exhibit 10.1 to i2's Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 1996)
         10.8*           -- Third Amendment to Lease Agreement between i2 and TRST
                            Irving, Inc. dated as of July 25, 1996 (filed as Exhibit
                            10.1 to i2's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1996 (the "September 1996
                            10-Q"))
         10.9*           -- Fifth Amendment to Lease Agreement between i2 and
                            Principal Mutual Life Insurance Company dated as of
                            August 29, 1996 (filed as Exhibit 10.2 to the September
                            1996 10-Q)
         10.10*          -- Fourth Amendment to Lease Agreement between i2 and TRST
                            Irving, Inc. dated as of December 19, 1996 (filed as
                            Exhibit 10.17 to i2's Annual Report on Form 10-K for the
                            year ended December 31, 1996)
         10.11*          -- Employee Stock Purchase Plan (filed as Exhibit 99.1 to
                            the 1999 Form S-8)
         10.12*          -- International Employee Stock Purchase Plan (filed as
                            Exhibit 99.4 to the 1999 Form S-8)
         10.13*          -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to i2's Registration STATEMENT on
                            Form S-8 (Reg. No. 333-28147) (the "Think/ Optimax S-8"))
         10.14*          -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8)
         10.15*          -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.16*          -- InterTrans Logistics Solutions Limited 1997 Stock
                            Incentive Plan (filed as Exhibit 99.7 to i2's
                            Registration Statement on Form S-8 (Reg. No. 333-53667))
         10.17*          -- SMART Technologies, Inc., 1996 Stock Option/Stock
                            Issuance Plan (filed as Exhibit 99.13 to 1999 Form S-8)
         10.18*          -- Lease with One Colinas Crossing dated March 24, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.6 to i2's Current Report on Form 8-K dated November
                            30, 1999 (the "November 1999 8-K"))
         10.19*          -- Lease with Two Colinas Crossing dated August 3, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.7 to the November 1999 8-K)
         16.1*           -- Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2's Current Report on Form 8-K filed
                            on April 21, 1999)
         21.1            -- List of subsidiaries
         23.1            -- Consent of Arthur Andersen LLP
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Form 10-K may be filed, is included on this signature
                            page contained in Part IV of this Form 10-K
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1999

---------------

* Incorporated herein by reference to the indicated filing

     (b) Reports on Form 8-K.

     We filed two reports on Form 8-K (Item 5) on November 30, 1999, (i) one containing a press release announcing our intention to raise capital through a private offering of convertible subordinated notes and (ii) the other providing selected financial data, management's discussion and analysis of financial condition and results of operations and consolidated financial statements for the July 1999 acquisition of SMART.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            I2 TECHNOLOGIES, INC.

Dated: March 21, 2000
                                            By:   /s/ WILLIAM M. BEECHER
                                              ----------------------------------
                                                      William M. Beecher
                                                 Executive Vice President and
                                                   Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Sanjiv S. Sidhu and William M. Beecher, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ SANJIV S. SIDHU                   Chairman of the Board            March 21, 2000
-----------------------------------------------------    and Chief Executive Officer
                   Sanjiv S. Sidhu                       (Principal executive officer)

               /s/ WILLIAM M. BEECHER                  Executive Vice President         March 21, 2000
-----------------------------------------------------    and Chief Financial Officer
                 William M. Beecher                      (Principal financial officer)

                /s/ NANCY F. BRIGHAM                   Controller (Principal            March 21, 2000
-----------------------------------------------------    accounting officer)
                  Nancy F. Brigham

                 /s/ HARVEY B. CASH                    Director                         March 21, 2000
-----------------------------------------------------
                   Harvey B. Cash

               /s/ THOMAS J. MEREDITH                  Director                         March 21, 2000
-----------------------------------------------------
                 Thomas J. Meredith

               /s/ SANDEEP R. TUNGARE                  Director                         March 21, 2000
-----------------------------------------------------
                 Sandeep R. Tungare

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
i2 Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i2 Technologies, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                 /s/ ARTHUR ANDERSEN LLP

Dallas, Texas
  January 14, 2000 (except with respect to the matters discussed in the second paragraph of Note 8 and
  Note 13, as to which the dates are February 17, 2000 and March 12, 2000, respectively)

                     I2 TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 62,611   $454,585
  Short-term investments....................................    93,387    124,806
  Accounts receivable, net of allowance for doubtful
     accounts of $8,551 and $17,474, respectively...........   127,677    157,586
  Prepaids and other current assets.........................     9,407     10,607
  Deferred income taxes.....................................     5,070     15,868
                                                              --------   --------
          Total current assets..............................   298,152    763,452
Furniture and equipment, net................................    31,628     50,483
Deferred income taxes and other assets......................    15,028     47,614
                                                              --------   --------
          Total assets......................................  $344,808   $861,549
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 11,675   $ 20,039
  Accrued liabilities.......................................    23,301     40,803
  Accrued compensation and related expenses.................    21,924     40,443
  Short-term debt...........................................     2,032         --
  Notes payable to stockholders.............................     3,000         --
  Deferred revenue..........................................    51,229     72,617
  Income taxes payable......................................     2,213      4,511
                                                              --------   --------
          Total current liabilities.........................   115,374    178,413
Deferred income taxes.......................................       448        968
Long-term debt..............................................        --    350,000
                                                              --------   --------
          Total liabilities.................................   115,822    529,381
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000 shares
     authorized, none issued................................        --         --
  Common stock, $0.00025 par value, 500,000 shares
     authorized, 146,500 and 155,412 shares issued and
     outstanding, respectively..............................        36         39
  Additional paid-in capital................................   214,922    297,879
  Accumulated other comprehensive loss......................      (833)    (4,126)
  Retained earnings.........................................    14,861     38,376
                                                              --------   --------
          Total stockholders' equity........................   228,986    332,168
                                                              --------   --------
          Total liabilities and stockholders' equity........  $344,808   $861,549
                                                              ========   ========

                            See accompanying notes.

                     i2 TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues:
  Software licenses.........................................  $141,766   $234,316   $352,597
  Services..................................................    58,218     91,726    147,893
  Maintenance...............................................    21,792     43,115     70,620
                                                              --------   --------   --------
          Total revenues....................................   221,776    369,157    571,110
Costs and expenses:
  Cost of software licenses.................................     2,746      7,967     17,981
  Cost of services and maintenance..........................    48,422     77,459    125,934
  Sales and marketing.......................................    77,071    129,978    194,752
  Research and development..................................    57,392     94,199    132,278
  General and administrative................................    24,984     38,191     53,188
  In-process research and development and
     acquisition-related expenses...........................     9,306      7,618      6,552
                                                              --------   --------   --------
          Total costs and expenses..........................   219,921    355,412    530,685
                                                              --------   --------   --------
Operating income............................................     1,855     13,745     40,425
Other income, net...........................................     3,309      8,753      7,642
                                                              --------   --------   --------
Income before income taxes..................................     5,164     22,498     48,067
Provision for income taxes..................................     6,916     17,279     24,552
                                                              --------   --------   --------
Net income (loss)...........................................  $ (1,752)  $  5,219   $ 23,515
                                                              ========   ========   ========
Net income (loss) per share.................................  $  (0.01)  $   0.04   $   0.16
                                                              ========   ========   ========
Net income (loss) per share, assuming dilution..............  $  (0.01)  $   0.03   $   0.14
                                                              ========   ========   ========
Weighted average common shares outstanding..................   128,884    143,588    150,419
Weighted average common shares outstanding, assuming
  dilution..................................................   128,884    157,060    167,839
Comprehensive income (loss):
  Net income................................................  $ (1,752)  $  5,219   $ 23,515
  Foreign currency translation adjustments, net of income
     tax....................................................      (277)      (454)    (3,293)
                                                              --------   --------   --------
Total comprehensive income (loss)...........................  $ (2,029)  $  4,765   $ 20,222
                                                              ========   ========   ========

                            See accompanying notes.

                     i2 TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       COMMON STOCK     ADDITIONAL       OTHER                      TOTAL
                                     ----------------    PAID-IN     COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                     SHARES    AMOUNT    CAPITAL         LOSS        EARNINGS      EQUITY
                                     -------   ------   ----------   -------------   --------   -------------
Balance at December 31, 1996.......  123,876    $30      $ 63,914       $  (102)     $11,394      $ 75,236
  Exercise of options and issuance
     under stock purchase plan.....    6,050      2         4,416            --           --         4,418
  Common stock issued, net of
     offering costs................    8,004      2        89,427            --           --        89,429
  Tax benefit of stock options.....       --     --        10,106            --           --        10,106
  Amortization of deferred
     compensation..................       --     --           740            --           --           740
  Issuance of SMART preferred stock
     which was exchanged for i2
     common stock in merger........    1,240     --        15,064            --           --        15,064
  Foreign currency translation.....       --     --            --          (277)          --          (277)
  Net loss.........................       --     --            --            --       (1,752)       (1,752)
                                     -------    ---      --------       -------      -------      --------
Balance at December 31, 1997.......  139,170     34       183,667          (379)       9,642       192,964
  Exercise of options and issuance
     under stock purchase plan.....    7,176      2        11,278            --           --        11,280
  Shares issued in acquisition.....      154     --         2,708            --           --         2,708
  Tax benefit of stock options.....       --     --        16,669            --           --        16,669
  Amortization of deferred
     compensation..................       --     --           600            --           --           600
  Foreign currency translation.....       --     --            --          (454)          --          (454)
  Net income.......................       --     --            --            --        5,219         5,219
                                     -------    ---      --------       -------      -------      --------
Balance at December 31, 1998.......  146,500     36       214,922          (833)      14,861       228,986
  Exercise of options and issuance
     under stock purchase plan.....    8,630      3        36,388            --           --        36,391
  Shares issued in acquisition.....      282     --         4,800            --           --         4,800
  Tax benefit of stock options.....       --     --        41,329            --           --        41,329
  Amortization of deferred
     compensation..................       --     --           440            --           --           440
  Foreign currency translation.....       --     --            --        (3,293)          --        (3,293)
  Net income.......................       --     --            --            --       23,515        23,515
                                     -------    ---      --------       -------      -------      --------
Balance at December 31, 1999.......  155,412    $39      $297,879       $(4,126)     $38,376      $332,168
                                     =======    ===      ========       =======      =======      ========

                            See accompanying notes.

                     i2 TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998        1999
                                                              --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (1,752)  $   5,219   $ 23,515
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write-off of in-process research and development.......     4,564       4,674      3,267
     Depreciation and amortization..........................     6,016      12,211     16,427
     Provision for losses on receivables....................     3,903       4,640      8,923
     Amortization of deferred compensation..................       740         600        440
     Deferred income taxes..................................    (4,169)    (10,709)   (26,651)
     Tax benefit from stock option exercises................    10,106      16,669     41,329
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................   (43,818)    (55,701)   (38,832)
       Prepaids and other assets............................    (2,871)     (4,466)   (10,196)
       Accounts payable.....................................     2,790       3,843      8,182
       Accrued liabilities..................................     6,249       9,404     18,913
       Accrued compensation and related expenses............    11,452       5,808     17,362
       Deferred revenue.....................................    11,728      19,485     21,388
       Income taxes payable.................................      (996)      2,213      2,493
                                                              --------   ---------   --------
          Net cash provided by operating activities.........     3,942      13,890     86,560
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable -- stockholders..........................     1,000          --         --
  Business acquisitions, net of acquired cash...............    (4,826)     (4,148)      (500)
  Purchases of furniture and equipment......................   (17,694)    (19,712)   (33,496)
  Net (purchases) sales of short-term investments...........     3,493     (78,849)   (31,419)
                                                              --------   ---------   --------
          Net cash used in investing activities.............   (18,027)   (102,709)   (65,415)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit....................     1,542         943         --
  Payments on revolving line of credit......................      (885)     (1,600)    (2,032)
  Proceeds from issuance of debt............................       800       2,032        500
  Payments on debt..........................................      (458)     (1,457)    (3,500)
  Advances from stockholders, net...........................       (65)      3,000      4,000
  Payments on advances from stockholders....................        --          --     (4,000)
  Issuance of SMART preferred stock which was exchanged for
     i2 common stock in merger..............................    15,064          --         --
  Net proceeds from issuance of common stock................    89,429          --         --
  Net proceeds from issuance of convertible debt............        --          --    339,875
  Net proceeds from sale of common stock to employees and
     exercise of stock options..............................     4,418      11,279     36,831
                                                              --------   ---------   --------
          Net cash provided by financing activities.........   109,845      14,197    371,674
                                                              --------   ---------   --------
  Effect of exchange rates on cash..........................       (72)       (118)      (845)
Net increase (decrease) in cash and cash equivalents........    95,688     (74,740)   391,974
Cash and cash equivalents at beginning of period............    41,663     137,351     62,611
                                                              --------   ---------   --------
Cash and cash equivalents at end of period..................  $137,351   $  62,611   $454,585
                                                              ========   =========   ========

                            See accompanying notes.

                             i2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     i2 is a leading global provider of intelligent eBusiness solutions that help enterprises optimize business processes both internally and among trading partners. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our solutions consider the real conditions of companies to optimize key business processes -- from product design to customer relationships. We have recently launched TradeMatrix, a robust platform of business-to-business solutions, services and marketplaces, which will allow customers, partners, suppliers and service providers to do business together in real time. TradeMatrix offers a full breadth of services that include planning, procurement, commerce, fulfillment, customer care, retail, strategic sourcing and product development. Our RHYTHM product suite principally includes solutions for supply chain management, customer management, product lifecycle management, inter-process planning and strategic planning, which provide the basis for these value-added services offered to marketplace participants. We recently have signed agreements to develop and host public and private Internet-based electronic marketplaces with our customers and partners in the automotive, aerospace, high-tech, softgoods and consumer packaged goods industries. Our RHYTHM software applications, along with new software solutions and services designed specifically for the TradeMatrix environment, are used to power these electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

     In 1997, we acquired Think Systems Corporation (Think) and Optimax Systems Corporation (Optimax). In 1998, we acquired InterTrans Logistics Solutions Limited (ITLS). In 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc. (SMART). Each of these business combinations was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements give retroactive effect to the combinations for all periods presented (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the results of i2 and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents and short-term investments. Cash equivalents include liquid investments with maturity periods of three months or less at the date of purchase. Short-term investments include those investments with maturities in excess of three months. All of our cash equivalents and short-term investments are classified as available-for-sale. The difference between cost and fair value of these investments was immaterial at December 31, 1998 and 1999. Therefore, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a component of stockholders' equity. Realized gains and losses to date have not been material. The cost of debt securities sold is based on the specific identification method.

     Our debt securities include the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
U.S. Government.........................................  $  1,449   $342,923
State and Local Municipalities..........................    21,440      1,300
Corporations............................................   104,884    162,047
                                                          --------   --------
                                                          $127,773   $506,270
                                                          ========   ========

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     While certain of our securities had maturities in excess of one year, we intend to liquidate such securities within one year. At December 31, 1998 and 1999, $34.4 million and $37.0 million of corporate debt securities were included in cash and cash equivalents, respectively. Interest income earned in 1997, 1998 and 1999 was $3.2 million, $7.6 million, and $8.7 million, respectively.

     Financial Instruments. Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash, cash equivalents and short-term investments are held with financial institutions with high credit standings. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivables is not significant. However, we periodically perform credit evaluations of our customers and maintain reserves for potential losses. We have used and expect to continue to use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used. Our foreign exchange contracts outstanding at December 31, 1997, 1998 and 1999 were not material. Gains and losses on foreign exchange contracts have also not been material to date.

     Depreciation and Amortization. Furniture and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the expected term of the lease or estimate useful life, whichever is shorter. Acquired technology and other intangible assets related to business acquisitions are amortized on a straight-line basis over periods of two to five years. We review our intangible assets for impairment on a quarterly basis to determine whether an adjustment to the carrying value is needed. Amortization of goodwill, acquired technology and other intangible assets was not material for the years ended December 31, 1997, 1998 and 1999.

     Capitalized Research and Development Costs. In accordance with Statement of Financial Accounting Standards, or SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization under SFAS 86 have been insignificant and, therefore, we have not capitalized any such costs.

     Revenue Recognition. Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position, or SOP 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. As of January 1, 1998, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized under service agreements in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue in the accompanying consolidated balance sheets.

     We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately six to twelve months following initial shipment to the customer. As of December 31, 1999, we had not incurred any significant expenses related to warranty claims.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net Income Per Share. We compute net income per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Net income per share is based upon the weighted-average number of common shares outstanding and excludes the effect of potentially dilutive common stock issuable upon exercise of stock options or convertible debt. Net income per share, assuming dilution, includes the effect of potentially dilutive common stock issuable upon exercise of stock options using the treasury stock method and shares issuable under the conversion feature of our convertible notes. Share and per share amounts for all periods presented have also been adjusted to reflect a stock split during 1998 and 2000 (see Note 8). The computations give retroactive effect to the exchange of common shares in connection with the Think, Optimax, ITLS and SMART acquisitions (see
Note 3). Reconciliations of the net income (loss) per share computations for the years ended December 31, 1997, 1998 and 1999 are included in Note 8.

     Stock-Based Compensation Plans. We elected to continue to account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As discussed in Note 8, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS No. 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans.

     Foreign Currency Translation. The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at rates in effect at the balance sheet date and statement of operations amounts are translated at average rates for the period. The resulting translation adjustments are disclosed as a separate component of stockholders' equity and comprehensive income. Transaction gains and losses are recorded in "other income, net" in the consolidated statement of operations.

     Reclassifications. Certain prior year financial statement items have been reclassified to conform to the current year's format.

     Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report an additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in stockholders' equity.

3. BUSINESS COMBINATIONS.

     The following table represents the acquisitions from 1997 through 1999 that were accounted for as a pooling-of-interests:

                                                                    i2 SHARES
COMPANY                                                  DATE         ISSUED
-------                                               ----------   ------------
Think...............................................    May 1997   15.4 million
Optimax.............................................    May 1997    5.4 million
ITLS................................................  April 1998    6.6 million
SMART...............................................   July 1999    4.2 million

     The consolidated financial statements give retroactive effect to these combinations for all periods presented.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The separate revenues and net income (loss) of i2 (including Think, Optimax and ITLS) and SMART (prior to acquisition date) and the combined amounts presented in the consolidated financial statements follow (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997       1998       1999
                                               --------   --------   --------
Total revenues:
  i2.........................................  $213,692   $361,916   $569,246
  SMART......................................     8,084      7,241      1,864
                                               --------   --------   --------
                                               $221,776   $369,157   $571,110
                                               ========   ========   ========
Net income (loss):
  i2.........................................  $  3,998   $ 19,983   $ 33,536
  SMART......................................    (5,750)   (14,764)   (10,021)
                                               --------   --------   --------
                                               $ (1,752)  $  5,219   $ 23,515
                                               ========   ========   ========

     We also acquired certain other businesses in 1997, 1998, and 1999 for an aggregate purchase price of $5.0 million, $9.2 million, and $5.3 million respectively, which included cash, stock, assumed liabilities and acquisition costs. The total purchase price payable to the shareholders of certain of the acquired companies may increase in the future depending upon the achievement of specified revenue targets associated with the acquired technologies through the year 2000. These acquisitions were accounted for using the purchase accounting method. Accordingly, we allocated the purchase prices based on the fair value of assets acquired and liabilities assumed. A portion of the purchase price of these transactions was identified, using proven valuation procedures and techniques, as intangible assets. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of each acquisition, the products under development had not reached technological feasibility and had no alternative future use. Accordingly, $4.7 million and $3.3 million in 1998 and 1999 respectively, were expensed as in-process research and development at each acquisition date. The value assigned to in-process R&D is comprised of various research and development projects. These projects include the introduction of new technologies as well as revisions of enhancements to certain acquired technologies. There is risk associated with the completion of the projects, and there is no assurance that each will attain either technological feasibility or commercial success.

     During 1999, we incurred a total of approximately $6.6 million in acquisition related expenses in connection with the SMART acquisition, as well as other purchase acquisitions. These costs included investment banking, legal and accounting fees and expenses, amortization of acquisition-related intangible assets and the write-off of in-process R&D.

     During 1998, we incurred a total of approximately $7.6 million in acquisition related expenses in connection with the ITLS acquisition, as well as other purchase acquisitions. These costs included investment banking, legal and accounting fees and expenses, amortization of acquisition-related intangible assets and the write-off of in-process R&D.

     During 1997, we incurred approximately $9.3 million in acquisition-related expenses in connection with the Think and Optimax acquisitions, as well as other purchase acquisitions, of which $4.6 million represents the write-off of in-process R&D. The remaining costs included investment banking, legal and accounting fees and expenses and amortization of acquisition-related intangible assets.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Computer equipment......................................  $ 42,583   $ 52,701
Furniture and fixtures..................................     9,950     19,388
Leasehold improvements..................................     2,008     16,406
                                                          --------   --------
                                                            54,541     88,495
Less: Accumulated depreciation..........................   (22,913)   (38,012)
                                                          --------   --------
                                                          $ 31,628   $ 50,483
                                                          ========   ========

5. LINES OF CREDIT

     At December 31, 1998, we had a $15.0 million revolving credit agreement that expired in October 1999, was unsecured and contained customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement was not subject to a borrowing base limitation and the borrowings thereunder bore interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility were reduced by the value of outstanding letters of credit issued by the lender on our behalf, $6.7 million of which were outstanding at December 31, 1998. At December 31, 1998, there were no borrowings outstanding under this agreement and we were in compliance with all covenants. In August 1999, we entered into one-year revolving credit facilities with an aggregate borrowing capacity of $30.0 million with substantially the same terms as the prior credit facility. The maximum borrowings available under the facility were reduced by the value of outstanding letters of credit issued by the lender on our behalf, $14.2 million of which were outstanding at December 31, 1999. At December 31, 1999, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

     At December 31, 1998, SMART had an $8.0 million line of credit with a financial institution bearing interest at the financial institution's prime rate (8.5% at December 31, 1998). Interest was due monthly and the line matured in October 2001. The advances on the line were collateralized by all of the assets of SMART. As of December 31, 1998, the outstanding balance was $2.0 million, which we have repaid concurrent with the acquisition of SMART in July 1999.

6. BORROWINGS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
SMART line of credit with a financial institution, bearing
  interest at prime (8.5% at December 31,1998)..............  $ 2,032   $     --
SMART note payable to a stockholder, bearing interest at
  7%........................................................    3,000         --
5 1/4% Convertible subordinated notes, interest payable on
  June 15 and December 15; due December 15, 2006............       --    350,000
                                                              -------   --------
                                                                5,032    350,000
Less: current maturities of long-term debt..................   (5,032)        --
                                                              -------   --------
Long-term debt, less current maturities.....................  $    --   $350,000
                                                              =======   ========

     All SMART debt outstanding as of December 31, 1998 was paid concurrent with the acquisition of SMART in July 1999.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On December 10, 1999, we issued an aggregate principal amount of $350 million of our 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The net proceeds of this offering, after giving effect to discounts, commissions, premiums and expenses, was approximately $339.9 million. These securities were issued and sold to Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation, as the initial purchasers, in reliance on the exemption from registration under the Securities Act of 1933, as amended provided by Section 144A thereof. In connection with this transaction, each of the initial purchasers represented that it was a "qualified institutional buyer" within the meaning of the Securities and Exchange Act of 1934. The notes are convertible at the option of the holder into shares of common stock at a conversion price of approximately $75.99 per share at any time prior to maturity. The net proceeds from the offering will be used for working capital and other general corporate purposes.

7. COMMITMENTS

     We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2023. We have renewal options for most of our operating leases. Total rent expense incurred during 1997, 1998 and 1999 was approximately $5.3 million, $9.3 million and $17.2 million, respectively.

     Future minimum lease payments under all noncancellable operating leases as of December 31, 1999 are as follows (in thousands):

2000........................................................  $ 26,235
2001........................................................    24,408
2002........................................................    20,116
2003........................................................    13,910
2004 and thereafter.........................................    71,102
                                                              --------
          Total minimum lease payments......................  $155,771
                                                              ========

8. STOCKHOLDERS' EQUITY

     Stock Splits. On April 22, 1998, our Board of Directors (our "Board") approved a two-for-one stock split of our common stock. Subsequently, our stockholders at our 1998 annual meeting of stockholders approved the increase in authorized shares of common stock. The stock split was paid as a 100% dividend on June 2, 1998.

     On January 14, 2000, our Board approved a two-for-one stock split. The stock split was paid as a 100% dividend on February 17, 2000. All share and per share amounts included herein have been adjusted to reflect the stock splits as though they had occurred at the beginning of the initial periods presented.

     Public Offerings. In December 1997, we completed a secondary offering of 12,000,000 shares of our common stock. We sold a total of 8,000,000 of those shares of common stock, resulting in net proceeds to us of $89.4 million after deducting offering expenses and the underwriting discount of $3.6 million.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net Income (Loss) Per Share. Reconciliations of the net income (loss) per share and net income (loss) per share, assuming dilution, computations for the years ended December 31, 1997, 1998 and 1999 are as follows (amounts in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
Weighted average common shares outstanding...........   128,884    143,588    150,419
Common shares issuable upon exercise of stock
  options, net of shares assumed to be repurchased...        --     13,472     17,139
Common shares issuable upon conversion of debt.......        --         --        281
                                                       --------   --------   --------
Weighted average common shares outstanding, assuming
  dilution...........................................   128,884    157,060    167,839
                                                       ========   ========   ========
Net income (loss)....................................  $ (1,752)  $  5,219   $ 23,515
                                                       ========   ========   ========
Net income (loss) per share..........................  $   (.01)  $    .04   $    .16
                                                       ========   ========   ========
Net income (loss) per share, assuming dilution.......  $   (.01)  $    .03   $    .14
                                                       ========   ========   ========

     Potentially dilutive securities are excluded from the net income (loss) per share, assuming dilution computation when the exercise price of the securities exceeds the average fair value of our common stock for a particular period. For the years ended 1997, 1998 and 1999, approximately 17,264,000, 198,000, and
3,518,000 stock options, respectively, were excluded from the net income (loss) per share, assuming dilution computation as the impact was antidilutive.

     We incurred a net loss for the year ended December 31, 1997. As a result, the common shares issuable upon exercise of stock options would have been anti-dilutive to the net loss per share and were excluded from the dilutive computation.

     Employee Stock Purchase Plan. In March 1996, the Board adopted and the stockholders approved an Employee Stock Purchase Plan. In November 1996, the Board adopted an International Employee Stock Purchase Plan for employees of our wholly owned subsidiaries. The Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (collectively, the "Purchase Plans") are designed to allow our eligible employees to purchase shares of common stock through periodic payroll deductions. We have reserved 5,000,000 shares of common stock for issuance under the Purchase Plans.

     Payroll deductions may not exceed the lesser of 15% of a participant's base salary or $25,000 per year, and employees may purchase a maximum of 4,000 shares per purchase period under the Purchase Plans. The purchase price per share will be 85% of the lesser of the fair market value of our common stock on the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment.

     1995 Stock Option/Stock Issuance Plan. In September 1995, the stockholders and the Board approved the 1995 Stock Option/Stock Issuance Plan, which replaced our original 1992 Stock Plan. All options outstanding under the 1992 Stock Plan were incorporated into the 1995 Plan. Under the 1995 Plan, the amount of shares of common stock originally reserved for issuance was 40,000,000 shares which was subsequently increased to 48,000,000 shares in 1996. The amount of shares of common stock reserved for issuance was increased to 62,000,000 shares in 1997 and 86,000,000 shares in 1999. In January 2000, the Board approved a 40,000,000 share increase which will bring the total reserved for issuance to 126,000,000 shares, subject to the approval of our stockholders. The 1995 Plan is divided into the following three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonqualified stock options, respectively. Options granted under the Discretionary Option Grant Program generally vest in four equal annual increments and expire after ten years. Some options granted under the Discretionary Option Grant Program are immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

     Under the Stock Issuance Program, the Board or a committee of the Board, or the Plan Administrator, may grant shares of our common stock to any person at any time, at such prices and on such terms as established by the Plan Administrator. The purchase price per share cannot be less than 85% of the fair market value of our common stock on the issuance date.

     Under the Automatic Option Grant Program, each person who is first elected or appointed as a non-employee Board member shall automatically be granted a nonqualified option to purchase 4,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee Board member shall automatically be granted an additional option to purchase 4,000 shares of our common stock, subject to certain conditions.

     Think Stock Option Plans. Think's Board of Directors adopted and its shareholders approved stock option plans for employees, directors and consultants of Think, or the Think Plans. Under the Think Plans, the Think Board of Directors granted incentive and nonqualified stock options to employees, directors and consultants at prices not less than the estimated fair market value of Think's common stock at the date of grant. The options generally vest over a five-year period commencing on or before the date of grant. The maximum amount of shares that may be granted under the Plans shall not exceed 3,800,000. Each option shall expire not more than 10 years from the date of the grant. In connection with the acquisition of Think, we assumed all of the options outstanding under the Think Plans, which are now exercisable into i2 common stock.

     Optimax Stock Option Plan. Optimax's Board of Directors adopted and its shareholders approved the Optimax Systems Corporation Stock Option Plan, or the Optimax Plan. Under the Optimax Plan, the Optimax Board of Directors granted nonqualified stock options to employees of Optimax at prices equal to the estimated fair market value of Optimax's common stock on the date of grant. The options generally vest over a five-year period commencing on or before the date of grant. The maximum amount of shares that may be granted under the Plan shall not exceed 1,250,000. Each option shall expire not more than 10 years from the date of the grant. In connection with the acquisition of Optimax, we assumed all such options, which are now exercisable into i2 common stock.

     ITLS Stock Option Plan. ITLS' Board of Directors adopted and its shareholders approved the ITLS 1997 Stock Option Plan, or the ITLS Plan. Under the ITLS Plan, the ITLS Board of Directors granted incentive and nonqualified stock options to employees of ITLS at prices equal to the estimated fair market value of ITLS' common stock on the date of grant. The options generally vest over a four-year period commencing on date of grant. The maximum amount of shares that may be granted under the Plan shall not exceed 100,000. Each option shall expire not more than 10 years from the date of the grant. In connection with the acquisition of ITLS, we assumed all such options, which are now exercisable into i2 common stock.

     SMART Stock Option Plan. SMART's Board of Directors adopted and its shareholders approved the 1996 Stock Option/Stock Issuance Plan, or the SMART Plan. Under the SMART Plan, the SMART Board of Directors granted incentive and nonqualified stock options to employees of SMART at prices equal to the estimated fair market value of SMART's common stock on the date of grant. The vesting schedule and term of each grant was determined by SMART's Board of Directors. The maximum amount of shares that may be granted under the Plan shall not exceed 2,000,000. Each option shall expire not more than 10 years from the
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

date of the grant. In connection with the acquisition of SMART, we assumed all such options, which are now exercisable into i2 common stock.

     Option activity under our stock option plans is as follows:

                                                                 OPTIONS OUTSTANDING
                                               SHARES       -----------------------------
                                              AVAILABLE       NUMBER     WEIGHTED-AVERAGE
                                              FOR GRANT     OF SHARES     EXERCISE PRICE
                                             -----------    ----------   ----------------
Balance, December 31, 1996.................    8,399,426    18,995,432        $  .77
  Authorized...............................   15,413,396            --            --
  Granted..................................  (13,136,834)   13,136,834          7.34
  Exercised................................           --    (5,784,584)          .32
  Canceled.................................    1,159,760    (1,159,760)         7.43
                                             -----------    ----------
Balance, December 31, 1997.................   11,835,748    25,187,922          3.99
  Authorized...............................           --            --            --
  Granted..................................  (19,854,798)   19,854,798          8.64
  Exercised................................           --    (6,693,990)          .85
  Canceled.................................    8,491,028    (8,491,028)        11.30
                                             -----------    ----------
Balance, December 31, 1998.................      471,978    29,857,702          5.71
  Authorized...............................   24,000,000            --            --
  Granted..................................  (17,548,410)   17,548,410         24.68
  Exercised................................           --    (7,668,490)         3.35
  Canceled.................................    3,070,188    (3,070,188)         9.84
                                             -----------    ----------
Balance, December 31, 1999.................    9,993,756    36,667,434         14.93
                                             ===========    ==========

                                                                OPTIONS OUTSTANDING
                                                           -----------------------------
                                                             NUMBER     WEIGHTED-AVERAGE
                                                           OF SHARES     EXERCISE PRICE
                                                           ----------   ----------------
December 31, 1997........................................  12,265,522        $ .45
                                                           ==========
December 31, 1998........................................   8,897,338        $1.97
                                                           ==========
December 31, 1999........................................   7,056,795        $4.66
                                                           ==========

     In October 1998, the Board approved a plan to reprice a portion of our outstanding stock options, excluding options held by certain executive officers. As a result, 7,515,370 options with exercise prices ranging from $7.00 to $16.41 per share were repriced at $6.97 per share, the fair market value on the date of repricing. For any unvested options included in this repricing, the vesting schedule was restarted with a vesting period of four years. The repricing has been reflected in the above table as part of the options granted and canceled during 1998.

     Under the 1995 Plan, each outstanding option and unvested stock issuance will be subject to accelerated vesting under certain circumstances upon an acquisition of us in a merger or asset sale, except to the extent our repurchase rights with respect to the underlying shares are to be assigned to the successor corporation. In addition, the Plan Administrator has the discretion to accelerate vesting of outstanding options upon consummation of any other transaction that results in a change in control.

     All options outstanding at December 31, 1999, are incentive options except for 17,423,881 options, which are nonqualified stock options.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other information regarding options outstanding and options exercisable as of December 31, 1999, is as follows:

                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   --------------------------------------------   ----------------------------
                                                    WEIGHTED-
                                                     AVERAGE
                                   WEIGHTED-        REMAINING                     WEIGHTED-
RANGE OF EXERCISE    NUMBER         AVERAGE        CONTRACTUAL      NUMBER         AVERAGE
     PRICES        OF SHARES    EXERCISE PRICE    LIFE (YEARS)    OF SHARES    EXERCISE PRICE
-----------------  ----------   ---------------   -------------   ----------   ---------------
 $ .004-$  3.03     2,969,310       $  .56             4.7        2,872,982        $  .57
   3.04-   4.87       227,766         4.33             7.9          200,661          4.25
   4.88-   6.97    10,358,686         6.72             8.7        1,796,854          6.69
   6.98-   3.92     9,558,218         9.45             8.2        2,171,870          8.36
  13.93-  18.00     6,534,888        16.28             9.4           14,428         16.22
  18.01-  24.00     3,503,408        20.62             9.6                0            --
  24.01-  48.00     2,167,488        40.95             9.9                0            --
  48.01-  75.00       350,100        70.02             9.9                0            --
  75.01- 100.00       997,570        93.28            10.0                0            --
                   ----------                                     ---------
          Total    36,667,434        14.93            $8.6        7,056,795          4.66
                   ==========                                     =========

     Pro Forma Net Income (Loss) and Net Income (Loss) Per Share. Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if we had accounted for our employee stock options and shares issued under the Purchase Plans using the fair value method of SFAS No. 123. The fair value for the stock options issued under the 1995 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.2%, 5.2% and 5.6%; volatility factors of the expected market price of our common stock of 0.66, 0.75 and 0.84; a weighted-average expected life of the options of 4, 3 and 3 years; and no dividend yields. The fair value of the stock options issued under the Think Plans was estimated at the date of grant using the minimum value method for non-public companies permitted by SFAS No. 123 with the following assumptions for 1997: a weighted-average risk-free interest rate of 6.2%; no dividends; and a weighted-average expected life of the options of 7 years. The fair values of stock options issued under the Optimax Plan, ITLS Plan and SMART Plan are not presented as the impact is immaterial.

     The fair value for the shares issued under the Purchase Plans was estimated as of the initial day of the purchase period using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk free interest rates of 5.4%, 5.0% and 5.0%; volatility factors of the expected market price of our common stock of 0.66, 0.75 and 0.84; a weighted-average expected life of the purchase right of 0.5 years; and no dividend yields. The weighted-average fair values of the purchase rights granted under the Purchase Plans during 1997, 1998 and 1999 were $6.06, $4.60 and $5.63, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and Purchase Plans' shares.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the estimated fair value of the Purchase Plans' shares is amortized to expense over the purchase period.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Our pro forma information follows (in thousands, except per share amounts):

                                                           1997      1998      1999
                                                          -------   -------   -------
Pro forma net income (loss).............................  $(7,433)  $(9,232)  $(3,652)
Pro forma net income (loss) per share...................    (0.06)    (0.06)     (.02)
Pro forma net income (loss) per share, assuming
  dilution..............................................    (0.06)    (0.06)     (.02)

     Information regarding exercise prices and fair values of options granted is as follows:

                                                   1997          1998          1999
                                                -----------   -----------   -----------
Number of options issued at fair market value
  of stock....................................   13,136,834    19,854,798    17,548,410
Weighted-average exercise price per share.....  $      7.34   $      8.64   $     24.68
Weighted-average fair value of options........  $      4.23   $      4.62   $      4.29

9. INCOME TAXES

     Our provision for income taxes consists of the following (in thousands):

                                                           1997      1998      1999
                                                          -------   -------   -------
Current:
  Federal...............................................  $ 9,702   $21,982   $24,604
  State.................................................    1,224     2,490     3,120
  Foreign...............................................      158     3,278    12,310
Deferred:
  Federal...............................................   (1,629)   (4,752)   (7,558)
  State.................................................      (40)     (185)     (990)
  Foreign...............................................   (2,499)   (5,534)   (6,934)
                                                          -------   -------   -------
          Total.........................................  $ 6,916   $17,279   $24,552
                                                          =======   =======   =======

     Our provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% for 1997, 1998 and 1999 to income before income taxes as follows (in thousands):

                                                            1997     1998      1999
                                                           ------   -------   -------
Expense computed at statutory rate.......................  $1,807   $ 7,874   $16,824
Non-deductible in-process research and development and
  acquisition costs......................................   3,164     2,635     2,294
State taxes, net of federal tax benefit..................     770     1,536     1,050
Stock option compensation................................     200       205       205
Research and development tax credits.....................    (584)   (1,375)   (1,185)
Non-deductible meals and entertainment...................     385       518     1,062
Valuation allowance for net deferred tax asset...........   2,122     5,661     1,904
Other....................................................    (948)      225     2,398
                                                           ------   -------   -------
          Provision for income taxes.....................  $6,916   $17,279   $24,552
                                                           ======   =======   =======

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities at December 31, 1998 and 1999, are comprised of the following (in thousands):

                                                               1998       1999
                                                              -------   --------
Deferred tax assets:
  Foreign tax credits.......................................  $ 2,685   $  4,030
  Deferred revenue..........................................    1,723      2,604
  Accrued liabilities.......................................    2,466      8,287
  Bad debt allowance........................................    2,735      6,158
  Research and development tax credits......................    2,066      4,075
  Net operating losses......................................   14,316     28,485
  Other.....................................................    1,748      3,165
                                                              -------   --------
          Total deferred tax asset..........................   27,739     56,804
Deferred tax liabilities:
  Depreciation..............................................     (328)        --
  Acquired intangible assets................................     (469)      (662)
  Other.....................................................   (3,005)    (3,723)
                                                              -------   --------
Total deferred tax liability................................   (3,802)    (4,385)
Valuation allowance for net deferred tax asset..............   (8,519)   (10,423)
                                                              -------   --------
          Net deferred tax asset............................  $15,418   $ 41,996
                                                              =======   ========

     We consider the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided. Aggregate unremitted earnings of foreign subsidiaries, for which U.S. income taxes have not been provided, totaled approximately $25.3 million as of December 31, 1999.

     At December 31, 1998 and 1999, we had approximately $19.0 million and $56.5 million of U.S. federal net operating loss carryforwards and research and development carryforwards of approximately $0.4 million and $4.1 million, respectively. At December 31, 1998 and 1999, we had $19.4 million and $22.3 million of foreign net operating loss carryforwards, respectively. The federal net operating loss carryforwards and research and development carryforwards expire in the years 2011 through 2019 and are subject to certain annual limitations. The foreign net operating loss carryforwards have no expiration.

     We paid income taxes of approximately $2.8 million, $5.9 million and $3.2 million in 1997, 1998 and 1999, respectively.

     Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and given the tax jurisdictions in which it operates. We adjust our valuation allowance from time to time based on such evaluations. The valuation allowance increased by approximately $1.9 million during 1999 due to uncertainties regarding the realization of net operating loss carryforwards.

10. EMPLOYEE RETIREMENT PLAN

     We have established 401(k) retirement plans, (or the "Retirement Plans") that cover a majority of our employees. Eligible employees may contribute up to 18% of their compensation, subject to certain limitations, to the Retirement Plans. We may make contributions to the Retirement Plans at the discretion of the Board. As of December 31, 1999, no contributions by us had been made.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

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

     Revenues are attributable to regions based on the locations of the customers' operations. The following geographic information presents total revenues for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
United States........................................  $155,070   $295,933   $389,912
Europe...............................................    34,707     39,739     93,844
Asia.................................................    20,280     21,095     60,111
Other................................................    11,719     12,390     27,243
                                                       --------   --------   --------
                                                       $221,776   $369,157   $571,110
                                                       ========   ========   ========

12. MAJOR CUSTOMERS

     During 1999, one customer accounted for approximately $36.8 million, or 10%, of total revenues. During 1998 and 1997, no individual customer accounted for more than 10% of total revenues.

13. SUBSEQUENT EVENTS

     On March 12, 2000, we entered into a definitive agreement to acquire Aspect Development, Inc., a developer of collaborative solutions for business-to-business marketplaces. Pursuant to the agreement, we will exchange all of the outstanding capital stock of Aspect and will assume all outstanding stock options of Aspect, in exchange for approximately 44.9 million shares of our common stock and options. The transaction will be accounted for as a purchase, is subject to regulatory approval and i2 and Aspect stockholder approvals, and is expected to close in the third quarter of this year.

     Also on March 12, 2000, we entered into a definitive agreement to acquire SupplyBase, Inc., a developer of high-end, interactive database products, services and supply chain management tools. Under the agreement, we will issue approximately 1.8 million shares of our common stock for all of the outstanding capital stock and stock options of SupplyBase. The transaction will be accounted for as a purchase, is subject to regulatory approval and SupplyBase stockholder approval, and is expected to close in the second quarter of this year.

     These strategic acquisitions will result in substantial one-time charges along with ongoing substantial amortization of intangibles to our earnings.

                             i2 TECHNOLOGIES, INC.
                SCHEDULE II TO CONSOLIDATED FINANCIAL STATEMENTS
                       VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                    END
                                                     OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
                                                     ----------   ----------   ----------   ----------
Allowance for Doubtful Accounts (in thousands)
Year Ended 12/31/99................................    8,551        11,065       (2,142)      17,474
Year Ended 12/31/98................................    4,578         4,924         (951)       8,551
Year Ended 12/31/97................................    1,269         4,155         (846)       4,578

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Agreement and Plan of Reorganization, dated May 12, 1999, by and among i2, Intelligent Acquisition Corp. and Sales
                            Marketing Administration Tracking Technologies, Inc.
                            (filed as Exhibit 2.1 to i2's Registration Statement on
                            Form S-4 (Reg. No. 333-79681)(the "Form S-4").
          2.2*           -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Hoya Merger Corp. and Aspect
                            Development, Inc. (filed as Exhibit 1 to the Schedule 13D
                            filed by i2 on March 22, 2000 with respect to Aspect
                            Development, Inc. and incorporated herein by reference).
          2.3            -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Starfish Merger Corporation and
                            SupplyBase, Inc. (The schedules and exhibits which are
                            referenced in the table of contents and elsewhere in such
                            Agreement are hereby incorporated by reference. Such
                            schedules and exhibits which are not included as exhibits
                            to this Form 10-K will be furnished supplementally to the
                            Commission upon request.)
          3.1*           -- Restated Certificate of Incorporation (filed as Exhibit
                            3.1 to i2's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)
          3.2*           -- Amended and Restated Bylaws (filed as Exhibit 3.1 to i2's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1998)
          4.1*           -- Specimen Common Stock certificate (filed as Exhibit 4.1 to i2's Registration Statement on Form S-1 (Reg No.
                            333-1752) (the "Form S-1"))
          4.2*           -- Indenture, dated as of December 10, 1999 between i2 and
                            Chase Bank of Texas, National Association, as trustee,
                            including the form of note set forth in Section 2.2
                            thereof (filed as Exhibit 4.2 to i2's Registration
                            Statement on Form S-3 (Reg. No. 333-31342) (the "Form
                            S-3"))
          4.3*           -- Registration Rights Agreement, dated as of December 10,
                            1999 between i2 and Goldman, Sachs & Co., Morgan Stanley
                            Dean Witter and Credit Suisse First Boston (filed as
                            Exhibit 4.3 to the Form S-3)
         10.1*           -- Form of Registration Rights Agreement, dated April 1,
                            1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family
                            Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1)
         10.2*           -- 1995 Stock Option/Stock Issuance Plan (filed as Exhibit
                            99.7 to i2's Registration Statement on Form S-8 (Reg. No.
                            333-85791) (the "1999 S-8"))
         10.3*           -- Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the
                            Form S-1)
         10.4*           -- Form of Employee Proprietary Information Agreement
                            between i2 and each of its employees (filed as Exhibit
                            10.9 to the Form S-1)
         10.5*           -- Lease Agreement, dated July 14, 1995, between i2 and TRST
                            Irving, Inc. (filed as Exhibit 10.10 to the Form S-1)
         10.6*           -- Lease Agreement, dated June 29, 1990, as amended, between the i2 and Park West E-2 Associates (filed as Exhibit
                            10.11 to the Form S-1)
         10.7*           -- Second Amendment of Lease Agreement between i2 and TRST
                            Irving, Inc. dated as of February 23, 1996 (filed as
                            Exhibit 10.1 to i2's Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8*           -- Third Amendment to Lease Agreement between i2 and TRST
                            Irving, Inc. dated as of July 25, 1996 (filed as Exhibit
                            10.1 to i2's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1996 (the "September 1996
                            10-Q"))
         10.9*           -- Fifth Amendment to Lease Agreement between i2 and
                            Principal Mutual Life Insurance Company dated as of
                            August 29, 1996 (filed as Exhibit 10.2 to the September
                            1996 10-Q)
         10.10*          -- Fourth Amendment to Lease Agreement between i2 and TRST
                            Irving, Inc. dated as of December 19, 1996 (filed as
                            Exhibit 10.17 to i2's Annual Report on Form 10-K for the
                            year ended December 31, 1996)
         10.11*          -- Employee Stock Purchase Plan (filed as Exhibit 99.1 to
                            the 1999 Form S-8)
         10.12*          -- International Employee Stock Purchase Plan (filed as
                            Exhibit 99.4 to the 1999 Form S-8)
         10.13*          -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to i2's Registration STATEMENT on
                            Form S-8 (Reg. No. 333-28147) (the "Think/ Optimax S-8"))
         10.14*          -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8)
         10.15*          -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8)
         10.16*          -- InterTrans Logistics Solutions Limited 1997 Stock
                            Incentive Plan (filed as Exhibit 99.7 to i2's
                            Registration Statement on Form S-8 (Reg. No. 333-53667))
         10.17*          -- SMART Technologies, Inc., 1996 Stock Option/Stock
                            Issuance Plan (filed as Exhibit 99.13 to 1999 Form S-8)
         10.18*          -- Lease with One Colinas Crossing dated March 24, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.6 to i2's Current Report on Form 8-K dated November
                            30, 1999 (the "November 1999 8-K"))
         10.19*          -- Lease with Two Colinas Crossing dated August 3, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.7 to the November 1999 8-K)
         16.1*           -- Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2's Current Report on Form 8-K filed
                            on April 21, 1999)
         21.1            -- List of subsidiaries
         23.1            -- Consent of Arthur Andersen LLP
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Form 10-K may be filed, is included on this signature
                            page contained in Part IV of this Form 10-K
         27.1            -- Financial Data Schedule for the year ended December 31,
                            1999

---------------

* Incorporated herein by reference to the indicated filing