Form 10-Q
period 2000-03-31
I2 TECHNOLOGIES INC
filed 2000-05-15
CIK 1009304

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-28030

                              i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                         DELAWARE                               75-2294945
     (State or other jurisdiction of incorporation or        (I.R.S. Employer
                      organization)                         Identification No.)

                       One i2 Place
                     11701 Luna Road
                        Dallas, TX                                75234
         (Address of principal executive offices)               (Zip code)

                                 (469) 357-1000
              (Registrant's telephone number, including area code)

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

As of May 11, 2000 the Registrant had outstanding 159,642,916 shares of Common Stock, $0.00025 par value.


================================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I                   FINANCIAL INFORMATION                                        Page
                                                                                      ----
   Item 1.               Financial Statements (Unaudited)

                         Condensed Consolidated Balance Sheets as of December
                              31, 1999 and March 31, 2000                               3

                         Condensed Consolidated Statements of Income for the
                              Three Months Ended March 31, 1999 and 2000                4

                         Condensed Consolidated Statements of Cash Flows for the
                              Three Months Ended March 31, 1999 and 2000                5

                         Notes to Condensed Consolidated Financial Statements           6

   Item 2.               Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                       9

   Item 3.               Quantitative and Qualitative Disclosures About Market
                              Risk                                                     23


PART II  OTHER INFORMATION

   Item 2.               Changes in Securities                                         24

   Item 6.               Exhibits and Reports on Form 8-K                              24


SIGNATURES                                                                             25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              i2 TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except par value)


                                                                                            December 31,          March 31,
                                                                                               1999                 2000
                                                                                           ------------         ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents .....................................................       $    454,585         $    456,936
     Short-term investments ........................................................            124,806              181,464
     Accounts receivable, net ......................................................            157,586              187,065
     Prepaid and other current assets ..............................................             26,475               44,288
                                                                                           ------------         ------------
         Total current assets ......................................................            763,452              869,753

     Furniture and equipment, net ..................................................             50,483               59,907
     Intangible assets .............................................................             13,986              246,880
     Other assets ..................................................................             32,660               83,474
                                                                                           ------------         ------------
         Total assets ..............................................................       $    860,581         $  1,260,014
                                                                                           ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................................       $     20,039         $     22,471
     Accrued liabilities ...........................................................             81,246              114,315
     Income taxes payable ..........................................................              4,511                6,584
     Deferred revenue ..............................................................             72,617              136,689
                                                                                           ------------         ------------
         Total current liabilities .................................................            178,413              280,059
     Long term debt ................................................................            350,000              350,000
                                                                                           ------------         ------------
         Total liabilities .........................................................            528,413              630,059
                                                                                           ------------         ------------
Stockholders' equity:
     Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued ...                 --                   --
     Common Stock, $0.00025 par value, 500,000 shares authorized,
        155,412 and 157,489 shares issued and outstanding, respectively ............                 39                   39
     Additional paid-in capital ....................................................            297,879              584,008
     Accumulated other comprehensive loss ..........................................             (4,126)              (4,209)
     Retained earnings .............................................................             38,376               50,117
                                                                                           ------------         ------------
         Total stockholders' equity ................................................            332,168              629,955
                                                                                           ------------         ------------
         Total liabilities and stockholders' equity ................................       $    860,581         $  1,260,014
                                                                                           ============         ============

                             See accompanying notes
                              i2 TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                    1999                  2000
                                                                                ------------         ------------
Revenues:
     Software licenses .....................................................    $     74,071         $    113,584
     Services ..............................................................          28,784               46,870
     Maintenance ...........................................................          14,744               25,826
                                                                                ------------         ------------

                                                                                     117,599              186,280
Costs and expenses:
     Cost of software licenses .............................................           3,161                5,366
     Cost of services and maintenance ......................................          28,979               41,072
     Sales and marketing ...................................................          42,733               66,210
     Research and development ..............................................          30,322               39,846
     General and administrative ............................................          12,171               16,607
     In-process R&D and acquisition-related expenses .......................             303                  557
                                                                                ------------         ------------
         Total costs and expenses ..........................................         117,669              169,658
                                                                                ------------         ------------

Operating income (loss) ....................................................             (70)              16,622
Other income, net ..........................................................           1,078                2,499
                                                                                ------------         ------------
Income before income taxes .................................................           1,008               19,121
Provision for income taxes .................................................           2,534                7,380
                                                                                ------------         ------------
Net income (loss) ..........................................................    $     (1,526)        $     11,741
                                                                                ============         ============

Net income (loss) per share ................................................    $      (0.01)        $       0.08
Net income (loss) per share, assuming dilution .............................    $      (0.01)        $       0.06
Weighted average common shares outstanding .................................         147,392              156,500
Weighted average common shares outstanding assuming dilution ...............         147,392              183,025


Comprehensive income (loss)
    Net income (loss) ......................................................    $     (1,526)        $     11,741
    Foreign currency translation adjustments, net of income tax ............            (395)                  83
                                                                                ------------         ------------
Total comprehensive income (loss) ..........................................    $     (1,921)        $     11,824
                                                                                ============         ============

                             See accompanying notes
                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                    1999                  2000
                                                                                ------------         ------------
Cash flows from operating activities:
   Net income (loss) .......................................................    $     (1,526)        $     11,741
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization .......................................           3,815                5,170
       Provision for doubtful accounts .....................................           2,221                1,844
       Amortization of deferred compensation ...............................             146                1,129
       Deferred income taxes ...............................................          (1,979)             (44,253)
       Tax benefit of stock options ........................................           1,830               39,399
       Changes in operating assets and liabilities:
         Accounts receivable, net ..........................................             711              (31,323)
         Prepaid and other assets ..........................................          (5,373)             (15,924)
         Accounts payable ..................................................             247                2,426
         Accrued liabilities ...............................................           7,267               33,076
         Income taxes payable ..............................................           2,316                2,073
         Deferred revenue ..................................................          10,718               61,302
                                                                                ------------         ------------
            Net cash provided by operating activities ......................          20,393               66,660

Cash flows from investing activities:
   Long-term investments ...................................................              --               (5,583)
   Purchases of furniture and equipment ....................................          (2,424)             (13,955)
   Net purchases of short-term investments .................................          (3,353)             (56,658)
                                                                                ------------         ------------
            Net cash used by investing activities ..........................          (5,777)             (76,196)

Cash flows from financing activities:
   Proceeds from issuance of notes payable to stockholders .................             500                   --
   Net proceeds from exercise of stock options .............................           2,297               11,898
                                                                                ------------         ------------
            Net cash provided by financing activities ......................           2,797               11,898

   Effect of exchange rates on cash .........................................           (49)                 (11)
                                                                                ------------         ------------

Net increase in cash and cash equivalents ..................................          17,364                2,351

Cash and cash equivalents at the beginning of the quarter ..................          62,611              454,585
                                                                                ------------         ------------
Cash and cash equivalents at the end of the quarter ........................    $     79,975         $    456,936
                                                                                ============         ============

Supplemental disclosure of cash flow information:

    Common stock issued for acquisition of various IBM assets ..............    $         --         $    233,703
                                                                                ============         ============

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

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries, except where noted) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K, which was filed on March 22, 2000. The interim results are not necessarily indicative of results that may be expected for any other interim period or for the full year 2000.

         Certain prior year financial statement items have been reclassified to conform to the current year's format.

2. BUSINESS COMBINATIONS

         In July 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc., or SMART, which develops software applications that help companies use the Internet to build and extend relationships with customers, partners and suppliers. Under the terms of the acquisition agreement, we issued approximately 4.2 million shares of common stock for all of the outstanding capital stock and options of SMART. The SMART acquisition was accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combination and include the combined operations of i2 and SMART for all periods presented.

         On March 12, 2000, we entered into agreements to acquire Aspect Development, Inc., a developer of collaborative solutions for business-to-business marketplaces, and SupplyBase, Inc., a developer of high-end, interactive database products, services and supply chain management tools. Under the agreements, we will issue approximately 44.9 million and 1.8 million shares of our common stock to Aspect and SupplyBase, respectively, for all of the outstanding capital stock and stock options of both companies. These transactions will be recorded as a purchase. The SupplyBase transaction closed on April 28, 2000 and the Aspect transaction is expected to close within the second quarter of 2000.

3. ASSET ACQUISITION

         On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of our common stock. This amount was recorded as acquired technology and cross patent rights and software licenses, to be amortized over three to five years, based on preliminary estimates. A final valuation was received subsequent to the quarter end, which indicated a write-off of in-process research and development of $8.9 million. This charge will reduce the amount allocated to cross patent rights and software licenses and will be recorded in the second quarter of 2000. In addition, we will issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We will be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000.

4. LINES OF CREDIT

         In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. This facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $8.5 million of which were outstanding at March 31, 2000. At March 31, 2000 there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

5. BORROWINGS

         On December 10, 1999, we issued an aggregate principal amount of $350 million of our 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. These securities were issued and sold to Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, and Credit Suisse First Boston Corporation, as the initial purchasers in reliance on the exemption from registration under the securities Act of 1933, as amended provided by Section 144A thereof. In connection with this transaction, each of the initial purchasers represented that it was a "qualified institutional buyer" within the meaning of the Securities and Exchange Act of 1934. The notes are convertible at the option of the holder into share of common stock at a conversion price of approximately $75.99 per share at any time prior to maturity. The net proceeds from the offering will be used for working capital and other general corporate purposes.

6. NET INCOME PER SHARE

         Net income per share is computed in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share." Net income per share is based upon the weighted average number of common shares outstanding. Net income per share, assuming dilution, includes the effect of potentially dilutive common stock from the exercise of stock options using the treasury stock method and shares issued assuming conversion of our convertible debt, if dilutive.

         Potentially dilutive securities are excluded from the net income per share, assuming dilution computation when the exercise price of the securities exceeds the average fair value of our common stock for a particular period. For the quarter ended March 31, 2000, approximately 1.3 million stock options were excluded from the net income per share, assuming dilution computation.

         Reconciliations of net income per share and net income per share, assuming dilution computations for the three months ended March 31, 1999 and 2000 are as follows (amounts in thousands, except per share amounts):


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  1999                 2000
                                                                              ------------         ------------
               Weighted average common shares outstanding ............             147,392              156,500
               Common shares issuable upon exercise of stock options
                   net of shares assumed to be repurchased ...........                  --               26,525
                                                                              ------------         ------------
               Weighted average common shares outstanding,
                   assuming dilution .................................             147,392              183,025
               Net income (loss) .....................................        $     (1,526)        $     11,741
                                                                              ============         ============
               Net income (loss) per share ...........................        $      (0.01)        $       0.08
                                                                              ============         ============
               Net income (loss) per share, assuming dilution ........        $      (0.01)        $       0.06
                                                                              ============         ============

         We incurred a net loss for the quarter ended March 31, 1999. As a result, the common shares issuable upon exercise of stock options would have been anti-dilutive to the net loss per share and were excluded from the dilutive computation.

7. STOCKHOLDERS EQUITY

         On January 14, 2000, our Board approved a two-for-one stock split. The stock split was paid as a 100% dividend on February 17, 2000. All share and per share amounts included herein have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period.

8. SEGMENT AND GEOGRAPHIC INFORMATION

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

         In April, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" which provides guidance on accounting for certain stock option transactions, including stock options issued in a business combination, stock option repricings, and other equity arrangements. This statement is effective July 1, 2000 and is expected to have an impact on the purchase price allocation and amortization of intangibles on any business combinations accounted for as a purchase that we close subsequent to the effective date.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of fiscal 2000. Management is currently evaluating the impact of adopting SAB 101.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. SFAS 133 will not have a material effect on our consolidated financial position or results of operations.

10.  SUBSEQUENT EVENTS

         On April 28, 2000, we acquired SupplyBase, Inc., a developer of collaborative high-end interactive database products, services and supply chain management tools. Pursuant to the agreement, we exchanged all of the outstanding preferred and capital stock of SupplyBase and assumed all outstanding options of SupplyBase, in exchange for approximately 1.8 million shares of our common stock and options.

On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of i2 common stock. This amount was recorded as acquired technology and cross patent rights and software licenses, to be amortized over three to five years, based on preliminary estimates. A final valuation was received subsequent to the quarter end, which indicated a write-off of in-process research and development of $8.9 million. This charge will reduce the amount allocated to cross patent rights and software licenses and will be recorded in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to our products; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses; products and technologies; strategic relationships; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results" included in Item 2 of this Form 10-Q as well as those cautionary statements and other factors set forth elsewhere herein.

         References in this Form 10-Q to the terms "optimal" and "optimized" and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions which reflect practical considerations such as customer requirements as to response time and precision of the results.

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


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               --------------------------
                                                                                 1999              2000
                                                                               --------          --------
Revenues:
    Software licenses .....................................................        63.0%             61.0%
    Services ..............................................................        24.5              25.1
    Maintenance ...........................................................        12.5              13.9
                                                                               --------          --------
       Total revenues .....................................................       100.0             100.0
                                                                               --------          --------
Costs and expenses:
    Cost of software licenses .............................................         2.7               2.9
    Cost of services and maintenance ......................................        24.6              22.1
    Sales and marketing ...................................................        36.3              35.5
    Research and development ..............................................        25.8              21.4
    General and administrative ............................................        10.3               8.9
    In-process research and development and
      acquisition-related expenses ........................................         0.3               0.3
                                                                               --------          --------
       Total costs and expenses ...........................................       100.0              91.1
                                                                               --------          --------
Operating income ..........................................................         0.0               8.9
Other income, net .........................................................         0.9               1.3
                                                                               --------          --------
Income before income taxes ................................................         0.9              10.2
Provision for income taxes ................................................         2.2               3.9
                                                                               --------          --------
Net income (loss) .........................................................        (1.3%)             6.3%
                                                                               ========          ========


    REVENUES

         Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") SOP 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. As of January 1, 1999, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

         Total revenues increased 58% to $186.3 million for the quarter ended March 31, 2000 from $117.6 million for the quarter ended March 31,1999. We derived substantially all of our revenues from licenses associated with our RHYTHM suite of software products, as well as related services and maintenance.

         SOFTWARE LICENSES. Revenues from software licenses increased 53% to $113.6 million for the quarter ended March 31, 2000 from $74.1 million for the quarter ended March 31, 1999. The increases in software license revenues were primarily due to an increased customer awareness of the potential benefits derived from deploying our software solutions. During the first quarter of 2000, approximately 42% of our software license revenues were derived from repeat sales. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to continue to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful. There can also be no assurance that these relationships will continue in the future.

         SERVICES. Revenues from services increased 63% to $46.9 million for the quarter ended March 31, 2000 from $28.8 million for the quarter ended March 31, 1999. The increases in service revenues were primarily due to the increase in the number of RHYTHM licenses sold and resulting demand for consulting and implementation services. The increases were also due to an increase in the use of third-party consultants to provide implementation services to our customers which has allowed us to more rapidly penetrate international markets and targeted vertical markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period to period basis, based upon the demand for implementation, consulting and training services.

         MAINTENANCE. Revenues from maintenance increased 76% to $25.8 million for the quarter ended March 31, 2000 from $14.7 million for the quarter ended March 31, 1999. The increases in the dollar amount of maintenance revenues were primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. We expect that maintenance revenues both in dollar amount and as a percentage of total revenues will continue to increase from levels achieved in the quarter ended March 31, 2000.

         CONCENTRATION OF REVENUES. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. Although no individual customer accounted for 10% or more of total software license revenue in the first quarter of 2000, in each quarter of 1999, one or more customers individually accounted for at least 10% of total software license revenues. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

         INTERNATIONAL REVENUES. Our international revenues, primarily generated from customers located in Europe, Asia, Canada and Latin America, in the quarter ended March 31, 2000 were approximately 35% of total revenues, consistent with the quarter ended March 31, 1999. Increases in international revenue are consistent with increases in consolidated revenues. We believe that continued growth and profitability will require further expansion in international markets. To successfully increase the level of international sales, we have utilized and will continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

    COSTS AND EXPENSES

         COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of:

     o commissions paid to third parties in connection with joint marketing and other related agreements,

     o royalty fees associated with third-party software included with sales of RHYTHM,

     o    the cost of user documentation; and

     o    the cost of reproduction and delivery of the software.

Cost of software licenses was $5.4 million and $3.2 million for the quarters ended March 31, 2000 and 1999, representing 4.8% and 4.3% of software license revenues, respectively. The increases in cost of software licenses were primarily due to an increase in the amount of royalty fees associated with third-party software included with sales of RHYTHM and an increase in commissions paid to third parties in connection with joint marketing and other related agreements.

         COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance was $41.1 million and $29.0 million for the quarters ended March 31, 2000 and 1999, representing 56.5% and 66.7% of total services and maintenance revenues, respectively. The decrease in cost of services and maintenance as a percentage of revenue is related to the increase of revenue as a result of a high percentage of maintenance agreement renewals. The increases in the dollar amount of services and maintenance were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that our license sales do not increase at anticipated rates, the hiring of additional personnel could seriously harm our profit margins.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $66.2 million and $42.7 million in the quarters ended March 31, 2000 and 1999, representing 35.5% and 36.3% of total revenues, respectively. The increases in the dollar amount of sales and marketing expenses were primarily due to continued expansion of our direct sales force, increased sales commissions as a result of higher revenues, continued investment in strengthening our international selling presence, and increased marketing and promotional activities as a result of our expanded suite of intelligent eBusiness solutions. We expect these expenses will continue to increase in absolute dollars and may increase as a percentage of total revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $39.8 million and $30.3 million for the quarters ended March 31, 2000 and 1999, representing 21.4% and 25.8% of total revenues, respectively. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred to support our growing product footprint. We expect that the dollar amount of research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for existing and new vertical markets.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses were $16.6 million and $12.2 million in the quarters ended March 31, 2000 and 1999, representing 8.9% and 10.3% of total revenues, respectively. The increases in the dollar amounts were primarily the result of increased staffing and related costs associated with the growth of our business. The decrease in general and administrative expenses as a percentage of total revenues was due primarily to the increase in revenues and our ability to leverage our base of resources to support a larger organization. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

         IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION-RELATED EXPENSES. In the recent past, we have sought to expand the depth and breadth of our product offerings through various technology or business acquisitions. At the time of acquisition, some of these acquisitions involve technology that is not yet determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon acquisition.

On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of i2 common stock. This amount was recorded as acquired technology and cross patent rights and software licenses, to be amortized over three to five years, based on preliminary estimates. A final valuation was received subsequent to the quarter end, which indicated a write-off of in-process research and development of $8.9 million. This charge will reduce the amount allocated to cross patent rights and software licenses and will be recorded in the second quarter of 2000. For the quarters ended March 31, 2000 and 1999, we incurred a total of $0.6 million and $0.3 million, respectively, in acquisition-related expenses consisting mostly of amortization of intangibles.

    OTHER INCOME, NET

         Other income, net typically consists of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $2.5 million and $1.1 million in the quarters ended March 31, 2000 and 1999, representing 1.3% and 0.9% of total revenues, respectively. The increase in other income, net for the quarter ended March
31, 2000 was primarily attributable to increased returns on cash, cash equivalents and short-term investment balances due to the overall increase in cash balances in 2000, as compared to the same periods in 1999, offset by increased interest expense from the 5 1/4% convertible notes that were issued in December 1999.

    PROVISION FOR INCOME TAXES

         The effective income tax rates for the quarter ended March 31, 2000 was 38.6% compared to 251.4% for the quarter ended March 31, 1999. The effective income tax rate for the quarter ended March 31, 2000 differed from the U.S. statutory rate due primarily to the non-deductibility of acquisition-related expenses. The effective rate for 1999 was affected by the non-deductible losses of certain subsidiaries and non-deductible in-process research and development and certain other acquisition-related expenses. Excluding the effects of these items, our effective tax rates for the quarters ended March 31, 2000, and 1999 were 37.5% and 38.0%, respectively.

    NET INCOME PER SHARE

         Net income per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". This method requires calculation of both net income per share and net income per share, assuming dilution. Net income per share excludes the potentially dilutive effect of common stock equivalents such as stock options and convertible debt, while net income per share, assuming dilution includes such potentially dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors:

     o the ongoing issuance of common stock associated with stock option exercises;

     o the issuance of common shares associated with our employee stock purchase program;

     o any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the net income per share, assuming dilution computation;

     o the issuance of common stock to effect business combinations should we enter into such transactions;

     o the issuance of common stock or warrants to effect joint marketing, joint development, or other such arrangements should we enter into such transactions; and

     o assumed or actual conversions of debt into common stock with respect to the convertible notes issued in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position consisted of $589.7 million of working capital as of March 31, 2000 compared to $585.0 million as of December 31, 1999. The increase in working capital was primarily related to an increase in short-term investments to $181.5 million at March 31, 2000 from $124.8 million at December 31, 1999 and an increase in accounts receivable, net of allowance for doubtful accounts, to $187.1 million at March 31, 2000 from $157.6 million at December 31, 1999, offset by an increase in accrued liabilities to $114.3 million at March 31, 2000 from $81.2 million at December 31, 1999 and an increase in deferred revenue to $136.7 million at March 31, 2000 from $72.6 million at December 31, 1999. Cash flows from operations were $66.6 million and $20.4 million for the quarters ended March 31, 2000 and 1999, respectively. Operating cash flows resulting from increased income and increases in deferred revenue, accrued liabilities and stock option tax benefits were partially offset by increases in accounts receivable, deferred income taxes and prepaid assets.

         Deferred revenue increased as a result of the demand for market place solutions provided by i2. A significant piece of the deferred revenues result from pre-payments of fees associated with marketplace transactions. Customers, such as IBM, have subscribed to multi-year commitments for our marketplace services. The deferred revenue will be recognized over time, based on the individual contracts.

         Quarter-end days' sales outstanding increased to 91 days at March 31, 2000 from 83 days for the quarter ended December 31, 1999. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons, including:

     o    the amount and timing of revenues earned;

     o    collection experience;

     o    negotiated payment terms;

     o the amount of receivables generated from international customers, which generally have longer payment terms compared to customers in the U.S. and

     o the number of large sales for which some amounts may not be due upon execution of the contract.

         We believe that the allowance for doubtful accounts at March 31, 2000 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of our accounts receivable are derived from sales of large licenses, often to new customers with whom we do not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables becomes uncollectible.

         Cash used in investing activities was $ 76.2 million for the quarter ended March 31, 2000 as compared to $5.8 million for the quarter ended March 31, 1999. Expenditures during the first quarter of 2000 consisted mainly of purchases of short-term investments, purchases of furniture and equipment and long-term investments.

         On March 12, 2000, we entered into agreements to acquire Aspect Development, Inc., a developer of collaborative solutions for business-to-business marketplaces, and SupplyBase, Inc., a developer of high-end, interactive database products, services and supply chain management tools. Under the agreements, we will issue approximately 44.9 million shares and
1.8 million shares to Aspect and SupplyBase, respectively, for all of the outstanding capital stock and stock options of these companies. Each of these transactions will be recorded as a purchase. The SupplyBase transaction closed on April 28, 2000 and the Aspect transaction is expected to close within the second quarter of 2000.

On March 27, 2000, we purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million share of our common stock. This amount was recorded as acquired technology and cross patent rights and software licenses based on preliminary estimates. A final valuation was received subsequent to the quarter end, which indicated a write-off of in-process research and development of $8.9 million. This charge will reduce the amount allocated to cross patent rights and software licenses and will be recorded in the second quarter of 2000. In addition, we will issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We will be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000.

         We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

         Cash provided by financing activities was $11.9 million for the quarter ended March 31, 2000 as compared to $2.8 million for the quarter ended March 31, 1999. The increase in cash provided by financing activities was due to an increase in the net proceeds received upon the exercise of employee stock options.

         In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. The facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $8.5 million of which were outstanding at March 31, 2000. At March 31, 2000, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

         On December 10, 1999, we issued an aggregated principal amount of $350 million of 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The notes are convertible at the option of the holder into shares of common stock at a conversion price of $75.99 per share at any time prior to maturity. We will pay interest on the notes on June 15 and December 15 of each year, with the first interest payment due on June 15, 2000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, the potential for significant fluctuations in quarterly results; dependence on significant individual sales; competition; management of growth; product concentration; dependence on product line expansion; integration of acquisitions; potential future acquisitions; international operations and currency fluctuations; risks associated with strategic relationships; dependence upon key personnel; intellectual property and proprietary rights; use of licensed technology; complexity of software products; rapid technological change and new products; dependence on technical and implementation personnel; and product liability claims. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2000.

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

     o    market acceptance of new products;

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

         WE MAY NOT REMAIN COMPETITIVE, AND INCREASED COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

         Our competitors offer a variety of eBusiness including supply chain and other core processes. These competitors include:

     o vendors establishing electronic marketplaces and indirect procurement capabilities, such as Ariba and Commerce One;

     o enterprise resource application software vendors such as SAP AG, PeopleSoft Inc., Oracle Corporation and Baan Company, N.V., each of which currently offers sophisticated enterprise resource planning, or ERP, solutions that currently or may in the future incorporate applications competitive with our products;

     o supply chain software vendors including Manugistics Group, Inc. and Logility, Inc.;

     o other business application software vendors which may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software;

     o internal development efforts by corporate information technology departments; and

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

     RAPID GROWTH IN OUR OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

         We have experienced rapid growth. Revenues have increased to approximately $186.3 million for the quarter ended March 31, 2000 from approximately $117.6 million for the quarter ended March 31, 1999. Revenues increased from approximately $571.1 millions in 1999, from approximately $369.2 million in 1998 and from approximately $221.8 million in 1997. Our employee headcount has increased to approximately 3,393 at March 31, 2000 from approximately 2,800 at December 31, 1999, from approximately 2,200 at December 31, 1998, and from approximately 1,200 at December 31, 1997. We have also increased the scope of our operating and financial systems and the geographic distribution of our operations and customers. This growth has strained our management and operations, and they will continue to be strained if rapid growth continues. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so would harm our business, operating results and financial condition.

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

     RAPID ADOPTION OF OUR TRADEMATRIX PLATFORMS COULD REDUCE OUR SOFTWARE LICENSING REVENUES.

         Our current revenue model is mainly focused on license revenue, with additional revenues earned from consulting, maintenance and training. The TradeMatrix platform offers a more diverse and expansive set of service offerings that will generate additional revenue streams for hosting, transaction processing and set-up fees. The TradeMatrix pricing model differs from our historical model of deriving revenues from licenses of the RHYTHM suite of products, which we largely recognize upon executing a contract and delivering software. Under the TradeMatrix model, up-front license fees may be less substantial and the fees derived from subscriptions to utilization of the digital marketplace services may be more robust. We can not predict the rate at which our customers will adopt the TradeMatrix platform or whether these expanded service offerings will adversely impact our license revenues.

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

     Our business could be seriously harmed if:

     o use of the Internet and other online services does not continue to increase or increases more slowly than expected;

     o the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur;

     o new standards and protocols are not developed or adopted in a timely manner; or

     o for any other reason -- such as concerns about security, reliability, cost, ease of use, accessibility or quality of service -- the Internet does not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

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

     CONCERNS THAT OUR PRODUCTS DO NOT ADEQUATELY PROTECT THE PRIVACY OF CONSUMERS COULD INHIBIT SALES OF OUR PRODUCTS.

         One of the principal features of our customer management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit a web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our customer management products to enable the development of applications that permit web site visitors to prevent the distribution of any of their personal data beyond that specific web site, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address consumers' privacy concerns, these concerns could seriously harm our business, operating results and financial condition.

     IF OUR ENCRYPTION TECHNOLOGY FAILS TO ENSURE THE SECURITY OF OUR CUSTOMERS' ONLINE TRANSACTIONS, SERIOUS HARM TO OUR BUSINESS COULD RESULT.

         The secure exchange of value and confidential information over public networks is a significant concern of consumers engaging in online transactions and inter-action. Our customer management software applications use encryption technology to provide the security necessary to effect the secure exchange of value and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, operating results and financial condition.

     WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR RECENT ACQUISITIONS.

         We acquired SMART in July 1999. We also acquired various software assets, cross-patent rights and software licenses from IBM in March 2000, and in April 2000, we acquired SupplyBase, Inc. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions will depend primarily on our ability to:

     o   retain, motivate and integrate the acquired personnel;

o        integrate multiple information systems; and

o        integrate acquired software with our existing products and services.

We may encounter difficulties in integrating our operations and products with those of SMART, IBM, SupplyBase and others. We may not realize the benefits that we anticipated when we made these acquisitions. Our failure to successfully integrate our operations and products with those of SMART and others could seriously harm our business, operating results and financial condition.

     WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT MAY NOT BE SUCCESSFUL.

         In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. In furtherance of this strategy, in March 2000 we entered into agreements to acquire Aspect and SupplyBase. The SupplyBase transaction closed April 28, 2000 and the Aspect transaction is expected to close during the second quarter of 2000. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. We expect that we will be required to amortize a significant amount of goodwill and write-off significant amounts of in-process research and development and other acquisition-related expenses if we complete the pending Aspect acquisition. Further, we may not be able to integrate any acquired business, product or technology with our existing operations or train, retain and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

     WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR COMPANY.

         Our international operations are subject to risks inherent in international business activities. In addition, we may expand our international operations in the future which would increase our exposure to these risks. The risks we face internationally include:

     o difficulties and costs of staffing and managing geographically disparate operations;

     o    longer accounts receivable payment cycles in certain countries;

     o    compliance with a variety of foreign laws and regulations;

     o    unexpected changes in regulatory requirements;

     o    overlap of different tax structures;

     o    greater difficulty in safeguarding intellectual property;

     o    import and export licensing requirements;

     o    trade restrictions;

     o    changes in tariff rates;

     o    political instability; and

     o    general economic conditions in international markets.

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

     OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE VOTING CONTROL.

         Our executive officers and directors together beneficially own approximately 42% of the total voting power of our company. Accordingly, these stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs.

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

         The market price of our common stock has been volatile in the past, and the market price of our common stock may be volatile in the future. The following factors may significantly affect the market price of the common stock:

     o    quarterly variations in our results of operations;

     o the announcement of new products, product enhancements, joint ventures and other alliances by us or our competitors;

     o    technological innovations by us or our competitors; and

     o general market conditions or market conditions specific to particular industries.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning market risk is contained on Page 30 of our 1999 Annual Report on Form 10-K and is incorporated by reference to such annual report.

                                     PART II

ITEM 2.         CHANGES IN SECURITIES.

       From January 1 through March 31, 2000, we issued approximately 550,650 of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $3.03 share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 there under. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

       On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of i2 stock. In addition, we will issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We will be obligated to issue some or all of these shares in the future based on the amount of revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibit Index

                  Number         Exhibit Description

                  27.1           Financial Data Schedule

           (b)    Reports on Form 8-K

                  During the quarter ended March 31, 2000, we filed the following Current Reports on Form 8-K:

                           We filed a Form 8-K dated January 21, 2000 (Item 5) announcing a two-for-one stock split.

                           We filed a Form 8-K dated March 14, 2000 (Item 5) as amended on March 17, announcing the proposed acquisition of SupplyBase, Inc. and Aspect Development, Inc.

                  After March 31, 2000, we filed the following Current Reports on Form 8-K:

                           We filed a Form 8-K on April 11, 2000 (Item 2) announcing the purchase of various IBM assets, cross-patents rights and software license.

                           We filed a Form 8-K on April 19, 2000 (Item 7) announcing the earnings for the first quarter of 2000.

                           We filed a Form 8-K on May 12, 2000 (Item 2) announcing the completion of the SupplyBase merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                i2 TECHNOLOGIES, INC.

    May 15, 2000                            /s/ William M. Beecher
    --------------                          ------------------------
       (Date)                               William M. Beecher
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principle financial officer)


    May 15, 2000                            /s/ Nancy F. Brigham
    --------------                          ------------------------
       (Date)                               Nancy F. Brigham
                                            Controller
                                            (Principle accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule