Form 10-Q
period 2000-06-30
I2 TECHNOLOGIES INC
filed 2000-08-14
CIK 1009304

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-28030

                              i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                    DELAWARE                                       75-2294945
(State or other jurisdiction of incorporation) (I.R.S. Employer organization Identification No.)

One i2 Place 11701 Luna Road Dallas, TX                              75234
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

As of August 10, 2000 the Registrant had outstanding 198,121,323 shares of its common stock, $0.00025 par value.

================================================================================
                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I                   FINANCIAL INFORMATION                                          PAGE
                                                                                        ----
   Item 1.               Financial Statements (Unaudited)                                 3

                         Condensed Consolidated Balance Sheets as of December
                         31, 1999 and June 30, 2000                                       3

                         Condensed Consolidated Statements of Income for the
                         Three and Six Months Ended June 30, 1999 and 2000                4

                         Condensed Consolidated Statements of Cash Flows for the
                         Six Months Ended June 30, 1999 and 2000                          5

                         Notes to Condensed Consolidated Financial Statements             6

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                             10

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk      25

PART II                  OTHER INFORMATION

Item 2.                  Changes in Securities                                           25

Item 4.                  Submission of Matters to a Vote of Security Holders             26

Item 6.                  Exhibits and Reports on Form 8-K                                26


SIGNATURES                                                                               27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                          DECEMBER 31,        JUNE 30,
                                                                                             1999               2000
                                                                                         ------------       ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ....................................................      $    454,585       $    423,982
     Short-term investments .......................................................           124,806            292,160
     Accounts receivable, net .....................................................           157,586            240,014
     Prepaid and other current assets .............................................            26,475             53,498
                                                                                         ------------       ------------
        Total current assets ......................................................           763,452          1,009,654
     Furniture and equipment, net .................................................            50,483             78,449
     Deferred income taxes and other assets .......................................            33,628            135,211
     Intangibles and goodwill, net ................................................            13,986          9,083,712
                                                                                         ------------       ------------
         Total assets .............................................................      $    861,549       $ 10,307,026
                                                                                         ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................................      $     20,039       $     30,991
     Accrued liabilities ..........................................................            85,757            184,979

     Deferred revenue .............................................................            72,617            157,138
                                                                                         ------------       ------------
         Total current liabilities ................................................           178,413            373,108
     Deferred income taxes and other long-term liabilities ........................               968             85,680
     Long term debt ...............................................................           350,000            350,000
                                                                                         ------------       ------------
         Total liabilities ........................................................           529,381            808,788
                                                                                         ------------       ------------
Stockholders' equity:
     Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued ......                --                 --
     Common Stock, $0.00025 par value, 500,000 shares authorized,
        155,412 and 195,566 shares issued and outstanding, respectively ...........                39                 48
     Additional paid-in capital ...................................................           297,879          9,733,870
     Accumulated other comprehensive loss .........................................            (4,126)            (4,978)
     Retained earnings (deficit) ..................................................            38,376           (230,702)
                                                                                         ------------       ------------
         Total stockholders' equity ...............................................           332,168          9,498,238
                                                                                         ------------       ------------
         Total liabilities and stockholders' equity ...............................      $    861,549       $ 10,307,026
                                                                                         ============       ============


                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
                                                                       ----------------------    ----------------------
                                                                          1999         2000         1999         2000
                                                                       ---------    ---------    ---------    ---------
Revenues:
  Software licenses ................................................   $  79,384    $ 150,245    $ 153,455    $ 263,829
  Services .........................................................      36,311       60,483       65,095      107,352
  Maintenance ......................................................      16,252       31,894       30,996       57,720
                                                                       ---------    ---------    ---------    ---------
      Total revenues ...............................................     131,947      242,622      249,546      428,901
                                                                       ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of software licenses ........................................       3,431       10,052        6,592       15,745
  Cost of services and maintenance .................................      30,994       48,212       59,973       89,256
  Sales and marketing ..............................................      44,089       85,648       86,822      151,803
  Research and development .........................................      31,760       51,432       62,082       91,039
  General and administrative .......................................      13,427       20,909       25,598       37,511
  Amortization of intangibles ......................................          --      208,947           --      208,947
  In process R&D and acquisition-related expenses ..................         273       98,763          576       99,319
                                                                       ---------    ---------    ---------    ---------
      Total costs and expenses .....................................     123,974      523,963      241,643      693,620
                                                                       ---------    ---------    ---------    ---------
Operating income (loss) ............................................       7,973     (281,341)       7,903     (264,719)
Other income, net ..................................................       1,324        4,213        2,402        6,712
                                                                       ---------    ---------    ---------    ---------
Income (loss) before income taxes ..................................       9,297     (277,128)      10,305     (258,007)
Provision for income taxes .........................................       5,397        3,688        7,931       11,068
                                                                       ---------    ---------    ---------    ---------
Net income (loss) ..................................................   $   3,900    $(280,816)   $   2,374    $(269,075)
                                                                       =========    =========    =========    =========

Net income (loss) per share ........................................   $    0.03    $   (1.66)   $    0.02    $   (1.66)
Net income (loss) per share, assuming dilution .....................   $    0.02    $   (1.66)   $    0.01    $   (1.66)
Weighted average common shares outstanding .........................     149,874      169,115      148,626      162,116
Weighted average common shares outstanding,
  assuming dilution ................................................     163,540      169,115      162,672      162,116
Comprehensive income (loss)
  Net income (loss) ................................................   $   3,900    $(280,816)       2,374    $(269,075)
  Foreign currency translation adjustment, net of income tax .......        (641)        (769)      (1,036)        (852)
                                                                       ---------    ---------    ---------    ---------
Total comprehensive income (loss) ..................................   $   3,259    $(281,585)   $   1,338    $(269,927)
                                                                       =========    =========    =========    =========

                             See accompanying notes.

                              i2 TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------
                                                                         1999            2000
                                                                    ------------    ------------
Cash flows from operating activities:
    Net income (loss) ...........................................   $      2,374    $   (269,075)
Adjustment to reconcile net income to net cash
    provided by operating activities:
    In-process research and development .........................                         98,300
    Depreciation and amortization ...............................          7,766         220,404
    Provision for doubtful accounts .............................          3,997           4,747
    Amortization of deferred compensation .......................            292           2,152
    Deferred income taxes .......................................         (8,498)        (70,793)
    Tax benefit of stock options ................................         15,030          59,099
Changes in operating assets and liabilities net of acquired
     balances:
    Accounts receivable, net ....................................        (14,435)        (56,792)
    Prepaid and other assets ....................................         (5,458)         (6,903)
    Accounts payable ............................................          3,477           7,044
    Accrued liabilities .........................................         12,176          30,517
    Income taxes payable ........................................         (4,596)          5,665
    Deferred revenue ............................................         11,841          59,489
                                                                    ------------    ------------

            Net cash provided by operating activities ............        23,966          83,854
Cash flows from investing activities:
    Cash acquired in purchase of Aspect Development ..............            --          55,206
    Cash acquired in purchase of SupplyBase ......................            --              26
    Direct costs of purchase transactions ........................            --         (11,590)
    Long-term investments ........................................            --         (13,583)
    Purchases of furniture and equipment .........................        (8,857)        (24,792)
    Net purchases of short-term investments ......................         8,100        (148,848)
                                                                     ------------    ------------

            Net cash used by investing activities ................           (757)       (143,581)
Cash flows from financing activities:
    Proceeds from issuance of notes payable to
      stockholders ..............................................           7,016              --
    Net proceeds from sale of common stock and
      exercise of stock options .................................          11,402          29,230
                                                                     ------------    ------------

          Net cash provided by financing activities .............          18,418          29,230

Effect of exchange rates on cash ................................            (128)           (106)
                                                                     ------------    ------------
Net increase (decrease) in cash and cash
    equivalents .................................................          41,499         (30,603)
Cash and cash equivalents at the beginning of the
    period ......................................................          62,611         454,585
                                                                     ------------    ------------
Cash and cash equivalents at the end of the
    period ......................................................   $     104,110    $    423,982
                                                                     ============    ============
Supplemental disclosure of cash flow information:
    Common stock issued for acquisition of various IBM
        assets ..................................................              --    $    233,703
    Common stock issued for acquisition of Aspect
        Development .............................................              --       8,766,352
    Common stock issued for acquisition of SupplyBase ...........              --         345,452
                                                                     ------------    ------------
         Total stock issued for acquisitions ....................              --    $  9,345,507
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

On April 28, 2000 we completed our acquisition of SupplyBase, Inc. ("SupplyBase") the leading developer of high-end interactive database products, services and supply chain management tools for managing custom content. We issued approximately 1.8 million shares of our common stock with a fair market value of $345.5 million in exchange for outstanding stock, options and warrants of SupplyBase. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $6.8 million, resulting in a total purchase price of $352.3 million. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of SupplyBase have been included with our results of operations since April 28, 2000.

The total purchase price paid for the SupplyBase acquisition was allocated based on the estimated fair values of the assets acquired as follows (in thousands):


                                           SupplyBase
                                        ---------------
Net assets acquired                     $        (1,663)
Identifiable intangible assets                   15,700
Goodwill                                        331,815
In-process R&D                                    6,400
                                        ---------------
Total                                   $       352,252
                                        ===============



A total of approximately $15.7 million of the purchase consideration was allocated to other intangible assets, including developed technology ($2.8 million), assembled workforce ($1.2 million), and content databases ($11.7 million) with these amounts being amortized over two to three years.

$6.4 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including new generation and web based custom content management products ranging from 5% to 75% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cashflows to their present value. The discount rate of 25% includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

On June 9, 2000, we completed our acquisition of Aspect Development, Inc. ("Aspect") the leading developer of collaborative solutions for standardized content management and inbound supply chain solutions for business-to-business marketplaces. We issued 33.8 million shares of our common stock with a fair market value of $6.4 billion and exchanged options to purchase 14.1 million shares of our common stock with a fair value of $2.4 billion. The fair value of the exchanged options was valued using the Black-Scholes options pricing model with the following assumptions: 1) expected volatility of 0.84, 2) weighted-average risk-free interest rate of 5.60%, 3) expected terms ranging from 1-4 years and 4) no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $39.5 million, resulting in a total purchase price of $8.8 billion. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Aspect have been included with our results of operations since June 9, 2000.

The total purchase price paid for the Aspect acquisition was allocated based on the estimated fair values of the assets acquired as follows (in thousands):

                                                              Aspect
                                                            ----------
Net assets acquired ..............................          $  115,943
Identifiable intangible assets ...................             217,000
Goodwill .........................................           8,389,917
In-process R&D ...................................              83,000
                                                            ----------
Total ............................................          $8,805,860
                                                            ==========


A total of $217.0 million of the purchase consideration was allocated to other intangible assets, including developed technology ($81.0 million), assembled workforce ($10.0 million) content databases ($84.0 million) and customer lists ($42.0 million) with these amounts being amortized over two to three years.

$83.0 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including next generation and development of eBusiness products ranging from 35% to 65% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cashflows to their present value. The discount rate of 20% includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

At June 30, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the Supplybase and Aspect acquisitions totaled $196.6 million.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six month period ended June 30, 1999 and 2000 assuming Supplybase and Aspect had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                                 PRO FORMA (UNAUDITED)
                                                                SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------
                                                                1999                 2000
                                                            -----------           -----------
Revenue ..........................................          $   285,464           $   481,508

Net Loss .........................................           (1,500,850)           (1,506,367)
                                                            ===========           ===========
Basic net loss per share .........................          $     (8.46)          $     (9.29)
                                                            ===========           ===========



The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process research and development have not been included in the unaudited pro forma results because they are nonrecurring.

3. ASSET ACQUISITION

     On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of our common stock. This amount was recorded as acquired technology and cross patent rights, software licenses, which are amortized over three to five years, and in-process research and development, which is expensed immediately. The value assigned to purchased in-process technology, based on a preliminary valuation prepared by an independent third-party appraisal company, determined by identifying research projects in areas for which technological feasibility has not been established including next generation forecasting and replenishment products and next generation industry specific scheduler products ranging from 73% to 85% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cashflows to their present value. The discount rate of 19% includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. In addition, we may issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We could be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000. Issuance of this stock will be recorded as a commission or sales discount and not as an addition to purchase price.

4. LINES OF CREDIT

    In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. This facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $8.2 million of which were outstanding at June 30, 2000. At June 30, 2000, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

5. BORROWINGS

    On December 10, 1999, we issued an aggregate principal amount of $350 million of our 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. These securities were issued and sold to Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, and Credit Suisse First Boston Corporation, as the initial purchasers in reliance on the exemption from registration under Rule 144A of the Securities Act of 1933, as amended. In connection with this transaction, each of the initial purchasers represented that it was a "qualified institutional buyer" as such term is defined in the Securities and Exchange Act of 1934. The notes are convertible at the option of the holder into shares of common stock at a conversion price of approximately $75.99 per share at any time prior to maturity. The net proceeds from the offering will be used for working capital and other general corporate purposes.

6. NET INCOME PER SHARE

    Net income per share is computed in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share." Net income per share is based upon the weighted average number of common shares outstanding. Net income per share, assuming dilution, includes the effect of potentially dilutive common stock from the exercise of stock options and warrants using the treasury stock method and shares issued assuming conversion of our convertible debt, if dilutive.

    Potentially dilutive securities are excluded from the computation of net income per share, assuming dilution. Exclusion of potentially dilutive securities can occur when the exercise price of the securities exceeds the average fair value of our common stock for a particular period or the company shows a loss for the period. For the three months and six months ended June 30, 1999, approximately 1.8 million stock options were excluded from the computation of net income per share, assuming dilution. For the three months and six months ended June 30, 2000 approximately 41 million stock options were excluded from the computation of net loss per share assuming dilution.

    Reconciliations of the computation of net income per share and net income per share, assuming dilution, for the three and six months ended June 30, 1999 and 2000 are as follows (amounts in thousands, except per share amounts):

                                                                       Three Months                  Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                 -----------------------      -----------------------
                                                                   1999           2000           1999          2000
                                                                 ---------     ---------      ---------     ---------

Weighted average common shares outstanding .................       149,874       169,115        148,626       162,116

Common  shares  issuable  upon  exercise of stock
  options, net of shares assumed to be repurchased .........        13,666            --          4,046            --
                                                                 ---------     ---------      ---------     ---------
Weighted average common shares outstanding,
  assuming dilution ........................................       163,540       169,115        162,672       162,116
                                                                 =========     =========      =========     =========
Net income (loss) ..........................................     $   3,900     $(280,816)     $   2,374     $(269,075)
                                                                 =========     =========      =========     =========
Net income (loss) per share ................................     $    0.03     $   (1.66)     $    0.02     $   (1.66)
                                                                 =========     =========      =========     =========
Net income (loss) per share assuming dilution ..............     $    0.02     $   (1.66)     $    0.01     $   (1.66)
                                                                 =========     =========      =========     =========




     We incurred a net loss for the three and six months ended June 30, 2000. As a result, the common shares issuable upon exercise of stock options would have been anti-dilutive to the net loss per share and were excluded from the dilutive computation for those periods.

7. STOCKHOLDERS EQUITY

    On January 14, 2000, our board of directors approved a two-for-one stock split. The stock split was paid as a 100% dividend on February 17, 2000. All share and per share amounts included herein have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period.

8. SEGMENT AND GEOGRAPHIC INFORMATION

    We are principally engaged in the design, development, marketing and support of our RHYTHM suite of intelligent eBusiness solutions, including software applications sold under the TradeMatrix or RHYTHM trademarks and related service offerings. Historically, substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment, specifically the license, implementation and support of our software applications and related services.

9. RECENT ACCOUNTING PRONOUNCEMENTS

    In April, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" which provides guidance on accounting for certain stock option transactions, including stock options issued in a business combination, stock option repricings, and other equity arrangements. This statement is effective July 1, 2000 and is expected to have an impact on the purchase price allocation and amortization of intangibles on any business combinations accounted for as a purchase that we close subsequent to the effective date. Management will periodically evaluate the impact of this interpretation on other equity arrangements. We believe that this interpretation will not have a significant effect on our consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of fiscal 2000. Management is currently evaluating the impact of SAB 101, but we believe that SAB 101 will not have a significant effect on our consolidated financial position or results of operations based on current interpretations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be included in comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We believe that SFAS 133 will not have a material effect on our consolidated financial position or results of operations.


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

OVERVIEW

    i2 is a leading provider of intelligent eBusiness solutions that help enterprises optimize business processes both internally and among trading partners. Our solutions enable enterprises to collaborate in real-time with suppliers, design partners and customers, to significantly improve efficiencies, respond quickly to changing market demands and engage in dynamic business interactions over the Internet. Our TradeMatrix platform provides solutions and content designed to improve the functions of designing, buying, planning, selling, fulfilling and servicing products or services. These solutions compete in the broader areas of supply chain management, customer management, and product lifecycle management. Through TradeMatrix we are building, enabling, and servicing public and private Internet-based marketplaces, or eMarketplaces, which consist of communities of trading partners that, among other things, enable real-time collaboration and exchange of information among suppliers, manufacturers, distributors, logistics providers and customers. In addition, our announced TradeMatrix portal solution is designed to provide value-added services for eMarketplace participants spanning multiple digital marketplaces, which is intended to foster enhanced collaboration within and between enterprises.



RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.




                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                       --------------------------       --------------------------
                                                          1999            2000             1999            2000
                                                       ----------      ----------       ----------      ----------
Revenues:
   Software licenses .............................           60.2%           61.9%            61.5%           61.5 %
   Services ......................................           27.5            24.9             26.1            25.0
   Maintenance ...................................           12.3            13.1             12.4            13.5
                                                       ----------      ----------       ----------      ----------
         Total revenues ..........................          100.0           100.0            100.0           100.0
                                                       ----------      ----------       ----------      ----------
Costs and expenses:
   Cost of software licenses .....................            2.6             4.1              2.6             3.7
   Cost of services and maintenance ..............           23.5            19.9             24.0            20.8
   Sales and marketing ...........................           33.4            35.3             34.8            35.4
   Research and development ......................           24.1            21.2             24.9            21.2
   General and administrative ....................           10.2             8.6             10.3             8.7
   Amortization of intangibles ...................             --            86.1               --            48.7
   In process R&D and acquisition-related
     expenses ....................................            0.2            40.7              0.2            23.2
                                                       ----------      ----------       ----------      ----------
         Total costs and expenses ................           94.0           216.0             96.8           161.7
Operating income (loss) ..........................            6.0          (116.0)             3.2           (61.7)
Other income, net ................................            1.0             1.7              1.0             1.6
                                                       ----------      ----------       ----------      ----------
Income (loss) before income taxes ................            7.0          (114.2)             4.1           (60.2)
Provision for income taxes .......................            4.1             1.5              3.2             2.6
                                                       ----------      ----------       ----------      ----------
Net income (loss) ................................            3.0%         (115.7)%            1.0%          (62.7)%
                                                       ==========      ==========       ==========      ==========


 REVENUES

    Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position SOP 97-2 ("SOP 97-2"), "Software Revenue Recognition," as modified by SOP 98-9. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

    Total revenues increased 84% to $242.6 million for the three months ended June 30, 2000 from $131.9 million for the three months ended June 30, 1999. In the first six months of 2000, total revenue increased 72% to $428.9 million from $249.5 million in the first six months of 1999. We derived substantially all of our revenues from licenses associated with our suite of software products, as well as related services and maintenance, including sales through public and private marketplaces.

    SOFTWARE LICENSES. Revenues from software licenses increased 89% to $150.2 million for the three months ended June 30, 2000 from $79.4 million for the three months ended June 30, 1999. In the first six months of 2000, license revenue increased 72% to $263.8 million from $153.5 million in the first six months of 1999. The increases in software license revenues were primarily due to an increased customer awareness of the potential benefits derived from deploying our software solutions and the further acceptance and adoption of TradeMatrix(TM). During the three months ended June 30, 2000, approximately 41% of our software license revenues were derived from repeat sales. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to continue to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful. There can also be no assurance that these relationships will continue in the future.

    SERVICES. Revenues from services increased 67% to $60.5 million for the three months ended June 30, 2000 from $36.3 million for the three months ended June 30, 1999. In the first six months of 2000, service revenues increased 65% to $107.4 million from $65.1 million in the first six months of 1999. The increases in service revenues were primarily due to the increase in the number of RHYTHM licenses sold and resulting demand for consulting and implementation services. The increases were also due to an increase in the use of third-party consultants to provide implementation services to our customers which has allowed us to more rapidly penetrate international markets and targeted vertical markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period to period basis, based upon the demand for implementation, consulting and training services.

    MAINTENANCE. Revenues from maintenance increased 96% to $31.9 million for the three months ended June 30, 2000 from $16.3 million for the three months ended June 30, 1999. In the first six months of 2000, maintenance revenues increased 86% to $57.7 million from $31 million in the first six months of 1999. The increase of maintenance revenues was primarily due to the continued increase in the number of RHYTHM licenses sold and a high percentage of maintenance agreement renewals. We expect that maintenance revenues will continue to increase from levels achieved in the three months ended June 30, 2000.

    CONCENTRATION OF REVENUES. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. Although no individual customer accounted for 10% or more of total software license revenue in the first quarter of 2000, in the second quarter of 2000, one customer individually accounted for at least 10% of total software license revenues. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. For example, in each quarter of 1999 one or more customers individually accounted for at least 10% of total software license revenues during that quarter. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, an inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

    INTERNATIONAL REVENUES. Our international revenues, primarily generated from customers located in Europe, Asia, Canada and Latin America, in the three months ended June 30, 2000 were approximately 28% of total revenues, consistent with the three months ended June 30, 1999. Increases in international revenue are consistent with increases in consolidated revenues. We believe that continued growth and profitability will require further expansion in international markets. To successfully increase the level of international sales, we have utilized and will continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

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

Cost of software licenses was $10.1 million and $3.4 million for the three months ended June 30, 2000 and 1999, representing 6.7% and 4.3% of software license revenues, respectively. Cost of software licenses was $15.7 million and $6.6 million for the six months ended June 30, 2000 and 1999, representing 6% and 4.3% of software license revenues respectively. The increases in cost of software licenses were primarily due to an increase in the amount of royalty fees associated with third-party software included with sales of RHYTHM and an increase in commissions paid to third parties in connection with joint marketing and other related agreements.

    COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance was $48.2 million and $31 million for the three months ended June 30, 2000 and 1999, representing 52.2% and 59% of total services and maintenance revenues, respectively. Cost of services and maintenance was $89.3 million and $60 million for the six months ended June 30, 2000 and 1999, representing 54.1% and 62.4%, of services and maintenance revenue, respectively. The decrease in cost of services and maintenance as a percentage of revenue is related to the increase of revenue as a result of a high percentage of maintenance agreement renewals. The increases in the dollar amount of services and maintenance were primarily due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets. To the extent that our license sales do not increase at anticipated rates, the hiring of additional personnel could seriously harm our profit margins.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $85.6 million and $44.1 million in the three months ended June 30, 2000 and 1999, representing 35.3% and 33.4% of total revenues, respectively. Sales and marketing expenses were $151.8 million and $86.8 million for the six months ended June 30, 2000 and 1999, representing 35.4% and 34.8%, of total revenues, respectively. The sales and marketing expense increased in dollar amount and as a percentage of total revenues primarily due to continued expansion of our direct sales force, increased sales commissions as a result of higher revenues, continued investment in strengthening our international selling presence, and increased marketing and promotional activities as a result of our expanded suite of intelligent eBusiness solutions. We expect these expenses will continue to increase in absolute dollars and may increase as a percentage of total revenues.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $51.4 million and $31.8 million for the three months ended June 30, 2000 and 1999, representing 21.2% and 24.1% of total revenues, respectively. Research and development expenses were $91 million and $62.1 million for the six months ended June 30, 2000 and 1999, representing 21.2% and 24.9%, of total revenues, respectively. The decrease in research and development cost as a percentage of revenue is the result of increased license revenue and maintenance contract renewals and our ability to leverage our base of resources to support a larger organization. The increases in the dollar amount of research and development expenses were primarily due to the hiring of additional research and development personnel and other related costs incurred to support our growing product footprint. We expect that the dollar amount of research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for existing and new vertical markets.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses were $20.9 million and $13.4 million in the three months ended June 30, 2000 and 1999, representing 8.6% and 10.2% of total revenues, respectively. General and administrative expenses were $37.5 million and $25.6 million for the six months ended June 30, 2000 and 1999, representing 8.7% and 10.3%, of total revenue, respectively. The increases in the dollar amounts were primarily the result of increased staffing and related costs associated with the growth of our business. The decrease in general and administrative expenses as a percentage of total revenues was due primarily to the increase in revenues and our ability to leverage our base of resources to support a larger organization. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future.

    AMORTIZATION OF INTANGIBLES. In the recent past, we have sought to expand the depth and breadth of our product offerings through various technology or business acquisitions. When accounted for as a purchase, the purchase price, net of liabilities assumed, is allocated to intangibles, including goodwill, which is amortized over the life of the asset, and in-process research and development, which is expensed immediately.

On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of i2 common stock. This amount was recorded as acquired technology and cross patent rights and software licenses, to be amortized over three to five years, based on preliminary estimates. A preliminary valuation was received in the second quarter of 2000, which indicated a write-off of in-process research and development of $8.9 million. This charge reduced the amount initially allocated to cross patent rights and software licenses.

On April 28, 2000, we acquired SupplyBase, Inc. The acquisition was accounted for as a purchase in which i2 issued approximately 1.8 million shares of i2 stock in exchange for the outstanding capital stock of SupplyBase including shares reserved for issuance upon the exercise of assumed options and warrants. The excess of purchase price over net assets was allocated to intangible assets, including goodwill, and in-process research and development. The intangible assets are to be amortized over two to three years.

On June 9, 2000, we acquired Aspect Development, Inc. The acquisition was accounted for as a purchase in which i2 issued approximately 47.9 million shares of i2 stock in exchange for the outstanding capital stock of Aspect including shares reserved for issuance upon the exercise of assumed options. The excess of purchase price over net assets was allocated to intangible assets, including goodwill, and in-process research and development. The intangible assets are to be amortized over two to three years.

For the three and six months ended June 30, 2000, we incurred $208.9 million in amortization of intangibles.

    IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION-RELATED EXPENSES. At the time of acquisition, the acquisitions may involve technology that is not yet determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon acquisition.

For the three and six months ended June 30, 2000, we incurred a total of $98.8 million and $99.3 million, respectively, consisting mostly of a one time write off of in-process research and development charges related to the acquisition of certain IBM assets, SupplyBase, Inc. and Aspect Development, Inc. For the three and six months ended June 30,1999, we incurred a total of $0.3 million and $0.6 million, respectively, consisting mostly of acquisition expenses.

    OTHER INCOME, NET

    Other income, net typically consists of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $4.2 million and $1.3 million in the three months ended June 30, 2000 and 1999, representing 1.7% and 1% of total revenues, respectively. Other income, net, for the six months ended June 30, 2000 and 1999, was $6.7 million and $2.4 million representing 1.6% and 1% of total revenues, respectively. The increase in other income, net for the three and six months ended June 300, 2000 was primarily attributable to increased returns on cash, cash equivalents and short-term investment balances due to the overall increase in cash balances in 2000 and the increase in overall market interest rates, as compared to the same periods in 1999, offset by increased interest expense from the 5 1/4% convertible notes that were issued in December 1999.

    PROVISION FOR INCOME TAXES

    The effective income tax rates for the three months ended June 30, 2000 was (1.3%) compared to 58.1% for the three months ended June 30, 1999. The effective income tax rate for the six months ended June 30, 2000 was (4.3%) compared to 76.9% for the six months ended June 30, 1999. The effective income tax rate for the three and six months ended June 30, 2000 differed from the U.S. statutory rate due primarily to the non-deductibility of acquisition-related expenses. The effective rate for 1999 was affected by the non-deductible losses of certain subsidiaries and non-deductible in-process research and development and certain other acquisition-related expenses. Excluding the effects of these items, our effective tax rates for the three and six months ended June 30, 2000, and 1999 were 37.5% and 38.0%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position consisted of $636.5 million of working capital as of June 30, 2000 compared to $585 million as of December 31, 1999. The increase in working capital was primarily related to an increase in short-term investments to $292.2 million at June 30, 2000 from $124.8 million at December 31, 1999 and an increase in accounts receivable, net of allowance for doubtful accounts, to $240 million at June 30, 2000 from $157.6 million at December 31, 1999, offset by an increase in accrued liabilities to $185 million at June 30, 2000 from $85.8 million at December 31, 1999 and an increase in deferred revenue to $157.1 million at June 30, 2000 from $72.6 million at December 31, 1999. Cash flows from operations were $83.9 million and $24 million for the six months ended June 30, 2000 and 1999, respectively. Operating cash flows resulting from increased revenues, increases in deferred revenue, accrued liabilities, stock option tax benefits, and income taxes payable were partially offset by increases in accounts receivable, deferred income taxes and prepaid assets.

    Deferred revenue increased as a result of the demand for marketplace solutions provided by i2. A significant piece of the deferred revenues result from pre-payments of fees associated with marketplace transactions. Customers, such as IBM, have subscribed to multi-year commitments for our marketplace services. The deferred revenues will be recognized over time, based on the individual contracts.

    Quarter-end days' sales outstanding increased to 90 days at June 30, 2000 from 83 days for the quarter ended December 31, 1999. Accounts receivable and days' sales outstanding can fluctuate for a variety of reasons, including:

    o   the amount and timing of revenues earned;

    o   collection experience;

    o   negotiated payment terms;

    o the amount of receivables generated from international customers, which generally have longer payment terms compared to customers in the U.S. and

    o the number of large sales for which some amounts may not be due upon execution of the contract.

    We believe that the allowance for doubtful accounts at June 30, 2000 is adequate to cover any collection difficulties with respect to accounts receivable. However, a significant portion of our accounts receivable are derived from sales of large licenses, often to new customers with whom we do not have a payment history. Accordingly, there can be no assurance that the allowance will be adequate to cover any receivables which are later determined to be uncollectible, particularly if one or more large receivables becomes uncollectible.

    Cash used in investing activities was $ 143.6 million for the six months ended June 30, 2000 as compared to $0.8 million for the six months ended June 30, 1999. Expenditures during the first six months of 2000 consisted mainly of purchases of short-term investments, purchases of furniture and equipment and long-term investments partially offset by cash acquired in the purchase of SupplyBase, Inc. and Aspect Development, Inc.

    On March 27, 2000, we purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million share of our common stock. In addition, we may issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We could be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000. Issuance of this stock will be recorded as a commission or sales discount and not as an addition to purchase price.

On April 28, 2000, we acquired SupplyBase, Inc., a developer of high-end, interactive database products, services and supply chain management tools. The acquisition was accounted for as a purchase in which i2 issued approximately 1.8 million shares of i2 stock in exchange for the outstanding capital stock of SupplyBase including shares reserved for issuance upon the exercise of assumed options and warrants.

On June 9, 2000, we acquired Aspect Development, Inc., a developer of collaborative solutions for business-to business marketplaces. The acquisition was accounted for as a purchase in which i2 issued approximately 47.9 million shares of i2 stock in exchange for the outstanding capital stock of Aspect including shares reserved for issuance upon the exercise of assumed options.

    We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

    Cash provided by financing activities was $29.2 million for the six months ended June 30, 2000 as compared to $18.4 million for the six months ended June 30, 1999. The increase in cash provided by financing activities was due to an increase in the net proceeds received upon the exercise of employee stock options.

    In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. The facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to 1.75%, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $8.2 million of which were outstanding at June 30, 2000. At June 30, 2000, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

    On December 10, 1999, we issued an aggregated principal amount of $350 million of 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The notes are convertible at the option of the holder into shares of common stock at a conversion price of $75.99 per share at any time prior to maturity. We will pay interest on the notes on June 15 and December 15 of each year. The first interest payment was paid on June 15, 2000.

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


    OUR STRATEGY OF ESTABLISHING AND PROMOTING OUR TRADEMATRIX IS UNPROVEN AND MAY BE UNSUCCESSFUL.

    As part of our business strategy, we are offering the TradeMatrix platform to trading community participants in digital marketplaces. This strategy is unproven, and currently we are providing only a limited portion of our intended TradeMatrix services in only a small number of digital trading communities. We have limited experience developing and operating digital marketplaces, and we cannot be certain that these trading communities will be operated effectively, that enterprises will join and remain in these trading communities, that we will develop and provide successfully all intended TradeMatrix services, or that we will generate significant revenues from these services. To date, we have not generated significant transaction revenues from these services. If this business strategy is flawed, or if we are unable to execute effectively, our business, operating results and financial condition could be substantially harmed.

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

    RAPID GROWTH IN OUR OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

    We have experienced rapid growth. Revenues have increased to approximately $242.6 million and $428.9 million for the three and six months ended June 30, 2000, respectively, from approximately $ 131.9 and $249.5 million for the three and six months ended June 30, 1999. Revenues increased from approximately $571.1 million in 1999, from approximately $369.2 million in 1998 and from approximately $221.8 million in 1997. Our employee headcount has increased to approximately 4,910 at June 30, 2000 from approximately 2,798 at December 31, 1999, from approximately 2,353 at December 31, 1998, and from approximately 1,331 at December 31, 1997. We have also increased the scope of our operating and financial systems and the geographic distribution of our operations and customers. This growth has strained our management and operations, and they will continue to be strained if rapid growth continues. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so would harm our business, operating results and financial condition.

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

    RAPID ADOPTION OF OUR TRADEMATRIX PLATFORMS COULD REDUCE OUR SOFTWARE LICENSING REVENUES.

    Our current revenue model is mainly focused on license revenue, with additional revenues earned from consulting, maintenance and training. The TradeMatrix platform offers a more diverse and expansive set of service offerings that will generate additional revenue streams for hosting, transaction processing and subscription fees. The TradeMatrix pricing model differs from our historical model of deriving revenues from licenses of the RHYTHM suite of products, which we largely recognize upon executing a contract and delivering software. Under the TradeMatrix model, up-front license fees may be less substantial and the fees derived from subscriptions to utilize of the digital marketplace services may be more robust. We cannot predict the rate at which our customers will adopt the TradeMatrix platform or whether these expanded service offerings will adversely impact our license revenues.


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

    WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR RECENT ACQUISITIONS.

    We acquired SMART in July 1999. We also acquired various software assets, cross-patent rights and software licenses from IBM in March 2000, in April 2000, we acquired SupplyBase, Inc. and in June 2000 we acquired Aspect. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions will depend primarily on our ability to:

    o   retain, motivate and integrate the acquired personnel;

    o   integrate multiple information systems; and

    o   integrate acquired software with our existing products and services.

We may encounter difficulties in integrating our operations and products with those of SMART, IBM, SupplyBase, Aspect and others. We may not realize the benefits that we anticipated when we made these acquisitions. Our failure to successfully integrate our operations and products with those of SMART, SupplyBase, Aspect and others could seriously harm our business, operating results and financial condition.

    WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT MAY NOT BE SUCCESSFUL.

    In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. In furtherance of this strategy, in March 2000 we entered into agreements to acquire Aspect and SupplyBase. The SupplyBase transaction closed April 28, 2000 and the Aspect transaction closed June 9, 2000. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to integrate any acquired business, product or technology with our existing operations or train, retain and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

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

    From time to time, we have collaborated with other companies, including IBM and Pricewaterhouse Coopers, in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. We may not be able to enter into successful new strategic relationships in the future.

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

    OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE VOTING CONTROL.

    Our executive officers and directors together beneficially own approximately 37% of the total voting power of our company. Accordingly, these stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs.

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


                                     PART II

ITEM 2.  CHANGES IN SECURITIES.

    From April 1 through June 30, 2000, we issued approximately 426,156 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $3.03 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

    On March 27, 2000, i2 purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of i2 common stock. This issuance was deemed exempt from registration under Section 5 of the Securities Act 1933 in reliance upon Section 4(2) thereof.

     On April 28, 2000, we issued approximately 1.8 million shares of i2 common stock in exchange for the outstanding capital stock of SupplyBase, Inc. An additional 1,500 shares of i2 common stock have been reserved for issuance upon the exercise of assumed warrants. The i2 common stock issued in connection with the acquisition of SupplyBase was deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 3(a)(10) thereof, pursuant to a fairness hearing conducted by the California Department of Corporations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our annual meeting of stockholders held on May 31, 2000, our stockholders voted on the following matters:

     (1) The election of one Class III director to serve until our annual stockholders' meeting in 2003, or until his or her successor has been elected and qualified. The nominee of the Board of Directors was elected.

          Name of Nominee             Sanjiv S. Sidhu
          Number of Votes             146,140,230
          Number of Votes For         146,026,472
          Number of Votes Withheld        113,758

     (2) Approval an amendment to our 1995 Stock Option/Stock Issuance Plan to increase the number of shares of commons stock authorized to be issued under the plan by 40,000,000 shares. This amendment was approved.

          Number of Votes For           94,779,304
          Number of Votes Against       28,363,647
          Number of Broker Non-Votes    21,505,554
          Number of Abstentions          1,491,725

     At a special meeting of stockholders held on June 8, 2000, our stockholders voted on the following matters:

     Approval of a proposal to approve the issuance of shares of our common stock pursuant to a merger agreement among i2, Hoya Merger Corp., a wholly owned subsidiary of i2, and Aspect Development, Inc. The proposal was approved.

          Number of Votes For           114,871,909
          Number of Votes Against           459,959
          Number of Abstentions              14,616

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibit Index

    Number         Exhibit Description

     10.1 Agreement and Plan of Reorganization dated March 12, 2000 by and among i2 Technologies, Inc., Hoya Merger Corp. and Aspect Development, Inc., incorporated herein by reference to
                   Exhibit 2.1 to i2's Current Report on Form 8-K filed with the SEC on June 22, 2000.

     10.2 Agreement and Plan of Reorganization dated March, 12, 2000 by and among i2 Technologies, Inc., Starfish Merger Corp. and SupplyBase, Inc., incorporated herein by reference to Exhibit
                   2.1 to i2's Current Report on Form 8-K filed with the SEC on May 12, 2000.

     10.3           Employment and Noncompetition Agreement dated June 9, 2000, by and between i2 Technologies, Inc. and Romesh T. Wadhwani, incorporated by reference to Exhibit 10.2 to i2's Current Report on Form 8-K filed with the SEC on June 22, 2000.

     10.4 Employment and Noncompetition Agreement dated June 9, 2000, by and between i2 Technologies, Inc. and Robert Evans, incorporated by reference to Exhibit 10.1 to i2's Current Report on Form 8-K filed with the SEC on June 22, 2000.

     10.5 Common Stock Purchase Agreement dated March 7, 2000, by and between i2 Technologies, Inc. and International Business Machines Corporation, incorporated herein by reference to
                   Exhibit 2.1 to i2's Current Report on Form 8-K, filed with the SEC on April 17, 2000, as amended by i2's Form 8-K/A, filed with the SEC on June 1, 2000.

     27.1          Financial Data Schedule

    (b) Reports on Form 8-K

    During the quarter ended June 30, 2000, we filed the following Current Reports on Form 8-K:

    We filed a Form 8-K on April 11, 2000 (Item 2) announcing the purchase of various IBM assets, cross-patents rights and software license.

    We filed a Form 8-K on April 19, 2000 (Item 7) announcing the earnings for the first quarter of 2000.

    We filed a Form 8-K on May 12, 2000 (Item 2) announcing the completion of the SupplyBase merger including required financial statements.

    We filed a Form 8-K/A on June 1, 2000 (Item 2) announcing the purchase of various IBM assets, cross-patents rights and software license including required financial statements.

    We filed a Form 8-K on June 22, 2000 (Item 2) announcing the completion of the Aspect merger including required financial statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       i2 TECHNOLOGIES, INC.

    August  14, 2000

                                        /s/ WILLIAM M. BEECHER
                                       ----------------------------------------
                                       William M. Beecher
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal financial officer)

    August  14, 2000                    /s/ NANCY F. BRIGHAM
                                       ----------------------------------------
                                       Nancy F. Brigham
                                       Controller
                                       (Principal accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

 27.1               Financial Data Schedule