Form 10-Q
period 2000-09-30
I2 TECHNOLOGIES INC
filed 2000-11-13
CIK 1009304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        [X] Yes [ ] No


Number of shares of registrant's $0.00025 par value common stock outstanding as of November 10, 2000: 20,326,100.

                              i2 TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                                                   PAGE
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of and December 31, 1999
                  and September 30, 2000                                                    2

                  Condensed Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1999 and 2000                                  3

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1999 and 2000                                  4

                  Notes to Condensed Consolidated Financial Statements                      5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               25

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                        26

Item 2.           Changes in Securities                                                    26

Item 4.           Submission of Matters to a Vote of Security Holders                      26

Item 5.           Other Information                                                        26

Item 6.           Exhibits and Reports on Form 8-K                                         26


SIGNATURES                                                                                 27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                              i2 TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                           1999             2000
                                                                       ------------    -------------
                                               ASSETS
Current assets:
         Cash and cash equivalents .................................   $    454,585    $     504,740
         Short-term investments ....................................        124,806          219,151
         Accounts receivable, net ..................................        157,586          263,401
         Prepaid and other current assets ..........................         26,475           90,966
                                                                       ------------    -------------
           Total current assets ....................................        763,452        1,078,258
Furniture and equipment, net .......................................         50,483          104,752
Deferred income taxes and other assets .............................         33,628          203,715
Intangibles and goodwill, net ......................................         13,986        8,310,984
                                                                       ------------    -------------
           Total assets ............................................   $    861,549    $   9,697,709
                                                                       ============    =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................   $     20,039    $      41,431
         Accrued liabilities .......................................         85,757          217,709
         Deferred revenue ..........................................         72,617          163,564
                                                                       ------------    -------------
           Total current liabilities ...............................        178,413          422,704
         Deferred income taxes and other
           long-term liabilities ...................................            968           71,454
         Long term debt ............................................        350,000          350,000
                                                                       ------------    -------------
         Total liabilities .........................................        529,381          844,158
                                                                       ------------    -------------
Stockholders' equity:
     Preferred Stock, $0.001 par value,
         5,000 shares authorized, none issued ......................             --               --
     Common Stock, $0.00025 par value, 500,000 shares
         authorized, 155,412 and 199,856 shares issued
         and outstanding, respectively .............................             39               49
     Additional paid-in capital ....................................        297,879        9,845,350
     Accumulated other comprehensive loss ..........................         (4,126)          (5,183)
     Retained earnings (deficit) ...................................         38,376         (986,665)
                                                                       ------------    -------------
         Total stockholders' equity ................................        332,168        8,853,551
                                                                       ------------    -------------
         Total liabilities and stockholders' equity ................   $    861,549    $   9,697,709
                                                                       ============    =============


   The accompanying notes are an integral part of these financial statements.

                              i2 TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                             1999            2000            1999            2000
                                                         ------------    ------------    ------------    ------------
Revenues:
  Software licenses ..................................   $     88,596    $    201,623    $    242,051    $    465,451
  Services ...........................................         39,293          77,098         104,388         184,451
  Maintenance ........................................         18,407          40,802          49,403          98,521
                                                         ------------    ------------    ------------    ------------
      Total revenues .................................        146,296         319,523         395,842         748,423
                                                         ------------    ------------    ------------    ------------
Costs and expenses:
  Cost of software licenses ..........................          5,229          18,961          11,821          34,706
  Cost of services and maintenance ...................         31,210          67,000          91,183         156,256
  Sales and marketing ................................         49,305         110,852         136,127         262,655
  Research and development ...........................         33,024          60,967          95,106         152,005
  General and administrative .........................         13,456          22,947          39,054          60,458
  Amortization of intangibles ........................             --         772,107              --         981,054
  In process Research and Development
     and acquisition-related expenses ................          4,248           2,796           4,825         102,115
                                                         ------------    ------------    ------------    ------------
      Total costs and expenses .......................        136,472       1,055,630         378,116       1,749,249
                                                         ------------    ------------    ------------    ------------
Operating income (loss) ..............................          9,824        (736,107)         17,726      (1,000,826)
Other income, net ....................................          2,017           7,216           4,419          13,928
Non-cash settlement ..................................             --         (22,412)             --         (22,412)
                                                         ------------    ------------    ------------    ------------
Income (loss) before income taxes ....................         11,841        (751,303)         22,145      (1,009,310)
Provision for income taxes ...........................          6,114           4,408          14,045          15,476
                                                         ------------    ------------    ------------    ------------
Net income (loss) ....................................   $      5,727    $   (755,711)   $      8,100    $ (1,024,786)
                                                         ============    ============    ============    ============

Basic and diluted earnings per common share:
   Basic earnings per common share ...................   $       0.04    $      (3.83)   $       0.05    $      (5.87)
   Diluted earnings per common share .................   $       0.03    $      (3.83)   $       0.05    $      (5.87)

Weighted average common shares outstanding ...........        151,678         197,540         149,504         174,558
Weighted average diluted common shares
   Outstanding .......................................        165,398         197,540         163,418         174,558


Comprehensive income (loss)
 Net income (loss) ...................................   $      5,727    $   (755,711)   $      8,100    $ (1,024,786)
 Foreign currency translation adjustment,
   net of income tax .................................         (1,730)           (205)         (2,766)         (1,057)
                                                         ------------    ------------    ------------    ------------
Total comprehensive income (loss) ....................   $      3,997    $   (755,916)   $      5,334    $ (1,025,843)
                                                         ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                              i2 TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999               2000
                                                                        ------------       ------------
Cash flows from operating activities:
    Net income (loss) ...............................................   $      8,100       $ (1,024,786)
Adjustment to reconcile net income to net cash provided
      by operating activities:
    In-process research and development .............................          1,900            101,174
    Depreciation and amortization ...................................         12,232          1,001,501
    Provision for doubtful accounts .................................          6,886              9,687
    Amortization of deferred compensation ...........................            411              3,182
    Non-cash settlement .............................................             --             22,412
    Loss on equity investments ......................................             --              1,309
    Deferred income taxes ...........................................        (24,446)          (124,850)
    Tax benefit of stock options ....................................         17,876            123,831
Changes in operating assets and liabilities net of acquired
      balances:
    Accounts receivable, net ........................................        (36,404)           (85,118)
    Prepaid and other assets ........................................         (7,643)           (39,860)
    Accounts payable ................................................         11,070             17,369
    Accrued liabilities .............................................         27,454             59,514
    Income taxes payable ............................................         14,329             (1,021)
    Deferred revenue ................................................         15,465             60,753
                                                                        ------------       ------------
            Net cash provided by operating activities ...............         47,230            125,097

Cash flows from investing activities:
    Cash acquired in purchase of Aspect Development .................             --             55,206
    Cash acquired in purchase of SupplyBase .........................             --                 26
    Direct costs of purchase transactions ...........................           (500)           (23,895)
    Long-term investments ...........................................             --               (910)
    Investments in affiliates .......................................             --            (38,242)
    Purchases of furniture and equipment ............................        (22,120)           (58,471)
    Net purchases of short-term investments .........................        (27,707)           (80,839)
                                                                        ------------       ------------
            Net cash used by investing activities ...................        (50,327)          (147,125)

Cash flows from financing activities:
    Net payments on revolving line of credit ........................         (2,032)                --
    Proceeds from issuance of notes payable to
      stockholders ..................................................            500                 --
    Payments on notes payable to stockholders .......................         (3,500)                --
    Proceeds from issuance of other long-term debt ..................          4,000                 --
    Payments on other long-term debt ................................         (4,000)                --
    Net proceeds from sale of common stock and
      exercise of stock options .....................................         13,808             72,501
                                                                        ------------       ------------
          Net cash provided by financing activities .................          8,776             72,501

Effect of exchange rates on cash ....................................           (344)              (318)
                                                                        ------------       ------------
Net increase in cash and cash equivalents ...........................          5,335             50,115
Cash and cash equivalents at the beginning of the period ............         62,611            454,585
                                                                        ------------       ------------
Cash and cash equivalents at the end of the period ..................   $     67,946       $    504,740
                                                                        ============       ============

Supplemental disclosure of cash flow information:
    Common stock issued for acquisition of various IBM
        assets ......................................................   $         --       $    233,703
    Common stock issued for acquisition of Aspect
        Development .................................................             --          8,766,352
    Common stock issued for acquisition of SupplyBase ...............             --            345,452

                                                                        ------------       ------------
         Total stock issued for acquisitions ........................   $         --       $  9,365,508
                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

                              i2 TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unauditied interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of i2 Technologies, Inc. and its majority owned subsidiaries with all significant intercompany transactions eliminated.

     In the opinion of management, all adjustments (consisting only of normal recurring entries, except where noted) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2000. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. Dollar amounts presented are in thousands, except as otherwise noted.

     Certain of the 1999 amounts in the accompanying financial statement have been reclassified to conform to the current presentation.


2. BUSINESS COMBINATIONS

     In July 1999, we acquired Sales Marketing Administration Research Tracking Technologies, Inc., or SMART, which developed software applications that help companies use the Internet to build and extend relationships with customers, partners and suppliers. Under the terms of the acquisition agreement, we issued or reserved for issuance approximately 4.2 million shares of common stock for all of the outstanding capital stock of and options and warrants of SMART. The SMART acquisition was accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the combination and the results of SMART have been included with our results of operations for all periods presented.

     On April 28, 2000 we completed our acquisition of SupplyBase, Inc. ("SupplyBase"), a leading developer of high-end interactive database products, services and supply chain management tools for managing custom content. We issued or reserved for issuance approximately 1.8 million shares of our common stock with a fair market value of $345.5 million in exchange for all outstanding stock, options and warrants of SupplyBase. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $6.8 million, resulting in a total purchase price of $352.3 million. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of SupplyBase have been included with our results of operations since April 28, 2000.

     The total purchase price paid for the SupplyBase acquisition was allocated based on the estimated fair values of the assets acquired as follows:

                                          SupplyBase
                                         ------------
Net assets acquired .................... $     (1,663)
Identifiable intangible assets .........       15,700
Goodwill ...............................      331,815
In-process R&D .........................        6,400
                                         ------------
Total .................................. $    352,252
                                         ============


     A total of approximately $15.7 million of the purchase consideration was allocated to other intangible assets, including developed technology ($2.8 million), assembled workforce ($1.2 million) and content databases ($11.7 million), with these amounts being amortized over two to three years.

     $6.4 million of the SupplyBase purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including new generation and web-based custom content management products ranging from 5% to 75% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 25% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

     On June 9, 2000, we completed our acquisition of Aspect Development, Inc. ("Aspect") the leading developer of collaborative solutions for standardized content management and inbound supply chain solutions for business-to-business marketplaces. We issued or reserved for issuance 33.8 million shares of our common stock with a fair market value of $6.4 billion and exchanged options to purchase 14.1 million shares of our common stock with a fair value of $2.4 billion. The fair value of the exchanged options was valued using the Black-Scholes options pricing model with the following assumptions: 1) expected volatility of 0.84, 2) weighted-average risk-free interest rate of 5.60%, 3) expected terms ranging from 1-4 years and 4) no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $39.5 million, resulting in a total purchase price of $8.8 billion. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Aspect have been included with our results of operations since June 9, 2000.

     The total purchase price paid for the Aspect acquisition was allocated based on the estimated fair values of the assets acquired, as follows:

                                           Aspect
                                         ----------
Net assets acquired .................... $  115,943
Identifiable intangible assets .........    217,000
Goodwill ...............................  8,389,917
In-process R&D .........................     83,000
                                         ----------
Total .................................. $8,805,860
                                         ==========


     A total of $217.0 million of the purchase consideration was allocated to other intangible assets, including developed technology ($81.0 million), assembled workforce ($10.0 million) content databases ($84.0 million) and customer lists ($42.0 million), with these amounts being amortized over two to three years.

     $83.0 million of the Aspect purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including next generation and development of e-business products ranging from 35% to 65% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 20% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

     At September 30, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the SupplyBase and Aspect acquisitions totaled $955.5 million.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended September 30, 1999 and 2000 assuming SupplyBase and Aspect had been acquired at the beginning of the periods presented (in thousands, except per share data):


                                                                  PRO FORMA (UNAUDITED)
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                                1999                 2000
                                                            -----------           -----------
Revenue ..........................................          $   457,776           $   801,031

Net Loss .........................................           (2,243,741)           (2,262,087)
                                                            ===========           ===========
Basic net loss per share .........................          $    (12.24)          $    (11.64)
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


3. ASSET ACQUISITION

     On March 27, 2000, we purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of our common stock. This amount was recorded as: acquired technology and cross patent rights, software licenses, which are amortized over three to five years; and in-process research and development; which is expensed immediately. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established including next generation forecasting and replenishment products and next generation industry specific scheduler products ranging from 73% to 85% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cashflows to their present value. A discount rate of 19% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. In addition, we may issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We could be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000. Issuance of this stock will be recorded as a commission or sales discount and not as an addition to purchase price.

4. LINES OF CREDIT

     In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. In August 2000, this agreement was renewed for another year. This facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings there under bear interest at LIBOR plus 0.75% to 1.75% per annum, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $8.3 million of which were outstanding at September 30, 2000. At September 30, 2000, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

5. BORROWINGS

     On December 10, 1999, we issued an aggregate principal amount of $350 million of our 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. These securities were issued and sold to Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and

Credit Suisse First Boston Corporation, as the initial purchasers for resale to "qualified institutional buyers" in reliance on the exemption from registration provided under Rule 144A of the Securities Act of 1933, as amended. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $75.99 per share at any time prior to maturity. The net proceeds from the offering will be used for working capital and other general corporate purposes.

6. EARNINGS PER SHARE

     Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share." Basic earnings per common share is based upon the weighted average number of common shares outstanding. Dilutive earnings per common share includes the effect of potentially dilutive common shares issuable upon the exercise of stock options and warrants and upon conversion of our convertible subordinate notes using the treasury stock method, if dilutive.

     Potentially dilutive securities are excluded from the computation of diluted earnings per common share. Exclusion of potentially dilutive securities can occur when the exercise price of the securities exceeds the average fair value of our common shares for a particular period or we incur a loss for the period. For the three months and nine months ended September 30, 1999, approximately 0.6 million and 4.2 million stock options and warrants, respectively, were excluded from the computation of diluted earnings per common share. For the three and nine months ended September 30, 2000 approximately 47 million stock options and warrants and 4.6 million common shares underlying our convertible subordinated notes were excluded from the computation of diluted earnings per common share. We incurred a net loss for the three and nine months ended September 30, 2000. As a result, the common shares issuable upon exercise of stock options and warrants and upon conversion of our convertible subordinated notes would have been anti-dilutive to the net loss per share, and were excluded from the dilutive computation for those periods.

     Reconciliations of the computation of basic earnings per common share and diluted earnings per common share, for the three and nine months ended September 30, 1999 and 2000, are as follows (amounts in thousands, except per share amounts):

                                                                    Three Months                Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                               -----------------------    -----------------------
                                                                  1999         2000          1999         2000
                                                               ----------   ----------    ----------   ----------
Weighted average common shares outstanding .................      151,678      197,540       149,504      174,558

Incremental shares assuming dilution .......................       13,720           --        13,914           --
                                                               ----------   ----------    ----------   ----------
Weighted average diluted common shares outstanding .........      165,398      197,540       163,418      174,558
                                                               ==========   ==========    ==========   ==========
Net income (loss) ..........................................   $    5,727   $ (755,711)   $    8,100   $(1,024,786)
                                                               ==========   ==========    ==========   ==========
Basic earnings per common share ............................   $     0.04   $    (3.83)   $     0.05   $    (5.87)
                                                               ==========   ==========    ==========   ==========
Diluted earnings per common share ..........................   $     0.03   $    (3.83)   $     0.05   $    (5.87)
                                                               ==========   ==========    ==========   ==========



7. STOCKHOLDERS EQUITY

     On January 14, 2000, our Board of Directors approved a two-for-one stock split. The stock split was paid as a 100% dividend on February 17, 2000. All share and per share amounts included herein have been adjusted to reflect the stock split as though it had occurred at the beginning of the initial period.

     On October 17, 2000, our Board of Directors approved a two-for-one stock split. The stock split is contingent on stockholder approval of a proposed amendment to our certificate of incorporation to increase our authorized common stock to 2,000,000,000 shares. If the proposal is approved by our stockholders at a special meeting to be held November 28, 2000, the stock split is to be paid as a 100% stock dividend on or about December 5, 2000 to stockholders of record on the date of the special meeting. No share or per share amounts included herein have been adjusted to reflect this proposed stock split.

8. SEGMENT AND GEOGRAPHIC INFORMATION

     Historically, substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services. Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment, specifically the license, implementation and support of our software applications and related services.


9. COMMITMENTS AND CONTINGENCIES

Litigation

     From time-to-time, we are involved in various litigation matters arising in the ordinary course of business. We believe that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow.

     On October 10, 2000, we settled a lawsuit filed by a former employee, regarding his right to exercise stock options granted to him in 1996 while he was employed by us, prior to the our initial public offering. The settlement resulted in the recording of a $22.4 million non-cash pretax charge for the three months and nine months ended September 30, 2000.


10. RECENT ACCOUNTING PRONOUNCEMENTS

     In April, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25", which provides guidance on accounting for certain stock option transactions, including stock options issued in a business combination, stock option repricings, and other equity arrangements. This statement was effective July 1, 2000 and will impact the purchase price allocation and amortization of intangibles on any business combinations accounted for as a purchase that is closed subsequent to the effective date. Management will periodically evaluate the impact of this interpretation on other equity arrangements. We believe that this interpretation will not have a significant effect on our consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 in the fourth quarter of fiscal 2000. We believe that SAB 101 will not have a significant effect on our consolidated financial position or results of operations based on current interpretations. We will continue to evaluate the impact of SAB 101 with regard to subsequent interpretations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be included in comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We will be adopting SFAS 133 in the first quarter of 2001. We are currently evaluating the impact of SFAS 133. We believe that SFAS will not have a material effect on our consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth, future operating results or consolidated financial position; future customer benefits attributable to our products; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses; products and technologies; strategic relationships; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results" included in Item 2 of this Form 10-Q as well as those cautionary statements and other factors set forth elsewhere herein.

      References in this Form 10-Q to the terms "optimal" and "optimized" and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time and precision of the results.

OVERVIEW

     We are a leading provider of marketplace solutions designed to help enterprises optimize business processes both internally and among trading partners. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our i2 TradeMatrix comprehensive suite includes content, solutions and platforms for supply chain management, customer relationship management and supplier relationship management. Further, i2 TradeMatrix offers content and content management solutions as well as a platform for integration and administration of private and public marketplaces. For purposes of this document, reference to TradeMatrix include the solutions and products referred to above. We also provide consulting, training and maintenance in support of these offerings.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items in the unaudited Condensed Consolidated Statements of Income bear to total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       September 30,                    SEPTEMBER 30,
                                                --------------------------       --------------------------
                                                   1999            2000             1999            2000
                                                ----------      ----------       ----------      ----------
Revenues:
   Software licenses .........................        60.6%           63.1%            61.1%           62.2 %
   Services ..................................        26.9            24.1             26.4            24.6
   Maintenance ...............................        12.6            12.8             12.5            13.2
                                                ----------      ----------       ----------      ----------
         Total revenues ......................       100.0           100.0            100.0           100.0
                                                ----------      ----------       ----------      ----------
Costs and expenses:
   Cost of software licenses .................         3.6             5.9              3.0             4.6
   Cost of services and maintenance ..........        21.3            21.0             23.0            20.9
   Sales and marketing .......................        33.7            34.7             34.4            35.1
   Research and development ..................        22.6            19.1             24.0            20.3
   General and administrative ................         9.2             7.2              9.9             8.1
   Amortization of intangibles ...............          --           241.6               --           131.1
   In process R&D and acquisition-related
     expenses ................................         2.9             0.9              1.2            13.6
                                                ----------      ----------       ----------      ----------
         Total costs and expenses ............        93.3           330.4             95.5           233.7
Operating income (loss) ......................         6.7          (230.4)             4.5          (133.7)
Other income, net ............................         1.4             2.3              1.1             1.9
Non-cash settlement ..........................          --            (7.0)              --            (3.0)
                                                ----------      ----------       ----------      ----------
Income (loss) before income taxes ............         8.1          (235.1)             5.6          (134.9)
Provision for income taxes ...................         4.2             1.4              3.6             2.1
                                                ----------      ----------       ----------      ----------
Net income (loss) ............................         3.9%         (236.5)%            2.0%         (137.0)%
                                                ==========      ==========       ==========      ==========


REVENUES

     Our revenues consist of software license revenues, service revenues and maintenance revenues. Software license revenues consist of sales of software licenses, which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position SOP 97-2 ("SOP 97-2"), "Software Revenue Recognition," as modified by SOP 98-9. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is not refundable or subject to forfeiture, no significant production, modification or customization of the software is required and collection is considered probable by management. Subscriptions to access our Content databases are generally recognized ratably over the term of the subscription period. Service revenues are primarily derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     Total revenues increased 118.4% to $319.5 million for the three months ended September 30, 2000 from $146.3 million for the three months ended September 30, 1999. Total revenue increased 89.1% to $748.4 million for the nine months ended September 30, 2000 from $395.8 million for the comparable period in 1999. We derived substantially all of our revenues from licenses associated with our suite of software products and content databases, as well as related services and maintenance.

     SOFTWARE LICENSES. Software license revenues increased 127.6% to $201.6 million for the three months ended September 30, 2000 from $88.6 million for the comparable period in 1999. Software licenses revenues increased 92.3% to $465.5 million for the nine months ended September 30, 2000 from $242.1 million for the comparable period in 1999. The increases in software license revenues for all periods were due to

         o   our expanded product offerings,

         o expanded sales activities resulting from an 145% increase in direct sales reps and

         o an increase in customer awareness and interest in e-business product offerings.

       During the three months ended September 30, 2000, approximately 49% of our software license revenues were derived from repeat sales. Although we believe that direct sales will continue to account for most of our software license revenues for the foreseeable future, our strategy is to continue to increase the level of indirect sales activities. We expect that sales of our software products through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels will increase as a percentage of software license revenues. However, there can be no assurance that our efforts to expand indirect sales will be successful or will continue in the future.

     SERVICES. Service revenues increased 96.2% to $77.1 million for the three months ended September 30, 2000 from $39.3 million for the comparable period in 1999. Service revenues increased 76.7% to $184.5 million for the nine months ended September 30, 2000 from $104.4 million for the comparable period in 1999. The increases in service revenues were due to an increase in the number of marketplace solutions sold and resulting demand for consulting and implementation services. The increases also were due to an increase in the use of third-party consultants as subcontractors to provide implementation services to our customers, which has allowed us to more rapidly penetrate international markets and targeted vertical markets. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a period-to-period basis, based upon the demand for implementation, consulting and training services.

     MAINTENANCE. Maintenance revenues increased 121.7% to $40.8 million for the three months ended September 30, 2000 from $18.4 million for the comparable period in 1999. Maintenance revenues increased 99.4% to $98.5 million for the nine months ended September 30, 2000 from $49.4 million for the comparable period in 1999. The increase of maintenance revenues was due to the continued increase of license revenue agreements from prior years and quarters and the associated maintenance agreement renewals from these licenses.


     INTERNATIONAL REVENUES. Our international revenues, primarily generated from customers located in Europe, Asia, Canada and Latin America, for the three months ended September 30, 2000 were approximately 40% of total revenues, compared to approximately 22% for the comparable period in 1999. For the nine months ended September 30, 2000, international revenues represented approximately 35% of total revenues, compared to 28% for the comparable period in 1999. The increase in international revenue is consistent with our efforts to expand our international presence and sales efforts. We believe that continued growth and profitability will require further expansion in international markets. We have utilized and will continue to utilize substantial resources to expand existing and establish additional international operations. Managing international businesses provides opportunities as well as increased risk. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.


COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of:

         o commissions paid to third parties in connection with joint marketing and other related agreements;

         o   royalty fees associated with third-party software;

         o   the cost of user documentation; and

         o   the cost of reproduction and delivery of the software.

     Cost of software licenses increased 265.4% to $19 million for the three months ended September 30, 2000 from $5.2 million for the comparable period in 1999. Cost of software licenses as a percentage of software license revenue increased to 9.4% for the three months ended September 30, 2000 from 5.9% for the comparable period in 1999. This increase in cost of software licenses is due to an increase in commissions paid to third parties in connection with joint marketing and other related agreements, and an increase in the amount of royalty fees associated with third party software and content.

     Cost of software licenses increased 194.1% to $34.7 million for the nine months ended September 30, 2000 from $11.8 million for the comparable period in 1999. Cost of software licenses as a percentage of software license revenue increased to 7.5% for the nine months ended September 30, 2000 from 4.9% for the comparable period in 1999. This increase in cost of software licenses is due to an increase in commissions paid to third parties in connection with joint marketing and other related agreements and an increase in the amount of royalty fees associated with third party software and content.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists of costs associated with implementation, consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance increased 114.7% to $67 million for the three months ended September 30, 2000 from $31.2 million for the comparable period in 1999. Cost of services and maintenance as a percentage of revenue from services and maintenance, increased to 56.8% for the three months ended September 30, 2000, from 54.1% for the comparable period in 1999. This increase in both dollars and percent of revenue can be attributable to a 50% increase in the number of consultants hired mostly toward the end of the second quarter of 2000. A newly hired consultant requires 60 to 90 days to generate incremental revenue resulting in an increase of cost as a percentage of revenue.

     Cost of services and maintenance increased 71.4% to $156.3 millions for the nine months ended September 30, 2000 from $91.2 million for the comparable period in 1999. Costs of services and maintenance as a percentage of revenue from services and maintenance decreased to 55.2% for the nine months ended September 30, 2000 from 59.3% for the comparable period in 1999. The decrease in cost of services and maintenance as a percentage of revenues from services and maintenance is related to the increase of revenue as a result of a high percentage of maintenance agreement renewals.

     The increases in the dollar amount of cost of services and maintenance were due to the increase in the number of consultants, product support and training staff and the increased use of third-party consultants to provide implementation services. We expect to continue to increase the number of our consulting, product support and training personnel in the foreseeable future as a means to expand into different geographic and vertical markets.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses increased 124.9% to $110.9 million for the three months ended September 30, 2000 from $49.3 million for the comparable period in 1999. Sales and marketing expenses as a percentage of total revenues only increased to 34.7% for the three months ended September 30, 2000 from 33.7% for the comparable period in 1999.

     Sales and marketing expenses increased 92.9% to $262.7 million for the nine months ended September 30, 2000 from $136.1 million for the comparable period in 1999. Sales and marketing costs as a percentage of total revenues increased to 35.1% for the nine months ended September 30, 2000 as compared to 34.4% for the comparable period in 1999.

     The dollar amount increases in sales and marketing expenses for all periods presented are due to increase in:

         o   our direct sales force;

         o   sales commissions as a result of higher revenues; and

         o marketing and promotional activities as a result of our expanded suite of intelligent e-business solutions increased $4.5 million in the three months ended September 30, 2000 and $11.7 million in the nine months ended September 30, 2000.



     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of continued software development and product enhancements to existing software. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs.

     Research and development expenses increased 84.8% to $61.0 million for the three months ended September 30, 2000 from $33.0 million for the comparable period in 1999. Research and development expenses as a percentage of total revenues decreased to 19.1% for the three months ended September 30, 2000 from 22.6% for the comparable period in 1999.

     Research and development expenses increased 59.8% to $152.0 million for the nine months ended September 30, 2000 from $95.1 million for the comparable period in 1999. Research and development expenses as a percentage of total revenue decreased to 20.3% for the nine months ended September 30 2000 from 24.0% for the comparable period in 1999. The decrease in research and development expenses as a percentage of total revenues, is the primarily result of increased license revenues and maintenance contract renewals and our ability to leverage our base of resources to support a larger organization. The increases in the dollar amount of research and development expenses were due to an increase in research and development personnel.


     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses increased 69.6% to $22.9 million for the three months ended September 30, 2000 from $13.5 million for the comparable period in 1999. General and administrative expenses as a percentage of total revenues decreased to 7.2% in the three months ended September 30, 2000 from 9.2% for the comparable period in 1999.

     General and administrative expenses increased 54.8% to $60.5 million in the nine months ended September 30, 2000 from $39.1 million for the comparable period in 1999. General and administrative expenses as a percentage of total revenues decrease to 8.1% in the nine months ended September 30, 2000 from 9.9% for the comparable period in 1999. The increase in the dollar amounts of general and administrative expenses were primarily due to the cost of supporting more personnel including an increase in the number and size of our facilities and equipment related to the new corporate headquarters.

      The decrease in general and administrative expenses as a percentage of total revenues was due primarily to the increase in revenues and our ability to leverage our base of resources to support a larger organization. We expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future due to further growth and expansion of the company.

     AMORTIZATION OF INTANGIBLES. Historically, we have sought to expand the depth and breadth of our product offerings through various technology or business acquisitions. When an acquisition of a business is accounted for as a purchase, the purchase price, net of liabilities assumed, is allocated to intangibles, including goodwill, which is amortized over the life of the asset (typically two to three years), and in-process research and development, which is expensed immediately.

     On March 27, 2000, we purchased from IBM various software assets, cross-patent rights and software licenses with an aggregate value of approximately $234 million in exchange for approximately 1.3 million shares of our common stock. This amount was recorded as acquired technology and cross patent rights and software licenses, to be amortized over three to five years, based on independent valuation. A preliminary valuation was received in the second quarter of 2000, which indicated a write-off of in-process research and development of $8.9 million. This charge reduced the amount initially allocated to cross patent rights and software licenses.

     On April 28, 2000, we acquired SupplyBase, Inc. The acquisition was accounted for as a purchase and we issued or reserved for issuance approximately
1.8 million shares of our common stock in exchange for all of the outstanding capital stock of SupplyBase, including shares reserved for issuance upon the exercise of assumed options and warrants. The excess of purchase price over net assets was allocated to intangible assets, including goodwill, and in-process research and development. The intangible assets are to be amortized over two to three years.

     On June 9, 2000, we acquired Aspect Development. The acquisition was accounted for as a purchase and issued or reserved for issuance approximately
47.9 million shares of our common stock in exchange for all of the outstanding capital stock of Aspect, including shares reserved for issuance upon the exercise of assumed options. The excess of purchase price over net assets was allocated to intangible assets, including goodwill, and in-process research and development. The intangible assets are to be amortized over two to three years.

     Amortization of intangibles, including amortization of goodwill, related to the acquisitions noted above, amounted to $772.1 million for the three months ended September 30, 2000 and $981.1 million for the nine months ended September 30, 2000.

     IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION-RELATED EXPENSES. At the time of each acquisition, the acquisition may involve the purchase of technology that is not yet determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the acquisition.

     For the three months ended September 30, 2000, we recorded charges of $2.8 million. For the nine months ended September 30, 2000, we recorded charges of $102.1 million. These charges consisted mostly of the write-off of in-process research and development charges related to the acquisition of certain IBM assets, SupplyBase and Aspect. For the three months ended September 30,1999, we recorded charges of $4.2 million. For the nine-month period ended September 30, 1999 we recorded charges of $4.8 million. These charges consisted mostly of acquisition expenses for SMART.

    OTHER INCOME, NET

     Other income, net typically consists of interest income on short-term investments and overnight repurchase agreements partially offset by interest expense. Other income, net was $7.2 million in the three months ended September 30, 2000 and $2 million for the comparable period in 1999, representing 2.3% of total revenues in the three months ended September 30, 2000 and 1.4% of total revenues for the comparable period in 1999. Other income, net was $13.9 million for the nine months ended September 30, 2000 and $4.4 million for the comparable period in 1999 representing 1.9% of total revenue in the nine months ended September 30, 2000 and 1.1% of total revenues for the comparable period in 1999. The increase in other income, net for the three and nine months ended September 30, 2000 was attributable to increased returns on cash, cash equivalents and short-term investment balances due to the overall increase in cash balances in 2000 and the increase in overall market interest rates, as compared to the same periods in 1999, offset by the interest expense incurred from the 5 1/4% convertible notes that were issued in December 1999.

     NON-CASH SETTLEMENT

     On October 10, 2000, we settled a lawsuit filed by a former employee regarding his right to exercise stock options granted to him in 1996 while he was employed by us, prior to our initial public offering. The settlement resulted in the recording of a non-cash pre-tax charge of $22.4 million, representing 7% of total revenues for the three months ended September 30, 2000 and 3% of total revenues for the nine months ended September 30, 2000.

     PROVISION FOR INCOME TAXES

     The effective income tax rate for the three months ended September 30, 2000 was (0.6%) compared to 51.6% for the comparable period in 1999. The effective income tax rate for the nine months ended September 30, 2000 was (1.5%) compared to 63.4% for the comparable period in 1999. The effective income tax rate for the three and nine months ended September 30, 2000 differed from the U.S. statutory rate due primarily to the non-deductibility of goodwill and acquisition-related expenses. The effective rate for 1999 was affected by the non-deductible losses of certain subsidiaries and non-deductible in-process research and development and certain other acquisition-related expenses. Excluding the effects of these items, our tax rates for the three and nine months ended September 30, 2000 and 1999 were 37.5% and 38.0%, respectively.

EARNINGS PER SHARE

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both basic earnings per common share and diluted earnings per common share. Basic earnings per common share exclude the potentially dilutive effect of common stock equivalents such as stock options and convertible subordinate notes. Diluted earnings per common share include such potentially dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors:

         o the ongoing issuance of common stock associated with stock option exercises;

         o the issuance of common shares associated with our employee stock purchase program;

         o any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share;

         o the issuance of common stock to effect business combinations should we enter into such transactions;

         o the issuance of common stock or warrants to effect joint marketing, joint development, or other such arrangements should we enter into such transactions; and

         o assumed or actual conversions of debt into common stock with respect to the convertible subordinate notes issued in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position consisted of $655.6 million of working capital as of September 30, 2000 compared to $585.0 million as of December 31, 1999.

      At September 30, 2000, cash and cash equivalents and short-term investments had increased 24.9% to $723.9 million from $579.4 million at December 31, 1999. The increase in cash and cash equivalents and short-term investments was the result of cash collections on accounts receivable and a change in investing strategies.

     Net cash provided by operating activities increased to $125.1 million for the nine months ended September 30, 2000 from $47.2 million for the comparable period in 1999. Operating cash flow for the first nine months of 2000 increased as a result of increased revenues, deferred revenues, accrued liabilities and incomes taxes payable, partially offset by increases in accounts receivable, deferred income taxes and prepaid assets.

     Cash used in investing activities decreased to $147.1 million for the nine months ended September 30, 2000 from $50.3 million for the comparable period in 1999. Expenditures during the first nine months of 2000 consisted mainly of net purchases of short-term investments, purchases of furniture and equipment, investments in affiliates and long-term investments partially offset by cash acquired in the acquisition of SupplyBase and Aspect.

     Cash provided by financing activities increased to $72.5 million for the nine months ended September 30, 2000 from $8.8 million for the comparable period in 1999. The increase in cash provided by financing activities was due to net proceeds received upon the exercise of employee stock options and Employee Stock Purchase Plan purchases.

     Historically, we have made acquisitions of businesses, products and technologies and may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the amount, timing and nature of the consideration to be paid.

     In August 1999, we entered into a one-year, $30.0 million revolving credit agreement. In August 2000, this agreement was renewed for another year. The facility is unsecured and contains customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The revolving credit agreement is not subject to a borrowing base limitation and borrowings thereunder bear interest at LIBOR plus 0.75% to

1.75% per annum, depending on certain cash ratios. The maximum borrowings available under the facility are reduced by the value of outstanding letters of credit issued by the lender on our behalf, $8.3 million of which were outstanding at September 30, 2000. At September 30, 2000, there were no borrowings outstanding under this agreement and we were in compliance with all covenants.

     On December 10, 1999, we issued an aggregated principal amount of $350 million of 5 1/4% convertible subordinated notes due 2006, which were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock at a conversion price of $75.99 per share. We will pay interest on the notes on June 15 and December 15 of each year. The first interest payment was paid on June 15, 2000.

     We believe that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreement and potential cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing. There can be no assurance that such financing would be available on acceptable terms, if at all.


FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.

    If any of the following risks actually occur, they could materially adversely affect our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

OUR FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER OR WE MAY FAIL TO MEET EXPECTATIONS, WHICH WOULD NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

    Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future, due to a variety of factors, many of which are outside of our control. Factors that could affect quarterly operating results include:

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

         o   changes in our strategic relationships; and

         o   changes in our business strategy.

    Furthermore, customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy. We will continue to determine our investment and expense levels based on expected future revenues. Significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. In addition, we may reduce our prices or accelerate investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any of these activities may further limit our ability to adjust spending in response to revenue fluctuations. Revenues may not grow at historical rates in future periods, or they may not grow at all. Accordingly, we may not maintain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of public market analysts and investors, and affecting the price of our common stock

WE ANTICIPATE SEASONAL FLUCTUATIONS IN REVENUES, WHICH MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

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

HISTORICALLY A SMALL NUMBER OF INDIVIDUAL LICENSE SALES HAVE BEEN SIGNIFICANT IN EACH QUARTERLY PERIOD. THEREFORE, OUR OPERATING RESULTS FOR A GIVEN PERIOD COULD SUFFER SERIOUS HARM IF WE FAIL TO CLOSE ONE OR MORE LARGE SALES EXPECTED FOR THAT PERIOD.

    We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales, this failure could seriously harm our operating results for that period.

WE MAY NOT REMAIN COMPETITIVE, AND INCREASED COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

    Our competitors offer a variety of e-business solutions including enterprise software. We segment our competition into several main categories, including:

         o internal development efforts by corporate information technology departments;

         o other business application software vendors, generally consisting of two groups:

             o larger enterprise resource planning-based vendors who are attempting to add capabilities such as supply chain planning or business-to-business collaboration to their broad transaction system products; and

             o smaller point-solution providers who are focused on a particular industry or set of capabilities, including vendors of business-to-business, platform and fulfillment, design and source, content, demand planning, transportation management or collaboration middleware; and

         o other creators or operators of electronic marketplaces, typically focused on specific industries or offering specific services across industries, which may compete now or in the future with marketplaces created or powered by i2.

         o Relative to us, our competitors may have one or more of the following advantages:

             o   longer operating histories;

             o   greater financial, technical, marketing and other resources;

             o   better capabilities or functionality in specific areas;

             o   greater name recognition; o additional product offerings; or

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

OUR STRATEGY OF INCREASING OUR RECURRING REVENUE STREAMS BY SELLING MARKETPLACE SERVICES TO E-MARKETPLACES AND THEIR PARTICIPANTS IS UNPROVEN AND MAY BE UNSUCCESSFUL.

    As part of our business strategy, we are offering electronic marketplace services, content and the i2 TradeMatrix platform to trading communities and participants in digital marketplaces. This strategy remains unproven. We are currently providing only a limited portion of our intended i2 TradeMatrix services in only a relatively small number of digital trading communities compared to the potential market for digital trading communities. We have limited experience developing and operating digital marketplaces, and we cannot be certain that these trading communities will be operated effectively, that enterprises will join and remain in these trading communities, or that we will develop and provide successfully all intended i2 TradeMatrix services. If this business strategy is flawed, or if we are unable to execute effectively, our business, operating results and financial condition could be substantially harmed.

WE DEPEND ON OUR STRATEGIC PARTNERS AND OTHER THIRD PARTIES. IF WE FAIL TO DERIVE BENEFITS FROM OUR EXISTING AND FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WILL SUFFER.

    From time to time, we have collaborated with other companies, including IBM, PricewaterhouseCoopers, and Ariba in areas such as marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. We may not be able to enter into successful new strategic relationships in the future and our business, operating results and financial condition could be harmed.

ANY DECREASE IN DEMAND FOR OUR ENTERPRISE PRODUCTS AND SERVICES COULD SIGNIFICANTLY REDUCE OUR REVENUES.

    We derive a substantial portion of our revenues from licenses of our enterprise products and related services. Enterprise products principally include supply chain, logistics and other planning products. We expect license revenues, maintenance and consulting contracts to continue to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results will depend upon continued market acceptance of these applications. However, our enterprise applications may not achieve continued market acceptance. Competition, technological change or other factors could decrease demand for, or market acceptance of these applications. Any decrease in demand or market acceptance of i2's enterprise offering could substantially harm our business, operating results and financial condition.

WE ARE INVESTING SIGNIFICANT RESOURCES IN DEVELOPING AND MARKETING OUR E-MARKETPLACE SOLUTIONS. THE MARKET FOR THESE SOLUTIONS IS NEW AND EVOLVING, AND, IF THIS MARKET DOES NOT DEVELOP AS WE ANTICIPATE, OR IF WE ARE UNABLE TO DEVELOP ACCEPTABLE SOLUTIONS, SERIOUS HARM WOULD RESULT TO OUR BUSINESS.

    We are investing significant resources in further developing and marketing enhanced products and services to facilitate conducting business on line, including public and private e-marketplaces. For the first few months after we introduce new products and services, the demand for, and market acceptance of, those products and services are subject to a high level of uncertainty, especially where acquisition of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of e-business software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services involve a new approach to the conduct of business, and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

OUR i2 TRADEMATRIX SOLUTIONS ARE HOSTED BY A VARIETY OF THIRD PARTIES AND CUSTOMERS MAY EXPERIENCE PERFORMANCE PROBLEMS OR DELAYS AS A RESULT OF SERVICE INTERRUPTIONS.

   Our i2 TradeMatrix platform may be hosted by different companies. Dissatisfaction or problems with the services of the third parties that host our TradeMatrix solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disaster, sabotage, vandalism, or other similar events could result in a reduction of business generated by the marketplace. In addition, failure of any telecommunications providers to provide consistent data communications capacity could result in interruptions in services. Each of these service providers could experience outages, delays and other difficulties due to system failures unrelated to our products, services and systems. Dissatisfaction with these hosting providers could adversely affect our relationship with our customers resulting in a loss of future sales of licenses and services to the customer, which could have a material adverse effect on our business.

IF WE PUBLISH INACCURATE CATALOG CONTENT DATA, OUR BUSINESS COULD SUFFER.

    The accurate publication of catalog content is critical to our customers' businesses. Our i2 TradeMatrix suite offers content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from participating in the i2 TradeMatrix marketplaces, damage our business reputation and harm our ability to win new customers. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could harm our business, operating results and financial condition.

THE MARKETS IN WHICH WE COMPETE EXPERIENCE RAPID TECHNOLOGICAL CHANGE. IF WE DO NOT RESPOND TO THE TECHNOLOGICAL ADVANCES OF THE MARKETPLACE, WE COULD SERIOUSLY HARM OUR BUSINESS.

    Enterprises are increasing their focus on decision-support solutions for e-business challenges. As a result, they are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others, or if our new products or product enhancements and services do not achieve market acceptance, these events could impact our business, operating results and financial condition.

IF USE OF THE INTERNET FOR COMMERCE AND COMMUNICATION DOES NOT INCREASE AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

    We are offering new and enhanced products and services, which depend on increased acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist a limited number of proven services and products.

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

    Due to increasing popularity and use of the Internet, it is possible that state, federal and international regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could decrease the expansion of the Internet, causing our costs to increase and our growth to be harmed.

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

IF OUR ENCRYPTION TECHNOLOGY FAILS TO ENSURE THE SECURITY OF OUR CUSTOMERS' ONLINE TRANSACTIONS, SERIOUS HARM TO OUR BUSINESS COULD RESULT.

    The secure exchange of value and confidential information over public networks is a significant concern of consumers engaging in online transactions and interaction. Our customer management software applications use encryption technology to provide the security necessary to affect the secure exchange of value and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, financial condition and operating results.

RAPID GROWTH IN OUR OPERATIONS COULD INCREASE DEMANDS ON OUR MANAGERIAL AND OPERATIONAL RESOURCES.

   We have experienced rapid growth. Revenues have increased to approximately $748.4 million for the nine months ended September 30, 2000 from approximately $395.8 million for the comparable period in 1999. Total annual revenues increased to approximately $571.1 million in 1999, from approximately $369.2 million in 1998 and from approximately $221.8 million in 1997. Our employee headcount has increased to approximately 5,350 at September 30, 2000, from approximately 2,800 at December 31, 1999, and from approximately 2,350 at December 31, 1998. We have also increased the scope of our operating and financial systems and the geographic distribution of our operations and customers. This growth has placed increased demands on our management and operations, and if our rapid growth continues, may continue to place increasing demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR RECENT ACQUISITIONS.

     In April 2000, we acquired SupplyBase and in June 2000, we acquired Aspect. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. The success of these acquisitions will depend primarily on our ability to:

    o   retain, motivate and integrate the acquired personnel;

    o   integrate multiple information systems; and

    o   integrate acquired software with our existing products and services.

We may encounter difficulties in integrating our operations and products with those of SupplyBase, Aspect and other acquisitions. We may not realize the benefits that we anticipated when we made these acquisitions. Our failure to successfully integrate our operations and products with those of SupplyBase, Aspect and other acquisitions could seriously harm our business, operating results and financial condition.

WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT MAY NOT BE SUCCESSFUL.

    In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired businesses, products or technology with our existing operations or train, retain and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR COMPANY.

    Our international operations are subject to risks inherent in international business activities. In addition, we may expand our international operations in the future, which would increase our exposure to these risks. The risks we face internationally include:

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

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD SERIOUSLY HARM OUR COMPANY.

    We rely upon the continued service of a relatively small number of key technical and senior management personnel. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical and managerial personnel. Very few of our key technical or senior management personnel are bound by employment agreements. As a result, our employees could leave with little or no prior notice. We may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our loss of any of our key technical and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business, operating results and financial condition.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

    We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. In addition, we generally license enterprise products to end users in object code (machine-readable) format, and our license agreements generally allow the use of enterprise products solely by the customer for internal purposes without the right to sublicense or transfer the enterprise products. However, these measures afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Although we believe software piracy may be a problem, we are not able to determine the extent to which piracy of our software products exists. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy.

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

    We resell some software that we license from third parties. Although we may continue this practice, third-party software licenses may not continue to be available to us on commercially reasonable terms or as a result of infringement claims. Our inability to maintain or obtain any of these software licenses will delay or reduce our product shipments until we can identify, license and integrate equivalent software. Any loss of these licenses or delay or reduction in product shipments could harm our business, operating results and financial condition.

OUR PRODUCTS' FAILURE TO REMAIN COMPATIBLE WITH EXISTING AND NEW COMPUTERS AND SOFTWARE OPERATING SYSTEMS WOULD SERIOUSLY HARM OUR BUSINESS.

    Our i2 TradeMatrix software can operate on a variety of hardware platforms such as Digital Equipment/Compaq, Hewlett-Packard, IBM and Sun Microsystems and operating systems from Sun Microsystems and Microsoft. i2 TradeMatrix can access data from most widely-used structured query language databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to attempt to adapt i2 TradeMatrix to those platforms in order to remain competitive. However, those platforms may not be architecturally compatible with i2 TradeMatrix software product design, and we may not be able to adapt i2 TradeMatrix to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to adapt to new platforms that achieve significant market acceptance would seriously harm our business, operating results and financial condition.

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

RELEASES OF AND PROBLEMS WITH NEW PRODUCTS MAY CAUSE PURCHASING DELAYS, WHICH WOULD HARM OUR REVENUES.

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

WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS.

    Our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

    Our executive officers and directors together beneficially own approximately 34.1% of the total voting power of our company. Accordingly, these stockholders will have significant influence in determining the composition of our Board of Directors and will continue to have significant influence over our affairs.

OUR CHARTER AND BYLAWS HAVE ANTI-TAKEOVER PROVISIONS.

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

OUR STOCK PRICE HISTORICALLY HAS BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL COMMON STOCK WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

    The market price of our common stock has been volatile in the past, and the market price of our common stock may be volatile in the future. The following factors may significantly affect the market price of our common stock:

    o   quarterly variations in our results of operations;

    o the announcement of new products or product enhancements by us or our competitors;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information concerning market risk is contained on Page 30 of our 1999 Annual Report on Form 10-K and is incorporated herein by reference to such annual report.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     We are, from time to time, involved in various litigation matters arising in the ordinary course of business. We believe that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow.



ITEM 2.  CHANGES IN SECURITIES.

     From July 1, 2000 to September 30, 2000, we issued approximately 271,340 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.01 to $3.03 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

     On September 25, 2000, we issued 109,514 shares of our common stock to Caterpillar Inc. in exchange for various software assets, patent rights and software licenses. These securities were issued in reliance upon Section 4(2) of the Securities Act of 1933 and the recipient of the securities represented its intention to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the stock certificates issued in the transaction.

     On August 24, 2000, we issued 14,189 shares of our common stock and paid $600,000 in cash to Open First, Inc. in exchange for all of its assets. These securities were issued in reliance upon Section 4(2) of the Securities Act of 1933 and the recipient of the securities represented its intention to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the stock certificates issued in the transaction.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index

       Number         Exhibit Description

       27.1          Financial Data Schedule


(b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       i2 TECHNOLOGIES, INC.
                                       (Registrant)


    November 10, 2000                  /s/ William M. Beecher
                                       ----------------------------------------
                                       William M. Beecher
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal financial officer)


    November 10, 2000                  /s/ Nancy F. Brigham
                                       ----------------------------------------
                                       Nancy F. Brigham
                                       Controller
                                       (Principal accounting officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27.1               Financial Data Schedule