Form 10-Q/A
period 2000-09-30
I2 TECHNOLOGIES INC
filed 2000-11-14
CIK 1009304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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


Number of shares of registrant's $0.00025 par value common stock outstanding as of November 10, 2000: 202,326,100.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       i2 TECHNOLOGIES, INC.
                                       (Registrant)


    November 14, 2000                  /s/ William M. Beecher
                                       ----------------------------------------
                                       William M. Beecher
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal financial officer)


    November 14, 2000                  /s/ Nancy F. Brigham
                                       ----------------------------------------
                                       Nancy F. Brigham
                                       Controller
                                       (Principal accounting officer)