Form 10-K
period 2000-12-31
I2 TECHNOLOGIES INC
filed 2001-03-29
CIK 1009304

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-28030

                             i2 TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      75-2294945
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
                 ONE i2 PLACE                                      75234
               11701 LUNA ROAD                                   (Zip code)
                DALLAS, TEXAS
   (Address of principal executive offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 26, 2001 as reported on the Nasdaq National Market, was approximately $4.3 billion (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

     As of March 26, 2001, the Registrant had 410,735,877 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     The disclosures set forth in this report are qualified by the sections captioned "Forward-Looking Statements" and "Factors That May Affect Future Results" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

OUR COMPANY

     i2 is a leading provider of e-business and marketplace software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our i2 TradeMatrix products consider the conditions of companies to optimize key business processes -- from product design to customer relationships. Our products are designed to help customers, partners, suppliers and service providers conduct business together and offer a technology infrastructure supporting collaboration, commerce and content. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. Our product suites may be used by our customers to align their value chain to serve their customers. We also provide services such as consulting, training and maintenance in support of these offerings.

     As part of our strategic plan, we have invested in companies to acquire software and other products that complement ours. On June 9, 2000, we completed the acquisition of Aspect Development, Inc. (Aspect), a developer of collaborative solutions for business-to-business marketplaces. Prior to the acquisition of Aspect, we acquired SupplyBase, Inc. (SupplyBase), a developer of interactive database products, services and supply chain management tools on April 28, 2000. These acquisitions were accounted for using the purchase method and have enabled us to quickly advance our content market offering.

     On December 27, 2000, we entered into a definitive agreement to acquire Trade Services Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate EC Content, Inc., which develops and manages content for digital marketplaces, e-procurement and supplier syndication. Pursuant to the amended agreement, we purchased all the outstanding stock of both companies for approximately $75.0 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock, and a convertible promissory note maturing in September 2003. This acquisition closed on March 23, 2001 and will be accounted for using the purchase method.

     On March 8, 2001, we entered into a definitive agreement to acquire Rightworks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for all the outstanding stock of Rightworks. The transaction is expected to close in the second quarter of 2001 and will be accounted for using the purchase method.

     We provide dynamic software solutions to leading companies in industries such as aerospace and defense, automotive, chemicals, durable and non-durable consumer goods, high-tech hardware, software and electronics, industrial equipment, logistics, metals, pulp and paper, pharmaceuticals, retail, semiconductors, textiles and apparel, and telecommunications. We have over 1,000 global customers in a wide variety of industries. Our customers include:

Apple Computer        Avnet                     Barnes & Noble                  Bax Global
Bristol-Myers Squibb  British American Tobacco  Case                            Cannon
Caterpillar           Corning                   Corus (formerly British Steel)  Dana Corporation
Dell                  Dole                      Ericsson                        Emerson
Ford                  Frito-Lay                 General Electric                General Motors
Hewlett-Packard       Hitachi                   IBM                             Johnson and Johnson
K-Mart                Merck                     3M                              Mitsubishi
Motorola              NEC                       Nokia                           Nortel
Penske Logistics      Philips                   Samsung                         Siemens
Sony                  Texas Instruments         Timex                           Toshiba
UPS                   US Steel                  VF Corporation                  Whirlpool

     Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

INDUSTRY BACKGROUND

     Today's increasingly competitive business environment has forced many companies in diverse industries to increase efficiencies while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to product quality, variety and price, businesses also recognize the need to shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Furthermore, a company's trading network may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise value chains and marketplaces.

     In the past, companies have sought to address the changing business environment by investing in enterprise resource planning (ERP) systems and first generation e-commerce systems; however, these systems do not provide the forward visibility and high-speed decision-support capabilities required by many businesses today. To increase competitiveness, many companies are looking for a comprehensive suite of products that provide tools for improved visibility, fast and accurate decision-making, and execution across all critical processes.

     The growth of the Internet and the proliferation of software applications, such as applications for supply chain management, supplier relationship management, and customer relationship management, are accelerating many companies' efforts to increase efficiencies by enabling a platform-independent communications network. This platform independence has prompted demands for a dynamic, open and integrated environment among customers, suppliers, and designers. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers over the Internet.

THE i2 SOLUTION

     We provide our customers with dynamic software solutions and services designed to optimize and integrate key business processes including supply chain management, customer relationship management and supplier relationship management. Our solutions are also capable of web-based, real-time collaboration and order fulfillment capabilities in both business-to-business and business-to-consumer exchanges. Customers are using our solutions to design or re-engineer their business models in pursuit of increased market share and enhanced competitiveness.

     Our i2 TradeMatrix products are built upon our foundation of advanced planning, optimization and execution capabilities. Our products can help build competitive advantage and profitability by combining operational excellence, customer intimacy and product leadership.

     Our approach to customer relationships is centered on the creation of value for our customers. As part of this dedication to providing value for our customers, in 1995, we established a goal of generating more than $50 billion in total value through growth and savings for our customers by 2005. In 2000, we increased our goal to provide $75 billion in total value by 2005. We have reported over $16 billion of value delivered to date toward this goal.

i2 -- A HISTORY OF INNOVATION

     We have offered supply chain management solutions since the company was founded 13 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, developed a dynamic solution to optimize the flow of materials within a factory. This solution, Factory Planner, was our flagship product and it has assisted our customers in maximizing the profitability of their factories while reducing their materials and inventory costs.

     We then expanded this solution to the extended supply chain, which includes multiple factories, distribution centers, warehouses and logistics, and added solutions for demand planning and fulfillment. We have continued to apply innovative solutions to the extended supply chain, supplier relationship and customer relationship processes and functions. To facilitate the design of new products, we provide customers with solutions that are able to more efficiently source and procure materials and components from suppliers, contract with suppliers, and make design decisions knowing how they will affect existing products and the total product portfolio supply chain. We offer solutions for managing the order-to-cash cycle in customer relationship management, aimed at customer concerns regarding product selection, prices, availability of products, order management and settlement on orders.

     As the business environment evolved, we introduced marketplace services consisting of a portfolio of shared information services to enable public and private digital trading communities to optimize both planning and trading processes. These services are designed to provide enhanced decision making and transaction execution within business-to-business and business-to-consumer environments, from collaboration with strategic partners to fulfilling and tracking multi-vendor orders for customers. Private trading communities address a known set of participants, such as a company and its customers, suppliers or service providers. Public trading communities offer open participation for a target industry.

PRODUCTS

     Our i2 TradeMatrix products operate as flexible, integrated solutions and are available in single and multi-site configurations, with various extensions. Our solutions are designed to assist our customers in improving current business processes, return on assets, profitability and customer service levels. As a result of these and other advantages, our solutions are designed to help customers increase market share, enhance their competitive advantage and deliver on their promises to their customers. Our primary products are contained in the following groups: i2 Supply Chain Management, i2 Customer Relationship Management, i2 Supplier Relationship Management, i2 Content, i2 TradeMatrix Platform, and TradeMatrix Network.

     i2 Supply Chain Management(TM) (SCM). The i2 SCM suite helps businesses coordinate the movement of goods and materials through the supply chain, to product delivery and to the customer. Using the i2 SCM suite, a business can estimate future demand for its products to enable planners to more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when, and what parts to have in inventory to make those products. The i2 SCM suite also extends to the planning of procurement, production, logistics and services. We also recently announced i2 TradeMatrix Pronto(TM) as a part of our SCM product group. Pronto is a supplier enablement solution for mid-market companies that allows suppliers to participate in the extended supply chain with their customers. Pronto is designed to enable suppliers to respond to their customers with reliable and profitable supply commitments.

     i2 Customer Relationship Management(TM)(CRM). The foundation of the i2 CRM suite drives the order management and fulfillment processes of managing customer relationships, providing visibility into inventory so a company can make accurate promises and deliver in the fastest way at the lowest cost. From this base, the i2 CRM suite provides solutions for marketing, sales and service, including such functionality as campaign management, opportunity qualification and management, product configuration, pricing, order management, service asset management, service scheduling and dispatch.

     i2 Supplier Relationship Management(TM) (SRM). The i2 SRM suite is an integrated suite of business-to-business design, sourcing and procurement capabilities that enables companies and their suppliers to collaboratively create and manufacture better products faster, at lower cost. The strategic solutions in the i2 SRM suite provide decision-support and optimization tools that help companies improve decision-making on supplies and the parts to use in products. During product development, the i2 SRM suite optimizes designs by considering sourcing and supply chain constraints, as well as allowing design collaboration when outsourcing manufacturing or custom parts. During procurement, the i2 SRM suite enables companies to define sourcing strategy to reduce supply risks and costs, negotiate terms and streamline the requisitioning and buying of both direct and indirect materials.

     i2 Content. Content is the knowledge behind e-business decisions and the information about items and suppliers that can be used to describe, search, compare, buy or select an item. Without content, e-commerce is impossible. The i2 Content solution consists of content management software, content services and reference content. Our content management software provides publication, subscription, management and syndication functionality for marketplaces and enables the searching of multiple marketplaces, the identification of parts or services that match both technical and price criteria and the delivery of business-to-business content services via the Internet. Additionally, our content management software provides a standards-based method for content exchange and collaboration among trading partners and marketplaces.

     Content services provided with i2 Content include legacy data conversion services and custom content creation-capabilities that enable enterprises and marketplaces to access needed part, component and supplier data.

     Our reference content contains over 20 million part, component, and item-specific records from thousands of suppliers worldwide and provides detailed technical and pricing information about the available products and the suppliers that are connected to the marketplace. Our reference content also provides technical information to select parts -- searchable by form, fit, or function.

     i2 TradeMatrix Platform.(TM) The i2 TradeMatrix Platform enables companies to design, deploy, operate and monitor e-marketplaces with security, reliability and scalability. It is a flexible, open, standards-compliant, integrated system that provides the infrastructure, administration services and intelligence for marketplace owners. The i2 TradeMatrix Platform supports e-business interactions from auctions, to collaboration, to inter-enterprise planning; provides a multi-enterprise supply chain model to enable collaborative decision-support across multiple business partners; provides open, standard messaging; and leverages existing information technology infrastructures.

     TradeMatrix Network.(TM) TradeMatrix Network is a web of private and public marketplaces whereby participants can gain access to an expanded population of business partners and customers as well as an expanded set of e-business services. TradeMatrix Network is intended to address the e-marketplace and partner connectivity challenges faced by businesses. TradeMatrix Network extends the i2 SRM, SCM and CRM solutions to gain access to real-time information from trading partners and marketplaces.

PRODUCT DEVELOPMENT

     We originally introduced our RHYTHM software in 1992 and subsequently have added many new products and product enhancements. We rebranded RHYTHM solutions as i2 TradeMatrix solutions in 2000, unifying it within the i2 TradeMatrix framework. We have adopted a strategy of periodically reinventing our products to meet our customers' needs and we strive to ensure that each new generation of our products is compatible with previous releases. We focus our ongoing product development efforts on broadening or deepening the functionality of our core products and services to address new industries, marketplaces and geographic markets. These services and solutions are evolving and have been developed using an architecture for e-business that is (1) modular, so components may be easily substituted; (2) flexible, to quickly respond to changing business conditions; (3) open, to support multiple protocols; and (4) scalable, to handle the large volumes of queries and transactions that are typical in a business environment.

     Our internal development staff has developed our products through project teams focused on independent components of the software under development. We maintain product release planning procedures to ensure integration, testing and version control among the different project development teams. We maintain development centers in various cities in the U.S. and in Canada, Finland, India and the United Kingdom.

     Research and development expenses totaled $217.9 million in 2000, $132.3 million in 1999 and $94.2 million in 1998. While we have continued to focus on development of new and enhanced products, research and development expenses have declined as a percentage of revenues in recent periods. Research and development expenses were 19.3% of total revenues in 2000, down from 23.2% in 1999 and 25.5% in 1998.

CUSTOMER SERVICE AND SUPPORT

     We believe that providing high levels of customer service and technical support are necessary to achieve customer satisfaction and continued license sales and revenue growth. We have expanded our service and support centers geographically and now have support centers in the U.S. and in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, India, Japan, Mexico, Singapore, South Africa, Taiwan and the United Kingdom. Accordingly, we are committed to continue recruiting and maintaining a high-quality technical support team. Our customer service and support activities consist of the following:

     Consulting. We offer our customers on-site consulting services aimed at assisting in the implementation of our solutions and services and integration with the customers' existing systems. These consulting services are concentrated on making implementation cost-effective for customers by enabling them to independently perform as many of the integration tasks as possible. We also leverage the use of global third-party consulting firms to more rapidly penetrate our target markets.

     Training. We offer education and training programs for our customers and our third-party implementation providers. Classes are offered at our offices and at customer locations. These classes focus on the fundamental principles of our software products as well as implementation and use.

     Maintenance and Product Updates. We provide ongoing product support services for our solution suites. Maintenance contracts are typically sold to customers at the time of the initial license and may be renewed for additional periods. Our maintenance agreements with our customers provide product updates and enhancements to the products purchased by the customer. Ongoing support and maintenance services are available on a seven-day week, 24-hour day basis, if desired.

     Hosting Services. Customers can choose to have certain i2 software hosted through a third party, including our current certified hosting providers, IBM and Sabre. We offer a variety of services to our customers using third-party hosting providers, including the initial configuration, upgrades and managed services for the hosted environment.

SALES AND MARKETING

     We sell our software and services through our direct sales organization augmented by other sales channels, including e-business providers and systems consulting and integration firms. Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with industry experience in aerospace and defense, automotive, chemicals, durable and non-durable consumer goods, high-tech hardware and electronics, industrial equipment, logistics, metals, pulp and paper, pharmaceuticals, retail, semiconductors, textiles and apparel and telecommunications.

     We currently have joint marketing agreements with over 60 software vendors and e-business providers, including Broadvision, IBM and Siebel, and nearly 80 systems consulting and integration firms, including Accenture, A. T. Kearney, Cap Gemini Ernst & Young, EDS, Deloitte & Touche, IBM Global Services and PricewaterhouseCoopers. These joint marketing agreements generally provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other e-business providers and obtain favorable product recommendations from systems consulting and integration firms, thereby increasing the market coverage of our products. We have also negotiated contracts to receive a specified fee from other software providers when these companies offer their products to customers through our i2 TradeMatrix Platform.

INTERNATIONAL OPERATIONS

     We have international offices in Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 3.8% of our total consolidated assets (20.2% of total consolidated assets excluding intangible assets) as of December 31, 2000. In 2000, international revenues accounted for 34.9% of total revenues.

COMPETITION

     The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications designed to offer out-of-the-box integration, while most offer point solutions designed specifically to target particular functions or industries. We attempt to bring together best-of-breed applications in an integrated environment to capture the advantages of both approaches, and to offer our customers a one-stop shop for critical e-business solutions. More specifically, we compete with:

     - Large ERP software vendors, including Oracle and SAP, who have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their transaction system products.

     - Companies such as Adexa, Manugistics and others that compete principally with our supply chain management applications.

     - Companies such as Agile, Commerce One and others that compete principally with our supplier relationship management applications.

     - Companies such as Trilogy and others that compete principally with our customer relationship management applications.

     - Companies such as RTI, Saqqara and others that compete principally with our content and content management applications.

     - Other vendors who establish electronic marketplaces and indirect procurement capabilities that may compete now or in the future with marketplaces created or powered by us.

     - Other business application software vendors that may offer or partner with independent developers of advanced planning and scheduling software.

     - Internal development efforts by corporate information technology departments.

PROPRIETARY RIGHTS AND LICENSES

     We regard our trademarks, copyrights, trade secrets, technology and other proprietary rights as critical to our business. To protect our proprietary rights, we primarily rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements and contractual provisions. We license our software products in object code (machine-readable) format to customers under license agreements and we do not sell or otherwise transfer title of our software products to our customers. Our non-exclusive license agreements generally allow the use of our software products solely by the customer for specified purposes without the right to sublicense or transfer our software products.

     Trademarks are important to our business as we use them in our marketing and promotional activities as well as with the delivery of our software products. Our registered trademarks include i2, i2 Technologies and Design, RHYTHM and PLANET. Other trademarks of i2 include TRADEMATRIX, i2 TRADEMATRIX, IN2ACTION, TRADEMATRIX NETWORK, INFINITE CONTENT and DESIGN and POWERING THE BOTTOM LINE.

     We hold a number of U.S. patents that predominantly relate to planning systems and interactive report generation. These patents expire at various times through 2018. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We resell some software that we license from third parties and incorporate in, or sell in conjunction with, our products.

EMPLOYEES

     As of February 28, 2001, we had approximately 6,000 full-time employees, including approximately 1,950 primarily engaged in research and development activities and approximately 1,700 engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by collective bargaining agreements and we have never experienced a work stoppage. We believe employee relations are very good.

ITEM 2. PROPERTIES

     Our primary offices are located in Dallas, Texas and are held under lease contracts that expire at various dates through 2011. These facilities house our executive and primary administrative offices as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Singapore, Spain, South Africa, Sweden, Switzerland, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities.

     We consider our properties to be suitable and adequate for our present needs. We maintain options to lease additional space in areas near our current facilities to the extent necessary based on our current and expected future level of facility utilization.

ITEM 3. LEGAL PROCEEDINGS

     On October 10, 2000, we settled a lawsuit filed by a former employee alleging his right to exercise stock options granted to him in 1996 while he was employed by us, prior to the initial public offering of our stock. The settlement resulted in the recognition of a $22.4 million non-cash, pre-tax charge during the third quarter of 2000. In a separate matter, an employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of these options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

     Since March 2, 2001, several class action lawsuits have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. In substance, all of the complaints allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with our customer Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The plaintiffs in the actions purport to represent persons who purchased our stock during various periods ranging from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and we and our officers have meritorious defenses.

     We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders held on November 28, 2000, our stockholders voted on a proposed amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 0.5 billion to 2.0 billion. This amendment was approved.

Number of votes for.........................................  162,987,285
Number of votes against.....................................    8,882,790
Number of abstentions and broker non-votes..................       50,768

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "ITWO." The following table lists the high and low per share intra-day sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated. All share and per share data in this report reflect the two-for-one stock splits of our common stock paid as 100% stock dividends on June 2, 1998, February 17, 2000 and December 5, 2000.

                                                               HIGH      LOW
                                                              ------    ------
2000
Fourth quarter..............................................  $96.13    $36.00
Third quarter...............................................   99.44     49.13
Second quarter..............................................   71.38     34.50
First quarter...............................................  111.75     35.08

1999
Fourth quarter..............................................  $54.50    $ 9.35
Third quarter...............................................   12.10      6.53
Second quarter..............................................   10.89      4.44
First quarter...............................................    9.00      5.63

     As of March 26, 2001, there were 410,735,877 shares of our common stock outstanding held by 1,011 holders of record.

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

     On March 9, 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees have the option to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 8, 2001. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive 1.1 new stock options for each stock option cancelled. The exchange program has been organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program will result. Members of our Board of Directors, executive officers, and certain members of the senior management team are not eligible to participate in this program.

     During the fourth quarter of 2000, we issued an aggregate of 842,536 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.0022 to $1.51 per share. These issuances were deemed exempt from registration under
Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

     On December 10, 1999, we issued an aggregate principal amount of $350.0 million of our 5.25% convertible subordinated notes due 2006. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. As of December 31, 2000, none of the notes have been converted to common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following summary of consolidated financial data is derived from our audited financial statements as of and for the five years ended December 31, 2000. The following consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included elsewhere in this report. As discussed in Note 2 -- Business Combinations in the Notes to Consolidated Financial Statements, our acquisitions of SupplyBase on April 28, 2000 and Aspect on June 9, 2000, were accounted for using the purchase method. Accordingly, the operating results of SupplyBase and Aspect are included with our results of operations since their respective dates of acquisition. Amounts shown are in thousands, except per share data.

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                       2000          1999        1998        1997        1996
                                    -----------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses...............  $   709,177    $352,597    $234,316    $141,766    $ 62,063
  Services........................      271,009     147,893      91,726      58,218      30,569
  Maintenance.....................      146,139      70,620      43,115      21,792       8,881
                                    -----------    --------    --------    --------    --------
          Total revenues..........    1,126,325     571,110     369,157     221,776     101,513
Costs and expenses:
  Cost of software licenses.......       53,331      17,981       7,967       2,746         260
  Cost of services and
     maintenance..................      234,191     125,934      77,459      48,422      21,761
  Sales and marketing.............      390,111     194,752     129,978      77,071      35,484
  Research and development........      217,938     132,278      94,199      57,392      23,559
  General and administrative......       86,888      53,188      38,191      24,984      11,108
  Amortization of intangibles.....    1,753,605          --          --          --          --
  In-process research and
     development and acquisition-
     related expenses.............      102,373       6,552       7,618       9,306       1,133
                                    -----------    --------    --------    --------    --------
          Total costs and
            expenses..............    2,838,437     530,685     355,412     219,921      93,305
                                    -----------    --------    --------    --------    --------
Operating income..................   (1,712,112)     40,425      13,745       1,855       8,208
Other income, net.................       18,227       7,642       8,753       3,309       1,671
Non-cash settlement...............      (22,412)         --          --          --          --
                                    -----------    --------    --------    --------    --------
Income (loss) before income
  taxes...........................   (1,716,297)     48,067      22,498       5,164       9,879
Provision for income taxes........       35,716      24,552      17,279       6,916       4,705
                                    -----------    --------    --------    --------    --------
Net income (loss).................  $(1,752,013)   $ 23,515    $  5,219    $ (1,752)   $  5,174
                                    ===========    ========    ========    ========    ========
Basic and diluted earnings (loss)
  per common share:
  Basic earnings (loss) per common
     share........................  $     (4.83)   $   0.08    $   0.02    $  (0.01)   $   0.02
  Diluted earnings (loss) per
     common share.................  $     (4.83)   $   0.07    $   0.02    $  (0.01)   $   0.02
Weighted-average common shares
  outstanding.....................      362,723     300,838     287,176     257,768     239,160
Weighted-average diluted common
  shares outstanding..............      362,723     335,678     314,120     257,768     272,464
                                                        AS OF DECEMBER 31,
                                    -----------------------------------------------------------
                                       2000          1999        1998        1997        1996
                                    -----------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments..........  $   823,327    $579,391    $155,998    $151,889    $ 59,694
Working capital...................      776,727     585,039     182,778     167,877      62,636
Total assets......................    9,225,826     860,194     344,808     264,923     113,546
Total debt........................      350,000     350,000       5,032       2,114         600
Total stockholders' equity........    8,453,447     332,168     228,986     192,964      75,236

     The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2000 and 1999. Amounts shown are in thousands, except per share data.

                                                           YEAR ENDED DECEMBER 31, 2000
                                             --------------------------------------------------------
                                             1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                             -----------    -----------    -----------    -----------
UNAUDITED SELECTED STATEMENT OF OPERATIONS
  DATA:
Revenues...................................   $186,280       $ 242,622     $  319,523     $  377,900
Costs and expenses.........................    169,658         523,963      1,055,630      1,089,186
                                              --------       ---------     ----------     ----------
Operating income (loss)....................     16,622        (281,341)      (736,107)      (711,286)
Other income, net..........................      2,499           4,213          7,216          4,299
Non-cash settlement........................         --              --        (22,412)            --
                                              --------       ---------     ----------     ----------
Income (loss) before income taxes..........     19,121        (277,128)      (751,303)      (706,987)
Provision for income taxes.................      7,380           3,688          4,408         20,240
                                              --------       ---------     ----------     ----------
Net income (loss)..........................   $ 11,741       $(280,816)    $ (755,711)    $ (727,227)
                                              ========       =========     ==========     ==========
Basic and diluted earnings (loss) per
  common share:
  Basic earnings (loss) per common share...   $   0.04       $   (0.83)    $    (1.91)    $    (1.80)
  Diluted earnings (loss) per common
     share.................................   $   0.03       $   (0.83)    $    (1.91)    $    (1.80)

Weighted-average common shares
  outstanding..............................    313,000         338,230        395,080        403,723
Weighted-average diluted common shares
  outstanding..............................    366,050         338,230        395,080        403,723

                                                             YEAR ENDED DECEMBER 31, 1999
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
UNAUDITED SELECTED STATEMENT OF OPERATIONS
  DATA:
Revenues.....................................   $117,599       $131,947       $146,296       $175,268
Costs and expenses...........................    117,669        123,975        136,472        152,569
                                                --------       --------       --------       --------
Operating income (loss)......................        (70)         7,972          9,824         22,699
Other income, net............................      1,078          1,324          2,017          3,223
                                                --------       --------       --------       --------
Income before income taxes...................      1,008          9,296         11,841         25,922
Provision for income taxes...................      2,534          5,397          6,114         10,507
                                                --------       --------       --------       --------
Net income (loss)............................   $ (1,526)      $  3,899       $  5,727       $ 15,415
                                                ========       ========       ========       ========
Basic and diluted earnings (loss) per common
  share:
  Basic earnings (loss) per common share.....   $  (0.01)      $   0.01       $   0.02       $   0.05
  Diluted earnings (loss) per common share...   $  (0.01)      $   0.01       $   0.02       $   0.04

Weighted-average common shares outstanding...    294,784        299,748        303,356        308,100
Weighted-average diluted common shares
  outstanding................................    294,784        327,080        330,796        353,116

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

     - Our financial results may vary significantly from quarter to quarter or we may fail to meet expectations, which would negatively impact the price of our stock.

     - We anticipate seasonal fluctuations in revenues, which may cause volatility in our stock price.

     - Historically, a small number of individual license sales have been significant in each quarterly period. Therefore, our operating results for a given period could suffer serious harm if we fail to close one or more large sales expected for that period.

     - We may not remain competitive and increased competition could seriously harm our business.

     - Any decrease in demand for our products and services could significantly reduce our revenues.

     - Other risks indicated below under the caption "Factors that May Affect Future Results" and in our other filings with the Securities and Exchange Commission.

     These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "should" or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

     References in this report to the terms "optimal" and "optimized" and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

OVERVIEW

     We are a leading provider of e-business and marketplace software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Revenues:
  Software licenses.........................................    63.0%    61.7%    63.5%
  Services..................................................    24.0%    25.9%    24.8%
  Maintenance...............................................    13.0%    12.4%    11.7%
                                                              ------    -----    -----
          Total revenues....................................   100.0%   100.0%   100.0%
Costs and expenses:
  Cost of software licenses.................................     4.7%     3.1%     2.2%
  Cost of services and maintenance..........................    20.8%    22.1%    21.0%
  Sales and marketing.......................................    34.6%    34.1%    35.2%
  Research and development..................................    19.3%    23.2%    25.5%
  General and administrative................................     7.7%     9.3%    10.3%
  Amortization of intangibles...............................   155.7%      --       --
  In-process research and development and
     acquisition-related expenses...........................     9.1%     1.1%     2.1%
                                                              ------    -----    -----
          Total costs and expenses..........................   251.9%    92.9%    96.3%
                                                              ------    -----    -----
Operating income (loss).....................................  (151.9)%    7.1%     3.7%
Other income, net...........................................     1.6%     1.3%     2.4%
Non-cash settlement.........................................    (2.0)%     --       --
                                                              ------    -----    -----
Income before income taxes..................................  (152.3)%    8.4%     6.1%
Provision for income taxes..................................     3.2%     4.3%     4.7%
                                                              ------    -----    -----
Net income (loss)...........................................  (155.5)%    4.1%     1.4%
                                                              ======    =====    =====

REVENUES

     Revenues consist of software license revenues, service revenues, and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition."

     Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future elements are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the terms of the agreements. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software.

     Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized under service agreements in connection with initial license sales and as the services are performed.

     Maintenance revenues are derived from technical support and software updates provided to customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

     Payments received in advance of revenue recognized are classified as deferred revenue in the Consolidated Balance Sheets.

     Total revenues increased 97.2% in 2000 and 54.7% in 1999. These increases resulted from increased demand for our products and services, the expansion of our product offerings, increased sales activities resulting from additional sales representatives and additional revenues generated by acquired businesses. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance.

     Software Licenses. Software license revenues constituted 63.0% of total revenues in 2000, 61.7% in 1999 and 63.5% in 1998. Software license revenues increased $356.6 million, or 101.1%, in 2000 and $118.3 million, or 50.5%, in 1999. The increases in software license revenues for all periods were due to:

     - Increased demand for our products and services.

     - Expansion of product offerings.

     - Increased sales activities resulting from increases in direct sales representatives and strategic alliances with industry partners.

     - Increased customer awareness and interest in our product offerings.

     As a result of the above items, the number of recognized software license transactions increased to 392 transactions in 2000 from 252 transactions in 1999 and 216 transactions in 1998, representing increases of 55.6% and 16.7%. The average size of individual license transactions increased to $1.8 million in 2000 from $1.4 million in 1999 and $1.1 million in 1998, representing increases of 29.3% and 28.9%. Additionally, the number of individual software license transactions in excess of $1 million increased to 150 transactions in 2000 from 66 transactions in 1999 and 55 transactions in 1998, representing increases of 127.3% and 20.0%. Our direct sales channel is responsible for most of our license revenue.

     Although we believe direct sales will continue to account for most of our software license revenues for the foreseeable future, our strategy is to continue to increase the level of indirect sales activities. We expect sales of our software products through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels to increase as a percentage of software license revenues; however, there can be no assurance that our efforts to expand indirect sales will be successful or will continue in the future.

     Services. Service revenues constituted 24.0% of total revenues in 2000, 25.9% in 1999 and 24.8% in 1998. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a year-to-year basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. As large licenses or a significant number of smaller licenses are sold near the end of a given period, the relative proportion of license revenues to total revenues will increase compared to service revenues.

     Service revenues increased $123.1 million, or 83.2%, in 2000 and $56.2 million, or 61.2%, in 1999. The increases in service revenues were due to an increase in the number of marketplace solutions sold and resulting demand for consulting and implementation services. The increases were also due to expanded use of third-party consultants as subcontractors to provide implementation services to our customers. This has allowed us to increase our penetration into various international and targeted vertical markets.

     Maintenance. Maintenance revenues increased to 13.0% of total revenues in 2000, from 12.4% in 1999 and 11.7% in 1998. Maintenance revenues increased $75.5 million, or 106.9%, in 2000 and $27.5 million, or 63.8%, in 1999. In 2000, we began offering new tiered levels of maintenance with proportionately higher fees for higher levels of service. The increases in maintenance revenues were also due to continued increases in software license sales and renewals of maintenance agreements from prior license sales.

     International Revenues. Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $393.0 million, or 34.9% of total revenues, in 2000; increasing from $181.2 million, or 31.7% of total revenues, in 1999; and $73.2 million, or 19.8% of total revenues, in 1998. The increase in international revenues is consistent with our efforts to expand our international presence and sales efforts. We believe continued growth and profitability will require further expansion in international markets. We have expended and will continue to expend substantial resources to expand our international operations.

COSTS AND EXPENSES

     Cost of Software Licenses.  Cost of software licenses consists of:

     - Commissions paid to third parties in connection with joint marketing and other related agreements.

     - Royalty fees associated with third-party software.

     - Costs related to user documentation.

     - Costs related to reproduction and delivery of software.

     Cost of software licenses as a percentage of related revenue was 7.5% in 2000, 5.1% in 1999 and 3.4% in 1998. Cost of software license increased $35.4 million, or 196.6%, in 2000 and $10.0 million, or 125.7%, in 1999. The increases in cost of software licenses, both as a percentage of software license revenue and in dollar amount, are due to increases in commissions paid to third parties in connection with joint marketing efforts and other sales assistance, and increases in the amount of royalty fees associated with third-party software.

     Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with the implementation of software solutions and consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance as a percentage of related revenues was 56.1% in 2000, 57.6% in 1999 and 57.4% in 1998. The decrease in cost of services and maintenance as a percentage of related revenues over the comparable periods resulted from efficiencies developed in project management and other cost saving measures.

     The total cost of services and maintenance increased $108.3 million, or 86.0%, in 2000 and $48.5 million, or 62.6%, in 1999. The increases were due to increases in the number of consultants, product support and training staff and increased use of third-party consultants to provide implementation services. As a means to expand into different geographic and vertical markets, we expect to increase the number of our consulting, product support and training personnel in the foreseeable future.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses increased $195.4 million, or 100.3%, in 2000 and $64.8 million, or 49.8%, in 1999. The increases were due to:

     - We increased the number of our direct sales representatives to 580 at December 31, 2000, up from 253 at December 31, 1999 and 184 at December 31, 1998. This represents a 129.2% increase in our direct sales force in 2000 and a 37.5% increase in 1999.

     - Increased sales commissions due to higher revenues.

     - Increased marketing and promotional activities due to the expansion of our suite of e-business solutions.

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

     Research and development expenses increased $85.7 million, or 64.8%, in 2000 and $38.1 million, or 40.4%, in 1999. Research and development expenses as a percentage of total revenues decreased to 19.3% in 2000 from 23.2% in 1999 and 25.5% in 1998. The decrease in research and development expenses as a percentage of total revenues resulted from our ability to leverage our resource base to support a larger organization. The increases in the dollar amount of research and development expenses were due to increased research and development personnel by approximately 93.9% in 2000 and approximately 23.5% in 1999. As of December 31, 2000, our research and development headcount totaled approximately 1,900, up from approximately 1,000 at December 31, 1999 and approximately 800 at December 31, 1998. Included in the 1,900 headcount total for research and development at December 31, 2000 were approximately 600 employees added by the acquisition of Aspect and approximately 30 employees added by the acquisition of SupplyBase.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses increased $33.7 million, or 63.4%, in 2000 and $15.0 million, or 39.3%, in 1999. General and administrative expenses as a percentage of total revenues decreased to 7.7% in 2000 from 9.3% in 1999 and 10.3% in 1998. The increases in the dollar amounts of general and administrative expenses were primarily due to the cost of supporting a 102.0% increase in personnel in 2000 and an 18.9% increase in 1999, as well as increases in the number and size of our facilities and equipment related to our new corporate headquarters. The decrease in general and administrative expenses as a percentage of total revenues resulted from our ability to leverage our resource base to support a larger organization. We expect total general and administrative expenses to increase in the foreseeable future due to further growth and expansion of the company.

     Amortization of Intangibles. From time to time, we have sought to supplement the expanding depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Goodwill is amortized over the life of the asset (typically two to three years). Details of our acquisitions are presented in Note 2-Business Combinations and Note 3-Asset Acquisition in the Notes to Consolidated Financial Statements included elsewhere in this report.

     Amortization of intangibles, including amortization of goodwill, related to the acquisitions referenced above totaled $1.8 billion, or 155.7% of total revenues, in 2000. Under current accounting guidance, amortization of these intangibles will continue through 2003. In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill that would change the amortization methodology. See Note 12-New Accounting Standards in the Notes to Consolidated Financial Statements included elsewhere in this report.

     In-Process Research and Development and Acquisition-Related Expenses. Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. Details of in-process research and development and acquisition-related expenses are presented in Note 2-Business Combinations and Note 3-Asset Acquisition in the Notes to Consolidated Financial Statements included elsewhere in this report.

     The write-off of acquired in-process research and development increased to 9.1% of total revenues in 2000 from 1.1% in 1999 and 2.1% in 1998. In 2000, this increase is related to the acquisitions of SupplyBase, Aspect and various IBM assets. In 1999, the charges primarily consisted of acquisition expenses related to SMART, and in 1998, the charges consisted mostly of acquisition expenses related to ITLS. We expect to continue to expand through acquisitions and the resulting write-off of process research and development could vary significantly from year to year.

OTHER INCOME, NET

     Other income, net, consists of interest income on investments partially offset by interest expense, realized gains/losses on equity investments, foreign currency exchange transaction gains/losses and other miscellaneous income and expense. Other income, net, was 1.6% of total revenues in 2000, 1.3% in 1999 and 2.4% in 1998. Other income, net, increased $10.6 million, or 138.5%, in 2000. The increase was attributable to the combination of higher average investment balances and overall market interest rates offset by a full year's interest expense on our convertible notes and net foreign currency exchange transaction losses. The interest yields on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments' policies are not predictable.

NON-CASH SETTLEMENT

     On October 10, 2000, we settled a lawsuit filed by a former employee alleging his right to exercise stock options granted to him in 1996 while he was employed by us, prior to the initial public offering of our stock. The settlement resulted in the recognition of a $22.4 million non-cash, pre-tax charge during the third quarter of 2000. In a separate matter, an employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of these options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

PROVISION FOR INCOME TAXES

     We recognized income tax expense in 2000 despite our net loss before income taxes, resulting in a negative effective tax rate. Our effective income tax rate in 2000 was (2.1)% compared to 51.1% in 1999 and 76.8% in 1998. The effective income tax rate in 2000, and to a lesser extent in 1999 and 1998, differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in-process research and development and acquisition-related expenses. Other items affecting our effective tax rate during the periods presented include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. Excluding the impact of these and other items, our effective tax rates were 37.5% in 2000, 38.0% in 1999 and 38.5% in 1998.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share is computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of stock options and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the year and shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

     - The ongoing issuance of common stock associated with stock option exercises.

     - The issuance of common shares associated with our employee stock purchase plans.

     - Any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculation.

     - The issuance of common stock to effect business combinations should we enter into such transactions.

     - The issuance of common stock or warrants to effect joint marketing, joint development or other similar arrangements should we enter into such arrangements.

     - Assumed or actual conversions of debt into common stock with respect to our convertible notes.

PRO FORMA RESULTS OF OPERATIONS

     The following summary of unaudited pro forma consolidated selected statement of operations data presents our results of operations for the three years ended December 31, 2000, excluding: amortization of intangibles, write-off of in-process research and development and acquisition-related expenses, employer taxes on stock option exercises, non-recurring charges, and net losses realized on minority investments. We believe the exclusion of these items provides a more relevant summary of the results of our operations as they relate to our core business and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under generally accepted accounting principles and is not to be accepted or used as an alternative to net income. Additionally, the pro forma results of operations, as presented, may not be consistent with measures used by other companies. All acquisitions accounted for using the purchase method are included in the following summary from the date those entities were acquired. As discussed in Note 2 -- Business Combinations in the Notes to Consolidated Financial Statements, the acquisitions of SupplyBase and Aspect were completed in the second quarter of 2000 and, accordingly, the operating results of SupplyBase and Aspect are included with our results of operations since their respective dates of acquisition of April 28, 2000 and June 9, 2000. Amounts shown are in thousands, except per share data.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------    --------    --------
PRO FORMA UNAUDITED SELECTED STATEMENT OF OPERATIONS DATA:
Revenues..................................................  $1,126,325    $571,110    $369,157
Costs and expenses........................................     972,629     522,885     347,726
                                                            ----------    --------    --------
Operating income..........................................     153,696      48,225      21,431
Other income, net.........................................      19,805       7,642       8,753
                                                            ----------    --------    --------
Income before income taxes................................     173,501      55,867      30,184
Provision for income taxes................................      65,063      25,020      17,305
                                                            ----------    --------    --------
Net income................................................  $  108,438    $ 30,847    $ 12,879
                                                            ==========    ========    ========
Basic earnings per common share...........................  $     0.30    $   0.10    $   0.04
Diluted earnings per common share.........................  $     0.26    $   0.09    $   0.04

Weighted-average common shares outstanding................     362,723     300,838     287,176
Weighted-average diluted common shares outstanding........     421,679     335,678     314,120

THE ABOVE PRO FORMA AMOUNTS HAVE BEEN ADJUSTED TO EXCLUDE
  THE FOLLOWING ITEMS:
Amortization of intangibles...............................  $1,753,605    $     --    $     --
In-process research and development and acquisition
  related expenses........................................     102,373       6,552       7,618
Employer taxes on stock option exercises..................       9,830       1,248          68
Non-cash settlement.......................................      22,412          --          --
Net losses realized on minority investments...............       1,578          --          --
Income tax effect of excluded items.......................     (29,347)       (468)        (26)
                                                            ----------    --------    --------
Net effect of pro forma adjustments.......................  $1,860,451    $  7,332    $  7,660
                                                            ==========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at December 31, 2000 showed a 32.8% increase in working capital in 2000. Working capital was $776.7 million as of year-end 2000 and $585.0 million as of year-end 1999. The increase in working capital is primarily attributed to $192.0 million in net cash provided by operating activities. The net change in cash and cash equivalents was also positively impacted by the net effect of cash provided by proceeds from the sale of common stock to employees and exercise of stock options, offset by cash used in investing activities.

     Net cash provided by operating activities increased 120.6%, net cash used in investing activities decreased 11.8% and net cash provided by financing activities decreased 59.5% over 1999 totals. Cash and cash equivalents were $739.2 million at December 31, 2000, an increase of $284.7 million, or 62.6%, over balances at December 31, 1999. The increase was the result of $192.0 million in cash generated by operating activities and $150.3 million in cash provided by financing activities, offset by $57.7 million in cash used in investing activities. The most significant transactions which adjusted net income to net cash provided by operations for 2000 were write-offs of in-process research and development of $101.3 million, depreciation and amortization of $1.8 billion, deferred income taxes and disqualifying dispositions of $351.1 million, tax benefits from stock option exercises of $326.7 million and the net increase in accounts receivable of $132.3 million. Significant items that affected our net cash used in investing activities in 2000 were purchases of premises and equipment of $87.9 million, cash acquired in purchase transactions of $55.2 million, direct costs of purchase transactions of $41.0 million, and net maturities and sales of debt securities and equity investments of $16.9 million. The $150.3 million in cash provided by financing activities was from proceeds from the sale of common stock to employees and exercises of stock options.

     Accounts receivable, net of allowance for doubtful accounts, increased 89.4% in 2000. Days sales outstanding (DSO's) in receivables decreased to 73 days as of December 31, 2000 from 83 days as of December 31, 1999. The increase in accounts receivable was due to a 97.2% increase in total revenue. DSO's decreased due to strong collection efforts in 2000 that resulted in over $1.1 billion in actual cash collections. There is no assurance that DSO performance will remain at this level.

     We maintain two, one-year revolving lines of credit of $15.0 million with separate financial institutions that have an aggregate borrowing capacity of $30.0 million. There have been no borrowings under these agreements, which are renewable in August 2001. See Note 6 -- Borrowings in the Notes to Consolidated Financial Statements included elsewhere in this report.

     On December 10, 1999, we issued an aggregate principal amount of $350.0 million of our 5.25% convertible subordinated notes due in 2006. As of year-end 2000, none of the notes have been converted to common stock. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. See Note 6 -- Borrowings in the Notes to Consolidated Financial Statements included elsewhere in this report.

     In the future, we may pursue acquisition of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the nature, timing and amount of consideration to be paid.

     We expect future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our net operating loss carryforwards against future tax liabilities. As of December 31, 2000, we had $931.3 million in net operating loss carryforwards, which represent up to $349.2 million in future tax benefits. The utilization of the net operating loss carryforwards is subject to limitations and various expiration dates in years 2002 through 2020.

     We believe that existing cash and cash equivalent balances, short-term investment balances, available borrowings under the revolving credit agreements and our anticipated cash flows from operations will satisfy our working capital and capital expenditure requirements for the foreseeable future. However, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing.

SENSITIVITY TO MARKET RISKS

     Foreign Currency Risk. Revenues originating outside of the United States totaled 34.9%, 31.7% and 19.8% of total revenues in 2000, 1999 and 1998. Revenues from our European markets totaled 19.9%, 16.4% and 10.8% of total revenues for the same years. Due to the fact that we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. During 2000, 1999 and 1998, our strategy for managing foreign currency risk was limited to hedging certain significant accounts receivable that were denominated in a foreign currency. Gains and losses realized from hedging activities through December 31, 2000 have not been significant. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. We expect this program to reduce the effect of changes in foreign currency exchange rates on our results of operations because foreign currency transaction gains and losses recorded for accounting purposes will be offset by gains and losses on the forward contracts. The forward contracts we enter into will generally have original maturities of one month. We have not used, nor do we expect to use, forward contracts for trading purposes.

     Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable rate and fixed rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

     Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of December 31, 2000, 84.6% of our debt securities and time deposits had original maturities of three months or less, while 13.3% had original maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. Since December 31, 2000, the Federal Reserve Board has decreased the discount rate by 150 basis points, which has led to a general decline in market interest rates. Assuming the Federal Reserve Board maintains this position on interest rates, we expect our average yield on investments to decline in 2001 provided the composition of our investment portfolio remains the same.

     The weighted-average yield on interest-earning investments held as of December 31, 2000 was 6.8% compared to 5.3% for investments held as of December 31, 1999. Based on our investment holdings as of December 31, 2000, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $6.4 million.

     Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $3.8 million net after-tax unrealized loss during 2000 on these investments. Our ability to sell certain equity positions is restricted because the shares held may not have been registered or other contractual agreements. While these positions were not hedged as of December 31, 2000, in 2001, we may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. The fair value of our investments in publicly traded companies totaled $13.4 million at December 31, 2000. The fair value of these investments would be $12.0 million given 10% decreases in each stock's price.

     We have invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for technologies or products they have under development are typically in the early stages and may never materialize. Further, market conditions for these types of investments have been deteriorating of late. We could lose our entire investments in these companies. As of December 31, 2000, our investments in privately held companies totaled $40.2 million. In 2000, realized losses related to the write-down of various equity investments totaled $2.8 million, or 7.0% of year-end holdings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on our financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

     Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future, due to a variety of factors, many of which are outside of our control. Factors that could affect quarterly operating results include:

     - Volume and timing of customer orders.

     - Length of the sales cycle.

     - Customer budget constraints.

     - Announcement or introduction of new products or product enhancements by our competitors or us.

     - Changes in prices of our products and those of our competitors.

     - Foreign currency exchange rate fluctuations.

     - Market acceptance of new products.

     - Mix of direct and indirect sales.

     - Changes in our strategic relationships.

     - Changes in our business strategy.

     - Economic conditions.

     - Technological changes.

     We will continue to determine our investment and expense levels based on expected future revenues. Significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. In addition, we may reduce our prices or accelerate investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any of these activities may further limit our ability to adjust spending in response to revenue fluctuations. Revenues may not grow at historical rates in future periods, or they may not grow at all. Accordingly, we may not maintain positive operating margins in future quarters. In addition, with our rapid growth, we have set a number of demanding objectives and commitments that may cause challenges to our operations. Any of these factors could cause our operating results to be below the expectations of public market analysts and investors, and negatively affect the price of our common stock.

THE IMPACT OF CHANGES IN GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS MAY CAUSE US TO FAIL TO MEET EXPECTATIONS, WHICH WOULD NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment entering 2001 is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy.

WE ANTICIPATE SEASONAL FLUCTUATIONS IN REVENUES, WHICH MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

     The market price of our common stock has been volatile in the past, and the market price of our common stock may be volatile in the future. Historically, our revenues have tended to be strongest in the fourth quarter of the year. We believe that our seasonality is due to the calendar year budgeting cycles of many of our customers and our compensation policy that rewards sales personnel for achieving annual revenue quotas. In future periods, these seasonal trends may cause our quarter-to-quarter operating results to vary, which may result in failing to meet the expectations of public market analysts and investors in any period.

HISTORICALLY, A SMALL NUMBER OF INDIVIDUAL LICENSE SALES HAVE BEEN SIGNIFICANT IN EACH QUARTERLY PERIOD. THEREFORE, OUR OPERATING RESULTS FOR A GIVEN PERIOD COULD SUFFER SERIOUS HARM IF WE FAIL TO CLOSE ONE OR MORE LARGE SALES EXPECTED FOR THAT PERIOD.

     We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, this failure could seriously harm our operating results for that period.

IMPLEMENTATION OF OUR PRODUCTS IS COMPLEX, TIME-CONSUMING AND EXPENSIVE AND CUSTOMERS MAY BE UNABLE TO IMPLEMENT OUR PRODUCTS SUCCESSFULLY OR OTHERWISE ACHIEVE THE BENEFITS ATTRIBUTABLE TO OUR PRODUCTS.

     Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products.

WE MAY NOT REMAIN COMPETITIVE, AND INCREASED COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

     Our competitors offer a variety of e-business solutions including enterprise software. We segment our competition into several main categories, including:

     - Large ERP software vendors, including Oracle and SAP, who have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their transaction system products.

     - Companies such as Adexa, Manugistics and others that compete principally with our supply chain management applications.

     - Companies such as Agile, Commerce One and others that compete principally with our supplier relationship management applications.

     - Companies such as Trilogy and others that compete principally with our customer relationship management applications.

     - Companies such as RTI, Saqqara and others that compete principally with our content and content management applications.

     - Other vendors who establish electronic marketplaces and indirect procurement capabilities that may compete now or in the future with marketplaces created or powered by us.

     - Other business application software vendors that may offer or partner with independent developers of advanced planning and scheduling software.

     - Internal development efforts by corporate information technology departments.

     Relative to us, our competitors may have one or more of the following advantages:

     - Longer operating history.

     - Greater financial, technical, marketing, sales and other resources.

     - Superior product functionality in specific areas.

     - Greater name recognition.

     - A broader range of products to offer.

     - A larger installed base of customers.

     Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share, and we may not be able to compete successfully with our existing or new competitors. Any of these conditions could cause substantial harm to our business, operating results and financial condition.

OUR OBJECTIVE OF INCREASING OUR RECURRING REVENUE STREAMS BY SELLING MARKETPLACE SERVICES AND CONTENT TO MARKETPLACES AND THEIR PARTICIPANTS IS UNPROVEN AND MAY BE UNSUCCESSFUL.

     As part of our business strategy, we are offering electronic marketplace services and content to trading communities and participants in digital marketplaces. We are currently providing only a limited portion of our intended i2 TradeMatrix solutions in only a relatively small number of digital trading communities compared to the potential market for digital trading communities. We cannot be certain that these trading communities will be operated effectively, that enterprises will join and remain in these trading communities, or that we will develop and provide successfully all intended i2 TradeMatrix solutions. If this business strategy is flawed, or if we are unable to execute it effectively, our business, operating results and financial condition could be substantially harmed.

WE DEPEND ON OUR STRATEGIC PARTNERS AND OTHER THIRD PARTIES. IF WE FAIL TO DERIVE BENEFITS FROM OUR EXISTING AND FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WILL SUFFER.

     From time to time, we have collaborated with other companies, including IBM and PricewaterhouseCoopers, in areas such as marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. We may not be able to enter into successful new strategic relationships in the future and our business, operating results and financial condition could be harmed.

ANY DECREASE IN DEMAND FOR OUR ENTERPRISE PRODUCTS AND SERVICES COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     We derive a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions for supply chain management, supplier relationship management, customer relationship management and other planning products. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results will depend upon continued market acceptance of these applications. However, our enterprise applications may not achieve continued market acceptance. Competition, technological change or other factors could decrease demand for, or market acceptance of these applications. Any decrease in demand or market acceptance of our enterprise offering could substantially harm our business, operating results and financial condition.

WE ARE INVESTING SIGNIFICANT RESOURCES IN DEVELOPING AND MARKETING OUR MARKETPLACE SOLUTIONS. THE MARKET FOR THESE SOLUTIONS IS NEW AND EVOLVING, AND, IF THIS MARKET DOES NOT DEVELOP AS WE ANTICIPATE, OR, IF WE ARE UNABLE TO DEVELOP ACCEPTABLE SOLUTIONS, SERIOUS HARM WOULD RESULT TO OUR BUSINESS.

     We are investing significant resources in further developing and marketing enhanced products and services to facilitate conducting business on-line, within an enterprise and among many enterprises, including public and private marketplaces. For the first few months after we introduce new products and services, the demand for, and market acceptance of, those products and services are subject to a high level of uncertainty, especially where acquisition of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of e-business software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services are often complex and involve a new approach to the conduct of business, and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

OUR i2 TRADEMATRIX SOLUTIONS ARE HOSTED BY A VARIETY OF THIRD PARTIES AND CUSTOMERS MAY EXPERIENCE PERFORMANCE PROBLEMS OR DELAYS AS A RESULT OF SERVICE INTERRUPTIONS.

     Our i2 TradeMatrix platform may be hosted by i2 or other companies. Dissatisfaction or problems with our services or the services of the third parties that host our i2 TradeMatrix solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disaster, sabotage, vandalism, or other similar events could result in a reduction of business generated by the marketplaces. In addition, failure of any telecommunications providers to provide consistent data communications capacity could result in interruptions in services. Each of these service providers could experience outages, delays and other difficulties due to system failures unrelated to our products, services and systems. Dissatisfaction with hosting providers could adversely affect our relationship with our customers resulting in a loss of future sales of licenses and services to the customer, which could have a material adverse effect on our business.

IF WE PUBLISH INACCURATE CATALOG CONTENT DATA, OUR BUSINESS COULD SUFFER.

     The accurate publication of catalog content is critical to our customers' businesses. Our i2 TradeMatrix suite of products offers content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from participating in the i2 TradeMatrix marketplaces, damage our business reputation and harm our ability to win new customers. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could harm our business, operating results and financial condition.

THE MARKETS IN WHICH WE COMPETE EXPERIENCE RAPID TECHNOLOGICAL CHANGE. IF WE DO NOT RESPOND TO THE TECHNOLOGICAL ADVANCES OF THE MARKETPLACE, WE COULD SERIOUSLY HARM OUR BUSINESS.

     Enterprises are increasing their focus on decision-support solutions for e-business challenges. As a result, they are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others, or if our new products or product enhancements and services do not achieve market acceptance, these events could negatively impact our business, operating results and financial condition.

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

     Our business could be seriously harmed, among other things, if:

     - Use of the Internet and other online services does not continue to increase or increases more slowly than expected.

     - The necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur.

     - New standards and protocols are not developed or adopted in a timely manner.

     - The Internet does not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services due to concerns about security, reliability, cost, ease of use, accessibility, quality of service or other reasons.

FUTURE REGULATION OF THE INTERNET MAY SLOW ITS GROWTH, RESULTING IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASED COSTS OF DOING BUSINESS.

     Due to increasing popularity and use of the Internet, it is possible that state, federal and international regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could inhibit the expansion of the Internet, causing our costs to increase and our growth to be harmed.

CONCERNS THAT OUR PRODUCTS DO NOT ADEQUATELY PROTECT THE PRIVACY OF CONSUMERS COULD INHIBIT SALES OF OUR PRODUCTS.

     One of the features of our customer management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our customer management products are designed to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address consumers' privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

IF OUR ENCRYPTION TECHNOLOGY FAILS TO ENSURE THE SECURITY OF OUR CUSTOMERS ONLINE TRANSACTIONS, SERIOUS HARM TO OUR BUSINESS COULD RESULT.

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

RAPID GROWTH IN OUR OPERATIONS COULD INCREASE DEMANDS ON OUR MANAGERIAL AND OPERATIONAL RESOURCES.

     If rapid growth in the scope of our operating and financial systems and the geographic distribution of our operations and customers continues, it may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we expect we will be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR ACQUISITIONS.

     In April 2000, we acquired SupplyBase and in June 2000, we acquired Aspect. In addition, we have acquired other businesses and products to help broaden and strengthen our product portfolio. Continued success of acquisitions will depend primarily on our ability to:

     - Retain, motivate and integrate the acquired personnel.

     - Integrate multiple information systems.

     - Integrate acquired products and services with our existing products and services.

     We may encounter difficulties in integrating our operations and products with companies we acquire and we may not realize the benefits that we anticipated when we make acquisitions. Our failure to successfully integrate our operations and products with companies we acquire could seriously harm our business, operating results and financial condition.

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR COMPANY.

     Our international operations are subject to risks inherent in international business activities. In addition, we may expand our international operations in the future, which would increase our exposure to these risks. The risks we face internationally include:

     - Difficulties and costs of staffing and managing geographically disparate operations.

     - Longer accounts receivable payment cycles in certain countries.

     - Compliance with a variety of foreign laws and regulations.

     - Unexpected changes in regulatory requirements.

     - Overlap of different tax structures.

     - Greater difficulty in safeguarding intellectual property.

     - Meeting import and export licensing requirements.

     - Trade restrictions.

     - Changes in tariff rates.

     - Political instability.

     - Changes in economic conditions in international markets.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, AS COMPARED TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING RESULTS.

     To date, our international revenues have been denominated primarily in U.S. dollars. The majority of our international expenses and some revenues have been denominated in currencies other than the U.S. dollar. Therefore, changes in the value of the U.S. dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we will use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. Although we have implemented hedging programs to mitigate our exposure to currency fluctuations, currency exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. While these transactional gains and losses have not been material to date, they may harm our business, results of operations or financial condition in the future.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD SERIOUSLY HARM OUR COMPANY.

     We rely upon the continued service of a relatively small number of key technical and senior management personnel. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical and managerial personnel. Relatively few of our key technical or senior management personnel are bound by employment agreements. As a result, our employees could leave with little or no prior notice. We may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our loss of any of our key technical and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business, operating results and financial condition.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. In addition, we generally license enterprise products to end users in object code (machine-readable) format, and our license agreements generally allow the use of enterprise products solely by the customer for internal purposes without the right to sublicense or transfer the enterprise products. However, these measures afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Software piracy may be a problem. We are not able to determine the extent to which piracy of our software products exists. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy.

     As the number of products and competitors continues to grow, the functionality of products in different industry segments is increasingly overlapping. As a result, we may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could seriously harm our business, operating results and financial condition.

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

OUR PRODUCTS' FAILURE TO REMAIN COMPATIBLE WITH EXISTING AND NEW COMPUTERS AND SOFTWARE OPERATING SYSTEMS WOULD SERIOUSLY HARM OUR BUSINESS.

     Our i2 TradeMatrix software can operate on a variety of hardware platforms including Digital Equipment/Compaq, Hewlett-Packard, IBM and Sun Microsystems, and operating systems from Sun Microsystems and Microsoft. i2 TradeMatrix can access data from most widely-used structured query language databases, including Informix, Oracle and Sybase. If additional hardware or software platforms gain significant market acceptance, we may be required to attempt to adapt i2 TradeMatrix to those platforms in order to remain competitive. However, those platforms may not be architecturally compatible with i2 TradeMatrix software product design, and we may not be able to adapt i2 TradeMatrix to those additional platforms on a timely basis, or at all. Any failure to maintain compatibility with existing platforms or to adapt to new platforms that achieve significant market acceptance would seriously harm our business, operating results and financial condition.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

     On March 26, 2001, our executive officers and directors together beneficially owned approximately 32.0% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and will continue to have significant influence over our affairs.

OUR CHARTER AND BYLAWS HAVE ANTI-TAKEOVER PROVISIONS.

     Provisions of our Certificate of Incorporation and our Bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

OUR STOCK PRICE HISTORICALLY HAS BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL COMMON STOCK WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

     The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. The following factors may significantly affect the market price of our common stock:

     - Quarterly variations in our results of operations.

     - Announcement of new products, product enhancements, joint ventures and other alliances by our competitors or us.

     - Technological innovations by our competitors or us.

     - General market conditions or market conditions specific to particular industries.

     In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely, often due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included in the section captioned "Sensitivity to Market Risks," included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in Part IV, Item 14
(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this report because we will file a definitive annual meeting proxy statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and specified information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1 -- Election of Directors," "Executive Compensation and Other Matters -- Directors and Executive Officers" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation and Other Matters -- Certain Transactions with Management."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are filed as part of this Form 10-K on the pages indicated:

                                                                           PAGE
                                                                           ---
             Report of Independent Public Accountants....................  F-1
             Consolidated Balance Sheets.................................  F-2
             Consolidated Statements of Operations.......................  F-3
             Consolidated Statements of Stockholders' Equity.............  F-4
             Consolidated Statements of Cash Flows.......................  F-5
             Notes to Consolidated Financial Statements..................  F-6

        2.   Consolidated Financial Statement Schedules.
             Report of Independent Public Accountants....................  S-1
             Schedule II -- Valuation and Qualifying Accounts............  S-2

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Agreement and Plan of Reorganization, dated May 12, 1999, by and among i2, Intelligent Acquisition Corp. and Sales
                            Marketing Administration Tracking Technologies, Inc.
                            (filed as Exhibit 2.1 to i2's Registration Statement on
                            Form S-4 (Reg. No. 333-79681)(the "Form S-4").
          2.2*           -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Hoya Merger Corp. and Aspect
                            Development, Inc. (filed as Exhibit 1 to the Schedule 13D
                            filed by i2 on March 22, 2000 with respect to Aspect
                            Development, Inc. and incorporated herein by reference).
          2.3*           -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Starfish Merger Corporation and
                            SupplyBase, Inc. (filed as Exhibit 2.3 to i2's Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
          3.1            -- Restated Certificate of Incorporation, as amended through
                            November 29, 2000.
          3.2            -- Amended and Restated Bylaws, as amended through September
                            13, 2000.
          4.1*           -- Specimen Common Stock certificate (filed as Exhibit 4.1 to i2's Registration Statement on Form S-1 (Reg. No.
                            333-1752) (the "Form S-1")).
          4.2*           -- Indenture, dated as of December 10, 1999 between i2 and
                            Chase Bank of Texas, National Association, as trustee,
                            including the form of note set forth in Section 2.2
                            thereof (filed as Exhibit 4.2 to i2's Registration
                            Statement on Form S-3 (Reg. No. 333-31342) (the "Form
                            S-3")).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.3*           -- Registration Rights Agreement, dated as of December 10,
                            1999 between i2 and Goldman, Sachs & Co., Morgan Stanley
                            Dean Witter and Credit Suisse First Boston (filed as
                            Exhibit 4.3 to the Form S-3).
         10.1*           -- Form of Registration Rights Agreement, dated April 1,
                            1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family
                            Investments, Ltd. (filed as Exhibit 10.2 to the Form
                            S-1).
         10.2*           -- i2 Technologies, Inc. 1995 Stock Option/Stock Issuance
                            Plan, as amended and restated through January 14, 2000
                            (filed as Exhibit 99.1 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-40038) (the "Aspect S-8")).
         10.3*           -- Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the
                            Form S-1).
         10.4*           -- Form of Employee Proprietary Information Agreement
                            between i2 and each of its employees (filed as Exhibit
                            10.9 to the Form S-1).
         10.5*           -- i2 Technologies, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form
                            S-8 (Reg. No. 333-85791) (the "1999 S-8")).
         10.6*           -- i2 Technologies, Inc. International Employee Stock
                            Purchase Plan (filed as Exhibit 99.4 to the 1999 Form
                            S-8).
         10.7*           -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-28147) (the "Think/ Optimax
                            S-8")).
         10.8*           -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8).
         10.9*           -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8).
         10.10*          -- InterTrans Logistics Solutions Limited 1997 Stock
                            Incentive Plan (filed as Exhibit 99.7 to i2's
                            Registration Statement on Form S-8 (Reg. No. 333-53667)).
         10.11*          -- SMART Technologies, Inc. 1996 Stock Option/Stock Issuance
                            Plan (filed as Exhibit 99.13 to 1999 Form S-8).
         10.12*          -- Lease with One Colinas Crossing dated March 24, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.6 to i2's Current Report on Form 8-K dated November
                            30, 1999 (the "November 1999 8-K")).
         10.13*          -- Lease with Two Colinas Crossing dated August 3, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.7 to the November 1999 8-K).
         10.14*          -- SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form S-8 (Reg. No.
                            333-36478)).
         10.15*          -- Aspect Development, Inc. 1997 Nonstatutory Stock Option
                            Plan (filed as Exhibit 99.2 to the Aspect S-8).
         10.16*          -- Aspect Development, Inc. 1992 Stock Option Plan (filed as
                            Exhibit 99.3 to the Aspect S-8).
         10.17*          -- Aspect Development, Inc. 1996 Outside Directors Stock
                            Option Plan (filed as Exhibit 99.4 to the Aspect S-8).
         10.18*          -- Aspect Development, Inc. 1996 Employee Stock Purchase
                            Plan (filed as Exhibit 99.5 to the Aspect S-8).
         10.19*          -- Transition Analysis Component Technology, Inc. 1997 Stock
                            Plan (filed as Exhibit 99.6 to the Aspect S-8).
         10.20*          -- Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21*          -- Common Stock Purchase Agreement, dated March 7, 2000,
                            between i2 and International Business Machines
                            Corporation (filed as Exhibit 2.1 to i2's Current Report
                            on Form 8-K filed on April 11, 2000).
         10.22*(1)       -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Robert L. Evans (filed as Exhibit 10.1 to
                            i2's Current Report on Form 8-K filed on June 22, 2000).
         10.23*(1)       -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2
                            to i2's Current Report on Form 8-K filed on June 22,
                            2000).
         16.1*           -- Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2's Current Report on Form 8-K filed
                            on April 21, 1999).
         21.1            -- List of subsidiaries.
         23.1            -- Consent of Arthur Andersen LLP.
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Form 10-K may be filed, is included on this signature
                            page contained in Part IV of this Form 10-K.

---------------

 *  Incorporated herein by reference to the indicated filing

(1) Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     During the fourth quarter of 2000, we filed a report on Form 8-K (Item 5) on October 17, 2000, containing two press releases announcing:

     - A two-for-one stock split payable as a 100% stock dividend on or about December 4, 2000 subject to stockholder approval of an increase in authorized shares of common stock.

     - The financial results for the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            i2 TECHNOLOGIES, INC.

Dated: March 26, 2001
                                            By:   /s/ WILLIAM M. BEECHER
                                              ----------------------------------
                                                      William M. Beecher
                                                 Executive Vice President and
                                                   Chief Financial Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ SANJIV S. SIDHU                   Chairman of the Board            March 26, 2001
-----------------------------------------------------    and Chief Executive Officer
                   Sanjiv S. Sidhu                       (Principal executive officer)

               /s/ WILLIAM M. BEECHER                  Executive Vice President         March 26, 2001
-----------------------------------------------------    and Chief Financial Officer
                 William M. Beecher                      (Principal financial officer)

                /s/ NANCY F. BRIGHAM                   Controller (Principal            March 26, 2001
-----------------------------------------------------    accounting officer)
                  Nancy F. Brigham

                 /s/ HARVEY B. CASH                    Director                         March 26, 2001
-----------------------------------------------------
                   Harvey B. Cash

                 /s/ KENNETH L. LAY                    Director                         March 26, 2001
-----------------------------------------------------
                   Kenneth L. Lay

               /s/ THOMAS J. MEREDITH                  Director                         March 26, 2001
-----------------------------------------------------
                 Thomas J. Meredith

               /s/ SANDEEP R. TUNGARE                  Director                         March 26, 2001
-----------------------------------------------------
                 Sandeep R. Tungare

               /s/ ROMESH T. WADHWANI                  Director                         March 26, 2001
-----------------------------------------------------
                 Romesh T. Wadhwani

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
i2 Technologies, Inc.

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i2 Technologies, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ARTHUR ANDERSEN LLP

Dallas, Texas
January 16, 2001 (except for the last
paragraph in Note 2 and Note 13 as
to which the dates are March 23, 2001
and March 9, 2001, respectively)
                             i2 TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                 2000         1999
                                                              -----------   --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   739,241   $454,585
  Short-term investments....................................       84,086    124,806
  Accounts receivable, net of allowance for doubtful
     accounts of $31,329
     and $17,474............................................      298,465    157,586
  Deferred income taxes, prepaids and other current
     assets.................................................       76,989     26,088
                                                              -----------   --------
          Total current assets..............................    1,198,781    763,065
Premises and equipment, net.................................      124,852     50,483
Deferred income taxes and other assets......................      410,026     32,660
Intangibles and goodwill, net...............................    7,492,167     13,986
                                                              -----------   --------
          Total assets......................................  $ 9,225,826   $860,194
                                                              ===========   ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    49,628   $ 20,039
  Accrued liabilities.......................................      111,739     40,447
  Accrued compensation and related expenses.................       84,942     40,443
  Deferred revenue..........................................      165,689     72,617
  Income taxes payable......................................       10,056      4,480
                                                              -----------   --------
          Total current liabilities.........................      422,054    178,026
Other long-term liabilities.................................          325         --
Long-term debt..............................................      350,000    350,000
                                                              -----------   --------
          Total liabilities.................................      772,379    528,026
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000 shares
     authorized, none issued................................           --         --
  Common stock, $0.00025 par value, 2,000,000 and 500,000
     shares authorized, 405,840 and 310,824 shares issued
     and outstanding........................................          102         78
  Additional paid-in capital................................   10,174,012    297,840
  Accumulated other comprehensive loss......................       (6,694)    (4,126)
  Retained earnings (deficit)...............................   (1,713,973)    38,376
                                                              -----------   --------
          Total stockholders' equity........................    8,453,447    332,168
                                                              -----------   --------
          Total liabilities and stockholders' equity........  $ 9,225,826   $860,194
                                                              ===========   ========

          See accompanying notes to consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000         1999       1998
                                                             -----------   --------   --------
Revenues:
  Software licenses........................................  $   709,177   $352,597   $234,316
  Services.................................................      271,009    147,893     91,726
  Maintenance..............................................      146,139     70,620     43,115
                                                             -----------   --------   --------
          Total revenues...................................    1,126,325    571,110    369,157
Costs and expenses:
  Cost of software licenses................................       53,331     17,981      7,967
  Cost of services and maintenance.........................      234,191    125,934     77,459
  Sales and marketing......................................      390,111    194,752    129,978
  Research and development.................................      217,938    132,278     94,199
  General and administrative...............................       86,888     53,188     38,191
  Amortization of intangibles..............................    1,753,605         --         --
  In-process research and development and
     acquisition-related expenses..........................      102,373      6,552      7,618
                                                             -----------   --------   --------
          Total costs and expenses.........................    2,838,437    530,685    355,412
                                                             -----------   --------   --------
Operating income (loss)....................................   (1,712,112)    40,425     13,745
Other income, net..........................................       18,227      7,642      8,753
Non-cash settlement........................................      (22,412)        --         --
                                                             -----------   --------   --------
Income (loss) before income taxes..........................   (1,716,297)    48,067     22,498
Provision for income taxes.................................       35,716     24,552     17,279
                                                             -----------   --------   --------
Net income (loss)..........................................  $(1,752,013)  $ 23,515   $  5,219
                                                             ===========   ========   ========
Basic and diluted earnings (loss) per common share:
  Basic earnings (loss) per common share...................  $     (4.83)  $   0.08   $   0.02
  Diluted earnings (loss) per common share.................  $     (4.83)  $   0.07   $   0.02

Weighted-average common shares outstanding.................      362,723    300,838    287,176
Weighted-average diluted common shares outstanding.........      362,723    335,678    314,120

Comprehensive income (loss):
  Net income (loss)........................................  $(1,752,013)  $ 23,515   $  5,219
  Other comprehensive income (loss):
     Unrealized loss on available-for-sale securities
       arising during the period...........................       (7,670)        --         --
     Reclassification adjustment for net realized losses on
       available-for-sale securities included in income....        1,578         --         --
                                                             -----------   --------   --------
          Net unrealized loss..............................       (6,092)        --         --
     Foreign currency translation adjustments..............        1,984     (5,311)      (738)
     Tax effect of other comprehensive income..............        1,540      2,018        284
                                                             -----------   --------   --------
          Total other comprehensive loss...................       (2,568)    (3,293)      (454)
                                                             -----------   --------   --------
Total comprehensive income (loss)..........................  $(1,754,581)  $ 20,222   $  4,765
                                                             ===========   ========   ========

          See accompanying notes to consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                      ACCUMULATED
                                      COMMON STOCK     ADDITIONAL        OTHER        RETAINED         TOTAL
                                    ----------------     PAID-IN     COMPREHENSIVE    EARNINGS     STOCKHOLDERS'
                                    SHARES    AMOUNT     CAPITAL         LOSS         (DEFICIT)       EQUITY
                                    -------   ------   -----------   -------------   -----------   -------------
Balance at January 1, 1997........  278,340    $ 68    $   183,633      $  (379)     $     9,642    $   192,964
  Exercise of options and issuance
     under stock purchase plan....   14,352       4         11,276           --               --         11,280
  Shares issued in acquisitions...      308      --          2,708           --               --          2,708
  Tax benefit of stock options....       --      --         16,669           --               --         16,669
  Amortization of deferred
     compensation.................       --      --            600           --               --            600
  Foreign currency translation,
     net of tax...................       --      --             --         (454)              --           (454)
  Net income......................       --      --             --           --            5,219          5,219
                                    -------    ----    -----------      -------      -----------    -----------
Balance at December 31, 1998......  293,000      72        214,886         (833)          14,861        228,986
  Exercise of options and issuance
     under stock purchase plan....   17,260       6         36,385           --               --         36,391
  Shares issued in acquisitions...      564      --          4,800           --               --          4,800
  Tax benefit of stock options....       --      --         41,329           --               --         41,329
  Amortization of deferred
     compensation.................       --      --            440           --               --            440
  Foreign currency translation,
     net of tax...................       --      --             --       (3,293)              --         (3,293)
  Net income......................       --      --             --           --           23,515         23,515
                                    -------    ----    -----------      -------      -----------    -----------
Balance at December 31, 1999......  310,824      78        297,840       (4,126)          38,376        332,168
  Exercise of options and issuance
     under stock purchase plan....   21,027       6        150,591           --             (336)       150,261
  Shares issued in acquisitions...   73,989      18      9,367,694           --               --      9,367,712
  Options issued in non-cash
     settlement...................       --      --         22,412           --               --         22,412
  Tax benefit of stock options....       --      --        326,710           --               --        326,710
  Amortization of deferred
     compensation.................       --      --          8,765           --               --          8,765
  Change in fair value of
     securities available for
     sale, net of tax.............       --      --             --       (3,808)                         (3,808)
  Foreign currency translation,
     net of tax...................       --      --             --        1,240               --          1,240
  Net loss........................       --      --             --           --       (1,752,013)    (1,752,013)
                                    -------    ----    -----------      -------      -----------    -----------
Balance at December 31, 2000......  405,840    $102    $10,174,012      $(6,694)     $(1,713,973)   $ 8,453,447
                                    =======    ====    ===========      =======      ===========    ===========

          See accompanying notes to consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999       1998
                                                            -----------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................  $(1,752,013)  $ 23,515   $   5,219
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write-off of in-process research and development.....      101,341      3,267       4,674
     Depreciation and amortization........................    1,781,411     16,427      12,211
     Provision for bad debts charged to costs and
       expenses...........................................       21,829     11,065       4,924
     Amortization of deferred compensation................        8,765        440         600
     Non-cash settlement..................................       22,412         --          --
     Loss on equity investments...........................        1,578         --          --
     Deferred income taxes and disqualifying
       dispositions.......................................     (351,093)   (26,651)    (10,709)
     Tax benefit from stock option exercises..............      326,710     41,329      16,669
     Changes in operating assets and liabilities:
       Accounts receivable, net...........................     (132,325)   (40,974)    (55,985)
       Prepaids and other assets..........................      (12,604)   (10,196)     (4,466)
       Accounts payable...................................       25,821      8,182       3,843
       Accrued liabilities................................       37,697     18,913       9,404
       Accrued compensation and related expenses..........       44,499     17,802       5,808
       Deferred revenue...................................       62,346     21,388      19,485
       Income taxes payable...............................        5,576      2,493       2,213
                                                            -----------   --------   ---------
          Net cash provided by operating activities.......      191,950     87,000      13,890
                                                            -----------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in purchase of Aspect.....................       55,206         --          --
  Cash acquired in purchase of SupplyBase.................           26         --          --
  Direct costs of purchase transactions...................      (41,012)      (500)     (4,148)
  Long-term investments...................................         (910)        --          --
  Purchases of premises and equipment.....................      (87,881)   (33,496)    (19,712)
  Net change in short-term investments....................       59,273    (25,391)    (78,849)
  Purchases of equity investments.........................      (48,764)    (6,028)         --
  Sales of equity investments.............................        3,372         --          --
  Purchases of long-term debt securities..................       (6,019)        --          --
  Maturities of long-term debt securities.................        9,000         --          --
                                                            -----------   --------   ---------
          Net cash used in investing activities...........      (57,709)   (65,415)   (102,709)
                                                            -----------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit..................           --         --         942
  Payments on revolving line of credit....................           --         --      (1,600)
  Proceeds from issuance of debt..........................           --        500       5,032
  Payments on debt........................................           --     (5,532)     (1,457)
  Advances from stockholders..............................           --      4,000          --
  Payments on advances from stockholders..................           --     (4,000)         --
  Net proceeds from issuance of convertible debt..........           --    339,875          --
  Net proceeds from sale of common stock to employees and
     exercise of stock options............................      150,261     36,391      11,280
                                                            -----------   --------   ---------
          Net cash provided by financing activities.......      150,261    371,234      14,197
                                                            -----------   --------   ---------
  Effect of exchange rates on cash........................          154       (845)       (118)
Net change in cash and cash equivalents...................      284,656    391,974     (74,740)
Cash and cash equivalents at beginning of period..........      454,585     62,611     137,351
                                                            -----------   --------   ---------
Cash and cash equivalents at end of period................  $   739,241   $454,585   $  62,611
                                                            ===========   ========   =========

          See accompanying notes to consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (TABLE DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. We are a leading provider of e-business and marketplace software solutions may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

     Principles of Consolidation. The consolidated financial statements include the accounts of i2 Technologies, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     All share and per share data in this report reflect the two-for-one stock splits of our common stock paid as 100% stock dividends on December 5, 2000, February 17, 2000 and June 2, 1998.

     We acquired InterTrans Logistics Solutions Limited (ITLS) in 1998 and Sales Marketing Administration Research Tracking Technologies, Inc. (SMART) in 1999. Each of these business combinations was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements give retroactive effect to the combinations for all periods presented. In 2000, we acquired SupplyBase, Inc. (SupplyBase) and Aspect Development, Inc. (Aspect). Each of these transactions was accounted for as a purchase business combination. Accordingly, the results of operations of SupplyBase and Aspect have been included with our results of operations since their respective acquisition dates. A more detailed discussion of business combinations is provided in Note
2 -- Business Combinations.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term time deposits and other liquid investments in debt securities with initial maturities of less than three months.

     Investments. Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are classified as available for sale when they might be sold before maturity. Investments in marketable equity securities are classified as available for sale. Investments in equity securities with no active market are carried at cost. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

     Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

     Financial Instruments. Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are in highly rated corporations and municipalities as well as agencies of the U.S. government. In addition, we regularly monitor financial information related to our equity investments. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

not significant. However, we periodically perform credit evaluations of our customers and maintain reserves for potential losses. We have used and expect to continue to use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used. Our foreign exchange contracts outstanding at December 31, 2000 and 1999 were not material. Gains and losses on foreign exchange contracts have also not been material to date.

     Premises and Equipment. Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over shorter of the expected term of the lease or estimated useful life.

     Goodwill and Purchased Intangible Assets. Goodwill, acquired technology and other intangible assets related to business acquisitions are amortized on a straight-line basis over periods of two to five years. In-process research and development is expensed immediately at the date of acquisition as technological feasibility has not been established.

     Long-Lived Assets. Premises and equipment, goodwill and other long-term assets are reviewed for impairment quarterly, or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

     Capitalized Research and Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products has substantially coincided with the general release of such software. As a result, software development costs qualifying for capitalization under SFAS 86 have been insignificant and, therefore, we have not capitalized any such costs.

     Revenue Recognition. Revenues consist of software license revenues, service revenues, and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition."

     Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future elements are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the terms of the agreements. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software.

     Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized under service agreements in connection with initial license sales and as the services are performed.

     Maintenance revenues are derived from technical support and software updates provided to customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Payments received in advance of revenue recognized are classified as deferred revenue in the Consolidated Balance Sheets.

     We warrant our products will function substantially in accordance with documentation provided to customers. To date, we have not incurred any significant expenses related to warranty claims.

     No individual customer accounted for more than 10% of total revenues during any of the periods presented.

     Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

     Basic and Diluted Earnings Per Common Share. Basic and diluted earnings per common share is computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of stock options and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. The computations also give retroactive effect to the exchange of common shares in connection with the ITLS and SMART acquisitions (see Note 2 -- Business Combinations). A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2000, 1999 and 1998 is provided in Note 7 -- Stockholders' Equity and Earnings Per Common Share.

     Stock-Based Compensation Plans. Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with APB Opinion No. 25. SFAS No. 123, "Accounting for Stock Based Compensation," requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures shown in Note
8 -- Employee Benefit Plans use the fair value method of SFAS No. 123 to measure expense for options granted using an option-pricing model to estimate fair value.

     Deferred Compensation. Deferred compensation is recorded as a component of stockholders' equity for stock options issued to non-employees. The compensation is valued as the services are performed and recognized over the service period.

     Foreign Currency Translation. The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting translation adjustments are disclosed as a separate component of stockholders' equity and other comprehensive income. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in "other income, net" in the Consolidated Statements of Operations.

     Fair Values of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes. If a quoted
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity.

     Comprehensive Income. Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

     Reclassifications. Some items in prior year financial statements have been reclassified to conform to the current year presentation.

2. BUSINESS COMBINATIONS

     The following table presents acquisitions that were accounted using the pooling-of-interests method during 1998, 1999 and 2000:

                                                                    i2 SHARES
COMPANY                                                 DATE          ISSUED
-------                                              ----------    ------------
ITLS...............................................  April 1998    13.2 million
SMART..............................................   July 1999     8.4 million

     The consolidated financial statements give retroactive effect to these combinations for all periods presented.

     The separate revenues and net income (loss) of i2 (including ITLS) and SMART (prior to acquisition date) and the combined amounts presented in the consolidated financial statements follow:

                                                           1999        1998
                                                         --------    --------
Total revenues:
  i2...................................................  $569,246    $361,916
  SMART................................................     1,864       7,241
                                                         --------    --------
                                                         $571,110    $369,157
                                                         ========    ========
Net income (loss):
  i2...................................................  $ 33,536    $ 19,983
  SMART................................................   (10,021)    (14,764)
                                                         --------    --------
                                                         $ 23,515    $  5,219
                                                         ========    ========

     During 1999, we incurred $6.6 million in acquisition related expenses in connection with the SMART pooling acquisition, as well as other acquisitions accounted for using the purchase method. During 1998, we incurred $7.6 million in acquisition related expenses in connection with the ITLS pooling acquisition, as well as other purchase acquisitions. These costs included investment banking, legal and accounting fees and expenses, amortization of acquisition-related intangible assets and the write-off of in-process research and development.

     On April 28, 2000, we completed our acquisition of SupplyBase, a leading developer of high-end interactive database products, services and supply chain management tools for managing custom content. We issued or reserved for issuance
3.6 million shares of our common stock with a fair market value of $345.5 million in exchange for all outstanding stock, options and warrants of SupplyBase. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $6.8 million, resulting in a total purchase price of $352.3 million. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of SupplyBase have been included with our results of operations since April 28, 2000.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total purchase price paid for the SupplyBase acquisition was allocated based on the estimated fair values of the assets acquired as follows:

                                                              SUPPLYBASE
                                                              ----------
Net liabilities assumed.....................................   $ (1,663)
Identifiable intangible assets..............................     15,700
Goodwill....................................................    331,815
In-process research and development.........................      6,400
                                                               --------
          Total.............................................   $352,252
                                                               ========

     $15.7 million of the purchase consideration was allocated to other intangible assets, including developed technology ($2.8 million), assembled workforce ($1.2 million) and content databases ($11.7 million), with these amounts being amortized over two to three years. Goodwill is being amortized over three years.

     $6.4 million of the SupplyBase purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including new generation and web-based custom content management products ranging from 5% to 75% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 25% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

     On June 9, 2000, we completed our acquisition of Aspect the leading developer of collaborative solutions for standardized content management and inbound supply chain solutions for business-to-business marketplaces. We issued or reserved for issuance 67.5 million shares of our common stock with a fair market value of $6.4 billion and exchanged options to purchase 28.5 million shares of our common stock with a fair value of $2.4 billion. The fair value of the exchanged options was valued using the Black-Scholes options pricing model with the following assumptions: expected volatility of 0.84, weighted-average risk-free interest rate of 5.60%, expected terms ranging from 1-4 years and no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $39.5 million, resulting in a total purchase price of $8.8 billion. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Aspect have been included with our results of operations since June 9, 2000.

     The total purchase price paid for the Aspect acquisition was allocated based on the estimated fair values of the assets acquired, as follows:

                                                                ASPECT
                                                              ----------
Net assets acquired.........................................  $  161,568
Identifiable intangible assets..............................     217,000
Goodwill....................................................   8,344,292
In-process research and development.........................      83,000
                                                              ----------
          Total.............................................  $8,805,860
                                                              ==========

     $217.0 million of the purchase consideration was allocated to other intangible assets, including developed technology ($81.0 million), assembled workforce ($10.0 million), content databases ($84.0 million) and
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

customer lists ($42.0 million), with these amounts being amortized over two to three years. Goodwill is being amortized over three years.

     $83.0 million of the Aspect purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including next generation and development of e-business products ranging from 35% to 65% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 20% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for 2000 and 1999 assuming SupplyBase and Aspect had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                      PRO FORMA (UNAUDITED)
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Revenue...........................................  $ 1,178,931    $   671,422
Net loss..........................................   (2,989,314)    (2,982,570)
Basic and diluted loss per common share...........        (7.60)         (8.07)

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

     We also acquired certain other businesses in 2000, 1999 and 1998 for an aggregate purchase price of $2.9 million, $5.3 million and $9.2 million, which included cash, stock, assumed liabilities and acquisition costs. These acquisitions were accounted for as purchase business combinations. Accordingly, we allocated the purchase prices based on the fair value of assets acquired and liabilities assumed. A portion of the purchase price of these transactions was identified, using proven valuation procedures and techniques, as intangible assets. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process research and development projects. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of each acquisition, the products under development had not reached technological feasibility and had no alternative future use. We expensed $2.4 million, $3.3 million and $4.7 million in 2000, 1999 and 1998, as in-process research and development and acquisition-related costs at each acquisition date. The value assigned to in-process research and development is comprised of various research and development projects. These projects include the introduction of new technologies as well as revisions of enhancements to certain acquired technologies. There is risk associated with the completion of the projects, and there is no assurance that each will attain either technological feasibility or commercial success.

     Amortization of goodwill, acquired technology, other intangible assets, and the write-off of in-process research and development totaled $1.9 billion in 2000, $5.1 million in 1999 and $5.4 million in 1998.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On December 27, 2000, we entered into a definitive agreement to acquire Trade Services Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate EC Content, Inc., which develops and manages content for digital marketplaces, e-procurement and supplier syndication. Pursuant to the amended agreement, we purchased all the outstanding stock of both companies for approximately $75.0 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock, and a convertible promissory note maturing in September 2003. This acquisition closed on March 23, 2001 and will be accounted for using the purchase method.

3. ASSET ACQUISITION

     On March 27, 2000, we purchased various software assets, cross-patent rights and software licenses with an aggregate value of $234 million from IBM in exchange for 2.6 million shares of our common stock. This amount was recorded as acquired technology and cross patent rights; software licenses, which are amortized over three to five years; and in-process research and development. In-process research and development totaled $8.9 million and was expensed immediately. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established including next generation forecasting and replenishment products and next generation industry specific scheduler products ranging from 73% to 85% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 19% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. In addition, we may issue to IBM up to an additional $250 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We could be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000. Issuance of this stock will be recorded as a commission or sales discount and not as an addition to purchase price.

4. INVESTMENT SECURITIES

     Short-term time deposits and other liquid investments in debt securities with initial maturities of less than three months are reported as cash and cash equivalents in the Consolidated Balance Sheets. Investment securities reported as cash and cash equivalents as of December 31, 2000 and 1999 were as follows:

                                                           2000        1999
                                                         --------    --------
Short-term time deposits...............................  $ 12,840    $ 32,556
U.S. government obligations............................        --     340,375
Obligations of state and local municipalities..........   111,305          --
Commercial paper.......................................   409,088      36,695
                                                         --------    --------
                                                         $533,233    $409,626
                                                         ========    ========

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Investments in debt securities with original maturities in excess of three months but less than one year are reported as short-term investments in the Consolidated Balance Sheets. Short-term investments as of December 31, 2000 and 1999 were as follows:

                                                           2000        1999
                                                          -------    --------
U.S. government obligations.............................  $18,064    $     --
Obligations of state and local municipalities...........    1,136       1,300
Corporate bonds and notes...............................   54,886     123,506
Commercial paper........................................   10,000          --
                                                          -------    --------
                                                          $84,086    $124,806
                                                          =======    ========

     Investments in debt securities with original maturities in excess of one year and corporate equity securities are reported as other assets in the Consolidated Balance Sheets. All long-term debt securities outstanding at December 31, 2000 will contractually mature within 2 years. Long-term investments as of December 31, 2000 and 1999 were as follows:

                                                             2000       1999
                                                            -------    ------
U.S. government obligations...............................  $ 7,000    $   --
Corporate bonds and notes.................................    6,019        --
Corporate equity securities...............................   53,631     6,028
                                                            -------    ------
                                                            $66,650    $6,028
                                                            =======    ======

     During 2000 and 1999, all debt securities were classified as available for sale. The difference between the cost and fair value of these investments was not material at December 31, 2000 or 1999; therefore, no adjustment has been made to the historical carrying value of these investments. At December 31, 2000, the carrying value of corporate equity securities included gross unrealized gains of $2.0 million and gross unrealized losses of $8.1 million. No unrealized gains or losses were recognized on corporate equity securities at December 31, 1999.

     Interest and dividend income on investments totaled $43.5 million in 2000, $9.7 million in 1999 and $7.6 million in 1998. Net realized losses on investments totaled $1.6 million in 2000. Realized gains and losses in 1999 and 1998 were not material.

5. PREMISES AND EQUIPMENT

     Premises and equipment as of December 31, 2000 and 1999 consisted of the following:

                                                           2000        1999
                                                         --------    --------
Computer equipment.....................................  $ 84,114    $ 52,701
Furniture and fixtures.................................    53,712      19,388
Leasehold improvements.................................    51,479      16,406
                                                         --------    --------
                                                          189,305      88,495
Less: Accumulated depreciation.........................   (64,453)    (38,012)
                                                         --------    --------
                                                         $124,852    $ 50,483
                                                         ========    ========

     Depreciation of premises and equipment totaled $27.8 million in 2000, $14.6 million in 1999 and $11.5 million in 1998.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. BORROWINGS

     We maintain two, one-year revolving lines of credit of $15.0 million with separate financial institutions that have an aggregate borrowing capacity of $30.0 million. The lines of credit are unsecured and contain customary restrictive covenants, including covenants requiring us to maintain certain financial ratios. The lines of credit are not subject to a borrowing base limitation and borrowings bear interest at LIBOR plus 0.75% to 1.75% per annum, depending on certain cash ratios. The maximum borrowing levels available under the lines of credit are reduced by the value of outstanding letters of credit issued by the lenders on our behalf, $8.1 million and $14.2 million of which were outstanding at December 31, 2000 and 1999. As of December 31, 2000 and 1999, there were no borrowings outstanding under the lines of credit and we were in compliance with all covenants. The lines of credit are renewable in August 2001.

     December 10, 1999, we issued an aggregate principal amount of $350.0 million of our 5.25% convertible subordinated notes due in 2006. The notes were sold at par less an underwriting discount of 2.75% of the principal amount of the notes. The net proceeds of this offering, after giving effect to discounts, commissions, premiums and expenses, were $339.9 million. These securities were issued and sold to Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation, as the initial purchasers, in reliance on the exemption from registration under the Securities Act of 1933, as amended provided by Section 144A thereof. In connection with this transaction, each of the initial purchasers represented that it was a "qualified institutional buyer" within the meaning of the Securities and Exchange Act of 1934. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. As of December 31, 2000, none of the notes have been converted to common stock. The principal balance of the notes totaled $350.0 million at December 31, 2000 and 1999, while the estimated fair value of the notes totaled $358.5 million and $350.0 million at those dates.

     Interest expensed for borrowings totaled $18.5 million and $1.8 million in 2000 and 1999. Actual cash payments related to interest on borrowings totaled $18.7 million and $0.7 million during those years. Interest on borrowings was not significant in 1998.

7. STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

     Stock Splits. On January 14, 2000, our Board of Directors approved a two-for-one stock split. The stock split was paid as a 100% dividend on February 17, 2000. On October 17, 2000, our Board of Directors approved another two-for-one stock split that was contingent upon stockholder approval of a proposed amendment to our certificate of incorporation to increase our authorized common stock to 2,000,000,000 shares. Our stockholders approved the proposal at a special meeting held on November 28, 2000 and the stock split was paid as a 100% stock dividend on December 5, 2000. All prior share and per share amounts included herein have been adjusted to reflect the stock splits.

     Earnings Per Common Share. The weighted-average number of common shares outstanding for basic and diluted earnings per common share computations for each reported period was as follows (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Weighted-average common shares outstanding............  362,723    300,838    287,176
Effect of dilutive securities:
  Stock options.......................................       --     34,278     26,944
  Convertible debt....................................       --        562         --
                                                        -------    -------    -------
Weighted-average diluted common shares outstanding....  362,723    335,678    314,120
                                                        =======    =======    =======

     As a result of the net loss incurred for 2000, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding for the purposes of computing diluted earnings per common share included 58.7 million shares issuable under stock options and warrants and 0.3 million contingently issuable shares earned during the year.

8. EMPLOYEE BENEFIT PLANS

     Employee Retirement Plans. We have established 401(k) retirement plans that cover a majority of our employees. Eligible employees may contribute up to 18% of their compensation, subject to certain limitations, to the Retirement Plans. We may make contributions to the plans at the discretion of the Board; however, as of December 31, 2000, no contributions have been made.

     Deferred Compensation. During 2000, 1999 and 1998, we recognized $8.8 million, $0.4 million and $0.6 million of deferred compensation as compensation expense. As of December 31, 2000 and 1999, the unamortized portion of deferred compensation totaled $1.4 million and $10.2 million.

     Employee Stock Purchase Plans. We maintain stock purchase plans for the benefit of our employees and the employees of our wholly owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of common stock through periodic payroll deductions. Payroll deductions may not exceed the lesser of 15% of a participant's base salary or $25,000 per year, and employees may purchase a maximum of 8,000 shares per purchase period under the purchase plans. The purchase price per share is 85% of the lesser of the fair market value of our common stock on the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment. We have reserved 10,000,000 shares of common stock for issuance under the plans. Shares purchased under the plans totaled 709,826 in 2000, 2,026,884 in 1999 and 1,344,778 in 1998. As of December 31, 2000, 4,820,804
shares remained available for purchase under the plans.

     We assumed an employee stock purchase plan maintained by Aspect as a part of our acquisition. The plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which stock is sold under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. We have reserved 722,447 shares of our common stock for issuance under this plan. 203,474 shares were issued under this plan in 2000. As of December 31, 2000, 518,973 shares remained available for purchase under the plan. This plan was terminated upon completion of the final offering period in February 2001.

     1995 Stock Option/Stock Issuance Plan. The 1995 Stock Option/Stock Issuance Plan replaced our original 1992 Stock Plan. All options outstanding under the 1992 Stock Plan were incorporated into the 1995 Plan, however, all outstanding options under the 1992 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the provisions of the 1995 Plan, as amended, 252,000,000 have been reserved for issuance. The 1995 Plan is divided into the following three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and
(iii) the Automatic Option Grant Program.

     The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonqualified stock options. Options granted under the Discretionary Option Grant Program generally vest in four equal annual increments and expire after ten years. Some options granted under the Discretionary Option Grant Program are immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the Stock Issuance Program, the Board or a committee of the Board, or the Plan Administrator, may grant shares of our common stock to any person at any time, at such prices and on such terms as established by the Plan Administrator. The purchase price per share cannot be less than 85% of the fair market value of our common stock on the issuance date.

     Under the Automatic Option Grant Program, each person who is first elected or appointed as a non-employee Board member shall automatically be granted a nonqualified option to purchase 8,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee Board member shall automatically be granted an additional option to purchase 8,000 shares of our common stock, subject to certain conditions.

     In connection with the acquisitions of various companies, we have assumed the stock option plans of each acquired company. A total of 37.6 million shares, including 28.6 million shares in 2000, of our common stock have been reserved for issuance under the assumed plans and the related options are included in the following table.

     A summary of option activity follows (in thousands, except per share amounts):

                                                                    OPTIONS OUTSTANDING
                                                   SHARES      -----------------------------
                                                  AVAILABLE     NUMBER      WEIGHTED-AVERAGE
                                                  FOR GRANT    OF SHARES     EXERCISE PRICE
                                                  ---------    ---------    ----------------
Balance, January 1, 1998........................    30,747       50,376          $ 2.00
  Additional shares reserved....................       603           --              --
  Granted and assumed...........................   (39,710)      39,710            4.32
  Exercised.....................................        --      (13,388)            .43
  Canceled......................................    16,982      (16,982)           5.65
                                                   -------      -------
Balance, December 31, 1998......................     8,622       59,716            2.86
  Additional shares reserved....................    49,345           --              --
  Granted and assumed...........................   (35,097)      35,097           12.34
  Exercised.....................................        --      (15,337)           1.68
  Canceled......................................     6,141       (6,141)           4.92
                                                   -------      -------
Balance, December 31, 1999......................    29,011       73,335            7.47
  Additional shares reserved....................   108,568           --              --
  Granted and assumed...........................   (71,098)      71,098           44.40
  Exercised.....................................        --      (20,018)           5.05
  Canceled......................................     9,512       (9,512)          30.56
                                                   -------      -------
Balance, December 31, 2000......................    75,993      114,903           29.14
                                                   =======      =======

     In October 1998, the Board approved a plan to reprice a portion of our outstanding stock options, excluding options held by certain executive officers. As a result, 15,030,740 options with exercise prices ranging from $3.50 to $8.21 per share were repriced at $3.49 per share, the fair market value on the date of repricing. For any unvested options included in this repricing, the vesting schedule was restarted with a vesting period of four years. The repricing has been reflected in the above table as part of the options granted and canceled during 1998.

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     All options outstanding at December 31, 2000, are incentive options except for 51,296,203 options, which are nonqualified stock options.

     Other information regarding options outstanding and options exercisable as of December 31, 2000, is as follows (in thousands, except per share amounts):

                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 -----------------------------------------   --------------------------
                                               WEIGHTED-
                                                AVERAGE
   RANGE OF                    WEIGHTED-       REMAINING                   WEIGHTED-
   EXERCISE       NUMBER        AVERAGE       CONTRACTUAL     NUMBER        AVERAGE
    PRICES       OF SHARES   EXERCISE PRICE   LIFE (YEARS)   OF SHARES   EXERCISE PRICE
---------------  ---------   --------------   ------------   ---------   --------------
$ 0.00 - $ 3.16     8,436        $ 2.39           7.1          5,535         $ 2.17
  3.17 -   5.15    24,860          3.85           7.4          9,706           3.86
  5.16 -   9.86    16,751          7.59           8.2          2,898           7.34
  9.87 -  14.95    11,077         11.18           8.4          3,649          11.94
 14.86 -  38.81    14,939         33.00           8.9          1,359          26.13
 38.82 -  45.46     2,994         40.43           9.3            105          43.61
 45.47 -  55.22     6,659         49.11           9.4            521          46.94
 55.23 -  64.42    11,884         60.19           9.5             43          61.49
 64.43 -  73.62    11,102         71.43           9.5            257          68.15
 73.63 -  92.03     6,201         85.74           9.6             --             --
                  -------                                     ------
Total             114,903         29.14           8.5         24,073           8.27
                  =======                                     ======

     Pro Forma Net Income (Loss) and Earnings Per Share. Pro forma information regarding net income (loss) and earnings per share has been determined as if we had accounted for our employee stock options and shares issued under the employee stock purchase plans using the fair value method of SFAS No. 123. The weighted average fair value of options granted in 2000, 1999 and 1998 was $41.22, $2.15 and $2.31 per option. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: Risk-free interest rates of 6.0%, 5.6% and 5.2%; volatility factors of the expected market price of our common stock of 0.93, 0.84 and 0.75; a weighted-average expected life of the options of 4, 3 and 3 years; and no dividend yields. The pro forma impact of stock options issued under stock option plans assumed in connection with pooling of interests business combinations are not presented prior to their acquisitions as the fair value of the options and their related impact is immaterial.

     The fair value of shares issued under the employee stock purchase plans was estimated as of the initial day of the purchase period using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: Risk free interest rates of 5.86%, 5.0% and 5.0%; volatility factors of the expected market price of our common stock of 0.90, 0.84 and 0.75; a weighted-average expected life of the purchase right of 0.5 years; and no dividend yields. The weighted-average fair value of purchase rights granted under the employee stock purchase plans during 2000, 1999, and 1998 were $27.60, $2.82 and $2.30.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and employee stock purchase plans' shares.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following pro forma information presents net income (loss) and earnings per share for 2000, 1999 and 1998 had the fair value method of SFAS 123 been used to measure compensation cost for stock compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the estimated fair value of the employee stock purchase plans' shares is amortized to expense over the purchase period. These amounts have not been reflected in our Consolidated Statements of Operations (in thousands, except per share amounts):

                                                        2000         1999       1998
                                                     -----------    -------    -------
Net income (loss):
  As reported......................................  $(1,752,013)   $23,515    $ 5,219
  Pro forma........................................   (2,157,137)    (3,652)    (9,232)
Basic earnings (loss) per common share:
  As reported......................................        (4.83)      0.08       0.02
  Pro forma........................................        (5.95)     (0.01)     (0.03)
Diluted earnings (loss) per common share:
  As reported......................................        (4.83)      0.07       0.02
  Pro forma........................................        (5.95)     (0.01)     (0.03)

9. INCOME TAXES

     Our provision for income taxes consists of the following:

                                                         2000       1999       1998
                                                       --------    -------    -------
Current:
  Federal............................................  $ 42,424    $24,604    $21,982
  State..............................................     6,822      3,120      2,490
  Foreign............................................    18,880     12,310      3,278
Deferred:
  Federal............................................   (30,604)    (7,558)    (4,752)
  State..............................................    (2,671)      (990)      (185)
  Foreign............................................       865     (6,934)    (5,534)
                                                       --------    -------    -------
          Total......................................  $ 35,716    $24,552    $17,279
                                                       ========    =======    =======

     Our provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% for 2000, 1999 and 1998 to income before income taxes as follows:

                                                        2000        1999       1998
                                                      ---------    -------    -------
Expense (benefit) computed at statutory rate........  $(600,704)   $16,824    $ 7,874
Non-deductible in-process research and development
  and acquisition costs.............................    634,039      2,294      2,635
State taxes, net of federal tax benefit.............      1,756      1,050      1,536
Research and development tax credits................     (3,938)    (1,185)    (1,375)
Non-deductible meals and entertainment..............      1,553      1,062        518
Valuation allowance for net deferred tax asset......         --      1,904      5,661
Other...............................................      3,010      2,603        430
                                                      ---------    -------    -------
          Provision for income taxes................  $  35,716    $24,552    $17,279
                                                      =========    =======    =======

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities at December 31, 2000 and 1999 are comprised of the following:

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Foreign tax credits.......................................  $  6,590    $  4,030
  Deferred revenue..........................................     5,710       2,604
  Accrued liabilities.......................................    32,854       8,287
  Bad debt allowance........................................     6,969       6,158
  Research and development tax credits......................     8,013       4,075
  Net operating losses......................................   349,229      28,485
  Acquired intangibles......................................    14,538          --
  Other.....................................................     8,955       3,165
                                                              --------    --------
          Total deferred tax assets.........................   432,858      56,804
Deferred tax liabilities:
  Acquired intangibles......................................   (63,014)       (662)
  Other.....................................................    (2,953)     (3,723)
                                                              --------    --------
Total deferred tax liability................................   (65,967)     (4,385)
Valuation allowance for net deferred tax assets.............   (10,423)    (10,423)
                                                              --------    --------
          Net deferred tax assets...........................  $356,468    $ 41,996
                                                              ========    ========

     We consider the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided. Aggregate unremitted earnings of foreign subsidiaries, for which U.S. income taxes have not been provided, totaled $42.9 million and $25.3 million as of December 31, 2000 and 1999.

     At December 31, 2000 and 1999, we had $929.6 million and $56.5 million of U.S. federal net operating loss carryforwards and research and development carryforwards of $8.0 million and $4.1 million. At December 31, 2000 and 1999, we had $1.7 million and $22.3 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards expire in the years 2002 through 2020 and are subject to certain annual limitations. The federal research and development carryforwards expire in the years 2005 through 2020. The foreign net operating loss carryforwards have no expiration date.

     We paid income taxes of $2.7 million, $3.2 million and $5.9 million in 2000, 1999 and 1998.

     Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and given the tax jurisdictions in which it operates. We adjust our valuation allowance from time to time based on such evaluations.

10. COMMITMENTS AND CONTINGENCIES

     We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. Total rent expense incurred during 2000, 1999 and 1998 was $56.4 million, $26.2 million and $9.3 million.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under all noncancellable operating leases as of December 31, 2000 are as follows:

2001........................................................  $ 61,630
2002........................................................    40,609
2003........................................................    30,821
2004........................................................    21,277
2005........................................................    15,568
Thereafter..................................................    57,578
                                                              --------
          Total.............................................  $227,483
                                                              ========

     On October 10, 2000, we settled a lawsuit filed by a former employee alleging his right to exercise stock options granted to him in 1996 while he was employed by us, prior to the initial public offering of our stock. The settlement resulted in the recognition of a $22.4 million non-cash, pre-tax charge during the third quarter of 2000. In a separate matter, an employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of these options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

     We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

11. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

     We operate our business in one segment, Internet-based e-business and marketplace solutions designed to help enterprises optimize business process both internally and among trading partners. SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international e-business providers and systems consulting and integration firms. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by desegregated information about revenues by geographic regions.

     Revenues are attributable to regions based on the locations of the customers' operations. The following geographic information presents total revenues for 2000, 1999 and 1998:

                                                       2000         1999        1998
                                                    ----------    --------    --------
United States.....................................  $  733,372    $389,912    $295,933
Europe............................................     224,273      93,844      39,739
Asia..............................................     128,358      60,111      21,095
Other.............................................      40,322      27,243      12,390
                                                    ----------    --------    --------
                                                    $1,126,325    $571,110    $369,157
                                                    ==========    ========    ========

     Total assets related to our international operations accounted for $350.3 million, or 3.8% of total consolidated assets, as of December 31, 2000 and $132.2 million, or 15.4% of total consolidated assets, as of December 31, 1999.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. NEW ACCOUNTING STANDARDS

     On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on our financial statements.

     We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We do not utilize or expect to utilize derivative financial instruments for trading or speculative purposes.

     During the periods presented, our strategy for managing foreign currency risk was limited to hedging certain significant accounts receivable that were denominated in foreign currency. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward contracts to hedge various nonfunctional currency exposures with the objective of reducing the effect of foreign currency exchange rates on our results of operations.

     In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. Management believes the adoption of this standard, as it is proposed, will have a material impact on our financial statements if the final statement is issued prior to the full amortization of our remaining goodwill.

13. SUBSEQUENT EVENTS

     Since March 2, 2001, several class action lawsuits have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. In substance, all of the complaints allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with our customer Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The plaintiffs in the actions purport to represent persons who purchased our stock during various periods ranging from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and we and our officers have meritorious defenses.

     On March 8, 2001, we entered into a definitive agreement to acquire Rightworks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

all the outstanding stock of Rightworks. The transaction is expected to close in the second quarter of 2001 and will be accounted for using the purchase method.

     On March 9, 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees have the option to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 8, 2001. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive 1.1 new stock options for each stock option cancelled. The exchange program has been organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program will result. Members of our Board of Directors, executive officers, and certain members of the senior management team are not eligible to participate in this program.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
i2 Technologies, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of i2 Technologies, Inc. (a Delaware corporation) included in this annual report on Form 10-K and have issued our report thereon dated January 16, 2001 (except for the last paragraph in Note 2 and Note 13 as to which the dates are March 23, 2001 and March 9, 2001, respectively). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 /s/ ARTHUR ANDERSEN LLP

Dallas, Texas
January 16, 2001
                             i2 TECHNOLOGIES, INC.
                SCHEDULE II TO CONSOLIDATED FINANCIAL STATEMENTS
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                2000       1999       1998
                                                              --------    -------    ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of period..............................  $ 17,474    $ 8,551    $4,578
Provision for bad debts charged to costs and expenses.......    21,829    $11,065     4,924
Write-offs..................................................   (11,497)   $(2,142)     (951)
Acquired allowances and other adjustments...................     3,523         --        --
                                                              --------    -------    ------
Balance at end of period....................................  $ 31,329    $17,474    $8,551
                                                              ========    =======    ======

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1*         -- Agreement and Plan of Reorganization, dated May 12, 1999, by and among i2, Intelligent Acquisition Corp. and Sales
                            Marketing Administration Tracking Technologies, Inc.
                            (filed as Exhibit 2.1 to i2's Registration Statement on
                            Form S-4 (Reg. No. 333-79681)(the "Form S-4").
            2.2*         -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Hoya Merger Corp. and Aspect
                            Development, Inc. (filed as Exhibit 1 to the Schedule 13D
                            filed by i2 on March 22, 2000 with respect to Aspect
                            Development, Inc. and incorporated herein by reference).
            2.3*         -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Starfish Merger Corporation and
                            SupplyBase, Inc. (filed as Exhibit 2.3 to i2's Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
            3.1          -- Restated Certificate of Incorporation, as amended through
                            November 29, 2000.
            3.2          -- Amended and Restated Bylaws, as amended through September
                            13, 2000.
            4.1*         -- Specimen Common Stock certificate (filed as Exhibit 4.1 to i2's Registration Statement on Form S-1 (Reg. No.
                            333-1752) (the "Form S-1")).
            4.2*         -- Indenture, dated as of December 10, 1999 between i2 and
                            Chase Bank of Texas, National Association, as trustee,
                            including the form of note set forth in Section 2.2
                            thereof (filed as Exhibit 4.2 to i2's Registration
                            Statement on Form S-3 (Reg. No. 333-31342) (the "Form
                            S-3")).
            4.3*         -- Registration Rights Agreement, dated as of December 10,
                            1999 between i2 and Goldman, Sachs & Co., Morgan Stanley
                            Dean Witter and Credit Suisse First Boston (filed as
                            Exhibit 4.3 to the Form S-3).
           10.1*         -- Form of Registration Rights Agreement, dated April 1,
                            1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family
                            Investments, Ltd. (filed as Exhibit 10.2 to the Form
                            S-1).
           10.2*         -- i2 Technologies, Inc. 1995 Stock Option/Stock Issuance
                            Plan, as amended and restated through January 14, 2000
                            (filed as Exhibit 99.1 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-40038) (the "Aspect S-8")).
           10.3*         -- Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the
                            Form S-1).
           10.4*         -- Form of Employee Proprietary Information Agreement
                            between i2 and each of its employees (filed as Exhibit
                            10.9 to the Form S-1).
           10.5*         -- i2 Technologies, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form
                            S-8 (Reg. No. 333-85791) (the "1999 S-8")).
           10.6*         -- i2 Technologies, Inc. International Employee Stock
                            Purchase Plan (filed as Exhibit 99.4 to the 1999 Form
                            S-8).
           10.7*         -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-28147) (the "Think/Optimax S-8")).
           10.8*         -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8).
           10.9*         -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.10*        -- InterTrans Logistics Solutions Limited 1997 Stock
                            Incentive Plan (filed as Exhibit 99.7 to i2's
                            Registration Statement on Form S-8 (Reg. No. 333-53667)).
           10.11*        -- SMART Technologies, Inc. 1996 Stock Option/Stock Issuance
                            Plan (filed as Exhibit 99.13 to 1999 Form S-8).
           10.12*        -- Lease with One Colinas Crossing dated March 24, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.6 to i2's Current Report on Form 8-K dated November
                            30, 1999 (the "November 1999 8-K")).
           10.13*        -- Lease with Two Colinas Crossing dated August 3, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.7 to the November 1999 8-K).
           10.14*        -- SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form S-8 (Reg. No.
                            333-36478)).
           10.15*        -- Aspect Development, Inc. 1997 Nonstatutory Stock Option
                            Plan (filed as Exhibit 99.2 to the Aspect S-8).
           10.16*        -- Aspect Development, Inc. 1992 Stock Option Plan (filed as
                            Exhibit 99.3 to the Aspect S-8).
           10.17*        -- Aspect Development, Inc. 1996 Outside Directors Stock
                            Option Plan (filed as Exhibit 99.4 to the Aspect S-8).
           10.18*        -- Aspect Development, Inc. 1996 Employee Stock Purchase
                            Plan (filed as Exhibit 99.5 to the Aspect S-8).
           10.19*        -- Transition Analysis Component Technology, Inc. 1997 Stock
                            Plan (filed as Exhibit 99.6 to the Aspect S-8).
           10.20*        -- Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).
           10.21*        -- Common Stock Purchase Agreement, dated March 7, 2000,
                            between i2 and International Business Machines
                            Corporation (filed as Exhibit 2.1 to i2's Current Report
                            on Form 8-K filed on April 11, 2000).
           10.22*(1)     -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Robert L. Evans (filed as Exhibit 10.1 to
                            i2's Current Report on Form 8-K filed on June 22, 2000).
           10.23*(1)     -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2
                            to i2's Current Report on Form 8-K filed on June 22,
                            2000).
           16.1*         -- Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2's Current Report on Form 8-K filed
                            on April 21, 1999).
           21.1          -- List of subsidiaries.
           23.1          -- Consent of Arthur Andersen LLP.
           24.1          -- Power of Attorney, pursuant to which amendments to this
                            Form 10-K may be filed, is included on this signature
                            page contained in Part IV of this Form 10-K.

---------------
 *  Incorporated herein by reference to the indicated filing

(1) Management contract or compensatory plan or arrangement