Form 10-Q
period 2001-03-31
I2 TECHNOLOGIES INC
filed 2001-05-04
CIK 1009304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, the Registrant had outstanding 411,069,326 shares of Common Stock, $0.00025 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000..................    4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000..................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   30

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   31
Item 2.  Changes in Securities and Use of Proceeds...................   31
Item 3.  Defaults upon Senior Securities.............................   31
Item 4.  Submission of Matters to a Vote of Security Holders.........   31
Item 5.  Other Information...........................................   31
Item 6.  Exhibits and Reports on Form 8-K............................   32

SIGNATURES...........................................................   33

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   706,286   $   739,241
  Short-term investments....................................       94,488        84,086
  Accounts receivable, net of allowance for doubtful
     accounts of $39,869 and $31,329........................      303,590       298,465
  Deferred income taxes, prepaids and other current
     assets.................................................      122,202        76,989
                                                              -----------   -----------
          Total current assets..............................    1,226,566     1,198,781
Premises and equipment, net.................................      151,778       124,852
Deferred income taxes and other assets......................      435,517       410,026
Intangibles and goodwill, net...............................    6,816,559     7,492,167
                                                              -----------   -----------
          Total assets......................................  $ 8,630,420   $ 9,225,826
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    50,745   $    49,628
  Accrued liabilities.......................................      138,283       111,739
  Accrued compensation and related expenses.................       92,806        84,942
  Deferred revenue..........................................      182,720       165,689
  Income taxes payable......................................       11,451        10,056
                                                              -----------   -----------
          Total current liabilities.........................      476,005       422,054
Other long-term liabilities.................................          288           325
Long-term debt..............................................      406,139       350,000
                                                              -----------   -----------
          Total liabilities.................................      882,432       772,379
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000 shares
     authorized, none issued................................           --            --
  Common stock, $0.00025 par value, 2,000,000 shares
     authorized, 410,798 and 405,840 shares issued and
     outstanding............................................          103           102
  Additional paid-in capital................................   10,251,049    10,174,012
  Accumulated other comprehensive loss......................      (15,028)       (6,694)
  Accumulated deficit.......................................   (2,488,136)   (1,713,973)
                                                              -----------   -----------
          Total stockholders' equity........................    7,747,988     8,453,447
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $ 8,630,420   $ 9,225,826
                                                              ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
Revenues:
  Software licenses.........................................  $  211,132   $113,584
  Services..................................................      93,223     46,870
  Maintenance...............................................      52,203     25,826
                                                              ----------   --------
          Total revenues....................................     356,558    186,280
Costs and expenses:
  Cost of software licenses.................................      21,811      5,366
  Cost of services and maintenance..........................      83,085     41,072
  Sales and marketing.......................................     140,629     66,210
  Research and development..................................      75,236     39,846
  General and administrative................................      29,699     16,607
  Amortization of intangibles...............................     768,958         --
  In-process research and development and
     acquisition-related expenses...........................       4,700        557
                                                              ----------   --------
          Total costs and expenses..........................   1,124,118    169,658
                                                              ----------   --------
Operating income (loss).....................................    (767,560)    16,622
Other income (expense), net.................................     (13,537)     2,499
                                                              ----------   --------
Income (loss) before income taxes...........................    (781,097)    19,121
Provision (benefit) for income taxes........................      (6,946)     7,380
                                                              ----------   --------
Net income (loss)...........................................  $ (774,151)  $ 11,741
                                                              ==========   ========
Basic and diluted earnings (loss) per common share:
  Basic earnings (loss) per common share....................  $    (1.90)  $   0.04
  Diluted earnings (loss) per common share..................  $    (1.90)  $   0.03
Weighted-average common shares outstanding..................     408,074    313,000
Weighted-average diluted common shares outstanding..........     408,074    366,050
Comprehensive income (loss):
  Net income (loss).........................................  $ (774,151)  $ 11,741
  Other comprehensive income (loss):
     Unrealized loss on available-for-sale securities
      arising during the period.............................     (24,312)        --
     Reclassification adjustment for net realized losses on
      available-for-sale securities included in income......      18,229         --
                                                              ----------   --------
          Net unrealized loss...............................      (6,083)        --
     Foreign currency translation adjustments...............      (6,797)      (133)
     Tax effect of other comprehensive income...............       4,546         50
                                                              ----------   --------
          Total other comprehensive loss....................      (8,334)       (83)
                                                              ----------   --------
          Total comprehensive income (loss).................  $ (782,485)  $ 11,658
                                                              ==========   ========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(774,151)  $ 11,741
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write-off of in-process research and development.......      4,700        577
     Depreciation and amortization..........................    780,386      4,593
     Provision for bad debts charged to costs and
      expenses..............................................     12,465      1,844
     Amortization of deferred compensation..................        645      1,129
     Loss on equity investments.............................     18,229         --
     Deferred income taxes and disqualifying dispositions...    (45,960)   (44,253)
     Tax benefit from stock option exercises................     31,750     39,399
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................    (16,746)   (31,323)
       Prepaids and other assets............................     (1,257)   (15,924)
       Accounts payable.....................................       (132)     2,426
       Accrued liabilities..................................     17,512     32,215
       Accrued compensation and related expenses............      6,575        861
       Deferred revenue.....................................      2,982     61,302
       Income taxes payable.................................      1,683      2,073
                                                              ---------   --------
          Net cash provided by operating activities.........     38,681     66,660
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in purchase of Trade Service Corporation and
     ec-Content.............................................     (4,772)        --
  Direct costs of purchase transactions.....................       (695)        --
  Short-term loan to RightWorks.............................     (3,300)        --
  Purchases of premises and equipment.......................    (24,316)   (13,955)
  Net change in short-term investments......................    (10,402)   (56,658)
  Purchases of equity investments...........................     (5,000)    (5,583)
  Purchases of long-term debt securities....................    (30,131)        --
                                                              ---------   --------
          Net cash used in investing activities.............    (78,616)   (76,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note acquired in acquisition of Trade Service
     Corporation and ec-Content.............................    (24,698)        --
  Net proceeds from sale of common stock to employees and
     exercise of stock options..............................     32,217     11,898
                                                              ---------   --------
          Net cash provided by financing activities.........      7,519     11,898
                                                              ---------   --------
  Effect of exchange rates on cash..........................       (539)       (11)
Net change in cash and cash equivalents.....................    (32,955)     2,351
Cash and cash equivalents at beginning of period............    739,241    454,585
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $ 706,286   $456,936
                                                              =========   ========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (TABLES IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2001, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2000, included in our annual report on Form 10-K filed with the SEC on March 29, 2001 (the "2000 Form 10-K"). Refer to our accounting policies described in the notes to financial statements contained in the 2000 Form 10-K. We consistently followed these policies in preparing this Form 10-Q. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ended December 31, 2001.

     Nature of Operations. We are a leading provider of supply chain and marketplace software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. In addition, we provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

     Principles of Consolidation. The condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     All prior share and per share data reflect the two-for-one stock split of our common stock paid as a 100% stock dividend on December 5, 2000.

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

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

     On March 23, 2001, we completed our acquisition of Trade Service Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc. (collectively, "TSC"), which develops and manages content for digital marketplaces, e-procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $74.1 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million, a convertible promissory note currently valued at $56.1 million and approximately $0.6 million in acquisition costs. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001.

     The convertible promissory note issued in connection with our acquisition of TSC will mature on September 23, 2003. Interest of 7.5% per annum is payable in annual installments on each anniversary date of the note and upon maturity. At any time on or after March 23, 2002, we may convert the note into shares of our common stock based upon the "trading average" of our stock. The trading average is the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date. If the trading average is $60.00 per share or less, then the number of shares issued upon conversion will be determined by dividing the outstanding principal balance and accrued interest by the trading average. If the trading average is greater than $60.00 per share, then the number of shares issued upon conversion will be the average of (a) the quotient derived by dividing the outstanding principal balance and accrued interest by the average of $60.00 and the trading average and (b) the average of (i) the quotient derived by dividing the outstanding principal balance and accrued interest by $60.00 and (ii) the quotient derived by dividing the outstanding principal balance and accrued interest by the trading average. The note is convertible by the holder at any time the trading average exceeds $60.00 per share using the same conversion formula as set forth in the previous sentence. Whether the note is converted at our option or at the option of the holder, the entire outstanding principal balance and accrued interest payable on the note must be converted. The aggregate number of shares of our common stock issued pursuant to the conversion of the note cannot exceed 39 million shares. Any portion of the note that may not be converted into shares of our common stock as a result of this limitation will instead be paid in cash.

     The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed.....................................   $(24,345)
Identified intangible assets:
  Developed technology......................................      8,500
  Assembled workforce.......................................        600
  Relationships.............................................     12,500
  Content databases.........................................     14,800
Goodwill....................................................     57,298
In-process research and development.........................      4,700
                                                               --------
          Total.............................................   $ 74,053
                                                               ========

     Identified intangible assets are being amortized over two to five years, while goodwill is being amortized over three years.

     $4.7 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established, including web-based content management and e-commerce web enablement, ranging from 22% to 45% complete. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

     Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2000 are not presented because the acquisition of TSC was not considered significant based on SEC rules and regulations regarding significant subsidiaries.

     On March 8, 2001, we entered into a definitive agreement to acquire RightWorks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for all the outstanding stock of RightWorks. The transaction, which is expected to close in the second quarter of 2001, will be accounted for using the purchase method. On March 28, 2001, we entered into a loan and security agreement with RightWorks whereby we agreed to loan them up to $25.0 million to provide operating capital until our acquisition is closed. The loan is secured by substantially all of the assets of RightWorks. Principal and interest, accrued at a rate of 15.0% per annum, are due, upon the termination of the loan agreement which is the earlier of (i) the date, following the closing of our acquisition, on which we demand payment, or (ii) the date of termination of our agreement to acquire RightWorks. As of March 31, 2001, the outstanding balance of the loan was $3.3 million.

     During the three months ended March 31, 2000, we issued $233.7 million (2.6 million shares) of our common stock for various software assets, cross-patent rights and software licenses.

3. STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

     Stock Splits. On January 14, 2000, our Board of Directors approved a two-for-one stock split, which was paid as a 100% dividend on February 17, 2000. On October 17, 2000, our Board of Directors approved another two-for-one stock split, which was paid as a 100% stock dividend on December 5, 2000. All share and per share amounts included herein have been adjusted to reflect the stock splits.

     Basic and Diluted Earnings Per Common Share. Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of stock options and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. The following is a reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share for the three months ended March 31, 2001 and 2000.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Weighted-average common shares outstanding..................  408,074    313,000
Effect of dilutive securities:
  Stock options.............................................       --     53,050
  Convertible debt..........................................       --         --
                                                              -------    -------
Weighted-average diluted common shares outstanding..........  408,074    366,050
                                                              =======    =======

     As a result of the net loss incurred during the three months ended March 31, 2001, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 43.4 million shares issuable under stock options and warrants.

     Stock Option Exchange Program. On March 9, 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were offered the opportunity, if they chose by April 15, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 16, 2001. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive 1.1 new stock options for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program will result. Members of our Board of Directors, executive officers, and certain members of the senior management team are not eligible to participate in this program.

4. SEGMENT INFORMATION, INTERNATIONAL OPERATIONS AND CUSTOMER CONCENTRATIONS

     We operate our business in one segment, supply chain and marketplace solutions designed to help enterprises optimize business process both internally and among trading partners. SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

     Revenues are attributable to regions based on the locations of the customers' operations. Total revenues by geographic region for the three months ended March 31, 2001 and 2000 were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
United States...............................................  $220,809   $121,536
Europe......................................................    84,739     29,753
Asia........................................................    40,965     28,648
Other.......................................................    10,045      6,343
                                                              --------   --------
                                                              $356,558   $186,280
                                                              ========   ========

     Total assets related to our international operations accounted for $377.8 million, or 4.4%, of total consolidated assets as of March 31, 2001 and $350.3 million, or 3.8%, of total consolidated assets as of December 31, 2000.

     During the three months ended March 31, 2001, one customer accounted for $42.2 million, or 11.8%, of total revenues. During the three months ended March 31, 2000, no individual customer accounted for more than 10.0% of total revenues.

5. COMMITMENTS AND CONTINGENCIES

     An employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of the options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

     Since March 2, 2001, several class actions have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. All of the complaints are virtually identical and allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The potential class consists of all persons who purchased our stock during the period from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and our officers and we have meritorious defenses.

     We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

6. FOREIGN CURRENCY RISK MANAGEMENT

     On January 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. Adoption of SFAS 133 did not materially impact our financial statements. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the statement of operations. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if changes in the fair value of the hedged item are not otherwise recorded. We account for all of our derivative instruments in accordance with this standard.

     Due to the fact that we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward contracts to hedge selected nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. We have not used, nor do we expect to use, forward contracts for trading purposes.

     We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income/expense, net in the Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three months ended March 31, 2001, we recognized net gains of $2.6 million on foreign currency forward contracts, which partly offset net foreign currency transaction losses of $4.7 million. Foreign currency transaction losses totaled $0.5 million during the three months ended March 31, 2000.

     Details of our foreign currency forward contracts as of March 31, 2001 are presented in the following table. All of these contracts were originated, without premiums, on March 31, 2001 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on March 31, 2001 and no amounts related to these forward contracts have been recorded in our financial statements.

                                       NOTIONAL AMOUNT OF FORWARD     NOTIONAL AMOUNT OF FORWARD
                                      CONTRACT IN FOREIGN CURRENCY     CONTRACT IN U.S. DOLLARS
                                      ----------------------------    --------------------------
Forward contracts to purchase:
  British Pounds....................  GBP                 647                  $   908
  Swiss Francs......................  CHF              22,213                   12,901
  Danish Kroners....................  DKK               5,671                      670
Forward contracts to sell:
  Australian Dollars................  AUD               9,089                    4,375
  Brazilian Reals...................  BRL               1,769                      807
  Canadian Dollars..................  CAD               8,856                    5,581
  European Euros....................  EUR              20,443                   17,792
  Indian Rupees.....................  INR             119,324                    2,524
  Japanese Yen......................  JPY           3,248,689                   25,655

     Our foreign currency forward contracts contain credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

7. NEW ACCOUNTING STANDARDS

     In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. Management believes the adoption of this standard, as it is proposed, will have a material non-cash impact on our financial statements if the final statement is issued prior to the full amortization of our remaining goodwill.

8. SUBSEQUENT EVENTS

     On April 2, we announced plans to reduce our workforce by about 10% as part of an effort to bring our total expenses in line with our current business outlook. Subsequent to that announcement, we reduced our staff by over 600. As part of our restructuring, we expect to incur charges related to employee severance, among other things. We expect to record these charges in the second quarter of 2001.

     On March 4, 2001 and April 12, 2001, our Board of Directors approved two amendments to our 1995 Stock Option/Stock Issuance Plan that would (i) implement an automatic share increase feature and (ii) extend the term of the plan from September 20, 2005 to April 11, 2011. The amendments are subject to approval by our stockholders at our annual stockholders' meeting on May 31, 2001.

     On April 20, 2001, our Board of Directors approved three amendments to our Employee Stock Purchase Plans that would (i) implement an automatic share increase feature; (ii) extend the term of the plan until the last business day in April 2011; and (iii) amend the stockholder approval requirements for future amendment to the plan. The amendments are subject to approval by our stockholders at our annual stockholders' meeting on May 31, 2001. In addition to these changes, the Board also amended the plan to: (i) eliminate the thirty-day service requirement for participation in the Purchase Plan and (ii) amend the leave of absence provision to provide a procedure by which a participant resumes participation in the Purchase Plan. These amendments do not require stockholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

     - Our financial results may vary significantly from quarter to quarter or we may fail to meet expectations, which could negatively impact the price of our stock.

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

     - Other risks listed under the section captioned "Factors that May Affect Future Results" included elsewhere in this report and in our other filings with the Securities and Exchange Commission.

     These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "should" or the negative of such terms and similar expressions as they relate to us, our customers, or our management are intended to identify forward-looking statements.

     References in this report to the terms "optimal" and "optimized" and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

OVERVIEW

     We are a leading provider of supply chain and marketplace software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. In addition, we provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. We also provide services such as consulting, training and maintenance in support of these offerings.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by selected items reflected in our Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------    -----
Revenues:
  Software licenses.........................................    59.2%    61.0%
  Services..................................................    26.2     25.1
  Maintenance...............................................    14.6     13.9
                                                              ------    -----
          Total revenues....................................   100.0    100.0
Costs and expenses:
  Cost of software licenses.................................     6.1      2.9
  Cost of services and maintenance..........................    23.3     22.1
  Sales and marketing.......................................    39.5     35.5
  Research and development..................................    21.1     21.4
  General and administrative................................     8.3      8.9
  Amortization of intangibles...............................   215.7       --
  In-process research and development and
     acquisition-related expenses...........................     1.3      0.3
                                                              ------    -----
          Total costs and expenses..........................   315.3     91.1
                                                              ------    -----
Operating income (loss).....................................  (215.3)     8.9
Other income (expense), net.................................    (3.8)     1.3
                                                              ------    -----
Income before income taxes..................................  (219.1)    10.2
Provision for income taxes..................................    (2.0)     3.9
                                                              ------    -----
Net income (loss)...........................................  (217.1)%    6.3%
                                                              ======    =====

REVENUES

     Revenues consist of software license revenues, service revenues, and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition."

     Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as license revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future elements are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the term of the agreements. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software.

     Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized as the services are performed under service agreements in connection with initial license sales.

     Maintenance revenues are derived from technical support and software updates provided to customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement, generally one year.

     Payments received in advance of revenue recognized are classified as deferred revenue in the Consolidated Balance Sheets.

     Total revenues increased $170.3 million, or 91.4%, during the three months ended March 2001 compared to the same period in 2000. These increases resulted from the expansion of our product offerings; increased demand for our products and services, particularly from our existing customer base; increased sales activities resulting from additional sales representatives; and additional revenues generated by acquired businesses. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance.

     Software Licenses. Software license revenues constituted 59.2% of total revenues during the three months ended March 31, 2001, compared to 61.0% for the same period in 2000. Software license revenues increased $97.5 million, or 85.9%, during the three months ended March 31, 2001, compared to the same period in 2000. The increase in software license revenues over the comparable periods was due to:

     - Expansion of product offerings.

     - Increased demand for our products and services from our existing customer base.

     - Increased sales activities resulting from increases in direct sales representatives and strategic alliances with industry partners.

     - Increased customer awareness and interest in our product offerings.

     As a result of the above items, the number of recognized software license transactions increased to 102 transactions for the three months ended March 31, 2001 from 88 transactions for the same period in 2000, an increase of 15.9%. License revenue generated from our existing customer base totaled 73.6% of total license revenue for the three months ended March 31, 2001 compared to 42.1% for the same period in 2000. The average size of individual license transactions increased 50.1% to $1.9 million for the three months ended March 31, 2001 from $1.3 million for the same period in 2000. Additionally, the number of individual software license transactions in excess of $1.0 million increased 7.4% to 29 transactions for the three months ended March 31, 2001 from 27 transactions for the same period in 2000. Our direct sales channel is responsible for most of our license revenue.

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

     Services. Service revenues constituted 26.2% of total revenues during the three months ended March 31, 2001, compared to 25.1% during the same period in 2000. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a year-to-year basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. As large licenses or a significant number of smaller licenses are sold near the end of a given period, the relative proportion of services revenues to total revenues will increase in subsequent periods as services related to implementation are performed.

     Service revenues increased $46.4 million, or 98.9%, during the three months ended March 31, 2001, compared to same period in 2000. The increases in service revenues were due to an increase in the number of marketplace solutions sold and resulting demand for consulting and implementation services. The increases were also due to expanded use of third-party consultants as subcontractors to provide implementation services to our customers. This has allowed us to increase our penetration into various international and targeted vertical markets.

     Maintenance. Maintenance revenues increased to 14.6% of total revenues during the three months ended March 31, 2001, from 13.9% during the same period in 2000. Maintenance revenues increased $26.4 million, or 102.1%, during the three months ended March 31, 2001, compared to the same period in 2000. In 2000, we began offering new, tiered levels of maintenance with proportionately higher fees for higher levels of service. The increases in maintenance revenues were also due to continued increases in software license sales and renewals of maintenance agreements from prior license sales.

     International Revenues. Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $135.7 million, or 38.1% of total revenues, during the three months ended March 31, 2001, increasing from $64.7 million, or 34.8% of total revenues, during the same period in 2000. The increase in international revenues is consistent with our efforts to expand our international presence and sales efforts. We believe continued growth and profitability will require further expansion in international markets. We have expended and will continue to expend substantial resources to expand our international operations.

COSTS AND EXPENSES

     Cost of Software Licenses.  Cost of software licenses consists of:

     - Commissions paid to third parties in connection with joint marketing and other related agreements.

     - Royalty fees associated with third-party software.

     - Costs related to user documentation.

     - Costs related to reproduction and delivery of software.

     Cost of software licenses as a percentage of related revenue was 10.3% and 4.7% during the three months ended March 31, 2001 and 2000. Cost of software license increased $16.4 million, or 306.5%, during the three months ended March 31, 2001, compared to the same period in 2000. The increases in cost of software licenses, both as a percentage of software license revenue and in dollar amount, are due to increases in commissions paid to third parties in connection with joint marketing efforts and other sales assistance, and increases in the amount of royalty fees associated with third-party software.

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

     Cost of services and maintenance as a percentage of related revenues was 57.1% and 56.5% during the three months ended March 31, 2001 and 2000. The total cost of services and maintenance increased $42.0 million, or 102.3%, during the three months ended March 31, 2001, compared to the same period in 2000. The increases in both dollar amount and percent of revenue are attributable to increases in the number of consultants, product support and training staff and increased use of third-party consultants to provide implementation services. The accretive effect on service revenues related to newly hired consultants generally lags behind the immediate cost impact of adding to our headcount.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, commissions, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses increased $74.4 million, or 112.4%, during the three months ended March 31, 2001, compared to the same period in 2000. The increases were due to:

     - An increased number of direct sales representatives to 603 at March 31, 2001, up from 328 at March 31, 2000. This represents an 83.8% increase in our direct sales force over the comparable periods.

     - Increased sales commissions due to higher revenues.

     - Increased marketing and promotional activities due to the expansion of our suite of supply chain and marketplace solutions and our expansion into new international markets.

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

     Research and development expenses increased $35.4 million, or 88.8%, during the three months ended March 31, 2001, compared to the same period in 2000. Research and development expenses as a percentage of total revenues decreased to 21.1% in the first quarter of 2001 from 21.4% in the first quarter of 2000. The decrease in research and development expenses as a percentage of total revenues resulted from our ability to leverage our resource base to support a larger organization. The increases in the dollar amount of research and development expenses were due to increased research and development personnel by approximately 97.9% over the comparable periods. As of March 31, 2001, our research and development headcount totaled approximately 2,000, up from approximately 1,000 at March 31, 2000. Approximately 600 employees included in this increase were added as a result of our acquisition of Aspect.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses increased $13.1 million, or 78.8%, during the three months ended March 31, 2001, compared to the same period in 2000. General and administrative expenses as a percentage of total revenues decreased to 8.3% in the first quarter of 2001 from 8.9% in the first quarter of 2000. The increases in the dollar amounts of general and administrative expenses were primarily due to the cost of supporting a 90.4% increase in personnel in over the comparable periods, as well as increases in the number and size of our facilities and equipment related to our corporate headquarters. The decrease in general and administrative expenses as a percentage of total revenues resulted from our ability to leverage our resource base to support a larger organization. We expect to hold general and administrative expenses relatively flat as a percentage of revenue and to leverage our existing resource base to support our current operations.

     Amortization of Intangibles. From time to time, we have sought to supplement the expanding depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Goodwill is amortized over the life of the asset (typically two to three years). Details of our acquisition of TSC during the first quarter of 2001 are presented in Note 2 -- Business Combinations and Asset Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     Amortization of intangibles, including amortization of goodwill, related to acquisitions totaled $769.0 million during the three months ended March 31, 2001. Under current accounting guidance, amortization of these intangibles will continue through 2004. In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill that would change the amortization methodology. See Note 7 -- New Accounting Standards in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     In-Process Research and Development and Acquisition-Related
Expenses. Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. Details of in-process research and development and acquisition-related expenses related to our acquisition of TSC are presented in Note 2 -- Business Combinations and Asset Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     The write-off of acquired in-process research and development totaled $4.7 million during the three months ended March 31, 2001. This amount is related to the acquisition of Trade Service Corporation and ec-Content. We expect to continue to expand through acquisitions and the resulting write-off of process research and development could vary significantly from quarter to quarter.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of interest income on investments partially offset by interest expense, realized gains/losses on equity investments, foreign currency exchange transaction gains/losses, gains/losses on foreign currency exchange forward contracts and other miscellaneous income and expense. During the three months ended March 31, 2001, we recognized net other expenses of $13.5 million compared to net other income of $2.5 million during the same period in 2000. Other income (expense), net, for the first quarter of 2001, included net realized losses on equity investments of $18.2 million, which included the write-down of the carrying basis of certain equity investments as a result of significant declines in the fair value and expected realizable amounts of these investments. Excluding these losses, we would have realized net other income of $4.7 million. The increase in other income, net, excluding losses on equity investments, was attributable to increased interest income from higher average investment balances partly offset by an increase in net foreign currency exchange transaction losses. The interest yields on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments' policies are not predictable.

PROVISION (BENEFIT) FOR INCOME TAXES

     We recognized an income tax benefit of $6.9 million during the three months ended March 31, 2001, compared to an income tax expense of $7.4 million during the same period in 2000. Our effective income tax rate in the first quarter of 2001 was 0.9% compared to 38.6% in the first quarter of 2000. The effective income tax rate during the three months ended March 31, 2001, and to a lesser extent in the same period in 2000, differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in-process research and development and acquisition-related expenses. Other items affecting our effective tax rate during the periods presented include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. Excluding the impact of these and other items, our effective tax rates were 36.0% and 37.5% during the three months ended March 31, 2001 and 2000.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of stock options and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the year and shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

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

PRO FORMA RESULTS OF OPERATIONS

     The following summary of unaudited pro forma consolidated selected statement of operations data presents our results of operations for the three months ended March 31, 2001 and 2000, excluding: amortization of intangibles, write-off of in-process research and development and acquisition-related expenses, employer taxes on stock option exercises and net losses realized on minority investments. We believe the exclusion of these items provides a more relevant summary of the results of our operations as they relate to our core business and we use these measures internally to evaluate our operating performance. This information is not to be construed as a measurement of profitability under generally accepted accounting principles. Additionally, the pro forma results of operations, as presented, may not be consistent with measures used by other companies. All acquisitions accounted for using the purchase method are included in the following summary from the date those entities were acquired. As discussed in Note 2 -- Business Combinations and Asset Acquisitions in the Notes to Condensed Consolidated Financial Statements, the acquisition of TSC was completed in the first quarter of 2001 and, accordingly, the operating results of TSC are included with our results of operations since the date of acquisition of March 23, 2001. Amounts shown are in thousands, except per share data.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
PRO FORMA UNAUDITED SELECTED STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $356,558   $186,280
Costs and expenses..........................................   349,566    167,928
                                                              --------   --------
Operating income............................................     6,992     18,352
Other income, net...........................................     4,692      2,499
                                                              --------   --------
Income before income taxes..................................    11,684     20,851
Provision for income taxes..................................     4,206      7,819
                                                              --------   --------
Net income..................................................  $  7,478   $ 13,032
                                                              ========   ========
Basic earnings per common share.............................  $   0.02   $   0.04
Diluted earnings per common share...........................  $   0.02   $   0.04
Weighted-average common shares outstanding..................   408,074    313,000
Weighted-average diluted common shares outstanding..........   451,467    366,050
THE ABOVE PRO FORMA AMOUNTS HAVE BEEN ADJUSTED TO EXCLUDE
  THE FOLLOWING ITEMS:
Amortization of intangibles.................................  $768,958   $     --
In-process research and development and acquisition related
  expenses..................................................     4,700        557
Employer taxes on stock option exercises....................       894      1,173
Net losses realized on minority investments.................    18,229         --
Income tax effect of excluded items.........................   (11,152)      (439)
                                                              --------   --------
Net effect of pro forma adjustments.........................  $781,629   $  1,291
                                                              ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at March 31, 2001 showed a 3.5% decrease in working capital in the first quarter of 2001. Working capital was $750.6 million as of March 31, 2001 compared to $776.7 million as of December 31, 2000. The decrease in working capital was primarily the result of the investment of $30.1 million in long-term debt securities. We have historically invested excess cash in short-term investment instruments; however, as a result of declining market interest rates during the quarter, we reinvested a portion of our available funds in higher-yielding, longer-term investment instruments, all of which have original maturities of less than two years.

     During the three months ended March 31, 2001, net cash provided by operating activities decreased $28.0 million, net cash used in investing activities increased $2.4 million and net cash provided by financing activities decreased $4.4 million compared to totals for the same period in 2000. Cash and cash equivalents were $706.3 million at March 31, 2001, a decrease of $32.9 million, compared to balances at December 31, 2000. The decrease was primarily the result of $38.7 million in cash generated by operating activities and $7.5 million in cash provided by financing activities, offset by $78.6 million in cash used in investing activities.

     The most significant transactions which adjusted net income to net cash provided by operations in the first quarter of 2001 were depreciation and amortization of $780.4 million, deferred income taxes and disqualifying dispositions of $46.0 million, tax benefits from stock option exercises of $31.8 million, losses on equity investments of $18.2 million, bad debt expense of $12.5 million, the net change in accounts receivable of $16.7 million and the net change in accrued liabilities of $17.5 million.

     Significant items that affected our net cash used in investing activities in the first quarter of 2001 were purchases of premises and equipment of $24.3 million, cash paid in purchase transactions of $4.8 million and net purchases of debt securities and equity investments of $45.5 million.

     The $7.5 million in cash provided by financing activities in the first quarter of 2001 was from $32.2 million in proceeds from the sale of common stock to employees and exercises of stock options, offset by $24.7 million paid on a note acquired in the acquisition of TSC.

     Accounts receivable, net of allowance for doubtful accounts, increased 1.7% for the first quarter of 2001. Days sales outstanding (DSO's) in receivables increased to 77 days as of March 31, 2001 from 73 days as of December 31, 2000. There is no assurance that DSO performance will remain at this level.

     We maintain two, one-year revolving lines of credit of $15.0 million with separate financial institutions that have an aggregate borrowing capacity of $30.0 million. There have been no borrowings under these agreements, which are renewable in August 2001.

     On December 10, 1999, we issued an aggregate principal amount of $350.0 million of our 5.25% convertible subordinated notes due in 2006. As of March 31, 2001, none of the notes have been converted to common stock. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted.

     In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note currently valued at $56.1 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003. After March 23, 2002 and prior to maturity, we may convert the note into shares of our common stock. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Details of the note are presented in Note 2 -- Business Combinations and Asset Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     In the future, we may pursue acquisition of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the nature, timing and amount of consideration to be paid.

     We expect future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our net operating loss carryforwards against future tax liabilities. As of March 31, 2001, we had $1.0 billion in net operating loss carryforwards, which represent up to $370.8 million in future tax benefits. The utilization of the net operating loss carryforwards is subject to limitations and various expiration dates in years 2002 through 2021.

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

SENSITIVITY TO MARKET RISKS

     Foreign Currency Risk. Revenues originating outside of the United States totaled 38.1% of total revenues during the three months ended March 31, 2001. Due to the fact that we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Details of our foreign currency risk management program are presented in Note 6 -- Foreign Currency Risk Management in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

     Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of March 31, 2001, 75.1% of our debt securities and time deposits had original maturities of three months or less, while 16.8% had original maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. Since December 31, 2000, the Federal Reserve Board has decreased the discount rate by 200 basis points, which has led to a general decline in market interest rates. As a result, the weighted-average yield on interest-earning investments held as of March 31, 2001 was 5.40% compared to 6.8% for investments held as of December 31, 2000. The decrease in the weighted-average yield on interest-earning investments resulted as the majority of the investments held as of December 31, 2000 matured during the first quarter of 2001. Market yields available on similar investment instruments had declined significantly as a result of the Federal Reserve Board's recent actions. To partly compensate, we invested a portion of our available funds in longer-term investment instruments carrying higher yields in comparison to similar instruments with shorter terms to maturity.

     Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $4.0 million net after-tax unrealized loss during the first quarter of 2001 on these investments. We also wrote-down, by $9.8 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments. Our ability to sell certain equity positions is restricted because the shares held may not have been registered or other contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. During the first quarter of 2001, we hedged an unrealized gain position in one of our equity holdings using a combination of put and call options. Subsequent to placing our hedge, the fair value of this investment declined $2.5 million and we adjusted its carrying basis accordingly. The fair value of the hedging instruments, which totaled $2.4 million, was recorded as an asset. A loss of $0.1 million from hedge ineffectiveness was included in earnings. The fair value of our investments in publicly traded companies totaled $23.0 million at March 31, 2001. The fair value of these investments would be $20.7 million given 10% decreases in each stock's price.

     We have invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for technologies or products they have under development are typically in the early stages and may never materialize. Further, market conditions for these types of investments have been deteriorating of late. We could lose our entire investments in these companies. As of March 31, 2001, our investments in privately held companies totaled $32.0 million. During the first quarter of 2001, we wrote-down, by $8.3 million, the carrying basis of certain equity investments in privately held companies as a result of significant declines in the expected realizable amounts of these investments.

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

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment entering 2001 is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rate and may increase the collection risk of our accounts receivable portfolio. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy.

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

     We are investing significant resources in further developing and marketing enhanced products and services to facilitate conducting business online, within an enterprise and among many enterprises, including public and private marketplaces. For the first few months after we introduce new products and services, the demand for, and market acceptance of, those products and services are subject to a high level of uncertainty, especially where acquisition of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of e-business software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services are often complex and involve a new approach to the conduct of business, and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

OUR I2 TRADEMATRIX SOLUTIONS ARE HOSTED BY A VARIETY OF THIRD PARTIES AND CUSTOMERS MAY EXPERIENCE PERFORMANCE PROBLEMS OR DELAYS AS A RESULT OF SERVICE INTERRUPTIONS.

     Our i2 TradeMatrix platform may be hosted by i2 or other companies. Dissatisfaction or problems with our services or the services of the third parties that host our i2 TradeMatrix solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disaster, sabotage, vandalism, or other similar events could result in a reduction of business generated by the marketplaces. In addition, failure of any telecommunications providers to provide consistent data communications capacity could result in interruptions in services. Each of these service providers could experience outages, delays and other difficulties due to system failures unrelated to our products, services and systems. Dissatisfaction with hosting providers could adversely affect our relationship with our customers resulting in a loss of future sales of licenses and services to the customer, which could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF OUR ACQUISITIONS.

     We have made various acquisitions of businesses and products to help broaden and strengthen our product portfolio. Continued success of acquisitions will depend primarily on our ability to:

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

WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT MAY NOT BE SUCCESSFUL.

     In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, negatively impact operating results through amortization of goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses. Further, we may not be able to properly integrate acquired businesses, products or technology with our existing operations or train, retain and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition. In addition, integration of our acquisitions may involve employee issues such as changing job roles, titles, duties, compensation and benefits, terminations, etc., which could lead to increased exposure to employee claims and litigation.

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

     To date, our international revenues have been denominated primarily in U.S. Dollars. The majority of our international expenses and some revenues have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we will use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. Although we have implemented hedging programs to mitigate our exposure to currency fluctuations, currency exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Future currency transaction gains and losses may adversely affect our business, results of operations or financial condition in the future.

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

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. In addition, we generally license enterprise products to end users in object code (machine-readable) format, and our license agreements generally allow the use of enterprise products solely by the customer for internal purposes without the right to sublicense or transfer the enterprise products. However, these measures afford only limited protection. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Software piracy may be a problem. We are not able to determine the extent to which piracy of our software products exists, if any. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

     On April 30, 2001, our executive officers and directors together beneficially owned approximately 31.9% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and will continue to have significant influence over our affairs.

FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS OUR STOCK PRICE.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market after the closing of our acquisition of RightWorks by us or by our executive officers, directors, employees or other affiliates. The perception among investors that these sales will occur could also produce this effect. All of the shares of our common stock to be exchanged for shares of

RightWorks capital stock in the merger will be freely transferable without restriction or further registration under the Securities Act of 1933, except for any shares that RightWorks' "affiliates," as defined in Rule 145 of the Securities Act of 1933, receive in the merger.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is included in the section captioned "Sensitivity to Market Risks," included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     An employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of these options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

     Since March 2, 2001, several class action lawsuits have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. All of the complaints are virtually identical and allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The potential class consists of all persons who purchased our stock during the period from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and we and our officers have meritorious defenses.

     We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first quarter of 2001, we issued an aggregate of 110,000 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.0063 to $1.51 per share. These issuances were deemed exempt from registration under
Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          During the quarter ended March 31, 2001, we filed no reports on Form 8-K. After March 31, 2001, we filed the following:

        - Report on Form 8-K (Item 5) on April 4, 2001, which contained a press release announcing preliminary financial results for the quarter ended March 31, 2001.

        - Report on Form 8-K (Item 5) on April 19, 2001, which contained a press release announcing financial results for the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

                                            i2 TECHNOLOGIES, INC.

May 4, 2001                                                 /s/ WILLIAM M. BEECHER
  (Date)                                                    --------------------------------------------
                                                            William M. Beecher
                                                            Executive Vice President and
                                                            Chief Financial Officer
                                                            (Principal financial officer)

May 4, 2001                                                 /s/ NANCY F. BRIGHAM
  (Date)                                                    --------------------------------------------
                                                            Nancy F. Brigham
                                                            Controller (Principal accounting officer)