Form 10-K/A
period 2000-12-31
I2 TECHNOLOGIES INC
filed 2001-08-07
CIK 1009304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                   [I2 LOGO]

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

OUR COMPANY

     i2 is a leading provider of dynamic and value-chain software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our products consider the conditions of companies to optimize key business processes -- from product design to customer relationships. Our products are designed to help customers, partners, suppliers and service providers conduct business together and offer a technology infrastructure supporting collaboration, commerce and content. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. Our product suites may be used by our customers to align their value chain to serve their customers. We also provide services such as consulting, training and maintenance in support of these offerings.

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

     On December 27, 2000, we entered into a definitive agreement to acquire Trade Services Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc., which develops and manages content for digital marketplaces, e-procurement and supplier syndication. Pursuant to the amended agreement, we purchased all the outstanding stock of both companies for approximately $74.1 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million, a convertible promissory note currently valued at $56.1 million and approximately $0.6 million in acquisition costs. This acquisition closed on March 23, 2001 and will be accounted for using the purchase method.

     On March 8, 2001, we entered into a definitive agreement to acquire RightWorks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for all the outstanding stock of RightWorks. The transaction is expected to close in the third quarter of 2001 and will be accounted for using the purchase method.

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

     Since March 2, 2001, several class action lawsuits have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. In substance, all of the complaints allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with our customer Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The plaintiffs in the actions purport to represent persons who purchased our stock during various periods ranging from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and we and our officers and directors have meritorious defenses.

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

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                       2000          1999        1998        1997        1996
                                    -----------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses...............  $   709,177    $352,597    $234,316    $141,766    $ 62,063
  Services........................      271,009     147,893      91,726      58,218      30,569
  Maintenance.....................      146,139      70,620      43,115      21,792       8,881
                                    -----------    --------    --------    --------    --------
          Total revenues..........    1,126,325     571,110     369,157     221,776     101,513
Costs and expenses:
  Cost of revenues:
     Cost of software licenses....       53,331      17,981       7,967       2,746         260
     Amortization of acquired
       technology.................       29,054          --          --          --          --
     Cost of services and
       maintenance................      234,191     125,934      77,459      48,422      21,761
  Sales and marketing.............      390,111     194,752     129,978      77,071      35,484
  Research and development........      217,938     132,278      94,199      57,392      23,559
  General and administrative......       86,888      53,188      38,191      24,984      11,108
  Amortization of intangibles.....    1,724,551          --          --          --          --
  In-process research and
     development and acquisition-
     related expenses.............      102,373       6,552       7,618       9,306       1,133
                                    -----------    --------    --------    --------    --------
          Total costs and
            expenses..............    2,838,437     530,685     355,412     219,921      93,305
                                    -----------    --------    --------    --------    --------
Operating income..................   (1,712,112)     40,425      13,745       1,855       8,208
Other income, net.................       18,227       7,642       8,753       3,309       1,671
Non-cash settlement...............      (22,412)         --          --          --          --
                                    -----------    --------    --------    --------    --------
Income (loss) before income
  taxes...........................   (1,716,297)     48,067      22,498       5,164       9,879
Provision for income taxes........       35,716      24,552      17,279       6,916       4,705
                                    -----------    --------    --------    --------    --------
Net income (loss).................  $(1,752,013)   $ 23,515    $  5,219    $ (1,752)   $  5,174
                                    ===========    ========    ========    ========    ========
Basic and diluted earnings (loss)
  per common share:
  Basic earnings (loss) per common
     share........................  $     (4.83)   $   0.08    $   0.02    $  (0.01)   $   0.02
  Diluted earnings (loss) per
     common share.................  $     (4.83)   $   0.07    $   0.02    $  (0.01)   $   0.02
Weighted-average common shares
  outstanding.....................      362,723     300,838     287,176     257,768     239,160
Weighted-average diluted common
  shares outstanding..............      362,723     335,678     314,120     257,768     272,464

                                                        AS OF DECEMBER 31,
                                    -----------------------------------------------------------
                                       2000          1999        1998        1997        1996
                                    -----------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments..........  $   823,327    $579,391    $155,998    $151,889    $ 59,694
Working capital...................      776,727     585,039     182,778     167,877      62,636
Total assets......................    9,225,826     860,194     344,808     264,923     113,546
Total debt........................      350,000     350,000       5,032       2,114         600
Total stockholders' equity........    8,453,447     332,168     228,986     192,964      75,236

     The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2000 and 1999. Amounts shown are in thousands, except per share data.

                                                           YEAR ENDED DECEMBER 31, 2000
                                             --------------------------------------------------------
                                             1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                             -----------    -----------    -----------    -----------
UNAUDITED SELECTED STATEMENT OF OPERATIONS
  DATA:
Revenues...................................   $186,280       $ 242,622     $  319,523     $  377,900
Costs and expenses.........................    169,658         523,963      1,055,630      1,089,186
                                              --------       ---------     ----------     ----------
Operating income (loss)....................     16,622        (281,341)      (736,107)      (711,286)
Other income, net..........................      2,499           4,213          7,216          4,299
Non-cash settlement........................         --              --        (22,412)            --
                                              --------       ---------     ----------     ----------
Income (loss) before income taxes..........     19,121        (277,128)      (751,303)      (706,987)
Provision for income taxes.................      7,380           3,688          4,408         20,240
                                              --------       ---------     ----------     ----------
Net income (loss)..........................   $ 11,741       $(280,816)    $ (755,711)    $ (727,227)
                                              ========       =========     ==========     ==========
Basic and diluted earnings (loss) per
  common share:
  Basic earnings (loss) per common share...   $   0.04       $   (0.83)    $    (1.91)    $    (1.80)
  Diluted earnings (loss) per common
     share.................................   $   0.03       $   (0.83)    $    (1.91)    $    (1.80)
Weighted-average common shares
  outstanding..............................    313,000         338,230        395,080        403,723
Weighted-average diluted common shares
  outstanding..............................    366,050         338,230        395,080        403,723

                                                           YEAR ENDED DECEMBER 31, 1999
                                             --------------------------------------------------------
                                             1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                             -----------    -----------    -----------    -----------
UNAUDITED SELECTED STATEMENT OF OPERATIONS
  DATA:
Revenues...................................   $117,599       $ 131,947     $  146,296     $  175,268
Costs and expenses.........................    117,669         123,975        136,472        152,569
                                              --------       ---------     ----------     ----------
Operating income (loss)....................        (70)          7,972          9,824         22,699
Other income, net..........................      1,078           1,324          2,017          3,223
                                              --------       ---------     ----------     ----------
Income before income taxes.................      1,008           9,296         11,841         25,922
Provision for income taxes.................      2,534           5,397          6,114         10,507
                                              --------       ---------     ----------     ----------
Net income (loss)..........................   $ (1,526)      $   3,899     $    5,727     $   15,415
                                              ========       =========     ==========     ==========
Basic and diluted earnings (loss) per
  common share:
  Basic earnings (loss) per common share...   $  (0.01)      $    0.01     $     0.02     $     0.05
  Diluted earnings (loss) per common
     share.................................   $  (0.01)      $    0.01     $     0.02     $     0.04
Weighted-average common shares
  outstanding..............................    294,784         299,748        303,356        308,100
Weighted-average diluted common shares
  outstanding..............................    294,784         327,080        330,796        353,116

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

OVERVIEW

     We are a leading provider of dynamic value-chain software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our products consider the conditions of companies to optimize key business processes -- from product design to customer relationships. Our products are designed to help customers, partners, suppliers and service providers conduct business together and offer a technology infrastructure supporting collaboration, commerce and content. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. Our product suites may be used by our customers to align their value chain to serve their customers. We also provide services such as consulting, training and maintenance in support of these offerings.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Revenues:
  Software licenses.........................................    63.0%    61.7%    63.5%
  Services..................................................    24.0%    25.9%    24.8%
  Maintenance...............................................    13.0%    12.4%    11.7%
                                                              ------    -----    -----
          Total revenues....................................   100.0%   100.0%   100.0%
Costs and expenses:
  Cost of revenues:
     Cost of software licenses..............................     4.7%     3.1%     2.2%
     Amortization of acquired technology....................     2.6%      --       --
     Cost of services and maintenance.......................    20.8%    22.1%    21.0%
  Sales and marketing.......................................    34.6%    34.1%    35.2%
  Research and development..................................    19.3%    23.2%    25.5%
  General and administrative................................     7.7%     9.3%    10.3%
  Amortization of intangibles...............................   153.1%      --       --
  In-process research and development and
     acquisition-related expenses...........................     9.1%     1.1%     2.1%
                                                              ------    -----    -----
          Total costs and expenses..........................   251.9%    92.9%    96.3%
                                                              ------    -----    -----
Operating income (loss).....................................  (151.9)%    7.1%     3.7%
Other income, net...........................................     1.6%     1.3%     2.4%
Non-cash settlement.........................................    (2.0)%     --       --
                                                              ------    -----    -----
Income (loss) before income taxes...........................  (152.3)%    8.4%     6.1%
Provision for income taxes..................................     3.2%     4.3%     4.7%
                                                              ------    -----    -----
Net income (loss)...........................................  (155.5)%    4.1%     1.4%
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

     Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future products are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the terms of the agreements. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software.

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

     Service revenues increased $123.1 million, or 83.2%, in 2000 and $56.2 million, or 61.2%, in 1999. The increases in service revenues were due to an increase in the number of solutions sold and resulting demand for consulting and implementation services. The increases were also due to expanded use of third-party consultants as subcontractors to provide implementation services to our customers. This has allowed us to increase our penetration into various international and targeted vertical markets.

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

     Amortization of Acquired Technology. In connection with our acquisitions in 2000, we acquired developed technology that we offer as a part of our integrated solutions. Amortization of capitalized acquired technology totaled $29.1 million in 2000. In accordance with SFAS No. 86, "Accounting for Computer Software to Be Sold, Leased, or Otherwise Marketed," the amortization expense is included as a part of our cost of revenues because it relates to software products that are marketed to others.

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

     Research and Development Expenses. Research and development expenses consist of continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions.

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

     Amortization of intangibles, including amortization of goodwill, related to the acquisitions referenced above totaled $1.7 billion, or 153.1% of total revenues, in 2000. Under current accounting guidance, amortization of these intangibles will continue through 2003. In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill that would change the amortization methodology. See Note 12-New Accounting Standards in the Notes to Consolidated Financial Statements included elsewhere in this report.

     All of our goodwill is associated with the entire company rather than any specific identifiable asset or product line. Each quarter we evaluate whether an impairment of this enterprise goodwill may exist by comparing the book value of the our common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, we evaluate whether the condition is other than temporary based (i) primarily on whether fluctuations in the company's stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, we evaluate whether the condition is other than temporary considering all other available evidence. If we determine the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

     We may record an additional goodwill amortization charge as of the end of any quarter, when the product of the number of shares issued and outstanding and the closing market price of our common stock is less than the book value of our common stock. We do not believe that we can predict our common stock price and accordingly, are unable to predict when, if ever, such additional goodwill amortization might be recorded. At December 31, 2000, we had 405.8 million common shares issued and outstanding with a book value of $8.5 billion. Therefore, our common stock price would had to have been below $20.83 per share before consideration would have been given to recording additional goodwill amortization. At December 31, 2000, our common stock price was $54.38. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by amortization of existing goodwill, by any goodwill recorded in connection with future acquisitions, by any other changes to the book value of our common stock, and by our future common stock price.

     In-Process Research and Development and Acquisition-Related
Expenses. Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. The portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. In making the purchase price allocation, we consider present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by our competitors and us. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses, and income taxes from such projects. Details of in-process research and development and acquisition related expenses are presented in Note 2 -- Business Combinations and Note 3 -- Asset Acquisition in the Notes to Consolidated Financial Statements included elsewhere in this report.

     The write-off of acquired in-process research and development increased to 9.1% of total revenues in 2000 from 1.1% in 1999 and 2.1% in 1998. In 2000, this increase is primarily related to the acquisitions of SupplyBase, Aspect and various IBM assets. In 1999, the charges primarily consisted of acquisition expenses related to SMART, and in 1998, the charges consisted mostly of acquisition expenses related to ITLS. We expect to continue to expand through acquisitions and the resulting write-off of in-process research and development could vary significantly from year to year.

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

     As of December 31, 2000 and 1999, we had net deferred tax assets totaling $356.5 million and $42.0 million. Realization of our deferred tax asset is dependent upon the U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire from 2002 through 2020. In 2000, we recognized a significant tax benefit from the exercise of stock options, which was reflected as an increase to additional paid-in capital in our financial statements. We believe it is unlikely a similar annual tax benefit of this relative magnitude from stock option exercises will be realized in a future year. Considering our current level of taxable income without a stock option tax benefit of this magnitude, we believe it is more likely than not that the deferred tax asset will be realized during the net operating loss carryforward period. A reduction in our federal taxable income could cause a portion or all of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset.

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

RISKS RELATED TO OUR BUSINESS

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

     Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not maintain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

THE IMPACT OF CHANGES IN GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS MAY CAUSE US TO FAIL TO MEET EXPECTATIONS, WHICH WOULD NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macroeconomic environment entering 2001 is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy.

HISTORICALLY, A SMALL NUMBER OF INDIVIDUAL LICENSE SALES HAVE BEEN SIGNIFICANT IN EACH QUARTERLY PERIOD. THEREFORE, OUR OPERATING RESULTS FOR A GIVEN PERIOD COULD SUFFER SERIOUS HARM IF WE FAIL TO CLOSE ONE OR MORE LARGE SALES EXPECTED FOR THAT PERIOD.

     We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. In addition, our expectations of financial results for a particular quarter frequently assume the successful closing of multiple substantial license sales that we have targeted to close in that period. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, this failure could seriously harm our operating results for that period.

IMPLEMENTATION OF OUR PRODUCTS IS COMPLEX, TIME-CONSUMING AND EXPENSIVE AND CUSTOMERS MAY BE UNABLE TO IMPLEMENT OUR PRODUCTS SUCCESSFULLY OR OTHERWISE ACHIEVE THE BENEFITS ATTRIBUTABLE TO OUR PRODUCTS.

     Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and cause partial non-payment of fees.

WE MAY NOT REMAIN COMPETITIVE, AND INCREASED COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

     Our competitors offer a wide variety of e-business solutions including enterprise software. Relative to us, our competitors may have one or more of the following advantages:

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

WE DEPEND ON OUR STRATEGIC PARTNERS AND OTHER THIRD PARTIES FOR SALES AND IMPLEMENTATION OF OUR PRODUCTS. IF WE FAIL TO DERIVE BENEFITS FROM OUR EXISTING AND FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WILL SUFFER.

     From time to time, we have collaborated with other companies, including IBM and PricewaterhouseCoopers, in areas such as marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could seriously harm our business, operating results and financial condition.

ANY DECREASE IN DEMAND FOR OUR ENTERPRISE PRODUCTS AND SERVICES COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     We derive a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions for supply chain management, supplier relationship management, customer relationship management and other planning products. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. However, competition, technological change or other factors could decrease demand for, or market acceptance of, these applications. Any decrease in demand or market acceptance of our enterprise offerings could substantially harm our business, operating results and financial condition.

WE ARE INVESTING SIGNIFICANT RESOURCES IN DEVELOPING AND MARKETING OUR MARKETPLACE SOLUTIONS. THE MARKET FOR THESE SOLUTIONS IS NEW AND EVOLVING, AND IF THIS MARKET DOES NOT DEVELOP AS WE ANTICIPATE, OR IF WE ARE UNABLE TO DEVELOP ACCEPTABLE SOLUTIONS, SERIOUS HARM WOULD RESULT TO OUR BUSINESS.

     We are investing significant resources in further developing and marketing enhanced products and services to facilitate conducting business on-line, within an enterprise and among many enterprises, including public and private marketplaces. The demand for, and market acceptance of, these products and services are subject to a high level of uncertainty, especially where development of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of e-business software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services are often complex and involve a new approach to the conduct of business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

IF WE PUBLISH INACCURATE CATALOG CONTENT DATA, OUR CONTENT SALES COULD SUFFER.

     The accurate publication of catalog content is critical to our customers' businesses. Our i2 TradeMatrix suite of products offers content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from participating in the i2 TradeMatrix marketplaces, damage our business reputation and harm our ability to win new customers. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could seriously harm our business, operating results and financial condition.

BECAUSE OUR PRODUCTS COLLECT AND ANALYZE STORED CUSTOMER INFORMATION, CONCERNS THAT OUR PRODUCTS DO NOT ADEQUATELY PROTECT THE PRIVACY OF CONSUMERS COULD INHIBIT SALES OF OUR PRODUCTS.

     One of the features of our customer management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our customer management products are designed to operate with applications that protect user privacy, privacy concerns nevertheless may cause visitors to resist providing the personal data necessary to support this profiling capability. Any inability to adequately address consumers' privacy concerns could seriously harm our business, financial condition and operating results.

BECAUSE OUR PRODUCTS REQUIRE THE TRANSFER OF INFORMATION OVER THE INTERNET, SERIOUS HARM TO OUR BUSINESS COULD RESULT IF OUR ENCRYPTION TECHNOLOGY FAILS TO ENSURE THE SECURITY OF OUR CUSTOMERS' ONLINE TRANSACTIONS.

     The secure exchange of value and confidential information over public networks is a significant concern of consumers engaging in online transactions and interaction. Our customer management software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, financial condition and operating results.

OUR INTERNAL PERFORMANCE OBJECTIVES AND ANY SIGNIFICANT GROWTH IN OUR BUSINESS AND OPERATIONS LIKELY WOULD INCREASE DEMANDS ON OUR MANAGERIAL AND OPERATIONAL RESOURCES.

     If rapid growth in the scope of our operating and financial systems and the geographic distribution of our operations and customers continues, it would increase demands on our management and operations. Our officers and other key employees would need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, irrespective of growth, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties, and we have set a number of demanding performance objectives and commitments that challenges our operations. We may not be able to manage future expansion or execute our objectives successfully, and our inability to do so could seriously harm our business, operating results and financial condition.

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF RECENT ACQUISITIONS, AND WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT ARE NOT SUCCESSFUL.

     In the future, we plan to acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired businesses, products or technology with our existing operations, train, retain and motivate personnel from the acquired business, or combine potentially different corporate cultures. For example, we currently are integrating Trade Service Corporation and ec-Content, Inc., which acquisitions closed in March 2001, and we are preparing to integrate RightWorks Corporation, which acquisition we anticipate closing in the third quarter of 2001. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition, which could seriously harm our business, operating results and financial condition.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD SERIOUSLY HARM OUR COMPANY.

     We rely upon the continued service of a relatively small number of key technical and senior management personnel. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical and managerial personnel. Relatively few of our key technical or senior management personnel are bound by employment agreements. As a result, our employees could resign with little or no prior notice. We may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Our loss of any of our key technical and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business, operating results and financial condition.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. As a result, we may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could seriously harm our business, operating results and financial condition.

WE CURRENTLY FACE MATERIAL LITIGATION AND ARE MORE LIKELY TO CONTEND WITH ADDITIONAL LITIGATION IN THE FUTURE DUE TO THE VOLATILITY OF OUR STOCK PRICE.

     We face litigation that could have a material adverse effect on our business, financial condition and results of operations. We and certain of our directors and executive officers are named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding a customer implementation. While we intend to vigorously dispute these allegations, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and such actions may cause a diversion of management time and attention. Due to the volatility of the stock market and particularly the stock prices of Internet-related companies, it is more likely that we will face additional class action lawsuits in the future.

BECAUSE OF OUR SIGNIFICANT INTERNATIONAL OPERATIONS, WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR COMPANY.

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

     - Overlap of different tax structures.

     - Meeting import and export licensing requirements.

     - Trade restrictions.

     - Changes in tariff rates.

     - Changes in general economic conditions in international markets.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, AS COMPARED TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING RESULTS.

     To date, our international revenues have been denominated primarily in U.S. dollars. However, the majority of our international expenses, including the wages of approximately 2,000 non-U.S. employees, and an increasing percentage of international revenues, have been denominated in currencies other than the U.S. dollar. Therefore, changes in the value of the U.S. dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting international expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our cost to settle foreign currency denominated liabilities, which could seriously harm our future business, results of operations and financial condition.

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

WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     Our software products generally are used by our customers only in mission critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liability that we may face. We have not experienced any product liability claims to date. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

     As of March 26, 2001, our executive officers and directors together beneficially owned approximately 32.0% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

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

     The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the first quarter of 2001, the market price of our common stock on the Nasdaq National Market has fluctuated between $12.56 and $61.00 per share. The following factors may significantly affect the market price of our common stock:

     - Quarterly variations in our results of operations.

     - Announcement of new products, product enhancements, joint ventures and other alliances by our competitors or us.

     - Technological innovations by our competitors or us.

     - General market conditions or market conditions specific to particular industries.

     - Perceptions in the marketplace of performance problems involving our products and services.

     In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely, often due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

RISKS RELATED TO OUR INDUSTRY

THE CUSTOMERS IN THE MARKETS IN WHICH WE COMPETE DEMAND RAPID TECHNOLOGICAL CHANGE, INCLUDING THE EXPECTATION THAT OUR EXISTING OFFERINGS WILL CONTINUE TO PERFORM MORE EFFICIENTLY AND THAT WE WILL CONTINUE TO INTRODUCE NEW PRODUCT OFFERINGS. IF WE DO NOT RESPOND TO THE TECHNOLOGICAL ADVANCES REQUIRED BY THE MARKETPLACE, WE COULD SERIOUSLY HARM OUR BUSINESS.

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

OUR OFFERINGS REQUIRE THE USE OF THE INTERNET TO TAKE FULL ADVANTAGE OF THE FUNCTIONALITY THAT THEY PROVIDE, AND SO, IF USE OF THE INTERNET FOR COMMERCE AND COMMUNICATION DOES NOT INCREASE AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

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

RELEASES OF AND PROBLEMS WITH NEW PRODUCTS MAY CAUSE PURCHASING DELAYS, WHICH WOULD HARM OUR REVENUES.

     Our practice and the practice in the industry is to periodically develop and release new products and enhancements. As a result, customers may delay their purchasing decisions in anticipation of our new or enhanced products, or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could seriously harm our business, operating results and financial condition.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K/A:

        1. Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are filed as part of this Form 10-K/A on the pages indicated:

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

        3. Exhibits. The exhibits to this Form 10-K/A have been included only with the copy of this Form 10-K/A filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Agreement and Plan of Reorganization, dated May 12, 1999, by and among i2, Intelligent Acquisition Corp. and Sales
                            Marketing Administration Tracking Technologies, Inc.
                            (filed as Exhibit 2.1 to i2's Registration Statement on
                            Form S-4 (Reg. No. 333-79681)(the "Form S-4").
          2.2*           -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Hoya Merger Corp. and Aspect
                            Development, Inc. (filed as Exhibit 1 to the Schedule 13D
                            filed by i2 on March 22, 2000 with respect to Aspect
                            Development, Inc. and incorporated herein by reference).
          2.3*           -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Starfish Merger Corporation and
                            SupplyBase, Inc. (filed as Exhibit 2.3 to i2's Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
          3.1*           -- Restated Certificate of Incorporation, as amended through
                            November 29, 2000 (filed as exhibit 3.1 to i2's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2*           -- Amended and Restated Bylaws, as amended through September
                            13, 2000 (filed as exhibit 3.2 to i2's Annual Report on
                            Form 10-K for the year ended December 31, 2000).
          4.1*           -- Specimen Common Stock certificate (filed as Exhibit 4.1 to i2's Registration Statement on Form S-1 (Reg. No.
                            333-1752) (the "Form S-1")).
          4.2*           -- Indenture, dated as of December 10, 1999 between i2 and
                            Chase Bank of Texas, National Association, as trustee,
                            including the form of note set forth in Section 2.2
                            thereof (filed as Exhibit 4.2 to i2's Registration
                            Statement on Form S-3 (Reg. No. 333-31342) (the "Form
                            S-3")).
          4.3*           -- Registration Rights Agreement, dated as of December 10,
                            1999 between i2 and Goldman, Sachs & Co., Morgan Stanley
                            Dean Witter and Credit Suisse First Boston (filed as
                            Exhibit 4.3 to the Form S-3).
         10.1*           -- Form of Registration Rights Agreement, dated April 1,
                            1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family
                            Investments, Ltd. (filed as Exhibit 10.2 to the Form
                            S-1).
         10.2*           -- i2 Technologies, Inc. 1995 Stock Option/Stock Issuance
                            Plan, as amended and restated through January 14, 2000
                            (filed as Exhibit 99.1 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-40038) (the "Aspect S-8")).
         10.3*           -- Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the
                            Form S-1).
         10.4*           -- Form of Employee Proprietary Information Agreement
                            between i2 and each of its employees (filed as Exhibit
                            10.9 to the Form S-1).
         10.5*           -- i2 Technologies, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form
                            S-8 (Reg. No. 333-85791) (the "1999 S-8")).
         10.6*           -- i2 Technologies, Inc. International Employee Stock
                            Purchase Plan (filed as Exhibit 99.4 to the 1999 Form
                            S-8).
         10.7*           -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-28147) (the "Think/ Optimax
                            S-8")).
         10.8*           -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8).
         10.9*           -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8).
         10.10*          -- InterTrans Logistics Solutions Limited 1997 Stock
                            Incentive Plan (filed as Exhibit 99.7 to i2's
                            Registration Statement on Form S-8 (Reg. No. 333-53667)).
         10.11*          -- SMART Technologies, Inc. 1996 Stock Option/Stock Issuance
                            Plan (filed as Exhibit 99.13 to 1999 Form S-8).
         10.12*          -- Lease with One Colinas Crossing dated March 24, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.6 to i2's Current Report on Form 8-K dated November
                            30, 1999 (the "November 1999 8-K")).
         10.13*          -- Lease with Two Colinas Crossing dated August 3, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.7 to the November 1999 8-K).
         10.14*          -- SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form S-8 (Reg. No.
                            333-36478)).
         10.15*          -- Aspect Development, Inc. 1997 Nonstatutory Stock Option
                            Plan (filed as Exhibit 99.2 to the Aspect S-8).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.16*          -- Aspect Development, Inc. 1992 Stock Option Plan (filed as
                            Exhibit 99.3 to the Aspect S-8).
         10.17*          -- Aspect Development, Inc. 1996 Outside Directors Stock
                            Option Plan (filed as Exhibit 99.4 to the Aspect S-8).
         10.18*          -- Aspect Development, Inc. 1996 Employee Stock Purchase
                            Plan (filed as Exhibit 99.5 to the Aspect S-8).
         10.19*          -- Transition Analysis Component Technology, Inc. 1997 Stock
                            Plan (filed as Exhibit 99.6 to the Aspect S-8).
         10.20*          -- Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).
         10.21*          -- Common Stock Purchase Agreement, dated March 7, 2000,
                            between i2 and International Business Machines
                            Corporation (filed as Exhibit 2.1 to i2's Current Report
                            on Form 8-K filed on April 11, 2000).
         10.22*(1)       -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Robert L. Evans (filed as Exhibit 10.1 to
                            i2's Current Report on Form 8-K filed on June 22, 2000).
         10.23*(1)       -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2
                            to i2's Current Report on Form 8-K filed on June 22,
                            2000).
         16.1*           -- Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2's Current Report on Form 8-K filed
                            on April 21, 1999).
         21.1*           -- List of subsidiaries (filed as exhibit 21.1 to i2's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).
         23.1            -- Consent of Arthur Andersen LLP.

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

                                            i2 TECHNOLOGIES, INC.

Dated: August 7, 2001
                                            By:   /s/ WILLIAM M. BEECHER
                                              ----------------------------------
                                                      William M. Beecher
                                                 Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ GREGORY A. BRADY                   Chief Executive Officer,          August 7, 2001
-----------------------------------------------------    President and Director
                  Gregory A. Brady                       (Principal executive officer)

               /s/ WILLIAM M. BEECHER                  Executive Vice President          August 7, 2001
-----------------------------------------------------    and Chief Financial Officer
                 William M. Beecher                      (Principal financial officer)

                          *                            Principal Accounting Officer      August 7, 2001
-----------------------------------------------------
                  Nancy F. Brigham

                          *                            Chairman of the Board             August 7, 2001
-----------------------------------------------------
                   Sanjiv S. Sidhu

                          *                            Director                          August 7, 2001
-----------------------------------------------------
                   Harvey B. Cash

                                                       Director                          August 7, 2001
-----------------------------------------------------
                 Robert L. Crandall

                          *                            Director                          August 7, 2001
-----------------------------------------------------
                   Kenneth L. Lay

                          *                            Director                          August 7, 2001
-----------------------------------------------------
                 Sandeep R. Tungare

                          *                            Vice Chairman and Director        August 7, 2001
-----------------------------------------------------
                 Romesh T. Wadhwani

*By:    /s/ WILLIAM M. BEECHER
     -------------------------------
           William M. Beecher
            Attorney-in-fact

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

                             i2 TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000         1999       1998
                                                             -----------   --------   --------
Revenues:
  Software licenses........................................  $   709,177   $352,597   $234,316
  Services.................................................      271,009    147,893     91,726
  Maintenance..............................................      146,139     70,620     43,115
                                                             -----------   --------   --------
          Total revenues...................................    1,126,325    571,110    369,157
Costs and expenses:
  Cost of revenues:
     Cost of software licenses.............................       53,331     17,981      7,967
     Amortization of acquired technology...................       29,054         --         --
     Cost of services and maintenance......................      234,191    125,934     77,459
  Sales and marketing......................................      390,111    194,752    129,978
  Research and development.................................      217,938    132,278     94,199
  General and administrative...............................       86,888     53,188     38,191
  Amortization of intangibles..............................    1,724,551         --         --
  In-process research and development and
     acquisition-related expenses..........................      102,373      6,552      7,618
                                                             -----------   --------   --------
          Total costs and expenses.........................    2,838,437    530,685    355,412
                                                             -----------   --------   --------
Operating income (loss)....................................   (1,712,112)    40,425     13,745
Other income, net..........................................       18,227      7,642      8,753
Non-cash settlement........................................      (22,412)        --         --
                                                             -----------   --------   --------
Income (loss) before income taxes..........................   (1,716,297)    48,067     22,498
Provision for income taxes.................................       35,716     24,552     17,279
                                                             -----------   --------   --------
Net income (loss)..........................................  $(1,752,013)  $ 23,515   $  5,219
                                                             ===========   ========   ========
Basic and diluted earnings (loss) per common share:
  Basic earnings (loss) per common share...................  $     (4.83)  $   0.08   $   0.02
  Diluted earnings (loss) per common share.................  $     (4.83)  $   0.07   $   0.02
Weighted-average common shares outstanding.................      362,723    300,838    287,176
Weighted-average diluted common shares outstanding.........      362,723    335,678    314,120
Comprehensive income (loss):
  Net income (loss)........................................  $(1,752,013)  $ 23,515   $  5,219
  Other comprehensive income (loss):
     Unrealized loss on available-for-sale securities
       arising during the period...........................       (7,670)        --         --
     Reclassification adjustment for net realized losses on
       available-for-sale securities included in income....        1,578         --         --
                                                             -----------   --------   --------
          Net unrealized loss..............................       (6,092)        --         --
     Foreign currency translation adjustments..............        1,984     (5,311)      (738)
     Tax effect of other comprehensive income (loss).......        1,540      2,018        284
                                                             -----------   --------   --------
          Total other comprehensive loss...................       (2,568)    (3,293)      (454)
                                                             -----------   --------   --------
Total comprehensive income (loss)..........................  $(1,754,581)  $ 20,222   $  4,765
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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. We are a leading provider of dynamic value-chain software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our products consider the conditions of companies to optimize key business processes -- from product design to customer relationships. Our products are designed to help customers, partners, suppliers and service providers conduct business together and offer a technology infrastructure supporting collaboration, commerce and content. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. Our product suites may be used by our customers to align their value chain to serve their customers. We also provide services such as consulting, training and maintenance in support of these offerings.

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

     Financial Instruments. Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with high credit standings. Debt security investments are in highly rated corporations and municipalities as well as agencies of the U.S. government. In addition, we regularly monitor financial information related to our equity investments. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations of our customers and maintain reserves for potential losses. We have used and expect to continue to use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used. Our foreign exchange contracts outstanding at December 31, 2000 and 1999 were not material. Gains and losses on foreign exchange contracts have also not been material to date.

     Premises and Equipment. Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over shorter of the expected term of the lease or estimated useful life.

     Goodwill and Purchased Intangible Assets. Goodwill, acquired technology and other intangible assets related to business acquisitions are amortized on a straight-line basis over periods of two to five years. All of our goodwill is associated with our entire company rather than any specific identifiable asset or product line. Each quarter we evaluate whether an impairment of this enterprise goodwill may exist by comparing the book value of the our common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, we evaluate whether the condition is other than temporary based (i) primarily on whether fluctuations in the company's stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, we evaluate whether the condition is other than temporary considering all other available evidence. If we determine that the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

     We may record an additional goodwill amortization charge as of the end of any quarter, when the product of the number of shares issued and outstanding and the closing market price of our common stock is less than the book value of our common stock. We do not believe that we can predict our common stock price and accordingly, are unable to predict when, if ever, such additional goodwill amortization might be recorded. At December 31, 2000, we had 405.8 million common shares issued and outstanding with a book value of $8.5 billion. Therefore, our common stock price would had to have been below $20.83 per share before consideration would have been given to recording additional goodwill amortization. At December 31, 2000, our common stock price was $54.38. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by amortization of existing goodwill, by any goodwill recorded in connection with future acquisitions, by any other changes to the book value of our common stock, and by our future common stock price.

     In-Process Research and Development. Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. The portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. In making the purchase price allocation, we consider present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in technology, and the nature and expected timing of new product introductions by our competitors and us. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

     Long-Lived Assets. Premises and equipment, goodwill associated with specific identifiable assets and other long-term assets are reviewed for impairment quarterly, or when events indicate their carrying amount may not be recoverable from future undiscounted cash flows in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121. If impaired, assets are recorded at fair value. Other long-term assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations.

     Capitalized Research and Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products has substantially coincided with the general release of such software. As a result, software development costs qualifying for capitalization under SFAS 86 have been insignificant and, therefore, we have not capitalized any such costs other than those recorded in connection with our acquisitions.

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

     Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future products are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the terms of the agreements. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software.

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

     Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

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

     Fair Values of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity.

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS COMBINATIONS

ITLS AND SMART

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

SUPPLYBASE

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

     In connection with our acquisition of SupplyBase, we allocated $6.4 million, or 1.8%, of the purchase price to in-process research and development projects. As of the acquisition date, SupplyBase was conducting design, development, engineering and testing activities associated with the completion of its SupplyBase.manager version 1.75/sb.exchange version 1.0 and SupplyBase.manager version 2.0. SupplyBase.manager version 1.75 includes strategic enhancements of application hosting and bidding environments. SupplyBase.manager version 2.0 includes ERP integration, parallel workflow, value-added quote comparisons and additional market driven functionality. These products under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for B2B e-commerce content management.

     At the acquisition date, the technologies under development ranged from 5% to 75% complete based on engineering man-month data and technological progress. SupplyBase had spent $1.2 million on the in-process projects, and expected to spend approximately $2.0 million to complete all phases of the research and development. Anticipated completion dates ranged from three to nine months.

     Aggregate revenues for the developmental SupplyBase products were estimated to grow at a compounded annual growth rate of approximately 200% for the three years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of product completion and then decline sharply as other new products and technologies enter the market.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 25% was used to value the in-process research and development. The discount rate utilized was higher than the our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances that are unknown at this time.

     We completed SupplyBase.manager version 1.75 in September 2000 in accordance with the plans outlined above. SupplyBase.manager version 2.0's technology and functionality was integrated into the SRM Design, Manufacturing and Collaboration solutions that were acquired related to our acquisition of Aspect. The new SRM Product, which also included integration with other internally developed technologies, was released in the first quarter of 2001. Our new SRM product release rendered SupplyBase.manager version 1.75, version
1.80 and the acquired in-process technology of SupplyBase.manager 2.0 technologically obsolete and we no longer sell these products. Actual results were lower than forecasts with respect to revenues generated by the acquired in-process research and development due to adopting a strategy to integrate this in-
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

process research and development with other technologies.

ASPECT

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
                                                              ==========

     $217.0 million of the purchase consideration was allocated to other intangible assets, including developed technology ($81.0 million), assembled workforce ($10.0 million), content databases ($84.0 million) and customer lists ($42.0 million), with these amounts being amortized over two to three years. Goodwill is being amortized over three years.

     In connection with the acquisition of Aspect, we allocated $83.0 million, or 0.9%, of the purchase price to in-process research and development projects. As of the acquisition date, Aspect was conducting design, development, engineering and testing activities associated with the completion of its eCSM and eMarketplace Solutions programs. The eCSM Solutions include eSource, eDesign and eOperate. eCSM is a complete knowledge management and decision support solution for commodity management, supplier management, contract management, collaboration and material rationalization. eMarketplace is a web-based B2B e-commerce technology for content management and e-commerce web enablement projects. The eCSM and eMarketplace Solutions under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for B2B e-commerce content management.

     At the acquisition date, the technologies under development ranged from 54% to 59% complete based on engineering man-month data and technological progress. Aspect had spent $8.1 million on the in-process projects, and expected to spend approximately $8.8 million to complete all phases of the research and development. Anticipated completion dates ranged from two to twelve months.

     Aggregate revenues for the developmental Aspect products were estimated to grow at a compounded annual growth rate of approximately 125% for the three years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of product completion and then decline sharply as other new products and technologies enter the market.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 20% was used to value the in-process research and development. The discount rate utilized was higher than our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances that are unknown at this time.

     We have completed all of the original research and development projects in accordance with the plans outlined above. Additionally, subsequent versions of existing software have been expanded with several other projects and integrated into our overall product solutions. The majority of the projects were completed on schedule, with some delays occurring due to changes in technological and market requirements for B2B software. Actual results have been lower than forecasts with respect to revenues generated by the acquired in-process research and development.

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

OTHER ACQUISITIONS

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

TRADE SERVICE CORPORATION/EC-CONTENT

     On December 27, 2000, we entered into a definitive agreement to acquire Trade Services Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc., which develops and manages content for digital marketplaces, e-procurement and supplier syndication. Pursuant to the amended agreement, we purchased all the outstanding stock of both companies for approximately $74.1 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million, a convertible promissory note currently valued at $56.1 million and approximately $0.6 million in acquisition costs. This acquisition closed on March 23, 2001 and will be accounted for using the purchase method.

3. ASSET ACQUISITION

     On March 27, 2000, we purchased various software assets, cross-patent rights and software licenses with an aggregate value of $234 million from IBM in exchange for 2.6 million shares of our common stock. In connection with our acquisition of these assets from IBM, we allocated $8.9 million, or 3.8%, of the purchase price to in-process research and development projects. As of the acquisition date, IBM was conducting design, development, engineering and testing activities associated with the completion of its Makaro and Paper Mill Scheduler Products. These products under development at the valuation date represented next-generation technologies that were expected to address retailer and paper-mill scheduling and planning software.

     At the acquisition date, the technologies under development ranged from 73% to 85% complete based on engineering man-month data and technological progress. IBM had spent $2.8 million on the in-process projects, and expected to spend approximately $0.8 million to complete all phases of the research and development. Anticipated completion dates ranged from two to twelve months.

     Aggregate revenues for the developmental IBM products were estimated to grow at a compounded annual growth rate of approximately 24% from 2001 to 2007, assuming the successful completion and market acceptance of the major research and development programs.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 19% was used to value the in-process research and development. The discount rate utilized was higher than our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances that are unknown at this time.

     We have completed the original research and development project related to Makaro in accordance with the plan outlined above. Additionally, the Paper Mill Scheduler product has been integrated into existing technology of our internally developed products. Actual results have been lower than forecasts with respect to revenues generated by the acquired in-process research and development.

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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
                                                         ========    ========

     Investments in debt securities with original maturities in excess of three months but less than one year are reported as short-term investments in the Consolidated Balance Sheets. Short-term investments as of December 31, 2000 and 1999 were as follows:

                                                           2000        1999
                                                         --------    --------
U.S. government obligations............................  $ 18,064    $     --
Obligations of state and local municipalities..........     1,136       1,300
Corporate bonds and notes..............................    54,886     123,506
Commercial paper.......................................    10,000          --
                                                         --------    --------
                                                         $ 84,086    $124,806
                                                         ========    ========

     Investments in debt securities with original maturities in excess of one year and corporate equity securities are reported as other assets in the Consolidated Balance Sheets. All long-term debt securities outstanding at December 31, 2000 will contractually mature within 2 years. Long-term investments as of December 31, 2000 and 1999 were as follows:

                                                           2000        1999
                                                         --------    --------
U.S. government obligations............................  $  7,000    $     --
Corporate bonds and notes..............................     6,019          --
Corporate equity securities............................    53,631       6,028
                                                         --------    --------
                                                         $ 66,650    $  6,028
                                                         ========    ========

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

7. STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

     Stock Splits. On January 14, 2000, our Board of Directors approved a two-for-one stock split. The stock split was paid as a 100% dividend on February 17, 2000. On October 17, 2000, our Board of Directors approved another two-for-one stock split that was contingent upon stockholder approval of a proposed amendment to our certificate of incorporation to increase our authorized common stock to 2,000,000,000 shares. Our stockholders approved the proposal at a special meeting held on November 28, 2000 and the stock
                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

split was paid as a 100% stock dividend on December 5, 2000. All prior share and per share amounts included herein have been adjusted to reflect the stock splits.

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     A summary of option activity follows (in thousands, except per share amounts):

                                                                    OPTIONS OUTSTANDING
                                                   SHARES      -----------------------------
                                                  AVAILABLE     NUMBER      WEIGHTED-AVERAGE
                                                  FOR GRANT    OF SHARES     EXERCISE PRICE
                                                  ---------    ---------    ----------------
Balance, January 1, 1998........................    30,747       50,376          $ 2.00
  Additional shares reserved....................       603           --              --
  Granted and assumed...........................   (39,710)      39,710            4.32
  Exercised.....................................        --      (13,388)            .43
  Canceled......................................    16,982      (16,982)           5.65
                                                   -------      -------
Balance, December 31, 1998......................     8,622       59,716            2.86
  Additional shares reserved....................    49,345           --              --
  Granted and assumed...........................   (35,097)      35,097           12.34
  Exercised.....................................        --      (15,337)           1.68
  Canceled......................................     6,141       (6,141)           4.92
                                                   -------      -------

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    OPTIONS OUTSTANDING
                                                   SHARES      -----------------------------
                                                  AVAILABLE     NUMBER      WEIGHTED-AVERAGE
                                                  FOR GRANT    OF SHARES     EXERCISE PRICE
                                                  ---------    ---------    ----------------
Balance, December 31, 1999......................    29,011       73,335            7.47
  Additional shares reserved....................   108,568           --              --
  Granted and assumed...........................   (71,098)      71,098           44.40
  Exercised.....................................        --      (20,018)           5.05
  Canceled......................................     9,512       (9,512)          30.56
                                                   -------      -------
Balance, December 31, 2000......................    75,993      114,903           29.14
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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     As of December 31, 2000 and 1999, we had net deferred tax assets totaling $356.5 million and $42.0 million. Realization of our deferred tax asset is dependent upon the U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire from 2002 through 2020. In 2000, we recognized a significant tax benefit from the exercise of stock options, which was reflected as an increase to additional paid-in capital in our financial statements. We believe it is unlikely a similar annual tax benefit of this relative magnitude from stock option exercises will be realized in a future year. Considering our current level of taxable income without a stock option tax benefit of this magnitude, we believe it is more likely than not that the deferred tax asset will be realized during the net operating loss carryforward period. A reduction in our federal taxable income could cause a portion or all of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset.

     We paid income taxes of $2.7 million, $3.2 million and $5.9 million in 2000, 1999 and 1998.

     Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and given the tax jurisdictions in which it operates. We adjust our valuation allowance from time to time based on such evaluations.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

11. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

     We operate our business in one segment, value-chain solutions designed to help enterprises optimize business processes both internally and among trading partners. SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international e-business providers and systems consulting and integration firms. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We do not allocate revenues from such sales to individual product lines for internal or general-purpose financial statements.

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                             i2 TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUBSEQUENT EVENTS

     Since March 2, 2001, several class action lawsuits have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. In substance, all of the complaints allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with our customer Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The plaintiffs in the actions purport to represent persons who purchased our stock during various periods ranging from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and we and our officers and directors have meritorious defenses.

     On March 8, 2001, we entered into a definitive agreement to acquire RightWorks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for all the outstanding stock of RightWorks. The transaction is expected to close in the third quarter of 2001 and will be accounted for using the purchase method.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
i2 Technologies, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of i2 Technologies, Inc. (a Delaware corporation) included in this annual report on Form 10-K/A and have issued our report thereon dated January 16, 2001 (except for the last paragraph in Note 2 and Note 13 as to which the dates are March 23, 2001 and March 9, 2001, respectively). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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
                                                              ========    =======    ======

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1*         -- Agreement and Plan of Reorganization, dated May 12, 1999, by and among i2, Intelligent Acquisition Corp. and Sales
                            Marketing Administration Tracking Technologies, Inc.
                            (filed as Exhibit 2.1 to i2's Registration Statement on
                            Form S-4 (Reg. No. 333-79681)(the "Form S-4").
            2.2*         -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Hoya Merger Corp. and Aspect
                            Development, Inc. (filed as Exhibit 1 to the Schedule 13D
                            filed by i2 on March 22, 2000 with respect to Aspect
                            Development, Inc. and incorporated herein by reference).
            2.3*         -- Agreement and Plan of Reorganization, dated March 12,
                            2000, by and among i2, Starfish Merger Corporation and
                            SupplyBase, Inc. (filed as Exhibit 2.3 to i2's Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
            3.1*         -- Restated Certificate of Incorporation, as amended through
                            November 29, 2000 (filed as exhibit 3.1 to i2's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).
            3.2*         -- Amended and Restated Bylaws, as amended through September
                            13, 2000 (filed as exhibit 3.2 to i2's Annual Report on
                            Form 10-K for the year ended December 31, 2000).
            4.1*         -- Specimen Common Stock certificate (filed as Exhibit 4.1 to i2's Registration Statement on Form S-1 (Reg. No.
                            333-1752) (the "Form S-1")).
            4.2*         -- Indenture, dated as of December 10, 1999 between i2 and
                            Chase Bank of Texas, National Association, as trustee,
                            including the form of note set forth in Section 2.2
                            thereof (filed as Exhibit 4.2 to i2's Registration
                            Statement on Form S-3 (Reg. No. 333-31342) (the "Form
                            S-3")).
            4.3*         -- Registration Rights Agreement, dated as of December 10,
                            1999 between i2 and Goldman, Sachs & Co., Morgan Stanley
                            Dean Witter and Credit Suisse First Boston (filed as
                            Exhibit 4.3 to the Form S-3).
           10.1*         -- Form of Registration Rights Agreement, dated April 1,
                            1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family
                            Investments, Ltd. (filed as Exhibit 10.2 to the Form
                            S-1).
           10.2*         -- i2 Technologies, Inc. 1995 Stock Option/Stock Issuance
                            Plan, as amended and restated through January 14, 2000
                            (filed as Exhibit 99.1 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-40038) (the "Aspect S-8")).
           10.3*         -- Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the
                            Form S-1).
           10.4*         -- Form of Employee Proprietary Information Agreement
                            between i2 and each of its employees (filed as Exhibit
                            10.9 to the Form S-1).
           10.5*         -- i2 Technologies, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form
                            S-8 (Reg. No. 333-85791) (the "1999 S-8")).
           10.6*         -- i2 Technologies, Inc. International Employee Stock
                            Purchase Plan (filed as Exhibit 99.4 to the 1999 Form
                            S-8).
           10.7*         -- Think Systems Corporation 1996 Incentive Stock Plan
                            (filed as Exhibit 99.3 to i2's Registration Statement on
                            Form S-8 (Reg. No. 333-28147) (the "Think/Optimax S-8")).
           10.8*         -- Think Systems Corporation 1997 Incentive Stock Plan
                            (filed as Exhibit 99.1 to the Think/Optimax S-8).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.9*         -- Optimax Systems Corporation Stock Option Plan (filed as
                            Exhibit 99.10 to the Think/Optimax S-8).
           10.10*        -- InterTrans Logistics Solutions Limited 1997 Stock
                            Incentive Plan (filed as Exhibit 99.7 to i2's
                            Registration Statement on Form S-8 (Reg. No. 333-53667)).
           10.11*        -- SMART Technologies, Inc. 1996 Stock Option/Stock Issuance
                            Plan (filed as Exhibit 99.13 to 1999 Form S-8).
           10.12*        -- Lease with One Colinas Crossing dated March 24, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.6 to i2's Current Report on Form 8-K dated November
                            30, 1999 (the "November 1999 8-K")).
           10.13*        -- Lease with Two Colinas Crossing dated August 3, 1999
                            between Colinas Crossing, LP and i2 (filed as Exhibit
                            99.7 to the November 1999 8-K).
           10.14*        -- SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2's Registration Statement on Form S-8 (Reg. No.
                            333-36478)).
           10.15*        -- Aspect Development, Inc. 1997 Nonstatutory Stock Option
                            Plan (filed as Exhibit 99.2 to the Aspect S-8).
           10.16*        -- Aspect Development, Inc. 1992 Stock Option Plan (filed as
                            Exhibit 99.3 to the Aspect S-8).
           10.17*        -- Aspect Development, Inc. 1996 Outside Directors Stock
                            Option Plan (filed as Exhibit 99.4 to the Aspect S-8).
           10.18*        -- Aspect Development, Inc. 1996 Employee Stock Purchase
                            Plan (filed as Exhibit 99.5 to the Aspect S-8).
           10.19*        -- Transition Analysis Component Technology, Inc. 1997 Stock
                            Plan (filed as Exhibit 99.6 to the Aspect S-8).
           10.20*        -- Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).
           10.21*        -- Common Stock Purchase Agreement, dated March 7, 2000,
                            between i2 and International Business Machines
                            Corporation (filed as Exhibit 2.1 to i2's Current Report
                            on Form 8-K filed on April 11, 2000).
           10.22*(1)     -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Robert L. Evans (filed as Exhibit 10.1 to
                            i2's Current Report on Form 8-K filed on June 22, 2000).
           10.23*(1)     -- Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2
                            to i2's Current Report on Form 8-K filed on June 22,
                            2000).
           16.1*         -- Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2's Current Report on Form 8-K filed
                            on April 21, 1999).
           21.1*         -- List of subsidiaries (filed as exhibit 21.1 to i2's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).
           23.1          -- Consent of Arthur Andersen LLP.

---------------
 *  Incorporated herein by reference to the indicated filing

(1) Management contract or compensatory plan or arrangement