Form 10-Q/A
period 2001-03-31
I2 TECHNOLOGIES INC
filed 2001-08-07
CIK 1009304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000..................    4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000..................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   29

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   30
Item 2.  Changes in Securities and Use of Proceeds...................   30
Item 3.  Defaults upon Senior Securities.............................   30
Item 4.  Submission of Matters to a Vote of Security Holders.........   30
Item 5.  Other Information...........................................   30
Item 6.  Exhibits and Reports on Form 8-K............................   30

SIGNATURES...........................................................   31

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

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
Revenues:
  Software licenses.........................................  $  211,132   $113,584
  Services..................................................      93,223     46,870
  Maintenance...............................................      52,203     25,826
                                                              ----------   --------
          Total revenues....................................     356,558    186,280
Costs and expenses:
  Cost of revenues:
     Cost of software licenses..............................      21,811      5,366
     Amortization of acquired technology....................      12,258         --
     Cost of services and maintenance.......................      83,085     41,072
  Sales and marketing.......................................     140,629     66,210
  Research and development..................................      75,236     39,846
  General and administrative................................      29,699     16,607
  Amortization of intangibles...............................     756,700         --
  In-process research and development and
     acquisition-related expenses...........................       4,700        557
                                                              ----------   --------
          Total costs and expenses..........................   1,124,118    169,658
                                                              ----------   --------
Operating income (loss).....................................    (767,560)    16,622
Other income (expense), net.................................     (13,537)     2,499
                                                              ----------   --------
Income (loss) before income taxes...........................    (781,097)    19,121
Provision (benefit) for income taxes........................      (6,946)     7,380
                                                              ----------   --------
Net income (loss)...........................................  $ (774,151)  $ 11,741
                                                              ==========   ========
Basic and diluted earnings (loss) per common share:
  Basic earnings (loss) per common share....................  $    (1.90)  $   0.04
  Diluted earnings (loss) per common share..................  $    (1.90)  $   0.03
Weighted-average common shares outstanding..................     408,074    313,000
Weighted-average diluted common shares outstanding..........     408,074    366,050
Comprehensive income (loss):
  Net income (loss).........................................  $ (774,151)  $ 11,741
  Other comprehensive income (loss):
     Unrealized loss on available-for-sale securities
      arising during the period.............................     (24,312)        --
     Reclassification adjustment for net realized losses on
      available-for-sale securities included in income......      18,229         --
                                                              ----------   --------
          Net unrealized loss...............................      (6,083)        --
     Foreign currency translation adjustments...............      (6,797)      (133)
     Tax effect of other comprehensive income (loss)........       4,546         50
                                                              ----------   --------
          Total other comprehensive loss....................      (8,334)       (83)
                                                              ----------   --------
          Total comprehensive income (loss).................  $ (782,485)  $ 11,658
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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2001, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2000, included in our annual report on Form 10-K/A filed with the SEC on August 7, 2001 (the "2000 Form 10-K/A"). Refer to our accounting policies described in the notes to financial statements contained in the 2000 Form 10-K/A. We consistently followed these policies in preparing this Form 10-Q/A. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ended December 31, 2001.

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

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

     On March 23, 2001, we completed our acquisition of Trade Service Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc. (collectively, "TSC"), which develops and manages content for digital marketplaces, e-procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $74.1 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million, a convertible promissory note currently valued at $56.1 million and approximately $0.6 million in acquisition costs. This acquisition was accounted for using the purchase method;

accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001.

     The convertible promissory note issued in connection with our acquisition of TSC will mature on September 23, 2003. Interest of 7.5% per annum is payable in annual installments on each anniversary date of the note and upon maturity. At any time on or after March 23, 2002, we may convert the note into shares of our common stock based upon the "trading average" of our common stock. The trading average is the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date. If the trading average is $60.00 per share or less, then the number of shares issued upon conversion will be determined by dividing the outstanding principal balance and accrued interest on the note by the trading average. If the trading average is greater than $60.00 per share, then the number of shares issued upon conversion will be the average of (a) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the average of $60.00 and the trading average and (b) the average of (i) the quotient derived by dividing the outstanding principal balance and accrued interest by $60.00 and (ii) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the trading average. The note is also convertible by the holder at any time the trading average exceeds $60.00 per share using the same conversion formula as set forth in the previous sentence. Whether the note is converted at our option or at the option of the holder, the entire outstanding principal balance and accrued interest payable on the note must be converted. The aggregate number of shares of our common stock issued pursuant to the conversion of the note cannot exceed 39 million shares. Any portion of the note that may not be converted into shares of our common stock as a result of this limitation will instead be paid in cash.

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

     In connection with our acquisition of TSC, we allocated $4.7 million, or 6.3%, of the purchase price to in-process research and development projects in connection with our acquisition of TSC. As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development programs. The web-based content management and e-commerce web enablement projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for business-to-business (B2B) e-commerce content management.

     At the acquisition date, the technologies under development ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. TSC had spent $4.1 million on the in-process projects, and expected to spend approximately $6.8 million to complete all phases of the research and development. Anticipated completion dates ranged from three to six months.

     Aggregate revenues for the developmental TSC products were estimated to grow at a compounded annual growth rate of approximately 47.0% from 2001 to 2003, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies enter the market.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 30.0% was used to value the in-process research and development. The discount rate utilized was higher than our weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances that are unknown at this time.

     If these projects are not successfully developed, our revenues and operating results could be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We do not believe the impact to our operating results and financial condition would be significant.

     As of March 31, 2001, the eTRA-SER project was placed on hold pending a technology review to ascertain if there is any complementary or substitute i2 technology that could reduce development time and cost, or eliminate this development project. As a result of the delay, realization of revenue from this project is not expected to begin until the fourth quarter of 2001 and we expect actual results to be less than our initial forecasts for 2001 and 2002. The ec-Central project has also been delayed. We expect to evaluate the ec-Central software applications, some of which are complete, and will also evaluate the ec-Central database design. Based on this review, certain software applications and the database may be incorporated into other platforms.

     Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2000 are not presented because the acquisition of TSC was not considered significant based on SEC rules and regulations regarding significant subsidiaries.

     On March 8, 2001, we entered into a definitive agreement to acquire RightWorks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for all the outstanding stock of RightWorks. The transaction, which is expected to close in the third quarter of 2001, will be accounted for using the purchase method. On March 28, 2001, we entered into a loan and security agreement with RightWorks whereby we agreed to loan them up to $25.0 million to provide operating capital until our acquisition is closed. The loan is secured by substantially all of the assets of RightWorks. Principal and interest, accrued at a rate of 15.0% per annum, are due, upon the termination of the loan agreement which is the earlier of (i) the date, following the closing of our acquisition, on which we demand payment, or (ii) the date of termination of our agreement to acquire RightWorks. As of March 31, 2001, the outstanding balance of the loan was $3.3 million.

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

     Since March 2, 2001, several class actions have been filed in the United States District Court, Northern District of Texas, Dallas Division, alleging that we and certain of our officers have violated federal securities laws. All of the complaints are virtually identical and allege that we issued a series of false and misleading statements which failed to disclose, among other things, that we were experiencing software implementation difficulties with Nike, Inc. and that these problems were material, severe and damaging our relationship with Nike. The potential class consists of all persons who purchased our stock during the period from October 18, 2000 to February 26, 2001. As these suits have just been filed, we have not had the opportunity to adequately review the claims or respond. Although the ultimate outcome and liability, if any, cannot be determined, we believe the facts in these class actions do not support the plaintiffs' claims and our officers and directors and we have meritorious defenses.

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

8. SUBSEQUENT EVENTS

     On April 2, 2001, we announced plans to reduce our workforce by about 10% as part of an effort to bring our total expenses in line with our current business outlook. Subsequent to that announcement, we reduced our staff by over
600. As part of our restructuring, we expect to incur charges related to employee severance, among other things. We expect to record these charges in the second quarter of 2001.

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

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------    -----
Revenues:
  Software licenses.........................................    59.2%    61.0%
  Services..................................................    26.2     25.1
  Maintenance...............................................    14.6     13.9
                                                              ------    -----
          Total revenues....................................   100.0    100.0
Costs and expenses:
  Cost of revenues:
     Cost of software licenses..............................     6.1      2.9
     Amortization of acquired technology....................     3.4       --
     Cost of services and maintenance.......................    23.3     22.1
  Sales and marketing.......................................    39.5     35.5
  Research and development..................................    21.1     21.4
  General and administrative................................     8.3      8.9
  Amortization of intangibles...............................   212.3       --
  In-process research and development and
     acquisition-related expenses...........................     1.3      0.3
                                                              ------    -----
          Total costs and expenses..........................   315.3     91.1
                                                              ------    -----
Operating income (loss).....................................  (215.3)     8.9
Other income (expense), net.................................    (3.8)     1.3
                                                              ------    -----
Income (loss) before income taxes...........................  (219.1)    10.2
Provision (benefit) for income taxes........................    (2.0)     3.9
                                                              ------    -----
Net income (loss)...........................................  (217.1)%    6.3%
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

     Amortization of Acquired Technology. In connection with our acquisitions in 2000, we acquired developed technology that we offer as a part of our integrated solutions. Amortization of the capitalized acquired technology totaled $12.3 million during the three months ended March 31, 2001. In accordance with SFAS No. 86, "Accounting for Computer Software to Be Sold, Leased, or Otherwise Marketed," the amortization expense is included as a part of our cost of revenues because it relates to software products that are marketed to others.

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

     Amortization of intangibles, including amortization of goodwill, related to acquisitions totaled $756.7 million during the three months ended March 31, 2001. Under current accounting guidance, amortization of these intangibles will continue through 2004. In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill that would change the amortization methodology. See Note 7 -- New

Accounting Standards in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

     We may record an additional goodwill amortization charge as of the end of any quarter, when the product of the number of shares issued and outstanding and the closing market price of our common stock is less than the book value of our common stock. We do not believe that we can predict our common stock price and accordingly, are unable to predict when, if ever, such additional goodwill amortization might be recorded. At March 31, 2001, we had 410.8 million common shares issued and outstanding with a book value of $7.7 billion. Therefore, our common stock price would had to have been below $18.86 per share before consideration would have been given to recording additional goodwill amortization. At March 31, 2001, our common stock price was $14.50. No impairment loss was recognized because we believed, after considering all available evidence, the condition to be a temporary decline in the price of our stock caused by market volatility as prior to March 31, 2001, the product of shares and market price exceeded book value for substantially the entire preceding six months and subsequent to March 31, 2001 the product of shares and market price exceeded book value on numerous occasions. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by amortization of existing goodwill, by any goodwill recorded in connection with future acquisitions, by any other changes to the book value of our common stock, and by our future common stock price.

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

     The write-off of acquired in-process research and development totaled $4.7 million during the three months ended March 31, 2001. This amount is related to the acquisition of TSC. We expect to continue to expand through acquisitions and the resulting write-off of process research and development could vary significantly from quarter to quarter.

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

     As of March 31, 2001 and December 31, 2000, we had net deferred tax assets totaling $391.8 million and $356.5 million. Realization of our deferred tax asset is dependent upon the U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire from 2002 through 2021. In 2000, we recognized a significant tax benefit from the exercise of stock options, which was reflected as an increase to additional paid-in capital in our financial statements. We have not realized a significant tax benefit from stock option exercises in 2001 and believe it is unlikely a similar annual tax benefit of this relative magnitude from stock option exercises will be realized this year or in a future year. Considering our current level of taxable income without a stock option tax benefit of this magnitude, we believe it is more likely than not that the deferred tax asset will be realized during the net operating loss carryforward period. A reduction in our federal taxable income could cause a portion or all of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

     As of April 30, 2001, our executive officers and directors together beneficially owned approximately 31.9% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

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

     The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, since December 31, 2000 through April 30, 2001, the market price of our common stock on the Nasdaq National Market has fluctuated between $12.56 and $61.00 per share. The following factors may significantly affect the market price of our common stock:

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

                                            i2 TECHNOLOGIES, INC.

August 7, 2001                                              /s/ WILLIAM M. BEECHER
  (Date)                                                    --------------------------------------------
                                                            William M. Beecher
                                                            Executive Vice President and
                                                            Chief Financial Officer
                                                            (Principal financial officer)

August 7, 2001                                              /s/ NANCY F. BRIGHAM
  (Date)                                                    --------------------------------------------
                                                            Nancy F. Brigham
                                                            Principal Accounting Officer