Form 10-Q
period 2001-06-30
I2 TECHNOLOGIES INC
filed 2001-08-14
CIK 1009304

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001 the Registrant had 414,553,927 shares of $0.00025 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2001 and 2000...........    4
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2001 and 2000.........................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................   16
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   35

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   35
Item 2.  Changes in Securities and Use of Proceeds...................   35
Item 3.  Defaults upon Senior Securities.............................   36
Item 4.  Submission of Matters to a Vote of Security Holders.........   36
Item 5.  Other Information...........................................   36
Item 6.  Exhibits and Reports on Form 8-K............................   36

SIGNATURES...........................................................   37

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $   625,371   $   739,241
  Short-term investments....................................      193,923        84,086
  Accounts receivable, net of allowance for doubtful
     accounts of $63,426 and $31,329........................      220,583       298,465
  Deferred income taxes, prepaids and other current
     assets.................................................      130,775        76,989
                                                              -----------   -----------
          Total current assets..............................    1,170,652     1,198,781
Premises and equipment, net.................................      146,912       124,852
Deferred income taxes and other assets......................      456,921       410,026
Intangibles and goodwill, net...............................    6,040,232     7,492,167
                                                              -----------   -----------
          Total assets......................................  $ 7,814,717   $ 9,225,826
                                                              ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    58,055   $    49,628
  Accrued liabilities.......................................      163,300       111,739
  Accrued compensation and related expenses.................       92,852        84,942
  Deferred revenue..........................................      174,350       165,689
  Income taxes payable......................................        8,163        10,056
                                                              -----------   -----------
          Total current liabilities.........................      496,720       422,054
Other long-term liabilities.................................          181           325
Long-term debt..............................................      405,453       350,000
                                                              -----------   -----------
          Total liabilities.................................      902,354       772,379
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000 shares
     authorized, none issued................................           --            --
  Common stock, $0.00025 par value, 2,000,000 shares
     authorized, 413,632 and 405,840 shares issued and
     outstanding............................................          103           102
  Additional paid-in capital................................   10,276,330    10,174,012
  Accumulated other comprehensive loss......................      (15,060)       (6,694)
  Accumulated deficit.......................................   (3,349,010)   (1,713,973)
                                                              -----------   -----------
          Total stockholders' equity........................    6,912,363     8,453,447
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $ 7,814,717   $ 9,225,826
                                                              ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                               ----------------------   -----------------------
                                                  2001        2000         2001         2000
                                               ----------   ---------   -----------   ---------
Revenues:
  Software licenses..........................  $  105,826   $ 150,245   $   316,958   $ 263,829
  Services...................................      82,976      60,483       176,199     107,352
  Maintenance................................      52,183      31,894       104,386      57,720
                                               ----------   ---------   -----------   ---------
          Total revenues.....................     240,985     242,622       597,543     428,901
Costs and expenses:
  Cost of revenues:
     Cost of software licenses...............      18,416      10,052        40,227      15,745
     Amortization of acquired technology.....      12,909       5,335        25,167       5,335
     Cost of services and maintenance........      84,675      48,212       167,760      89,256
  Sales and marketing........................     145,977      85,648       286,606     151,803
  Research and development...................      71,371      51,432       146,607      91,039
  General and administrative.................      27,958      20,909        57,657      37,511
  Amortization of intangibles................     762,608     203,612     1,519,308     203,612
  In-process research and development and
     acquisition-related expenses............          --      98,763         4,700      99,319
  Restructuring charges......................      33,000          --        33,000          --
                                               ----------   ---------   -----------   ---------
          Total costs and expenses...........   1,156,914     523,963     2,281,032     693,620
                                               ----------   ---------   -----------   ---------
Operating loss...............................    (915,929)   (281,341)   (1,683,489)   (264,719)
Other income (expense), net..................      (2,270)      4,213       (15,807)      6,712
                                               ----------   ---------   -----------   ---------
Loss before income taxes.....................    (918,199)   (277,128)   (1,699,296)   (258,007)
Provision (benefit) for income taxes.........     (57,325)      3,688       (64,271)     11,068
                                               ----------   ---------   -----------   ---------
Net loss.....................................  $ (860,874)  $(280,816)  $(1,635,025)  $(269,075)
                                               ==========   =========   ===========   =========
Basic and diluted loss per common share:
  Basic loss per common share................  $    (2.08)  $   (0.83)  $     (3.99)  $   (0.83)
  Diluted loss per common share..............  $    (2.08)  $   (0.83)  $     (3.99)  $   (0.83)
Weighted-average common shares outstanding...     412,937     338,230       409,517     324,232
Weighted-average diluted common shares
  outstanding................................     412,937     338,230       409,517     324,232
Comprehensive loss:
  Net loss...................................  $ (860,874)  $(280,816)  $(1,635,025)  $(269,075)
  Other comprehensive income (loss):
     Unrealized loss on available-for-sale
       securities arising during the
       period................................      (4,984)         --       (29,296)         --
     Reclassification adjustment for net
       realized losses on available-for-sale
       securities included in income.........       5,681          --        23,910          --
                                               ----------   ---------   -----------   ---------
          Net unrealized gain (loss).........         697          --        (5,386)         --
     Foreign currency translation
       adjustments...........................        (478)       (769)       (4,828)       (852)
     Tax effect of other comprehensive income
       (loss)................................        (251)         --         1,848          --
                                               ----------   ---------   -----------   ---------
          Total other comprehensive loss.....         (32)       (769)       (8,366)       (852)
                                               ----------   ---------   -----------   ---------
          Total comprehensive loss...........  $ (860,906)  $(281,585)  $(1,643,391)  $(269,927)
                                               ==========   =========   ===========   =========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  2001          2000
                                                              ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,635,025)   $(269,075)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Write-off of in-process research and development.......        4,700       98,300
     Depreciation and amortization..........................    1,568,616      220,404
     Provision for bad debts charged to costs and
      expenses..............................................       53,372        4,747
     Amortization of deferred compensation..................        1,183        2,152
     Loss on equity investments.............................       23,910           --
     Loss on assets disposed in restructuring...............       10,463           --
     Deferred income taxes and disqualifying dispositions...     (119,010)     (70,793)
     Tax benefit from stock option exercises................       46,545       59,099
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................       24,990      (56,792)
       Prepaids and other assets............................       11,143       (6,903)
       Accounts payable.....................................        7,339        7,044
       Accrued liabilities..................................       41,988       17,571
       Accrued compensation and related expenses............        6,473       12,946
       Deferred revenue.....................................         (233)      59,489
       Income taxes payable.................................       (1,470)       5,665
                                                              -----------    ---------
          Net cash provided by operating activities.........       44,984       83,854
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in purchase of Trade Service Corporation and
     ec-Content.............................................       (4,745)          --
  Net cash acquired in purchase of Aspect Development.......           --       55,206
  Net cash acquired in purchase of SupplyBase...............           --           26
  Direct costs of purchase transactions.....................       (1,101)     (11,590)
  Short-term loan to RightWorks.............................      (21,636)          --
  Purchases of premises and equipment.......................      (42,161)     (24,792)
  Net change in short-term investments......................      (66,737)    (148,848)
  Purchases of equity investments...........................       (5,000)     (13,583)
  Proceeds from sales of equity investments.................          826           --
  Purchases of long-term debt securities....................      (35,169)          --
                                                              -----------    ---------
          Net cash used in investing activities.............     (175,723)    (143,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note acquired in acquisition of Trade Service
     Corporation and ec-Content.............................      (24,698)          --
  Net proceeds from sale of common stock to employees and
     exercise of stock options..............................       42,165       29,230
                                                              -----------    ---------
          Net cash provided by financing activities.........       17,467       29,230
                                                              -----------    ---------
  Effect of exchange rates on cash..........................         (598)        (106)
Net change in cash and cash equivalents.....................     (113,870)     (30,603)
Cash and cash equivalents at beginning of period............      739,241      454,585
                                                              -----------    ---------
Cash and cash equivalents at end of period..................  $   625,371    $ 423,982
                                                              ===========    =========
Supplemental disclosures:
  Cash paid for interest....................................  $     9,276    $   9,467
  Cash paid for taxes.......................................        3,786        1,709

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              (TABLE DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2001, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2000, included in our annual report on Form 10-K/A filed with the SEC on August 7, 2001 (the "2000 Form 10-K/A"). Refer to our accounting policies described in the notes to financial statements contained in the 2000 Form 10-K/A which we consistently followed in preparing this Form 10-Q. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001 or any future period.

     Nature of Operations. We are a leading provider of dynamic value chain software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our products consider the conditions of companies to optimize key business processes -- from product design to customer relationships. Our products are designed to help customers, partners, suppliers and service providers conduct business together and offer a technology infrastructure supporting collaboration, commerce and content. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. Our product suites may be used by our customers to align their value chain to serve their customers. We also provide services such as consulting, training and maintenance in support of these offerings.

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

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

TRADE SERVICE CORPORATION/EC-CONTENT

     On March 23, 2001, we completed our acquisition of Trade Service Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc. (collectively, "TSC"), which develops and manages content for digital marketplaces, e-procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $73.4 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million when issued, a convertible promissory note valued at $55.5 million on

June 30, 2001 and approximately $0.5 million in acquisition costs. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001. See Note 11 -- Subsequent Events.

     The convertible promissory note issued in connection with our acquisition of TSC will mature on September 23, 2003. Interest of 7.5% per annum is payable in annual installments on each anniversary date of the note and upon maturity. At any time on or after March 23, 2002, we may convert the note into shares of our common stock based upon the "trading average" of our stock. The trading average is the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date. If the trading average is $60.00 per share or less, then the number of shares issued upon conversion will be determined by dividing the outstanding principal balance and accrued interest on the note by the trading average. If the trading average is greater than $60.00 per share, then the number of shares issued upon conversion will be the average of (a) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the average of $60.00 and the trading average and (b) the average of (i) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by $60.00 and (ii) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the trading average. The note is also convertible by the holder at any time the trading average exceeds $60.00 per share using the same conversion formula as set forth in the previous sentence. Whether the note is converted at our option or at the option of the holder, the entire outstanding principal balance and accrued interest payable on the note must be converted. The aggregate number of shares of our common stock issued pursuant to the conversion of the note cannot exceed 39 million shares. Any portion of the note that may not be converted into shares of our common stock as a result of this limitation will instead be paid in cash.

     The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed.....................................  $(24,628)
Identified intangible assets:
  Developed technology......................................     8,500
  Assembled workforce.......................................       600
  Relationships.............................................    12,500
  Content databases.........................................    14,800
Goodwill....................................................    56,895
In-process research and development.........................     4,700
                                                              --------
          Total.............................................  $ 73,367
                                                              ========

     Identified intangible assets are being amortized over two to five years, while goodwill is being amortized over three years.

     In connection with our acquisition of TSC, $4.7 million, or 6.4%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. At the acquisition date, the technologies under development, including web-based content management and e-commerce web enablement technologies, ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30% was used, which includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

     Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2000 are not presented because the acquisition of TSC was not considered significant based on SEC rules and regulations regarding significant subsidiaries.

RIGHTWORKS

     On March 8, 2001, we entered into a definitive agreement to acquire RightWorks Corporation, a developer of software that is designed to enable companies to manage procurement across multiple enterprises for both direct and indirect materials, and support buying models, from negotiated procurements to auctions. In connection with the acquisition, we will exchange approximately 5.3 million shares of our common stock for all the outstanding stock of RightWorks. The transaction, which is expected to close in the third quarter of 2001, will be accounted for using the purchase method. On March 28, 2001, we entered into a loan and security agreement with RightWorks whereby we agreed to loan them up to $25.0 million to provide operating capital until our acquisition is closed. The credit limit was subsequently increased to $40.0 million. The loan is secured by substantially all of the assets of RightWorks. Principal and interest, accrued at a rate of 15.0% per annum, are due upon the termination of the loan agreement, which is the earlier of (i) the date, following the closing of our acquisition, on which we demand payment, or (ii) the date of termination of our agreement to acquire RightWorks. As of June 30, 2001, the outstanding balance of the loan was $21.6 million.

ASPECT/SUPPLYBASE/IBM ASSETS

     During the first quarter of 2000, we issued $233.7 million (2.6 million shares) of our common stock for various software assets, cross-patent rights and software licenses acquired from IBM. During the second quarter of 2000, we issued $345.5 million (3.6 million shares) of our common stock in connection with our acquisition of SupplyBase and $8.8 billion (67.5 million shares) of our common stock in connection with our acquisition of Aspect Development.

     The following table presents unaudited pro forma selected consolidated results of operations for the six months ended June 30, 2000 assuming SupplyBase and Aspect had been acquired on January 1, 2000.

Revenue.....................................................  $   481,508
Net loss....................................................   (1,506,367)
Basic and diluted loss per common share.....................        (9.29)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses due to bad debts that have been incurred within the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any receivable that, in our judgment, should be charged off.

     Activity in the allowance for doubtful accounts was as follows:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
Balance at beginning of period.................  $39,869    $17,761    $31,329   $17,474
  Provisions for bad debts charged to costs and
     expenses, net of write-offs...............   23,557      1,412     31,980       723
  Acquired allowances and other adjustments....       --      2,656        117     3,632
                                                 -------    -------    -------   -------
Balance at end of period.......................  $63,426    $21,829    $63,426   $21,829
                                                 =======    =======    =======   =======

4. STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

     Stock Splits. On January 14, 2000, our Board of Directors approved a two-for-one stock split, which was paid as a 100% dividend on February 17, 2000. On October 17, 2000, our Board of Directors approved another two-for-one stock split, which was paid as a 100% stock dividend on December 5, 2000. All share and per share amounts included herein have been adjusted to reflect the stock splits.

     Basic and Diluted Earnings Per Common Share. Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of stock options and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. As a result of the net losses incurred during the three and six months ended June 30, 2001 and 2000, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 34.7 million and 40.7 million shares issuable under stock options and warrants for the three and six months ended June 30, 2001 and 51.3 million and 52.7 million shares issuable under stock options and warrants for the three and six months ended June 30, 2000.

     Stock Option Exchange Program. On March 9, 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were offered the opportunity, if they chose by April 15, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 16, 2001. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive 1.1 new stock options for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program will result. Members of our Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program.

5. SEGMENT INFORMATION, INTERNATIONAL OPERATIONS AND CUSTOMER CONCENTRATIONS

     We operate our business in one segment, value chain software solutions designed to help enterprises optimize business processes both internally and among trading partners. SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

     Revenues are attributable to regions based on the locations of the customers' operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
North America..............................  $155,064   $180,708   $379,972   $305,430
EMEA.......................................    39,549     33,216    125,370     63,677
APAC.......................................    43,389     23,253     84,354     51,901
Latin America..............................     2,983      5,445      7,847      7,893
                                             --------   --------   --------   --------
                                             $240,985   $242,622   $597,543   $428,901
                                             ========   ========   ========   ========

     Revenues from international operations totaled $87.2 million and $222.9 million, or 36.2% and 37.3% of total revenues, for the three and six months ended June 30, 2001 and $67.1 million and $131.8 million, or 27.7% and 30.7% of total revenues, for the three and six months ended June 30, 2000. Total assets related to our international operations accounted for $257.0 million, or 3.3%, of total consolidated assets as of June 30, 2001 and $350.3 million, or 3.8%, of total consolidated assets as of December 31, 2000.

     During the periods presented, no individual customer accounted for more than 10.0% of total revenues.

6. COMMITMENTS AND CONTINGENCIES

     An employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of the options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

     Since March 2, 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and on August 3, 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We intend to vigorously defend against this lawsuit, and plan to file a motion to dismiss the consolidated amended complaint in September of 2001.

     On April 24, 2001, a shareholder derivative lawsuit was filed against us and certain of our officers and directors in Dallas County, Texas. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We intend to vigorously defend against this lawsuit.

     We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

7. FOREIGN CURRENCY RISK MANAGEMENT

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

     Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward contracts to hedge selected nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. We have not used, nor do we expect to use, forward contracts for trading purposes.

     We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income/expense, net in the Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three months ended June 30, 2001, we recognized net losses of $2.7 million on foreign currency forward contracts, which partly offset net foreign currency transaction gains of $3.1 million. During the six months ended June 30, 2001, we recognized net losses of $0.1 million on foreign currency forward contracts and net losses of $1.7 million on foreign currency transactions. Foreign currency transaction losses totaled $0.8 million and $1.3 million during the three and six months ended June 30, 2000.

     Details of our foreign currency forward contracts as of June 30, 2001 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on June 30, 2001 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on June 30, 2001 and no amounts related to these forward contracts were recorded in our financial statements.

                                       NOTIONAL AMOUNT OF FORWARD     NOTIONAL AMOUNT OF FORWARD
                                      CONTRACT IN FOREIGN CURRENCY     CONTRACT IN U.S. DOLLARS
                                      ----------------------------    --------------------------
Forward contracts to purchase:
  Danish Kroners....................  DKK               6,534                  $   739
  Singapore Dollars.................  SGD               1,501                      817
  Swiss Francs......................  CHF               8,035                    4,449
Forward contracts to sell:
  Australian Dollars................  AUD               8,239                    4,247
  Brazilian Reals...................  BRL               2,110                      894
  Canadian Dollars..................  CAD               6,365                    4,213
  European Euros....................  EUR              23,436                   19,679
  Indian Rupees.....................  INR             211,487                    4,413
  Japanese Yen......................  JPY           1,981,285                   15,844
  South Korean Won..................  KRW           1,353,091                    1,027

     Our foreign currency forward contracts contain credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

8. EMPLOYEE BENEFIT PLANS

     On March 4, 2001 and April 12, 2001, our Board of Directors approved two amendments to our 1995 Stock Option/Stock Issuance Plan to: (i) implement an automatic share increase feature and (ii) extend the term of the plan from September 20, 2005 to April 11, 2011. The amendments were subsequently approved by our stockholders at our annual stockholders' meeting on May 31, 2001.

     On April 20, 2001, our Board of Directors approved three amendments to our Employee Stock Purchase Plans to: (i) implement an automatic share increase feature; (ii) extend the term of the plan until the last business day in April 2011; and (iii) amend the stockholder approval requirements for future amendment to the purchase plans. The amendments were subsequently approved by our stockholders at our annual stockholders' meeting on May 31, 2001. In addition to these changes, the Board also amended the plans to: (i) eliminate the 30 day service requirement for participation in the purchase plans and (ii) amend the leave of absence provision to provide a procedure by which a participant resumes participation in the purchase plans. These other amendments did not require stockholder approval.

9. STRATEGIC RESTRUCTURING

     Overview. During the second quarter of 2001, we implemented a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. Declining gross margins and other performance measures such as revenue per employee during 2001 precipitated the restructuring plan. We affected the restructuring plan during the second quarter of fiscal 2001 by eliminating certain employee positions and reducing office space and related overhead expenses. Restructuring and other related charges primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during the second quarter of 2001 and we expect the remaining actions, such as additional office closures or consolidations, will be completed within a one-year time frame. Also see Note 11 -- Subsequent Events.

     Employee Severance and Termination Costs. We paid termination salaries, benefits, stock compensation, outplacement, employee relocation costs and other related costs to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. Only costs for involuntarily terminated employees are included in the restructuring charge.

     We eliminated 698 employee positions across most geographic areas and functions of our business, including administrative, professional, and management positions. These employee terminations occurred during the second quarter of 2001.

     The following table summarizes the number of employee positions eliminated in accordance with the restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
  North America.............................................   598
  EMEA......................................................    80
  APAC......................................................    20
                                                               ---
                                                               698
                                                               ===
FUNCTION:
  Sales and marketing.......................................   283
  Services..................................................   142
  Research and development..................................   208
  General and administrative................................    65
                                                               ---
                                                               698
                                                               ===

     Office Closure and Consolidation Costs. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. During the second quarter of 2001, the majority of office closings and consolidation were completed, with the remaining moves scheduled for completion by the end of the fourth quarter of 2001.

     Asset Disposal Losses. During the second quarter of 2001, we wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary. These assets were taken out of service and will be disposed during 2001.

     Total cost. The following table summarizes the components of the restructuring charge, the payments and non-cash charges during the second quarter of 2001, and the remaining accrual as of June 30, 2001, by geographic region:

                                         EMPLOYEE         OFFICE                         ASSET
                                       SEVERANCE AND    CLOSURE AND    RESTRUCTURING    DISPOSAL
                                        TERMINATION    CONSOLIDATION   COSTS SUBTOTAL    LOSSES      TOTAL
                                       -------------   -------------   --------------   --------    -------
North America........................     $11,367         $5,754          $17,121       $10,142     $27,263
EMEA.................................       4,036          1,033            5,069           321       5,390
APAC.................................         347             --              347            --         347
                                          -------         ------          -------       -------     -------
                                           15,750          6,787           22,537        10,463      33,000
Total second quarter payments and
  non-cash charges...................      15,750            991           16,741        10,463      27,204
                                          -------         ------          -------       -------     -------
Remaining accrual balance at June 30,
  2001...............................     $    --         $5,796          $ 5,796       $    --     $ 5,796
                                          =======         ======          =======       =======     =======

10. NEW ACCOUNTING STANDARDS

     SFAS No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Adoption of SFAS 141 will not impact our financial statements.

     SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill by eliminating amortization and replacing impairment testing under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and Accounting Principals Board (APB) Opinion No. 17, "Intangible Assets," with a new impairment test. On January 1, 2002, all of our goodwill will be assigned to one or more reporting units and amortization of goodwill, including goodwill recorded in past business combinations, will cease. In accordance with SFAS 142, goodwill will be tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess "purchase price" over the amounts assigned to assets and liabilities would be the implied fair value of goodwill. This allocation is performed only for purposes of testing goodwill for impairment and does not require us to record the "step-up" in net assets or any unrecognized intangible assets. Goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

     Recognized intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Recognized intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite. These assets will be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the fair value of the intangible asset to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recognized in an amount equal to that difference.

     Presently, all of our goodwill is associated with the entire company. Based upon our reviews of the carrying value of goodwill in accordance with current accounting guidance through June 30, 2001, no impairment loss has been recognized. At this time we have not determined how goodwill will be allocated to specific reporting units upon adoption of SFAS 142 on January 1, 2002. Additionally, we have not appraised the value of any such reporting units. Accordingly, we have not yet made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard. Beginning in the first quarter of 2002, we expect a reduction in our quarterly amortization expense of approximately $738.7 million as we will no longer amortize goodwill and certain recognized intangible assets that will be reclassified to goodwill upon the adoption of this standard.

     As indicated in Note 2 -- Business Combinations and Asset Acquisitions, we expect to close the acquisition of RightWorks in the third quarter of 2001. In accordance with SFAS 142, goodwill acquired in this acquisition will not be amortized, even though amortization of goodwill acquired in business combinations prior to June 30, 2001 will continue through December 31, 2001.

11. SUBSEQUENT EVENTS

     On July 18, 2001, we announced plans to make further reductions in our workforce as a means to create a sustainable cost structure. Subsequent to that announcement, we reduced our total workforce, across all functions, by approximately 10%. We are continuing to evaluate our overall expense structure and expect to incur an additional restructuring charge related to these reductions, among other things, in the third quarter of 2001.

     On July 23, 2001, we announced the departure of our President of Worldwide Field Operations. In conjunction with that announcement, we announced changes in our sales organization and the promotion of a manager to assume responsibilities for sales in our Americas region.

     The principal amount of the convertible promissory note issued in connection with our acquisition of TSC was partly dependent upon the average closing price of our stock for the three days prior to the effective date of the registration statement underlying the shares issuable upon conversion of the note. On August 7, 2001, the registration statement became effective and the final principal amount of the note was determined to be $60.9 million. As a result, the total cost of the acquisition is now approximately $79.3 million, including acquisition related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million, a convertible promissory for $60.9 million and approximately $1.0 million in acquisition costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

     - Our financial results may vary significantly from quarter to quarter or we may continue to fail to meet expectations, which would negatively impact the price of our stock.

     - Continued reduction in the pace of information technology spending and weakening of general economic conditions could further negatively impact our revenues.

     - Managing staff reductions and changes within our sales force and management team.

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

     - Other risks indicated below under the section captioned "Factors that May Affect Future Results" and in our other filings with the Securities and Exchange Commission.

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

OVERVIEW

     We are a leading provider of dynamic value chain software solutions that may be used by enterprises to optimize business processes both internally and among trading partners. Our solutions are designed to help enterprises improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business interactions over the Internet. Our products consider the conditions of companies to optimize key business processes -- from product design to customer relationships. Our products are designed to help customers, partners, suppliers and service providers conduct business together and offer a technology infrastructure supporting collaboration, commerce and content. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We also provide content and content management solutions as well as a platform for integration and administration of private and public electronic marketplaces. Our product suites may be used by our customers to align their value chain to serve their customers. We also provide services such as consulting, training and maintenance in support of these offerings.

     During the second quarter of 2001, we implemented a 120 Day Plan to strengthen our operations. Initiatives that are a part of this plan include:

     - Achieving organizational alignment around our business objectives. On July 1, 2001, in connection with this organizational realignment, we formed an operating company, i2 Technologies US, Inc., and transferred our employees, the majority of our assets and certain liabilities and agreements to this new wholly-owned subsidiary.

     - Creating a sustainable cost structure. During the second quarter of 2001, we implemented a strategic restructuring plan with the objective of reducing our cost structure. Our cost control initiatives are focused on virtually every facet of our business and continue to be an ongoing process. See Note 9 -- Strategic Restructuring and Note 11 -- Subsequent Events in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     - Realigning our sales force around our highest-value products including Supply Chain Management (SCM) solutions and Supplier Relationship Management (SRM) solutions. The goal of this realignment is to ensure our customers receive a faster return on their investment.

     - Increasing our demand generation programs through a series of seminars and events that feature leading e-business professionals and industry experts sharing their experiences and best practices for gaining a competitive advantage through dynamic value chain creation.

     - Focusing on marketing customer successes through go-lives. We believe that the faster we get a customer live and realizing value, the more likely they are to purchase additional solutions and to provide references for new customers.

     - Utilizing partners that create more demand for our products.

     - Creating a product that is packaged for high-volume sales. We expect to unveil and brand i2 Release 5.2 later in 2001. i2 Release 5.2 is a unified solution designed to optimize processes that span the entire enterprise.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by selected items reflected in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        -------------------     ----------------
                                                         2001        2000        2001      2000
                                                        -------     -------     ------     -----
Revenues:
  Software licenses...................................    43.9%       61.9%       53.0%     61.5%
  Services............................................    34.4        24.9        29.5      25.0
  Maintenance.........................................    21.7        13.2        17.5      13.5
                                                        ------      ------      ------     -----
          Total revenues..............................   100.0       100.0       100.0     100.0
Costs and expenses:
  Cost of revenues:
     Cost of software licenses........................     7.6         4.1         6.7       3.7
     Amortization of acquired technology..............     5.4         2.2         4.2       1.2
     Cost of services and maintenance.................    35.1        19.9        28.1      20.8
  Sales and marketing.................................    60.6        35.3        48.0      35.4
  Research and development............................    29.6        21.2        24.5      21.2
  General and administrative..........................    11.6         8.6         9.6       8.7
  Amortization of intangibles.........................   316.5        83.9       254.3      47.5
  In-process research and development and
     acquisition-related expenses.....................      --        40.7         0.8      23.2
  Restructuring charges...............................    13.7          --         5.5        --
                                                        ------      ------      ------     -----
          Total costs and expenses....................   480.1       215.9       381.7     161.7
                                                        ------      ------      ------     -----
Operating loss........................................  (380.1)     (115.9)     (281.7)    (61.7)
Other income (expense), net...........................    (0.9)        1.7        (2.7)      1.6
                                                        ------      ------      ------     -----
Loss before income taxes..............................  (381.0)     (114.2)     (284.4)    (60.1)
Provision (benefit) for income taxes..................   (23.8)        1.5       (10.8)      2.6
                                                        ------      ------      ------     -----
Net loss..............................................  (357.2)%    (115.7)%    (273.6)%   (62.7)%
                                                        ======      ======      ======     =====

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

     Total revenues decreased $1.6 million, or 0.7%, and increased $168.6 million, or 39.3%, during the three and six months ended June 30, 2001, compared to the same periods in 2000. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance.

     Software Licenses. Software license revenues constituted 43.9% and 53.0% of total revenues during the three and six months ended June 30, 2001, compared to 61.9% and 61.5% for the same periods in 2000. Software license revenues decreased $44.4 million, or 29.6%, and increased $53.1 million, or 20.1%, during the three and six months ended June 30, 2001, compared to the same periods in 2000. The decrease for the comparable three-month periods is the result of a decline in sales productivity arising from the weakening macroeconomic environment. The abrupt slowdown in the economy started to affect us in the first quarter of 2001. Poor economic conditions have caused a significant decrease in technology spending as well as extended the decision cycles of many potential customers. The increase in software license revenues over the comparable six-month periods was due to:

     - Expansion of product offerings.

     - Increased demand for our products and services from our existing customer base.

     - Increased sales activities resulting from increases in direct sales representatives and strategic alliances with industry partners.

     - Additional revenues generated by acquired businesses.

     We recognized 87 and 189 software license transactions during the three and six months ended June 30, 2001 compared to 78 and 166 during the three and six months ended June 30, 2000. The average size of our license transactions was $1.0 million and $1.5 million for the three and six months ended June 30, 2001 compared to $1.8 million and $1.6 million for the three and six months ended June 30, 2000. The decline in the average sales price was partly the result of decreases in technology spending and extended decision cycles of many potential customers due to poor economic conditions.

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

     Services. Service revenue consists of fees generated by providing services to customers, including consulting, training and other services. Service revenues constituted 34.4% and 29.5% of total revenues during the three and six months ended June 30, 2001, compared to 24.9% and 25.0% during the same periods in 2000. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a year-to-year basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. In any period, total service revenues are dependent on, among other things:

     - License transactions closed during the current and preceding periods.

     - Customer decisions regarding implementations of licensed software.

     - The number of our internal service providers and consultants actively engaged on billable projects.

     Service revenues increased $22.5 million, or 37.2%, and $68.8 million, or 64.1%, during the three and six months ended June 30, 2001, compared to same periods in 2000. The increases in service revenues were due to an increase in the number of solutions sold and resulting demand for consulting and implementation services. The increases were also due to expanded use of third-party consultants as subcontractors to provide implementation services to our customers. This has allowed us to increase our penetration into various international and targeted vertical markets.

     Maintenance. Maintenance revenues increased to 21.7% and 17.5% of total revenues during the three and six months ended June 30, 2001, from 13.2% and 13.5% during the same periods in 2000. Maintenance revenues increased $20.3 million, or 63.6%, and $46.7 million, or 80.8%, during the three and six months ended June 30, 2001, compared to the same periods in 2000. In 2000, we began offering new, tiered levels of maintenance with proportionately higher fees for higher levels of service. The increases in maintenance revenues were also due to continued growth of our installed customer base and maintenance renewals.

     International Revenues. Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $87.2 million, or 36.2% of total revenues, and $222.9 million, or 37.3% during the three and six months ended June 30, 2001, increasing from $67.1 million, or 27.7% of total revenues, and $131.8 million, or 30.7% of total revenues, during the same periods in 2000. The increases in international revenues as a percentage of total revenue are consistent with our efforts to expand our international presence and sales efforts. We believe continued growth and profitability will require further expansion in international markets. We have expended and will continue to expend substantial resources to expand our international operations.

COSTS AND EXPENSES

     Cost of Software Licenses.  Cost of software licenses consists of:

     - Commissions paid to third parties in connection with joint marketing and other related agreements.

     - Royalty fees associated with third-party software.

     - Costs related to user documentation.

     - Costs related to reproduction and delivery of software.

     Cost of software licenses as a percentage of related revenue was 17.4% and 12.7% during the three and six months ended June 30, 2001 compared to 6.7% and 6.0% for the same periods in 2000. Cost of software licenses increased $8.4 million, or 83.2%, and $24.5 million, or 155.5%, during the three and six months ended June 30, 2001. The increase in the cost of software licenses as a percentage of related revenue primarily resulted because we have certain fixed royalty fees that are not dependent upon sales volume. The increases in the cost of software licenses in terms of actual dollars are due to increases in commissions paid to third parties in connection with joint marketing efforts and other sales assistance and increases in the amount of royalty fees associated with third-party software.

     Amortization of Acquired Technology. In connection with our acquisitions in 2000, we acquired developed technology that we offer as a part of our integrated solutions. Amortization of the capitalized acquired technology totaled $12.9 million and $25.2 million during the three and six months ended June 30, 2001 compared to $5.3 million for both the three and six months ended June 30, 2000. In accordance with SFAS No. 86, "Accounting for Computer Software to Be Sold, Leased, or Otherwise Marketed," the amortization expense is included as a part of our cost of revenues because it relates to software products that are marketed to others.

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

     Cost of services and maintenance as a percentage of related revenues was 62.6% and 59.8% during the three and six months ended June 30, 2001 compared to 52.2% and 54.1% for the same periods in 2000. The total cost of services and maintenance increased $36.5 million, or 75.6%, and $78.5 million, or 88.0%, during the three and six months ended June 30, 2001, compared to the same periods in 2000. The increases in both dollar amount and percent of revenue are primarily attributable to increases in the number of consultants and product support staff. The accretive effect on service revenues related to newly hired consultants generally lags behind the immediate cost impact of adding to our headcount.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, commissions, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses increased $60.3 million, or 70.4%, and $134.8 million, or 88.8%, during the three and six months ended June 30, 2001, compared to the same periods in 2000. The increases were due to:

     - An increase in the number of direct sales representatives to 536 at June 30, 2001, up 9.4% from 490 at June 30, 2000.

     - Increased sales commissions due to higher year-to-date revenues.

     - Increased marketing and promotional activities due to the expansion of our suite of e-business and value-chain software solutions and our expansion into new international markets.

     - An increase in bad debt expense.

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

     Research and development expenses increased $19.9 million, or 38.8%, and $55.6 million, or 61.0%, during the three and six months ended June 30, 2001, compared to the same periods in 2000. Research and development expenses as a percentage of total revenues were 29.6% and 24.5% during the three and six months ended June 30, 2001 compared to 21.2% for both the three and six months ended June 30, 2000. The increase in research and development expenses as a percentage of total revenues resulted from a decline in sales productivity from the weakening macroeconomic environment. The increases in the dollar amount of research and development expenses were due to a 12.8% increase in research and development personnel over the comparable periods. Additionally, the research and development expenses for 2000 only included the effect of the personnel added with the acquisition of Aspect from its acquisition date on June 9, 2000. Approximately 600 research and development employees were added in that acquisition.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses increased $7.0 million, or 33.7%, and $20.1 million, or 53.7%, during the three and six months ended June 30, 2001 compared to the same periods in 2000. General and administrative expenses as a percentage of total revenues were 11.6% and 9.6% during the three and six months ended June 30, 2001 compared to 8.6% and 8.7% during the same periods in 2000. The increases in the dollar amounts of general and administrative expenses were primarily due to the cost of supporting an 18.2% increase in personnel over the comparable periods, as well as increases in the number and size of our facilities and equipment related to our corporate headquarters. The increase in general and administrative expenses as a percentage of total revenues resulted from a decline in sales productivity from the weakening macroeconomic environment. We expect to reduce general and administrative expenses to historical levels as a percentage of revenue as a part of our cost control initiatives that began in the second quarter.

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

     Amortization of goodwill and other intangibles (excluding the amortization of acquired technology) related to acquisitions totaled $762.6 million and $1.5 billion during the three and six months ended June 30, 2001 compared to $203.6 million for both the three and six months ended June 30, 2000. In accordance with a new accounting standard issued in July 2001, amortization of goodwill will continue through December 31, 2001. Beginning January 1, 2002, amortization of goodwill will cease and goodwill will only be reduced when the carrying value is deemed to be impaired. Amortization of other intangibles will continue until they are fully amortized in 2004. See Note 10 -- New Accounting Standards in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     In accordance with current accounting guidance, all of our goodwill is associated with the entire company rather than any specific identifiable asset or product line. Each quarter we evaluate whether an impairment of this enterprise goodwill may exist by comparing the book value of the our common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, we evaluate whether the condition is other than temporary based (i) primarily on whether fluctuations in the company's stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, we evaluate whether the condition is other than temporary considering all other available evidence. If we determine the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

     We may record an additional goodwill amortization charge as of the end of any quarter when the product of the number of shares issued and outstanding and the closing market price of our common stock is less than the book value of our common stock. We do not believe that we can predict our common stock price and, accordingly, are unable to predict when, if ever, such additional goodwill amortization might be recorded. At June 30, 2001, we had 413.6 million common shares issued and outstanding with a book value of $6.9 billion. Therefore, our common stock price would had to have been below $16.71 per share before consideration would have been given to recording additional goodwill amortization. At June 30, 2001, our common stock price was $19.80. Additionally, the product of shares and market price exceeded book value for most of the first six months of 2001. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by amortization of existing goodwill, by any goodwill recorded in connection with future acquisitions, by any other changes to the book value of our common stock, and by our future common stock price.

     In-Process Research and Development and Acquisition-Related
Expenses. Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. The write-off of acquired in-process research and development totaled $4.7 million during the six months ended June 30, 2001. This amount was related to the acquisition TSC in the first quarter. As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development programs. The web-based content management and e-commerce web enablement projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for business-to-business (B2B) e-commerce content management.

     At the acquisition date, the technologies under development ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. TSC had spent $4.2 million on the in-process projects, and expected to spend approximately $6.8 million to complete all phases of the research and development. Anticipated completion dates ranged from three to six months.

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

     Shortly after we acquired TSC, the eTRA-SER project was placed on hold pending a technology review to ascertain if there was any complementary or substitute i2 technology that could reduce development time and cost, or eliminate this development project. As a result of this review, the existing eTRA-SER specification was revised to ensure compatibility with anticipated i2 data models and a development contract was put out to bid. We selected the project subcontractor and negotiated a fixed price development contract that was settled in late July. Accordingly, we now do not expect to begin to realize revenue from this project until fourth quarter of 2001 and we expect actual results to be less than our initial forecasts for 2001 and 2002.

     The ec-Central project was terminated in June 2001. The project was discontinued because a substitute technology was identified that will be combined with our TradeMatrix platform which will serve as the content delivery platform for all i2 customers.

     Over the next six months we expect to evaluate the ec-Central software applications, some of which are complete, and will also evaluate the ec-Central database design. Based on this review, certain software applications and the database may be incorporated into another content maintenance and publishing platform. At this time, we believe there is a low probability of pursuing this use of the software and database.

     During the six months ended June 30, 2000, the write-off of in-process research and development totaled $98.3 million, of which $8.9 million related to the acquisition of certain IBM assets in the first quarter and $6.4 million related to the acquisition of SupplyBase and $83.0 million related to the acquisition of Aspect in the second quarter. We expect to continue to expand through acquisitions and the resulting write-off of in-process research and development could vary significantly from quarter to quarter.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of interest income on investments partially offset by interest expense, realized gains/losses on equity investments, foreign currency exchange transaction gains/losses, gains/losses on foreign currency exchange forward contracts and other miscellaneous income and expense. During the three and six months ended June 30, 2001, we recognized net other expenses of $2.3 million and $15.8 million compared to net other income of $4.2 million and $6.7 million during the same periods in 2000.

     Other income (expense), net, for the three and six months ended June 30, 2001, included net realized losses on equity investments of $5.6 million and $23.9 million, which included the write-down of the carrying basis of certain equity investments as a result of significant declines in the fair value and expected realizable amounts of these investments. Excluding these losses, we would have realized net other income of $3.4 million and $8.1 million for the three and six months ended June 30, 2001. The decrease in other income, net, excluding losses on equity investments, over the comparable three-month periods primarily resulted from a $1.1 million increase in interest expense related to the additional $55.5 million in convertible debt issued in connection with our acquisition of TSC. The increase in other income, net, excluding losses on equity investments, over the comparable six-month periods was attributable to increased interest income from higher average investment balances partly offset by increased interest expense and an increase in net foreign currency exchange transaction losses. The interest yields on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments' policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned "Sensitivity to Market Risks."

PROVISION (BENEFIT) FOR INCOME TAXES

     We recognized income tax benefits of $57.3 million and $64.3 million during the three and six months ended June 30, 2001. Our effective income tax rates for these periods were 6.2% and 3.8%. We recognized income tax expense of $3.7 million and $11.1 million during the three and six months ended June 30, 2000 despite our net losses before income taxes, resulting in negative effective tax rates of (1.3)% and (4.3)%. The effective income tax rate during the three and six months ended June 30, 2001, and to a lesser extent in the same periods in 2000, differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in-process research and development and acquisition-related expenses. Other items affecting our effective tax rate during the periods presented include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. Excluding the impact of these and other items, our effective tax rate was 36.0% during the three and six months ended June 30, 2001 and 37.5% during the three and six months ended June 30, 2000.

     As of June 30, 2001 and December 31, 2000, we had net deferred tax assets totaling $465.5 million and $356.5 million. Realization of our deferred tax asset is dependent upon the U.S. consolidated tax group of companies having sufficient Federal taxable income in future years to utilize our net operating loss carryforwards before they expire from 2002 through 2021. In 2000, we recognized a significant tax benefit from the exercise of stock options, which was reflected as an increase to additional paid-in capital in our financial statements. We have not realized a significant tax benefit from stock option exercises in 2001 and believe it is unlikely a similar annual tax benefit of this relative magnitude from stock option exercises will be realized this year or in a future year. Considering our current level of taxable income without a stock option tax benefit of this magnitude, we believe it is more likely than not that the deferred tax asset will be realized during the net operating loss carryforward period. A reduction in our federal taxable income could cause a portion or all of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset.

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

     - The issuance of stock options in connection with our stock option exchange program. See Note 4 -- Stockholders' Equity and Earnings Per Common Share in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     - The issuance of common stock to effect business combinations should we enter into such transactions.

     - The issuance of common stock or warrants to affect joint marketing, joint development or other similar arrangements should we enter into such arrangements.

     - Assumed or actual conversions of debt into common stock with respect to our convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at June 30, 2001 showed a 13.2% decrease in working capital in the first six months of 2001. Working capital was $673.9 million as of June 30, 2001 compared to $776.7 million as of December 31, 2000. The decrease in working capital was primarily the result of a $77.9 million decrease in accounts receivable and a $67.9 million increase in accounts payable and other accrued expenses partly offset by a $53.8 million increase in deferred income taxes, prepaids and other current assets.

     During the six months ended June 30, 2001, net cash provided by operating activities decreased $38.9 million, net cash used in investing activities increased $32.1 million and net cash provided by financing activities decreased $11.8 million compared to totals for the same period in 2000. Cash and cash equivalents were $625.4 million at June 30, 2001, a decrease of $113.9 million compared to balances at December 31, 2000. The decrease in cash and cash equivalents was primarily the result of $175.7 million in cash used in investing activities offset by $45.0 million in cash generated by operating activities and $17.5 million in cash provided by financing activities.

     The most significant transactions which adjusted net income to net cash provided by operations in the first six months of 2001 were depreciation and amortization of $1.6 billion, deferred income taxes and disqualifying dispositions of $119.0 million, tax benefits from stock option exercises of $46.5 million, losses on equity investments of $23.9 million, bad debt expense of $53.4 million, the net decrease in accounts receivable of $25.0 million and the net increase in accrued liabilities of $42.0 million.

     Significant items that affected our net cash used in investing activities in the first six months of 2001 were purchases of premises and equipment of $42.2 million, cash fundings in connection with a line of credit arrangement with RightWorks totaling $21.6 million, cash paid in purchase transactions of $4.7 million and net purchases of debt securities and equity investments of $106.9 million.

     The $17.5 million in cash provided by financing activities in the first six months of 2001 was from $42.2 million in proceeds from the sale of common stock to employees and exercises of stock options, offset by $24.7 million paid on a note acquired in the acquisition of TSC.

     Accounts receivable, net of allowance for doubtful accounts, decreased 26.1% for the first six months of 2001. Days sales outstanding (DSO's) in receivables increased to 83 days as of June 30, 2001 from 77 days as of March 31, 2001 and 73 days as of December 31, 2000. The increase in the DSO total for the first six months of 2001 resulted from extended collection cycles caused by the abrupt downturn in the economy. There is no assurance that DSO performance will improve, or even remain at this level.

     We maintain two, one-year revolving lines of credit of $15.0 million with separate financial institutions that have an aggregate borrowing capacity of $30.0 million. The maximum borrowing levels available under the lines of credit are reduced by the value of outstanding letters of credit issued by the lenders on our behalf, $8.1 million of which were outstanding on June 30, 2001. There have been no borrowings under these agreements, which are renewable in August 2001.

     On December 10, 1999, we issued an aggregate principal amount of $350.0 million in 5.25% convertible subordinated notes due in 2006. As of June 30, 2001, none of the notes have been converted to common stock. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted.

     In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note currently valued at $55.5 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003. After March 23, 2002 and prior to maturity, we may convert the note into shares of our common stock. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Details of the note are presented in Note 2 -- Business Combinations and Asset Acquisitions and Note 11 -- Subsequent Events in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     In the future, we may pursue acquisition of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the nature, timing and amount of consideration to be paid.

     We expect future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our net operating loss carryforwards against future tax liabilities. As of June 30, 2001, we had approximately $1.1 billion in net operating loss carryforwards, which represent up to approximately $396.0 million in future tax benefits. The utilization of the U.S. net operating loss carryforwards is subject to limitations and various expiration dates in years 2002 through 2021. Foreign net operating losses have no expiration date.

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

SENSITIVITY TO MARKET RISKS

     Foreign Currency Risk. Revenues originating outside of the United States totaled 36.2% and 37.3% of total revenues during the three and six months ended June 30, 2001. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 7 -- Foreign Currency Risk Management in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

     Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of June 30, 2001, 57.4% of our debt securities and time deposits had original or remaining maturities of three months or less, while 41.5% had original or remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. Since December 31, 2000, the Federal Reserve Board has decreased the discount rate by 275 basis points, which has led to a general decline in market interest rates. As a result, the weighted-average yield on interest-earning investments held as of June 30, 2001 was 5.02% compared to 5.40% and 6.8% for investments held as of March 31, 2001 and December 31, 2000. The decrease in the weighted-average yield on interest-earning investments resulted as the majority of the investments held as of December 31, 2000 matured during the first and second quarters of 2001. Market yields available on similar investment instruments had declined significantly as a result of the Federal Reserve Board's recent actions. To partly compensate, in the first quarter we invested a portion of our available funds in longer-term investment instruments carrying higher yields in comparison to similar instruments with shorter terms to maturity.

     Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $3.5 million net after-tax unrealized loss during the six months ended June 30, 2001 on these investments. We also wrote-down, by $11.0 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments. Our ability to sell certain equity positions is restricted under securities laws or pursuant to contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. During the first quarter of 2001, we hedged an unrealized gain position in one of our equity holdings using a combination of put and call options. As of June 30, 2001, the fair value of this investment had declined $2.5 million from the date we placed the hedge and we adjusted its carrying basis accordingly. The increase in the fair value of the hedging instruments, which totaled $2.5 million at June 30, 2001, was recorded as an asset. The fair value of our investments in publicly traded companies totaled $23.9 million at June 30, 2001. The fair value of these investments would be $21.5 million assuming a 10% decrease in each stock's price.

     We have invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for technologies or products they have under development are typically in the early stages and may never materialize. Further, market conditions for these types of investments have significantly deteriorated since December 31, 2000. We could lose our entire investments in these companies. As of June 30, 2001, our investments in privately held companies totaled $22.5 million. During the six months ended June 30, 2001, we wrote-down the carrying basis of certain equity investments in privately held companies by $12.8 million, $4.5 million of which occurred in the second quarter. The write-downs were the result of significant declines in the expected realizable amounts of these investments.

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

     We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. For example, five license sales in the second quarter of 2001, ten license sales in the first quarter of 2001, 15 license sales in the fourth quarter of 2000 and six license sales in the third quarter of 2000 each accounted for at least $5.0 million in revenues during the quarter. In addition, our expectations of financial results for a particular quarter frequently assume the successful closing of multiple substantial license sales that we have targeted to close in that period. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, this failure could seriously harm our operating results for that period.

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

OUR RESTRUCTURING AND OTHER STRATEGIC INITIATIVES MAY NOT ACHIEVE OUR DESIRED RESULTS AND COULD RESULT IN BUSINESS DISTRACTIONS THAT COULD HARM OUR BUSINESS.

     We implemented a restructuring plan in the second quarter with additional actions taking place in the third quarter of 2001. The objective of our restructuring plan is to reduce our cost structure and drive more efficiencies. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce and facilities, improved alignment of our organization around our business objectives, realignment of our sales force and changes in our sales management, increasing demand generation programs and creating a product that is packaged for high-volume sales. The workforce reductions could temporarily impact our remaining employees, including those directly responsible for sales, which may affect our future revenues. Further, the failure to retain and effectively manage remaining employees could increase our costs, hurt our development and sales efforts and impact the quality of our customer service. Additionally, these changes might affect our ability to close revenue transactions with our customers and prospects. Failure to achieve the desired results of our strategic initiatives could harm our business, results of operations and financial condition.

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

     The secure exchange of value and confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Our customer management software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, financial condition and operating results.

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

     In the future, we plan to acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize recognized intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired businesses, products or technology with our existing operations, train, retain and motivate personnel from the acquired business, or combine potentially different corporate cultures. For example, we have integrated Trade Service Corporation and ec-Content, Inc., which acquisitions closed in March 2001, and we are preparing to integrate RightWorks Corporation, which acquisition we anticipate closing in the third quarter of 2001. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition, which could seriously harm our business, operating results and financial condition.

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

     We face litigation that could have a material adverse effect on our business, financial condition and results of operations. We and certain of our directors and executive officers are named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. While we intend to vigorously dispute these allegations, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and such actions may cause a diversion of management time and attention. Due to the volatility of the stock market and particularly the stock prices of Internet-related companies, it is more likely that we will face additional class action lawsuits in the future.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

     As of July 31, 2001, our executive officers and directors together beneficially owned approximately 31.3% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

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

     The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, since January 1, 2001, the market price of our common stock on the Nasdaq National Market has fluctuated between $8.17 and $61.00 per share. The following factors may significantly affect the market price of our common stock:

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

     Since March 2, 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and on August 3, 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We intend to vigorously defend against this lawsuit, and plan to file a motion to dismiss the consolidated amended complaint in September of 2001.

     On April 24, 2001, a shareholder derivative lawsuit was filed against us and certain of our officers and directors in Dallas County, Texas. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We intend to vigorously defend against this lawsuit.

     We are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the second quarter of 2001, we issued an aggregate of 20,788 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.0063 to $1.51 per share. These issuances were deemed exempt from registration under
Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on May 31, 2001, our stockholders voted on the following matters:

          (1) To elect one Class I director to serve until our annual stockholders' meeting in 2004, or until his or her successor has been elected and qualified. The nominee of the Board of Directors was elected.

Name of Nominee                                Kenneth L. Lay
Number of Votes                                   353,471,709
Number of Votes For                               351,146,084
Number of Votes Withheld                            2,325,625

          (2) To approve amendments to our 1995 Stock Option/Stock Issuance Plan that would (i) implement an automatic share increase feature and (ii) extend the term of the plan. These amendments were approved.

Number of Votes For                               180,056,133
Number of Votes Against                            92,716,779
Number of Broker Non-Votes                         80,508,487
Number of Abstentions                                 190,310

          (3) To approve amendments to our Employee Stock Purchase Plan that would (i) implement an automatic share increase feature; (ii) extend the term of the plan; and (iii) amend the stockholder approval requirements for future amendment to the plan. These amendments were approved.

Number of Votes For                               214,401,057
Number of Votes Against                            58,403,589
Number of Broker Non-Votes                         80,508,487
Number of Abstentions                                 158,576

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          During the quarter ended June 30, 2001, we filed the following reports on Form 8-K.

          - Report on Form 8-K (Item 5) on April 4, 2001, which contained a press release announcing preliminary financial results for the quarter ended March 31, 2001.

          - Report on Form 8-K (Item 5) on April 19, 2001, which contained a press release announcing financial results for the quarter ended March 31, 2001.

          After June 30, 2001, we filed the following:

          - Report on Form 8-K (Item 5) on July 3, 2001, which contained a press release announcing preliminary financial results for the quarter ended June 30, 2001.

          - Report on Form 8-K (Item 5) on July 19, 2001, which contained a press release announcing financial results for the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

                                            i2 TECHNOLOGIES, INC.

August 13, 2001                                             By: /s/ WILLIAM M. BEECHER
  (Date)                                                        ----------------------------------------
                                                                William M. Beecher
                                                                Executive Vice President and
                                                                Chief Financial Officer
                                                                (Principal financial officer)

August 13, 2001                                             /s/ NANCY F. BRIGHAM
  (Date)                                                        ----------------------------------------
                                                                Nancy F. Brigham
                                                                Principal Accounting Officer