Form 10-Q
period 2001-09-30
I2 TECHNOLOGIES INC
filed 2001-11-14
CIK 1009304

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2001 the Registrant had 420,915,449 shares of $0.00025 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                             i2 TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets.......................    3
         Condensed Consolidated Statements of Operations.............    4
         Condensed Consolidated Statements of Cash Flows.............    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   18
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   38

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   39
Item 2.  Changes in Securities and Use of Proceeds...................   39
Item 3.  Defaults upon Senior Securities.............................   39
Item 4.  Submission of Matters to a Vote of Security Holders.........   39
Item 5.  Other Information...........................................   39
Item 6.  Exhibits and Reports on Form 8-K............................   40

SIGNATURES...........................................................   41

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             i2 TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $   553,792    $   739,241
  Short-term investments....................................       211,636         84,086
  Accounts receivable, net of allowance for doubtful
     accounts of $64,445 and $31,329........................       182,730        298,465
  Deferred income taxes, prepaids and other current
     assets.................................................        97,628         76,989
                                                               -----------    -----------
          Total current assets..............................     1,045,786      1,198,781
Premises and equipment, net.................................       152,013        124,852
Deferred income taxes and other assets......................       558,589        410,026
Intangibles and goodwill, net...............................       620,596      7,492,167
                                                               -----------    -----------
          Total assets......................................   $ 2,376,984    $ 9,225,826
                                                               ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable..........................................   $    44,147    $    49,628
  Accrued liabilities.......................................       208,370        111,739
  Accrued compensation and related expenses.................        95,461         84,942
  Deferred revenue..........................................       161,772        165,689
  Income taxes payable......................................        10,019         10,056
                                                               -----------    -----------
          Total current liabilities.........................       519,769        422,054
Other long-term liabilities.................................           175            325
Long-term debt..............................................       410,930        350,000
                                                               -----------    -----------
          Total liabilities.................................       930,874        772,379
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000 shares
     authorized, none issued................................            --             --
  Common stock, $0.00025 par value, 2,000,000 shares
     authorized, 420,381 and 405,840 shares issued and
     outstanding............................................           105            102
  Additional paid-in capital................................    10,325,575     10,174,012
  Accumulated other comprehensive loss......................        (4,231)        (6,694)
  Accumulated deficit.......................................    (8,875,339)    (1,713,973)
                                                               -----------    -----------
          Total stockholders' equity........................     1,446,110      8,453,447
                                                               -----------    -----------
          Total liabilities and stockholders' equity........   $ 2,376,984    $ 9,225,826
                                                               ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------   -------------------------
                                               2001          2000         2001          2000
                                            -----------   ----------   -----------   -----------
Revenues:
  Software licenses.......................  $    67,997   $  201,623   $   384,955   $   465,451
  Services................................       75,175       77,098       251,374       184,451
  Maintenance.............................       50,953       40,802       155,339        98,521
                                            -----------   ----------   -----------   -----------
          Total revenues..................      194,125      319,523       791,668       748,423
Costs and expenses:
  Cost of revenues:
     Cost of software licenses............       11,693       18,961        51,920        34,706
     Amortization of acquired
       technology.........................       13,757       11,368        38,924        16,703
     Cost of services and maintenance.....       68,407       67,000       236,167       156,256
  Sales and marketing.....................      106,540      110,852       393,146       262,655
  Research and development................       69,675       60,967       216,282       152,005
  General and administrative..............       26,087       22,947        83,744        60,458
  Amortization of intangibles.............      763,630      760,739     2,282,938       964,351
  In-process research and development and
     acquisition-related expenses.........        8,000        2,796        12,700       102,115
  Impairment of intangibles...............    4,740,519           --     4,740,519            --
  Restructuring charges...................       22,465           --        55,465            --
                                            -----------   ----------   -----------   -----------
          Total costs and expenses........    5,830,773    1,055,630     8,111,805     1,749,249
                                            -----------   ----------   -----------   -----------
Operating loss............................   (5,636,648)    (736,107)   (7,320,137)   (1,000,826)
Other income (expense), net...............      (43,706)       7,216       (59,513)       13,928
Non-cash settlement.......................           --      (22,412)           --       (22,412)
                                            -----------   ----------   -----------   -----------
Loss before income taxes..................   (5,680,354)    (751,303)   (7,379,650)   (1,009,310)
Provision (benefit) for income taxes......     (154,025)       4,408      (218,296)       15,476
                                            -----------   ----------   -----------   -----------
Net loss..................................  $(5,526,329)  $ (755,711)  $(7,161,354)  $(1,024,786)
                                            ===========   ==========   ===========   ===========
Basic and diluted loss per common share:
  Basic loss per common share.............  $    (13.25)  $    (1.91)  $    (17.41)  $     (2.94)
  Diluted loss per common share...........  $    (13.25)  $    (1.91)  $    (17.41)  $     (2.94)
Weighted-average common shares
  outstanding.............................      417,126      395,080       411,354       349,116
Weighted-average diluted common shares
  outstanding.............................      417,126      395,080       411,354       349,116
Comprehensive loss:
  Net loss................................  $(5,526,329)  $ (755,711)  $(7,161,354)  $(1,024,786)
  Other comprehensive income (loss):
     Unrealized gain (loss) on
       available-for-sale securities
       arising during the period..........      (32,527)         877       (61,823)          877
     Reclassification adjustment for net
       realized losses on
       available-for-sale securities
       included in net loss...............       45,169          635        69,079           635
                                            -----------   ----------   -----------   -----------
          Net unrealized gain.............       12,642        1,512         7,256         1,512
     Foreign currency translation
       adjustments........................        2,738       (1,717)       (2,090)       (2,569)
     Tax effect of other comprehensive
       income (loss)......................       (4,551)          --        (2,703)           --
                                            -----------   ----------   -----------   -----------
          Total other comprehensive income
            (loss)........................       10,829         (205)        2,463        (1,057)
                                            -----------   ----------   -----------   -----------
          Total comprehensive loss........  $(5,515,500)  $ (755,916)  $(7,158,891)  $(1,025,843)
                                            ===========   ==========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(7,161,354)  $(1,024,786)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Write-off of in-process research and development........       12,700       101,174
    Depreciation and amortization...........................    2,358,182     1,001,501
    Impairment of intangibles...............................    4,740,519            --
    Provision for bad debts charged to costs and expenses...       65,953         9,687
    Amortization of deferred compensation...................        1,501         3,182
    Non-cash settlement.....................................           --        22,412
    Loss on equity investments..............................       69,079           635
    Loss on assets disposed in restructuring................       10,501            --
    Deferred income taxes and disqualifying dispositions....     (276,479)     (124,850)
    Tax benefit from stock option exercises.................       48,081       123,831
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................       53,750       (85,118)
      Prepaids and other assets.............................       30,281       (39,860)
      Accounts payable......................................      (10,730)       17,369
      Accrued liabilities...................................       67,021        25,878
      Accrued compensation and related expenses.............        5,707        33,636
      Deferred revenue......................................      (14,889)       60,753
      Income taxes payable..................................          190        (1,021)
                                                              -----------   -----------
         Net cash provided by operating activities..........           13       124,423
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash acquired in purchase of RightWorks...............        1,041            --
  Net cash paid in purchase of Trade Service Corporation and
    ec-Content..............................................       (4,745)           --
  Net cash acquired in purchase of Aspect Development.......           --        55,206
  Net cash acquired in purchase of SupplyBase...............           --            26
  Direct costs of purchase transactions.....................       (2,501)      (23,895)
  Short-term loan to RightWorks prior to acquisition........      (28,636)           --
  Long-term investments.....................................           --          (910)
  Purchases of premises and equipment.......................      (53,661)      (58,471)
  Net change in short-term investments......................      (84,430)      (75,839)
  Purchases of equity investments...........................       (5,000)      (37,962)
  Proceeds from sales of equity investments.................        1,083         1,394
  Return of capital received on equity investment...........          714            --
  Purchases of long-term debt securities....................      (35,169)       (6,000)
                                                              -----------   -----------
         Net cash used in investing activities..............     (211,304)     (146,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note acquired in acquisition of Trade Service
    Corporation and
    ec-Content..............................................      (24,698)           --
  Net proceeds from sale of common stock to employees and
    exercise of stock options...............................       50,799        72,501
                                                              -----------   -----------
         Net cash provided by financing activities..........       26,101        72,501
                                                              -----------   -----------
  Effect of exchange rates on cash..........................         (259)         (318)
Net change in cash and cash equivalents.....................     (185,449)       50,155
Cash and cash equivalents at beginning of period............      739,241       454,585
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   553,792   $   504,740
                                                              ===========   ===========
Supplemental disclosures:
  Cash paid for interest....................................  $     9,286   $     9,479
  Cash paid for taxes.......................................        4,189         2,353

     See accompanying notes to condensed consolidated financial statements.

                             i2 TECHNOLOGIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED
              (TABLE DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2001, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2000, included in our annual report on Form 10-K/A filed with the SEC on August 7, 2001 (the "2000 Form 10-K/A"). Refer to our accounting policies described in the notes to financial statements contained in the 2000 Form 10-K/A which we consistently followed in preparing this Form 10-Q. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001 or any future period.

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

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

RIGHTWORKS

     On August 22, 2001, we completed our acquisition of RightWorks Corporation, a developer of software that is designed to enable companies to manage procurement activities across multiple enterprises for both direct and indirect materials, and support corporate buying models. We purchased all the outstanding shares of RightWorks for approximately $40.2 million. The total purchase price includes $38.8 million of our common stock (5.4 million shares), stock warrants and restricted stock; approximately $14.9 million in acquisition-related costs primarily for professional fees; and $1.5 million related to our relinquishing a prior investment in RightWorks. Offsetting these items, in connection with the acquisition, we were assigned a $14.0 million promissory note and approximately $1.0 million in accrued interest payable by RightWorks to Internet Capital Group, Inc., the majority shareholder of RightWorks prior to our acquisition. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of RightWorks have been included with our results of operations since August 22, 2001.

     On March 28, 2001, we entered into a loan and security agreement with RightWorks whereby we agreed to loan them up to $25.0 million to provide operating capital until our acquisition was closed. The credit limit was subsequently increased to $40.0 million. The loan is secured by substantially all of the assets of RightWorks. Principal and interest, accrued at a rate of 15.0% per annum, are due upon the termination of the loan agreement, which is the date we demand payment. As of August 22, 2001, the date of our acquisition of RightWorks, the outstanding principal balance of the loan was $28.6 million and accrued interest totaled $1.0 million. No subsequent cash fundings will be made in connection with this loan and security agreement. On August 22, 2001, the principal balance and accrued interest related to the loan were reclassified as intercompany balances that are eliminated in consolidation.

     The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed.....................................   $(60,379)
Developed technology intangible asset.......................     35,938
Goodwill....................................................     56,624
In-process research and development.........................      8,000
                                                               --------
          Total.............................................   $ 40,183
                                                               ========

     The developed technology intangible asset is being amortized over three years. In accordance with a new accounting standard effective for acquisitions closed after June 30, 2001, the goodwill recognized in this acquisition will not be amortized. See Note 12 -- New Accounting Standards.

     In connection with our acquisition of RightWorks, $8.0 million, or 19.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. At the acquisition date, the technologies under development, primarily the next release of the RightWorks eBusiness Application Suite, were approximately 70% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

     Pro forma condensed consolidated results of operations assuming RightWorks had been acquired on January 1, 2000 are not presented because the acquisition of RightWorks was not considered significant based on SEC rules and regulations regarding significant subsidiaries.

TRADE SERVICE CORPORATION/EC-CONTENT

     On March 23, 2001, we completed our acquisition of Trade Service Corporation, a leading provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc. (collectively, "TSC"), which develops and manages content for digital marketplaces, e-procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $79.3 million, including acquisition-related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million when issued, a convertible promissory note for $60.9 million and approximately $1.0 million in acquisition costs. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001.

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

     The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed.....................................   $(24,628)
Identified intangible assets:
  Developed technology......................................      8,500
  Assembled workforce.......................................        600
  Relationships.............................................     12,500
  Content databases.........................................     14,800
Goodwill....................................................     62,872
In-process research and development.........................      4,700
                                                               --------
          Total.............................................   $ 79,344
                                                               ========

     Identified intangible assets are being amortized over two to five years, while goodwill is being amortized over three years.

     In connection with our acquisition of TSC, $4.7 million, or 5.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. At the acquisition date, the technologies under development, including web-based content management and e-commerce web-enablement technologies, ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

     Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2000 are not presented because the acquisition of TSC was not considered significant based on SEC rules and regulations regarding significant subsidiaries.

ASPECT/SUPPLYBASE/IBM ASSETS

     During the first quarter of 2000, we issued $233.7 million (2.6 million shares) of our common stock for various software assets, cross-patent rights and software licenses acquired from IBM. During the second quarter of 2000, we issued $345.5 million (3.6 million shares) of our common stock in connection with our acquisition of SupplyBase and $6.4 billion (67.5 million shares) of our common stock and exchanged $2.4 billion (28.5 million options) in options to purchase shares of our common stock in connection with our acquisition of Aspect Development.

     The following table presents unaudited pro forma selected consolidated results of operations for the nine months ended September 30, 2000 assuming SupplyBase and Aspect had been acquired on January 1, 2000.

Revenue.....................................................   $   801,031
Net loss....................................................    (2,262,087)
Basic and diluted loss per common share.....................         (5.82)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses due to bad debts that have been incurred within the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any receivable that, in our judgment, should be written off.

     Activity in the allowance for doubtful accounts was as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
Balance at beginning of period.................  $63,426    $21,829    $31,329   $17,474
  Provisions for bad debts charged to costs and
     expenses, net of (write-offs).............   (1,374)     3,700     30,606     4,423
  Acquired allowances and other adjustments....    2,393         69      2,510     3,701
                                                 -------    -------    -------   -------
Balance at end of period.......................  $64,445    $25,598    $64,445   $25,598
                                                 =======    =======    =======   =======

4. LETTER OF CREDIT LINE

     In August 2001, we obtained a one-year, $20.0 million letter of credit line to replace two $15.0 million, one-year revolving lines of credit that expired. Letters of credit issued in connection with this line will be secured by debt securities held in our brokerage account maintained by the lender. As of September 30, 2001, $3.5 million in letters of credit were outstanding under this line and we had pledged $11.0 million in debt securities as collateral.

5. STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

     Stock Splits. On January 14, 2000, our Board of Directors approved a two-for-one stock split, which was paid as a 100% dividend on February 17, 2000. On October 17, 2000, our Board of Directors approved another two-for-one stock split, which was paid as a 100% stock dividend on December 5, 2000. All share and per share amounts included herein have been adjusted to reflect the stock splits.

     Basic and Diluted Earnings Per Common Share. Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of stock options, restricted stock and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. As a result of the net losses incurred during the three and nine months ended September 30, 2001 and 2000, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share included 35.0 million and 47.1 million shares issuable in connection with outstanding stock option, warrant and restricted stock awards and convertible debt for the three and nine months ended September 30, 2001 and
67.7 million and 59.6 million shares issuable in connection with stock option and warrant awards for the three and nine months ended September 30, 2000.

     Stock Option Exchange Program. On March 9, 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were offered the opportunity, if they chose by April 15, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 16, 2001. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. Employees will receive 1.1 new stock options for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program will result. Members of our Board of Directors, executive officers, and certain other members of the senior management team were not eligible to participate in this program. As discussed in Note
13 -- Subsequent Events, we completed the stock option exchange program by granting new stock options on October 17, 2001.

6. SEGMENT INFORMATION, INTERNATIONAL OPERATIONS AND CUSTOMER CONCENTRATIONS

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

     Revenues are attributable to regions based on the locations of the customers' operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Americas...................................  $137,522   $196,308   $525,341   $509,630
EMEA.......................................    33,875     86,962    159,245    150,639
APAC.......................................    22,728     36,253    107,082     88,154
                                             --------   --------   --------   --------
                                             $194,125   $319,523   $791,668   $748,423
                                             ========   ========   ========   ========

     Revenues from international operations totaled $61.7 million and $284.6 million, or 31.8% and 35.9% of total revenues, for the three and nine months ended September 30, 2001 and $126.8 million and $258.6 million, or 39.7% and 34.6% of total revenues, for the three and nine months ended September 30, 2000. Total assets related to our international operations accounted for $247.0 million, or 10.4%, of total consolidated assets as of September 30, 2001 and $350.3 million, or 3.8%, of total consolidated assets as of December 31, 2000.

     During 2001 and the nine months ended September 30, 2000, no individual customer accounted for more than 10.0% of total revenues. During the three months ended September 30, 2000, one customer accounted for $36.4 million, or 11.4%, of total revenues.

7. COMMITMENTS AND CONTINGENCIES

     An employee of a company we acquired in 1998 is currently disputing the cancellation of stock options received at the time of the acquisition. Vesting of the options was dependent upon continued employment; however, the employment was terminated in 2000. We maintain the former employee was not entitled to unvested stock options.

     A former executive officer has made certain claims against us related to his termination and his ability to exercise and sell certain stock options. Our position is that the former executive officer was terminated for cause and therefore we intend to vigorously defend against this lawsuit.

     Since March 2, 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and on August 3, 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We intend to vigorously defend against this lawsuit and we filed a motion to dismiss the consolidated amended complaint in September 2001.

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

8. FOREIGN CURRENCY RISK MANAGEMENT

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

     We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income/expense, net in the Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three months ended September 30, 2001, we recognized net losses of $0.1 million on foreign currency forward contracts and net losses of $0.3 million on foreign currency transactions. During the nine months ended September 30, 2001, we recognized net losses of $0.7 million on foreign currency forward contracts and net losses of $1.9 million on foreign currency transactions. We realized net gains of $0.9 million on foreign currency transactions during the three months ended September 30, 2000 and net losses of $0.5 million on foreign currency transactions during the nine months ended September 30, 2000.

     Details of our foreign currency forward contracts as of September 30, 2001 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on September 30, 2001 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on September 30, 2001 and no amounts related to these forward contracts were recorded in our financial statements.

                                                                    NOTIONAL AMOUNT OF FORWARD
                                     NOTIONAL AMOUNT OF FORWARD              CONTRACT
                                    CONTRACT IN FOREIGN CURRENCY         IN U.S. DOLLARS
                                    ----------------------------    --------------------------
Forward contracts to purchase:
  Canadian Dollars................  CAD               4,844                  $ 3,053
  Danish Kroners..................  DKK               6,322                      765
  Singapore Dollars...............  SGD               1,634                      935
  Swiss Francs....................  CHF               6,032                    3,714
Forward contracts to sell:
  Australian Dollars..............  AUD               7,935                    3,853
  Brazilian Reals.................  BRL               2,218                      803
  British Pounds..................  GBP                 997                    1,456
  European Euros..................  EUR              19,187                   17,631
  Indian Rupees...................  INR             211,816                    4,341
  Japanese Yen....................  JPY             897,152                    7,487
  South Korean Won................  KRW             745,300                      562

     Our foreign currency forward contracts contain credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

9. EMPLOYEE BENEFIT PLANS

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

10. IMPAIRMENT OF INTANGIBLES

     During the third quarter of 2001, we performed an assessment of the carrying values of our identified intangible assets and goodwill recorded in connection with various acquisitions. The assessment was performed because of the significant negative economic trends impacting our current operations and expected future growth rates as well as the decline in our stock price and the market valuations for companies within our industry. Additionally, at the time of our analysis, the net book value of our assets significantly exceeded our market capitalization. Based on this assessment and the consideration of all other available evidence, we determined the decline in market conditions within our industry was significant and not temporary. As a result, we recorded a $243.0 million in write-downs of certain identified intangible assets as well as a $4.5 billion write-down of enterprise goodwill.

     The $243.0 million write-down of identified intangible assets was based on the amount by which the carrying amount of these assets exceeded fair value. The fair value of the identified intangible assets was determined by discounting our best estimates of the expected future cash flows related to these assets. This methodology was used to determine the fair value of these assets when they were initially recorded, however, we now expect future cash flows from these assets to be significantly less than our previous expectations. The rate used to discount our cash flow expectations was based on our weighted-average cost of capital. Identified intangible assets written-down include $4.2 million of assembled workforce intangibles, $19.5 million of installed customer base intangibles, $1.0 million of intellectual property, $144.7 million of cross patent rights, $26.2 million of developed technology and $47.4 million of content databases. The majority of these assets were originally recorded in connection with the acquisition of Aspect and, to a lesser extent, the acquisitions of SupplyBase and certain IBM assets. These identified intangible assets will continue to be held and used in our business. The remaining balances of these assets will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful lives of these intangible assets have not changed.

     All of our goodwill is associated with our entire company ("enterprise level") rather than any specific identifiable asset or product line. The write-down of enterprise goodwill was determined by comparing the book value of our common stock to our market capitalization as of September 30, 2001. Our market capitalization is the product of (i) the number of shares of common stock issued and outstanding and (ii) the closing market price of the common stock. At September 30, 2001, we had 420,381,000 common shares issued and outstanding with a book value of $5.9 billion and a market capitalization of $1.4 billion, based on our closing common stock price of $3.44 per share. After considering all available evidence as indicated above, we determined that the condition was not temporary and we recorded a $4.5 billion write-down of enterprise goodwill equal to the excess book value over market capitalization as of September 30, 2001. Additionally, as a result of this significant impairment, we concluded the useful lives of the goodwill recorded in connection with the acquisitions of Aspect and SupplyBase was less than the three years originally assumed. Accordingly, we revised the useful lives of this goodwill to 18 months from the dates of acquisition.

     As of September 30, 2001, intangibles and goodwill, net, totaled $620.6 million, including $526.6 million in goodwill, compared to $7.5 billion, including $7.1 billion in goodwill, at December 31, 2000.

11. STRATEGIC RESTRUCTURING

     Overview. During the second quarter of 2001, we implemented a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. Declining gross margins and other performance measures such as revenue per employee during 2001 precipitated the restructuring plan. We implemented the restructuring plan during the second quarter of 2001 by terminating employees and reducing office space and related overhead expenses. During the third quarter of 2001, we terminated additional employees and further reduced our office space. The restructuring charges incurred during the second and third quarters of 2001 primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during these quarters and we expect the remaining actions, such as additional office closures or consolidations, will be completed within a one-year time frame. Also see Note
13 -- Subsequent Events.

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

     We terminated approximately 700 employees during the second quarter and approximately 590 employees during the third quarter. The employee terminations were across most geographic areas and functions of our business, including administrative, professional and management positions.

     The following table summarizes the approximate number of employees terminated during the second and third quarters of 2001 by geographic region and function:

                                                                    QUARTER ENDED
                                                              -------------------------
                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2001
                                                              --------    -------------
GEOGRAPHIC REGION:
  North America.............................................    600            470
  EMEA......................................................     80             80
  APAC......................................................     20             40
                                                                ---            ---
                                                                700            590
                                                                ===            ===
FUNCTION:
  Sales and marketing.......................................    280            310
  Services..................................................    140            130
  Research and development..................................    210             80
  General and administrative................................     70             70
                                                                ---            ---
                                                                700            590
                                                                ===            ===

     Office Closure and Consolidation Costs. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. As of September 30, 2001, the majority of office closings and consolidations were completed, with the remaining moves scheduled for completion within the next twelve months.

     Asset Disposal Losses. During the second and third quarters of 2001, we wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary. These assets were taken out of service and disposed.

     Total cost. The following table summarizes the components of our restructuring charges, the payments and non-cash charges, and the remaining accruals:

                                                                                  NON-CASH
                                                    EMPLOYEE         OFFICE         ASSET
                                                  SEVERANCE AND    CLOSURE AND    DISPOSAL
                                                   TERMINATION    CONSOLIDATION    LOSSES      TOTAL
                                                  -------------   -------------   ---------   -------
Second quarter restructuring charges:
  North America.................................     $11,367         $5,754        $10,142    $27,263
  EMEA..........................................       4,036          1,033            321      5,390
  APAC..........................................         347             --             --        347
                                                     -------         ------        -------    -------
          Total.................................      15,750          6,787         10,463     33,000
Second quarter payments and non-cash charges....      10,408            991         10,463     21,862
                                                     -------         ------        -------    -------
Remaining accrual balance at June 30, 2001......       5,342          5,796             --     11,138
Third quarter restructuring charges:
  North America.................................      17,984          1,823             --     19,807
  EMEA..........................................       3,719             60             38      3,817
  APAC..........................................         332             --             --        332
  Adjustments to prior quarter restructuring
     charges....................................      (1,257)          (234)            --     (1,491)
                                                     -------         ------        -------    -------
          Total.................................      20,778          1,649             38     22,465
Third quarter payments and non-cash charges.....      10,115          1,048             38     11,201
                                                     -------         ------        -------    -------
Remaining accrual balance at September 30,
  2001..........................................     $16,005         $6,397        $    --    $22,402
                                                     =======         ======        =======    =======

12. NEW ACCOUNTING STANDARDS

     SFAS No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Adoption of SFAS 141 in connection with our acquisition of RightWorks on August 22, 2001 did not significantly impact our financial statements.

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

     Identified intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite. These assets will be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the fair value of the identified intangible asset to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recognized in an amount equal to that difference.

     Presently, all of our goodwill is associated with the entire company. Based upon our review of the carrying value of goodwill in accordance with current accounting guidance, during the third quarter of 2001, we recognized a $4.5 billion write-down of goodwill. As of September 30, 2001, remaining goodwill totaled $526.6 million, most of which we expect to amortize in the fourth quarter of 2001. Our expected amount of goodwill amortization in the fourth quarter of 2001 reflects a revision of the estimated useful lives of the goodwill recorded in connection with our acquisitions of Aspect and SupplyBase as discussed in Note 10 -- Impairment of Intangibles. At this time we have not determined how goodwill will be allocated to specific reporting units upon adoption of SFAS 142 on January 1, 2002. Additionally, we have not appraised the value of any such reporting units. Accordingly, we have not yet made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard. We expect the impact of the cessation of goodwill amortization upon the adoption of this standard will be insignificant because we anticipate most of our current goodwill will be fully amortized prior to January 1, 2002.

     As indicated in Note 2 -- Business Combinations and Asset Acquisitions, the acquisition of RightWorks was completed in the third quarter of 2001. In accordance with SFAS 142, goodwill acquired in this acquisition will not be amortized, even though amortization of goodwill acquired in business combinations prior to June 30, 2001 will continue through December 31, 2001.

     SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for us on January 1, 2003. We do not expect adoption of this standard will impact our financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains SFAS 121's fundamental provisions for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 will be effective for us on January 1, 2002. We do not expect adoption of this standard will significantly impact financial statements.

13. SUBSEQUENT EVENTS

     On October 16, 2001, despite our significant progress in reducing our cost structure and in light of continued deterioration in economic factors affecting our industry and uncertainty regarding the future, we announced additional cost reduction initiatives to create a more efficient cost structure. These initiatives include, among other things, increasing the proportion of our development workforce in India, a "cash compensation for stock options" program (discussed below), and further reductions in the global workforce by early 2002. Accordingly, we expect to incur an additional restructuring charge related to the workforce reduction, among other things, in the fourth quarter of 2001.

     On October 16, 2001, we announced a voluntary "cash compensation for stock options" program whereby our employees have been given the opportunity to elect, by November 15, 2001, to receive a reduction in annual base salary for a twelve-month period starting on November 16, 2001 in exchange for stock options. The stock options will be granted on November 16, 2001. The number of options granted will be based upon the amount of annual base salary reduction elected by each participant. The stock options will have an exercise price equal to the closing share price on that day. A total of 10.0 million shares have been set aside for stock options granted in connection with this program. Should the employee participation rate require stock option grants for more than 10.0 million shares, we will either (i) increase the available pool of
10.0 million shares or (ii) reduce employee participation on a proportionate basis.

     On October 17, 2001, we completed our voluntary stock option exchange program whereby we granted 37.7 million new stock options to participating employees with an exercise price of $4.29 per share, the closing share price on that day. Participating employees received 1.1 new stock options for each stock option cancelled prior to April 15, 2001. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program were recognized.

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

     - Failure to achieve the desired results of our restructuring and strategic initiatives, including managing staff reductions and changes within our sales force and management team, could result in business distractions that harm our business.

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

     - Other risks indicated below under the section captioned "Factors that May Affect Future Results" and in our other filings with the SEC.

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

     During the second quarter of 2001, we implemented a plan to strengthen our operations. Initiatives that are a part of this plan include:

     - Achieving organizational alignment around our business objectives. As a part of this initiative, we formed a centralized product marketing organization and regionalized our organizational reporting structure. Additionally, on July 1, 2001, we formed an operating company, i2 Technologies US, Inc., and transferred our employees, the majority of our assets and certain liabilities and agreements to this new wholly-owned subsidiary.

     - Creating a sustainable cost structure. During the second quarter of 2001, we implemented a strategic restructuring plan with the objective of reducing our cost structure. Our cost control initiatives are focused on virtually every facet of our business and continue to be an ongoing process. See Note 11 -- Strategic Restructuring and Note 13 -- Subsequent Events in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     - Realigning our sales force around our core products including Supply Chain Management (SCM) solutions and Supplier Relationship Management
       (SRM) solutions. The goal of this realignment is to ensure our customers receive a faster return on their investment.

     - Increasing our demand generation programs through a series of seminars and events that feature leading e-business professionals and industry experts sharing their experiences and best practices for gaining a competitive advantage through dynamic value chain creation.

     - Focusing on marketing customer successes through go-lives. We believe that the faster we get a customer live and realizing value, the more likely they are to purchase additional solutions and to provide references for new customers. During the third quarter of 2001, we announced 122 go-lives.

     - Utilizing partners that create more demand for our products.

     - Creating a product that is packaged for high-volume sales. On October 25, 2001, we released i2 Five.Two. i2 Five.Two is a solution designed to optimize processes that span the entire enterprise.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by selected items reflected in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------------     ------------------
                                               2001        2000       2001        2000
                                             --------     ------     -------     ------
Revenues:
  Software licenses........................      35.0%      63.1%       48.6%      62.2%
  Services.................................      38.7       24.1        31.8       24.6
  Maintenance..............................      26.3       12.8        19.6       13.2
                                             --------     ------     -------     ------
          Total revenues...................     100.0      100.0       100.0      100.0
Costs and expenses:
  Cost of revenues:
     Cost of software licenses.............       6.0        5.9         6.6        4.6
     Amortization of acquired technology...       7.1        3.6         4.9        2.2
     Cost of services and maintenance......      35.2       21.0        29.8       20.9
  Sales and marketing......................      54.9       34.7        49.7       35.1
  Research and development.................      35.9       19.1        27.3       20.3
  General and administrative...............      13.4        7.2        10.6        8.1
  Amortization of intangibles..............     393.4      238.1       288.4      128.9
  In-process research and development and
     acquisition-related expenses..........       4.1        0.9         1.6       13.6
  Impairment of intangibles................   2,442.0         --       598.8         --
  Restructuring charges....................      11.6         --         7.0         --
                                             --------     ------     -------     ------
          Total costs and expenses.........   3,003.6      330.5     1,024.7      233.7
                                             --------     ------     -------     ------
Operating loss.............................  (2,903.6)    (230.5)     (924.7)    (133.7)
Other income (expense), net................     (22.5)       2.3        (7.5)       1.9
Non-cash settlement........................        --       (7.0)         --       (3.0)
                                             --------     ------     -------     ------
Loss before income taxes...................  (2,926.1)    (235.2)     (932.2)    (134.8)
Provision (benefit) for income taxes.......     (79.3)       1.4       (27.6)       2.1
                                             --------     ------     -------     ------
Net loss...................................  (2,846.8)%   (236.6)%    (904.6)%   (136.9)%
                                             ========     ======     =======     ======

REVENUES

     Revenues consist of software license revenues, service revenues, and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition."

     Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as license revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future products are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and typically recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the term of the agreements. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software.

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

     Total revenues decreased $125.4 million, or 39.2%, and increased $43.2 million, or 5.8%, during the three and nine months ended September 30, 2001, compared to the same periods in 2000. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance.

     Software Licenses. Software license revenues constituted 35.0% and 48.6% of total revenues during the three and nine months ended September 30, 2001, compared to 63.1% and 62.2% for the same periods in 2000. Software license revenues decreased $133.6 million, or 66.3%, and $80.5 million, or 17.3%, during the three and nine months ended September 30, 2001, compared to the same periods in 2000. The decreases are primarily the result of a decline in sales productivity arising from the weakening macroeconomic environment. The abrupt slowdown in the economy started to affect us in the first quarter of 2001. Poor economic conditions have caused a significant decrease in technology and capital spending as well as extended the decision cycles of many potential customers. The terrorist attacks on September 11, 2001 further compounded the recession-like environment we were already experiencing, causing customers to postpone or cancel projects and disrupting sales cycles.

     We recognized 55 and 244 software license transactions during the three and nine months ended September 30, 2001 compared to 104 and 270 during the three and nine months ended September 30, 2000. The average size of our license transactions was $0.9 million and $1.4 million for the three and nine months ended September 30, 2001 compared to $1.8 million and $1.7 million for the three and nine months ended September 30, 2000. The decline in the average sales price was partly the result of decreases in technology spending by many potential customers due to poor economic conditions.

     Our direct sales channel is responsible for most of our license revenues. Although we believe direct sales will continue to account for most of our software license revenues for the foreseeable future, our strategy is to continue to increase the level of indirect sales activities. We expect sales of our software products through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels to increase as a percentage of software license revenues; however, there can be no assurance that our efforts to expand indirect sales will be successful or will continue in the future.

     Services. Service revenues consist of fees generated by providing services to customers, including consulting, training and other services. Service revenues constituted 38.7% and 31.8% of total revenues during the three and nine months ended September 30, 2001, compared to 24.1% and 24.6% during the same periods in 2000. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a year-to-year basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. In any period, total service revenues are dependent on, among other things:

     - License transactions closed during the current and preceding periods.

     - Customer decisions regarding implementations of licensed software.

     - The number of our internal service providers and consultants actively engaged on billable projects.

     Service revenues decreased $1.9 million, or 2.5%, and increased $66.9 million, or 36.3%, during the three and nine months ended September 30, 2001, compared to same periods in 2000. The decrease over the comparable three-month periods resulted from the decrease in license transactions closed during the current and preceding quarters. The increase in service revenues over the comparable nine-month periods was due to an increase in the number of sales in the latter part of 2000 and early 2001 and resulting demand for consulting and implementation services. The increase was also partly due to expanded use of third-party consultants as subcontractors to provide implementation services to our customers. This has allowed us to increase our penetration into various international and targeted vertical markets. During the third quarter of 2001, we experienced a sequential decline in service revenues compared to the second quarter of 2001 primarily due the declining demand for consulting and implementation services. There is no assurance that the demand for consulting and implementation services will improve, or even remain at current levels.

     Maintenance. Maintenance revenues increased to 26.3% and 19.6% of total revenues during the three and nine months ended September 30, 2001, from 12.8% and 13.2% during the same periods in 2000. Maintenance revenues increased $10.2 million, or 24.9%, and $56.8 million, or 57.7%, during the three and nine months ended September 30, 2001, compared to the same periods in 2000. In 2000, we began offering new, tiered levels of maintenance with proportionately higher fees for higher levels of service. The increases in maintenance revenues were also due to continued growth of our installed customer base and maintenance renewals. During the third quarter of 2001, we experienced a sequential decline in the level of maintenance renewals compared to the second quarter of 2001. There is no assurance that amount maintenance renewals will improve, or even remain at current levels.

     International Revenues. Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $61.7 million, or 31.8% of total revenues, and $284.6 million, or 35.9% of total revenues, during the three and nine months ended September 30, 2001, compared to $126.8 million, or 39.7% of total revenues, and $258.6 million, or 34.6% of total revenues, during the same periods in 2000. The decline in international revenue during the three months ended September 30, 2001 was primarily due to decreases in technology spending, particularly in Europe and parts of Asia, in response to deteriorating economic conditions. The increase in international revenues both in dollar amount and as a percentage of total revenues over the comparable nine-month periods is consistent with our efforts to expand our international presence and sales efforts. We believe continued growth and profitability will require further expansion in international markets. We have expended substantial resources to expand our international operations.

COSTS AND EXPENSES

     Cost of Software Licenses.  Cost of software licenses consists of:

     - Commissions paid to third parties in connection with joint marketing and other related agreements.

     - Royalty fees associated with third-party software.

     - Costs related to user documentation.

     - Costs related to reproduction and delivery of software.

     Cost of software licenses as a percentage of related revenue was 17.2% and 13.5% during the three and nine months ended September 30, 2001, compared to 9.4% and 7.5% for the same periods in 2000. Cost of software licenses decreased $7.3 million, or 38.3%, during the three months ended September 30, 2001 and increased $17.2 million, or 49.6%, during the nine months ended September 30, 2001, compared to the same periods in 2000. The increase in the cost of software licenses as a percentage of related revenue primarily resulted because we have certain fixed royalty fees that are not dependent upon sales volume. The decrease in the cost of software licenses in actual dollars over the comparable three-month periods was primarily due to the decrease in sales volume. The increase in the cost of software licenses in actual dollars are over the comparable nine-month periods was primarily due to increases in commissions paid to third parties in connection with joint marketing efforts and other sales assistance and increases in the amount of royalty fees associated with third-party software.

     Amortization of Acquired Technology. In connection with our various acquisitions, we acquired developed technology that we offer as a part of our integrated solutions. Amortization of the capitalized acquired technology totaled $13.8 million and $38.9 million during the three and nine months ended September 30, 2001, compared to $11.4 million and $16.7 million for the three and nine months ended September 30, 2000. The increase over the comparable nine-month periods resulted because we had no capitalized acquired technology prior to our acquisitions of Aspect and SupplyBase during the second quarter of 2000. In accordance with SFAS No. 86, "Accounting for Computer Software to Be Sold, Leased, or Otherwise Marketed," the amortization expense is included as a part of our cost of revenues because it relates to software products that are marketed to others.

     Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with the implementation of software solutions and consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and other costs related to new releases of software and updated user documentation.

     Cost of services and maintenance as a percentage of related revenues was 54.2% and 58.1% during the three and nine months ended September 30, 2001, compared to 56.8% and 55.2% for the same periods in 2000. The total cost of services and maintenance increased $1.4 million, or 2.1%, and $79.9 million, or 51.1%, during the three and nine months ended September 30, 2001, compared to the same periods in 2000. The increases in both dollar amount and percent of revenue over the comparable nine-month periods are primarily attributable to increases in the number of consultants and product support staff.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, commissions, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses decreased $4.3 million, or 3.9%, during the three months ended September 30, 2001 and increased $130.5 million, or 49.7%, during the nine months ended September 30, 2001, compared to the same periods in 2000. The decrease over the comparable three-month periods was primarily due to the disruption of our sales cycles caused by the terrorist attacks on September 11, 2001. As a result of this disruption, we did not incur sales and revenue-related expenses that would have normally been incurred. The increase over the comparable nine-month periods was due to:

     - An increase in the average number of direct sales representatives during 2001, compared to 2000.

     - Increased marketing and promotional activities due to the expansion of our suite of e-business and value-chain software solutions and our expansion into new international markets.

     - An increase in bad debt expense. During the second quarter of 2001, we incurred a special charge of approximately $26.0 million for bad debt expense taken primarily as a result of conditions surrounding dot-com and public marketplace customers. The majority of this charge was allocated to sales and marketing expense.

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

     Research and development expenses increased $8.7 million, or 14.3%, and $64.3 million, or 42.3%, during the three and nine months ended September 30, 2001, compared to the same periods in 2000. Research and development expenses as a percentage of total revenues were 35.9% and 27.3% during the three and nine months ended September 30, 2001 compared to 19.1% and 20.3% for the three and nine months ended September 30, 2000. The increase in research and development expenses as a percentage of total revenues primarily resulted from a decline in sales. The increases in the dollar amount of research and development expenses were due to an increase in the average number of research and development personnel over the comparable periods. Additionally, the research and development expenses for 2000 only included the effect of the personnel added with the acquisition of Aspect from its acquisition date on June 9, 2000. Approximately 600 research and development employees were added in that acquisition.

     On October 16, 2001, we announced a program to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India, and the relative cost efficiencies. This program is designed to reduce our overall cost structure with respect to our research and development activities. The number of current U.S. held positions that will be moved to India has not yet been determined.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses increased $3.1 million, or 13.7%, and $23.3 million, or 38.5%, during the three and nine months ended September 30, 2001, compared to the same periods in 2000. General and administrative expenses as a percentage of total revenues were 13.4% and 10.6% during the three and nine months ended September 30, 2001 compared to 7.2% and 8.1% during the same periods in 2000. The increases in general and administrative expenses were primarily due to the cost of supporting an increased average number of personnel over the comparable periods, as well as increases in the number and size of our facilities. The increase in general and administrative expenses as a percentage of total revenues resulted from a decline in sales productivity from the weakening macroeconomic environment. We expect to reduce the dollar amount of general and administrative expenses as a part of our cost control initiatives that began in the second quarter.

     Amortization of Intangibles and Impairment of Intangibles. From time to time, we have sought to supplement the expanding depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Goodwill is amortized over the life of the asset (typically two to three years). Details of our acquisitions of TSC and RightWorks during the first and third quarters of 2001, respectively, are presented in Note 2 -- Business Combinations and Asset Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     Amortization of goodwill and other intangibles (excluding the amortization of acquired technology) related to acquisitions totaled $763.6 million and $2.3 billion during the three and nine months ended September 30, 2001 compared to $760.7 million and $964.4 million for the three and nine months ended September 30, 2000. During the third quarter of 2001, we performed an assessment of the carrying values of our identified intangible assets and goodwill recorded in connection with various acquisitions. The assessment was performed in light of the significant negative economic trends impacting our current operations and expected future growth rates as well as the decline in our stock price and the market valuations for companies within our industry. Additionally, at the time of our analysis, the net book value of our assets significantly exceeded our market capitalization. Based on this assessment and the consideration of all other available evidence, we determined the decline in market conditions within our industry was significant and not temporary. As a result, we recorded $243.0 million in write-downs of certain identified intangible assets as well as a $4.5 billion write-down of enterprise goodwill. See Note 10 -- Impairment of Intangibles in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     As of September 30, 2001, intangibles and goodwill, net, totaled $620.6 million, including $526.6 million in goodwill, compared to $7.5 billion, including $7.1 billion in goodwill, at December 31, 2000. In accordance with a new accounting standard issued in July 2001, amortization of goodwill will continue through December 31, 2001. Beginning January 1, 2002, amortization of goodwill will cease and goodwill will only be reduced when the carrying value is deemed to be impaired. Amortization of other intangibles will continue until they are fully amortized. See Note 12 -- New Accounting Standards in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     In-Process Research and Development and Acquisition-Related
Expenses. Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. The write-off of acquired in-process research and development totaled $8.0 million and $12.7 million during the three and nine months ended September 30, 2001. These amounts are related to the acquisitions TSC and RightWorks in the first and third quarters, respectively.

     RightWorks: As of the acquisition date, RightWorks was conducting design, development, engineering and testing activities associated with the completion of the next release of the RightWorks eBusiness Application Suite. The applications under development at the valuation date represented next-generation technologies that were targeted to (i) enhance purchase order management capability; (ii) enhance negotiation capability; (iii) enhance multi-organization architecture; (iv) provide new user interface; and (v) support additional technology stacks.

     At the acquisition date, the technologies under development were approximately 70% complete based on engineering man-month data and technological progress. RightWorks had spent $4.4 million on the in-process projects, and expected to spend an additional $2.6 million to complete all phases of the research and development. The anticipated completion date was expected to be in the fourth quarter of 2001.

     Aggregate revenues for the developmental RightWorks products were estimated to peak in 2003, assuming the successful completion and market acceptance of the in-process research and development project, and decline thereafter through 2005 as other new products and technologies enter the market.

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

     If this project is not successfully developed, our revenues and operating results could be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     Trade Service Corporation/ec-Content: As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development programs. The web-based content management and e-commerce web enablement projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for business-to-business (B2B) e-commerce content management.

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

     Shortly after we acquired TSC, the eTRA-SER project was placed on hold pending a technology review to ascertain if there was any complementary or substitute i2 technology that could reduce development time and cost, or eliminate this development project. As a result of this review, the existing eTRA-SER specification was revised to ensure compatibility with anticipated i2 data models and a development contract was put out to bid. We selected the project subcontractor and negotiated a fixed price development contract that was settled in late July 2001. Accordingly, we now do not expect to begin to realize revenue from this project until the fourth quarter of 2001 and we expect actual results to be less than our initial forecasts for 2001 and 2002. If this project is not successfully developed, our revenues and operating results could be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     The ec-Central project was terminated in June 2001. The project was discontinued because a substitute technology was identified that will be combined with our TradeMatrix platform which will serve as the content delivery platform for all i2 customers.

     Over the next three months we expect to evaluate the ec-Central software applications, some of which are complete, and will also evaluate the ec-Central database design. Based on this review, certain software applications and the database may be incorporated into another content maintenance and publishing platform. At this time, we believe there is a low probability of pursuing this use of the software and database.

     During the nine months ended September 30, 2000, the write-off of in-process research and development totaled $101.2 million, of which $8.9 million related to the acquisition of certain IBM assets in the first quarter; $6.4 million and $83.0 million related to the acquisitions of SupplyBase and Aspect, respectively, in the second quarter; and $2.9 million related to an insignificant acquisition in the third quarter. We expect to continue to expand through acquisitions and the resulting write-off of in-process research and development could vary significantly from quarter to quarter.

     Restructuring Charges. During the second quarter of 2001, we implemented a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. Declining gross margins and other performance measures such as revenue per employee during 2001 precipitated the restructuring plan. We recorded restructuring charges of $22.5 million and $55.5 million during the three and nine months ended September 30, 2001. We implemented the restructuring plan during the second quarter of 2001 by terminating employees and reducing office space and related overhead expenses. During the third quarter of 2001, we terminated additional employees and further reduced our office space. The restructuring charges incurred during the second and third quarters of 2001 primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during these quarters and we expect the remaining actions, such as additional office closures or consolidations, will be completed within a one-year time frame. See Note
11 -- Strategic Restructuring and Note 13 -- Subsequent Events in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of interest income on investments partially offset by interest expense, realized gains/losses on equity investments, foreign currency exchange transaction gains/losses, gains/losses on foreign currency exchange forward contracts and other miscellaneous income and expense. During the three and nine months ended September 30, 2001, we recognized net other expenses of $43.7 million and $59.5 million compared to net other income of $7.2 million and $13.9 million during the same periods in 2000.

     Other income (expense), net, for the three and nine months ended September 30, 2001, included net realized losses on equity investments of $45.2 million and $69.1 million, which included the write-down of the carrying basis of certain equity investments as a result of significant declines in the fair value and expected realizable amounts of these investments. Only $0.6 million in losses on equity investments were realized during both the three and nine months ended September 30, 2000. Excluding these losses, we would have realized net other income of $1.5 million and $9.6 million for the three and nine months ended September 30, 2001, compared to $7.9 million and $14.6 million for the same periods in 2000. The decreases in other income, net, excluding losses on equity investments, primarily resulted from decreases in interest income due to significant declines in market interest rates combined with an increase in interest expense related to the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC. The decreases in other income, net, excluding losses on equity investments, were also attributable to increased net foreign currency exchange transaction losses. The interest yields on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments' policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned "Sensitivity to Market Risks."

NON-CASH SETTLEMENT

     On October 10, 2000, we settled a lawsuit filed by a former employee regarding his right to exercise stock options granted to him in 1996 while he was employed by us, prior to our initial public offering. The settlement resulted in the recording of a non-cash, pre-tax charge of $22.4 million during the third quarter of 2000.

PROVISION (BENEFIT) FOR INCOME TAXES

     We recognized income tax benefits of $154.0 million and $218.3 million during the three and nine months ended September 30, 2001. Our effective income tax rates for these periods were 2.7% and 3.0%. We recognized income tax expense of $4.4 million and $15.5 million during the three and nine months ended September 30, 2000 despite our net losses before income taxes, resulting in negative effective tax rates of (0.6)% and (1.5)%. The effective income tax rates during the three and nine months ended September 30, 2001, and to a lesser extent in the same periods in 2000, differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in-process research and development and acquisition-related expenses. Other items affecting our effective tax rate during the periods presented include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. Excluding the impact of these and other items, our effective tax rate was 36.0% during the three and nine months ended September 30, 2001 and 37.5% during the three and nine months ended September 30, 2000.

     As of September 30, 2001 and December 31, 2000, we had net deferred tax assets totaling $605.5 million and $356.5 million. Realization of our deferred tax asset is dependent upon the U.S. consolidated tax group of companies having sufficient Federal taxable income in future years to utilize our net operating loss carryforwards before they expire from 2006 through 2021. In 2000, we recognized a significant tax benefit from the exercise of stock options, which was reflected as an increase to additional paid-in capital in our financial statements. We have not realized a significant tax benefit from stock option exercises in 2001 and believe it is unlikely a similar annual tax benefit of this relative magnitude from stock option exercises will be realized this year or in the foreseeable future. Considering our current level of taxable income without a stock option tax benefit of this magnitude, we believe it is more likely than not that the deferred tax asset will be realized during the net operating loss carryforward period. A reduction in our federal taxable income could cause a portion or all of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of stock options, restricted stock and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

     - The ongoing issuance of common stock associated with stock option exercises and restricted stock awards.

     - The issuance of common shares associated with our employee stock purchase plans.

     - Any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculation.

     - The issuance of stock options in connection with our stock option exchange program. See Note 5 -- Stockholders' Equity and Earnings Per Common Share and Note 13 -- Subsequent Events in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     - The issuance of stock options in connection with our "cash compensation for stock options" program. See Note 13 -- Subsequent Events in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     - The issuance of common stock to effect business combinations should we enter into such transactions.

     - The issuance of common stock or warrants to effect joint marketing, joint development or other similar arrangements should we enter into such arrangements.

     - Assumed or actual conversions of debt into common stock with respect to our convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at September 30, 2001 showed a 32.3% decrease in working capital in the first nine months of 2001. Working capital was $526.0 million as of September 30, 2001, compared to $776.7 million as of December 31, 2000. The decrease in working capital was primarily the result of a $57.9 million decrease in cash and short-term investments, a $115.7 million decrease in net accounts receivable and a $101.7 million increase in accounts payable and other accrued expenses partly offset by a $20.6 million increase in deferred income taxes, prepaids and other current assets.

     During the nine months ended September 30, 2001, net cash provided by operating activities decreased $124.4 million, net cash used in investing activities increased $64.9 million and net cash provided by financing activities decreased $46.4 million, compared to totals for the same period in 2000. Cash and cash equivalents were $553.8 million at September 30, 2001, a decrease of $185.4 million compared to balances at December 31, 2000. The decrease in cash and cash equivalents was primarily the result of $211.3 million in cash used in investing activities offset by $26.1 million in cash provided by financing activities.

     The most significant adjustments to reconcile net loss to net cash provided by operations in the first nine months of 2001 were depreciation and amortization of $2.4 billion, impairment of intangibles of $4.7 billion, deferred income taxes and disqualifying dispositions of $276.5 million, tax benefits from stock option exercises of $48.1 million, losses on equity investments of $69.1 million, bad debt expense of $66.0 million, the net decrease in accounts receivable of $53.8 million and the net increase in accrued liabilities of $67.0 million.

     Significant uses of cash for investing activities in the first nine months of 2001 were purchases of premises and equipment of $53.7 million, cash fundings in connection with a line of credit arrangement with RightWorks prior to our acquisition totaling $28.6 million, and net purchases of debt securities and equity investments of $124.6 million.

     The $26.1 million in cash provided by financing activities in the first nine months of 2001 was from $50.8 million in proceeds from the sale of common stock to employees and exercises of stock options, offset by $24.7 million paid on a note acquired in the acquisition of TSC.

     Accounts receivable, net of allowance for doubtful accounts, decreased 38.8% for the first nine months of 2001. Days sales outstanding (DSO's) in receivables increased to 87 days as of September 30, 2001 from 83 days as of June 30, 2001, 77 days as of March 31, 2001 and 73 days as of December 31, 2000. The increase in the DSO total for the first nine months of 2001 primarily resulted from extended collection cycles and our providing customers more favorable payment terms. There is no assurance that DSO performance will improve, or even remain at this level.

     In August 2001, we obtained a one-year, $20.0 million letter of credit line to replace two, $15.0 million, one-year revolving lines of credit that expired. Letters of credit issued in connection with this line will be secured by debt securities held in our brokerage account maintained by the lender. As of September 30, 2001, $3.5 million in letters of credit were outstanding under this line.

     On December 10, 1999, we issued an aggregate principal amount of $350.0 million in 5.25% convertible subordinated notes due in 2006. As of September 30, 2001, none of the notes have been converted to common stock. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted.

     In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003. After March 23, 2002 and prior to maturity, we may convert the note into shares of our common stock. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Details of the note are presented in Note 2 -- Business Combinations and Asset Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

     In the future, we may pursue acquisition of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the nature, timing and amount of consideration to be paid.

     We expect future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our net operating loss carryforwards against future tax liabilities. As of September 30, 2001, we had approximately $1.2 billion in net operating loss carryforwards, which represent up to approximately $442.4 million in future tax benefits. The utilization of the U.S. net operating loss carryforwards is subject to limitations and various expiration dates in years 2006 through 2021. Foreign net operating losses have no expiration date.

     We believe that existing cash and cash equivalent balances, short-term investment balances and our anticipated cash flows from operations will satisfy our working capital and capital expenditure requirements for the foreseeable future. However, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing.

SENSITIVITY TO MARKET RISKS

     Foreign Currency Risk. Revenues originating outside of the United States totaled 31.8% and 35.9% of total revenues during the three and nine months ended September 30, 2001. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 8 -- Foreign

Currency Risk Management in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

     Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of September 30, 2001, 59.2% of our debt securities and time deposits had original or remaining maturities of three months or less, while 39.8% had original or remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. Since December 31, 2000, the Federal Reserve Board has decreased the discount rate by 450 basis points, which has led to significant declines in short-term market interest rates. As a result, the weighted-average yield on debt securities held as of September 30, 2001 was 4.74% compared to 5.02%, 5.40% and 6.8% for debt securities held as of June 30, 2001, March 31, 2001 and December 31, 2000, respectively. The decrease in the weighted-average yield on these investments resulted as maturing investments were reinvested at lower market yields as a result of the Federal Reserve Board's recent actions.

     Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $4.6 million net after-tax unrealized gain during the nine months ended September 30, 2001 on these investments. We also wrote-down, by $35.5 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments. Our ability to sell certain equity positions is restricted under securities laws or pursuant to contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. During the first quarter of 2001, we hedged an unrealized gain position in one of our equity holdings using a combination of put and call options. As of September 30, 2001, the fair value of this investment had declined $4.8 million from the date we placed the hedge and we adjusted its carrying basis accordingly. The increase in the fair value of the hedging instruments, which totaled $3.8 million at September 30, 2001, was recorded as an asset. The fair value of our investments in publicly traded companies totaled $11.5 million at September 30, 2001. The fair value of these investments would be $10.3 million assuming a 10% decrease in each stock's price.

     We have invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for technologies or products they have under development are typically in the early stages and may never materialize. Further, market conditions for these types of investments have significantly deteriorated since December 31, 2000. As of September 30, 2001, our investments in privately held companies have been completely written-off. During the nine months ended September 30, 2001, we wrote-down the carrying basis of equity investments in privately held companies by $33.0 million, $20.3 million of which occurred in the third quarter. The write-downs were the result of significant declines in the expected realizable amounts of these investments.

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

     Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

THE IMPACT OF GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS MAY CAUSE US TO FAIL TO MEET EXPECTATIONS, WHICH WOULD NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

     Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment has continued to decline, exacerbated by uncertainty surrounding recent world events, and is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and operating results of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve.

HISTORICALLY, A SMALL NUMBER OF INDIVIDUAL LICENSE SALES HAVE BEEN SIGNIFICANT IN EACH QUARTERLY PERIOD. THEREFORE, OUR OPERATING RESULTS FOR A GIVEN PERIOD COULD SUFFER SERIOUS HARM IF WE FAIL TO CLOSE ONE OR MORE LARGE SALES EXPECTED FOR THAT PERIOD.

     We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. For example, three license sales recognized in the third quarter of 2001, five license sales recognized in the second quarter of 2001, ten license sales recognized in the first quarter of 2001, 15 license sales recognized in the fourth quarter of 2000 and six license sales recognized in the third quarter of 2000 each accounted for at least $5.0 million in revenues during the quarter. In addition, our expectations of financial results for a particular quarter frequently assume the successful closing of multiple substantial license sales that we have targeted to close in that period. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, this failure could seriously harm our operating results for that period.

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

     We implemented a restructuring plan in the second quarter with additional actions taking place in the third and fourth quarters of 2001. The objective of our restructuring plan is to reduce our cost structure and drive more efficiencies. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce and facilities, improved alignment of our organization around our business objectives, realignment of our sales force and changes in our sales management, increasing the proportion of our development workforce in India, increasing demand generation programs and creating a product that is packaged for high-volume sales. The workforce reductions could temporarily impact our remaining employees, including those directly responsible for sales, which may affect our future revenues. Further, the failure to retain and effectively manage remaining employees could increase our costs, hurt our development and sales efforts and impact the quality of our customer service. Additionally, these changes might affect our ability to close revenue transactions with our customers and prospects. Failure to achieve the desired results of our strategic initiatives could harm our business, results of operations and financial condition.

OUR OBJECTIVE OF INCREASING OUR RECURRING REVENUE STREAMS BY SELLING SERVICES AND CONTENT TO MARKETPLACES AND THEIR PARTICIPANTS IS UNPROVEN AND MAY BE UNSUCCESSFUL.

     As part of our business strategy, we are offering services and content to trading communities and participants in digital marketplaces. We are currently providing only a limited portion of the total solutions required to fully operate digital trading communities to only a relatively small segment of this market compared to the potential market for these digital trading communities. We cannot be certain that these trading communities will be operated effectively, that enterprises will join and remain in these trading communities, or that we will develop all solutions required to operate digital trading communities. If this business strategy is flawed, or if we are unable to execute it effectively, our business, operating results and financial condition could be substantially harmed.

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

CONTINUED DECREASES IN DEMAND FOR OUR ENTERPRISE PRODUCTS AND SERVICES COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     We derive a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions for supply chain management, supplier relationship management, customer relationship management and other planning products. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. We have recently experienced a decrease in the demand for our enterprise products and related services primarily due to the weakening macroeconomic environment, which has led to a decline in our revenues. Other factors such as competition and technological change could also impact demand for, or market acceptance of, these applications. Any further decrease in demand or changes in market acceptance of our enterprise offerings could substantially harm our business, operating results and financial condition.

WE ARE INVESTING SIGNIFICANT RESOURCES IN DEVELOPING AND MARKETING OUR SOFTWARE SOLUTIONS. THE MARKET FOR THESE SOLUTIONS IS NEW AND EVOLVING, AND IF THIS MARKET DOES NOT DEVELOP AS WE ANTICIPATE, OR IF WE ARE UNABLE TO DEVELOP ACCEPTABLE SOLUTIONS, SERIOUS HARM WOULD RESULT TO OUR BUSINESS.

     We are investing significant resources in further developing and marketing enhanced products and services to facilitate conducting business on-line, within an enterprise and among many enterprises, or marketplaces. These include, among other things, transaction management solutions related to distributed order management and inventory visibility. The demand for, and market acceptance of, these products and services are subject to a high level of uncertainty, especially where development of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of e-business software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services are often complex and involve a new approach, dynamic value chain management, to the conduct of business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

IF WE PUBLISH INACCURATE CATALOG CONTENT DATA, OUR CONTENT SALES COULD SUFFER.

     The accurate publication of catalog content is critical to our customers' businesses. Our suite of products offers content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from participating in marketplaces, damage our business reputation and harm our ability to win new customers. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could seriously harm our business, operating results and financial condition.

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

     The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Our customer management software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, financial condition and operating results.

WE MAY NOT SUCCESSFULLY INTEGRATE OR REALIZE THE INTENDED BENEFITS OF RECENT ACQUISITIONS, AND WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT ARE NOT SUCCESSFUL.

     In the future, we plan to acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize recognized intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired businesses, products or technology with our existing operations, train, retain and motivate personnel from the acquired business, or combine potentially different corporate cultures. For example, we have integrated Trade Service Corporation and ec-Content, Inc., which acquisitions closed in March 2001, and we are integrating RightWorks Corporation, which acquisition closed in the third quarter of 2001. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition, which could seriously harm our business, operating results and financial condition.

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

     We face litigation that could have a material adverse effect on our business, financial condition and results of operations. We and certain of our directors and executive officers are named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. While we vigorously dispute these allegations, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and such actions may cause a diversion of management time and attention. Due to the volatility of the stock market and particularly the stock prices of technology companies, it is likely that we will face additional class action lawsuits in the future.

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

     To date, our international revenues have been denominated primarily in U.S. dollars. However, the majority of our international expenses, including the wages of approximately 1,750 non-U.S. employees, and an increasing percentage of international revenues, have been denominated in currencies other than the U.S. dollar. Therefore, changes in the value of the U.S. dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting international expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our cost to settle foreign currency denominated liabilities, which could seriously harm our future business, results of operations and financial condition.

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

WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     Our software products generally are used by our customers in mission critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liability that we may face. We have not experienced any product liability claims to date. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTES.

     As of October 31, 2001, our executive officers and directors together beneficially owned approximately 30.8% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

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

     The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, since January 1, 2001, the market price of our common stock on the Nasdaq National Market has fluctuated between $2.98 and $61.00 per share. The following factors may significantly affect the market price of our common stock:

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

     We are offering new and enhanced products and services, which depend on increased acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exists a limited number of proven services and products.

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

     A former executive officer has made certain claims against us related to his termination and his ability to exercise and sell certain stock options. Our position is that the former executive officer was terminated for cause and therefore we intend to vigorously defend against this lawsuit.

     Since March 2, 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and on August 3, 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We intend to vigorously defend against this lawsuit and we filed a motion to dismiss the consolidated amended complaint in September 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the third quarter of 2001, we issued an aggregate of 139,000 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.0063 to $1.51 per share. These issuances were deemed exempt from registration under
Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On October 25, 2001, we announced the resignation of Kenneth Lay from our Board of Directors. Mr. Lay had recently reassumed the role of chief executive officer at Enron, necessitating that he limit his outside commitments.

     On November 12, 2001, we announced executive-level staff changes as a part of our corporate reorganization initiatives. Dr. Pallab Chatterjee will now head our research and development organization as executive vice president of Worldwide Development, a role previously shared with John West, who joined us in connection with our acquisition of RightWorks. Mr. West will remain with us as a part-time consultant. Dr. Romesh Wadhwani, vice chairman, has reduced his full-time involvement with us to pursue outside investments and charitable activities. Dr. Wadhwani will remain vice chairman of our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          During the quarter ended September 30, 2001, we filed the following reports on Form 8-K.

        - Report on Form 8-K (Item 5) on July 3, 2001, which contained a press release announcing preliminary financial results for the quarter ended June 30, 2001.

        - Report on Form 8-K (Item 5) on July 19, 2001, which contained a press release announcing financial results for the quarter ended June 30, 2001.

        - Report on Form 8-K (Item 5) on August 23, 2001, which contained a press release announcing the completion of the acquisition of RightWorks Corporation on August 22, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

                                           i2 TECHNOLOGIES, INC.

November 14, 2001                                           By: /s/ WILLIAM M. BEECHER
 (Date)                                                         ----------------------------------------
                                                                William M. Beecher
                                                                Executive Vice President and
                                                                Chief Financial Officer
                                                                (Principal financial officer)

November 14, 2001                                               /s/ DAVID C. BECKER
 (Date)                                                         ----------------------------------------
                                                                David C. Becker
                                                                Senior Vice President -- Finance & Accounting
                                                                (Principal accounting officer)