Form 10-K
period 2001-12-31
I2 TECHNOLOGIES INC
filed 2002-04-01
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-28030

i2 Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2294945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One i2 Place	75234
11701 Luna Road	(Zip code)
Dallas, Texas
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (469) 357-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00025 par value
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 19, 2002 as reported on the Nasdaq National Market, was approximately $1.9 billion (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of March 19, 2002, the Registrant had 425,343,186 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i2 TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K

I TEM 1.    BUSINESS

The disclosures set forth in this report are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

References in this report to the terms “optimal” and “optimized” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Our Company

i2 is a leading provider of enterprise software applications and solutions for dynamic value chain management. A value chain is an extended supply chain that encompasses the demand chain and other activities that add value. Dynamic value chain management is a business approach to manage variability and increase efficiency in the value chain by reducing complexity, increasing visibility and increasing transaction velocity. Our product suites may be used by enterprises to align their value chains to better serve their customers and to help optimize business processes both internally and across the value chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We provide content and content management solutions as well as integration services to enable our products to work with other applications. We also provide services such as consulting, training and maintenance in support of these offerings.

We provide our customers with dynamic value chain software solutions and services designed to help companies plan, execute and monitor processes not only across functions within a single company, but also across multiple companies. Our solutions are capable of web-based, real-time collaboration and order fulfillment capabilities. Customers are using our solutions to design or re-engineer their business processes in pursuit of enhanced competitiveness and improved operating efficiencies.

Our products are built upon our foundation of advanced planning, optimization and execution capabilities. Our products can help build competitive advantage and profitability by increasing operational efficiencies and improving customer interactions.

Our approach to customer relationships is centered on the creation of value for our customers. Globally, we have over 1,400 customers in a wide variety of industries including:

High–Tech:	Pharmaceuticals and Healthcare

Original Equipment Manufacturing	Metals

Contract Manufacturing	Chemicals, Oil and Gas

Semiconductor	Automotive and Industrial

Consumer Electronics	Paper

Telecommunications	Utilities

Consumer Products	Third-party Logistics and Transportation

Retail	Aerospace and Defense

No individual customer accounted for more than 10% of total revenues during 2001.

Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

2001 Developments

During 2001, we incurred a significant loss from operations. While this loss included large, non-cash charges primarily related to intangible assets and goodwill, the sharp decline in our revenues combined with an operating cost structure that was designed to support higher levels of revenue growth led to our failure to achieve profitability. Our revenues and profitability depend on the overall demand for enterprise application software, particularly in the product and industry segments in which we compete. The decline in demand for enterprise application software, caused by a weakening of the economy in 2001, resulted in decreased revenues and may continue to inhibit future revenue growth. We were particularly affected because we have historically derived a large percentage of our revenues from the high-tech industry, which appears to have been adversely impacted to a greater extent by the weakened economic conditions. As discussed below, we implemented various strategic initiatives designed to strengthen our operations in order to return to profitability. A more detailed discussion of our operating results is presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth elsewhere in this report.

During the second quarter of 2001, our President, Greg Brady, was promoted to Chief Executive Officer. Shortly after his promotion, and in response to the weakening economy, we initiated a plan to strengthen our operations by maximizing our capacities at a competitively advantaged cost structure. Initiatives that are a part of this plan include:

•
Achieving organizational alignment around our business objectives, the core of which is customer success. As a part of this initiative, we formed a new centralized product marketing organization to focus on designing and positioning our products to meet the needs of our customers. We also regionalized our reporting structure and began shifting a larger proportion of our research and development personnel resources to India to leverage cost efficiencies.

•
Creating a more efficient cost structure. We initiated a global restructuring plan with the objective of creating a more efficient cost structure by maximizing productivity in our sales, development, services and administrative functions to lower costs. Our cost control initiatives are focused on virtually every facet of our business and continue to be an ongoing process. See Note 12 — Strategic Restructuring in the Notes to Consolidated Financial Statements included elsewhere in this report.

•	Realigning our sales force to deliver greater unit volumes with the goal of achieving greater market penetration for our technologies.

•	Increasing our efforts to utilize business partners to enhance demand for our products and market awareness for the i2 brand.

•
Increasing demand generation programs through a series of seminars and events that feature leading industry professionals and experts sharing their experiences and best practices for gaining a competitive advantage through dynamic value chain management.

•
Creating and marketing technologies that are designed for higher volume sales. In the fourth quarter of 2001, we released i2 Five.Two, which provides a platform for our solutions and helps enterprises monitor, plan and execute across their value chain.

•
Focusing on marketing customer successes through go-lives. During 2001, we announced 480 go-lives. We believe that the faster a customer implements and begins using our solutions and realizing value, the more likely that customer is to purchase additional solutions and to provide positive references for new customers. In connection with this effort, we introduced solution templates and “quick-start” applications, which can help to reduce implementation times. During the second half of 2002, we expect to introduce solution bundles, or integrated value chain management suites, with our anticipated 6.0 release.

As part of our strategic plan, we have acquired companies from time to time to obtain software and other technologies that complement our products. On March 23, 2001, we completed our acquisition of Trade Service

Corporation, a leading provider of maintenance, repair and overhaul (MRO) content, and its affiliate, ec-Content, Inc. (collectively, “TSC”), which develops and manages content for digital marketplaces, procurement and supplier syndication. Also, on August 22, 2001, we completed our acquisition of RightWorks Corporation, a developer of software that is designed to help companies to manage procurement activities across multiple enterprises and support corporate buying models. Details of these acquisitions are presented in Note 2 — Business Combinations in the Notes to Consolidated Financial Statements included elsewhere in this report.

Industry Background

Today’s increasingly competitive business environment has forced many companies in diverse industries to increase efficiencies while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to meeting customer demands for product quality, variety and price, businesses also recognize the need to improve asset utilization, reduce the cost of goods, reduce inventories, shorten lead times and reduce the costs of fulfilling orders. Furthermore, a company’s value chain may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise value chains and marketplaces.

In the past, companies have sought to address the changing business environment by investing in enterprise resource planning (ERP) systems and first generation electronic commerce systems; however, these systems do not provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe many companies are looking for solutions that can be integrated with their existing systems to provide tools for managing the variability in their value chains allowing them to monitor changes in key areas, weigh tradeoffs for fast and accurate decision-making and execute their plans across the critical processes in their value chains.

The growth of the Internet and the proliferation of software applications, such as applications for supply chain management, supplier relationship management and customer relationship management, have accelerated many companies’ efforts to increase efficiencies by enabling a platform-independent communications network. We believe this platform independence has prompted demands for a dynamic, open and integrated environment among customers, suppliers and designers. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers over the Internet.

Development of the i2 Solution

Advance Planning and Scheduling.    We have offered an expanding set of supply chain management solutions since the company was founded nearly 14 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond the traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to optimize the flow of materials within a factory. That solution, Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

Supply Chain Planning/Supply Chain Management.    Our applications evolved into solutions for supply chain planning that encompassed constraint-based planning and scheduling for multiple factories, distribution centers and warehouses. With the addition of supply chain design and execution capabilities for logistics, demand planning and fulfillment, we became a leader in enterprise solutions for supply chain management.

Supplier Relationship Management/Customer Relationship Management.    We continued to expand our product base by applying our solutions for the extended supply chain to the supplier relationship and customer relationship management processes and functions. To facilitate the design of new products by our customers, we acquired and developed technologies that help customers to more efficiently source, negotiate the pricing of and procure materials and components from suppliers, thereby enabling them to make design decisions while cognizant of the effect on the supply chain of existing products and the total product portfolio. We also developed solutions for managing the order cycle in customer relationship management, aimed at customer concerns regarding product selection, pricing, availability of products and order management. In response to the increasing complexities of customer and business channels, we developed technology to help in forecasting demand and managing orders across multiple enterprises. In short, we extended the concept of supply chain management, which is designed to optimize performance within an enterprise, to value chain management, which is designed to improve efficiency and profitability for all participants through a higher level of collaboration.

Dynamic Value Chain Management.    Today, our solutions continue to help maximize efficiencies across multi-division value chains. Inefficiency is caused by a variety of factors, including variability in supply and demand, complex customer and business channels and poor visibility. Our solutions for dynamic value chain management are designed to help companies monitor changes in key areas, weigh tradeoffs for fast and accurate decision-making and execute across critical processes in their value chain. Dynamic value chain management is a business approach to manage variability and increase efficiency in the value chain by reducing complexity, increasing visibility and increasing transaction velocity. The ability to manage variability in the value chain can be enhanced by linking decision-making workflows across companies, closing the gap between planning and execution to as close to real-time as possible.

Network Services.    We are in the process of expanding our network services, which consist of a portfolio of shared information services based on many of our existing technologies and technologies currently being developed to help trading partners to improve their operations and service levels through greater visibility, collaboration and execution across their operations.

Products

Our solutions link certain aspects of planning and decision-making to execution and the monitoring of changing conditions across value chain processes. Our solutions are intended to assist our customers in improving current business processes, return on assets, profitability and customer service levels. When properly implemented and used, our solutions are designed to help customers increase market share, enhance their competitive advantage and deliver on their promises to their customers. Our primary products are contained in the following product suites: i2 Supply Chain Management, i2 Supplier Relationship Management, i2 Customer Relationship Management, i2 Content and TradeMatrix Open Commerce Network.

i2 Supply Chain Management™ (SCM).    The i2 SCM suite helps businesses coordinate the movement of goods and materials through the supply chain, to product delivery and to the customer. i2 SCM can provide multi-enterprise visibility, collaboration, decision-support and execution capability. Using i2 SCM, a business may estimate future demand for its products to help planners to more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when, and what parts to pull through the chain to make those products. The i2 SCM suite also extends to the planning of procurement, production, logistics and services.

i2 Supplier Relationship Management™ (SRM).    The i2 SRM suite helps companies and their suppliers collaborate on sourcing and procurement for supply management. i2 SRM bridges product development, sourcing, supply planning and procurement across the value chain, providing the ability to create, execute and sustain global sourcing strategies. i2 SRM provides decision-support and optimization tools that help companies improve decision-making on supplies and the parts to use in products. During product development, i2 SRM helps to optimize designs by considering sourcing and supply chain constraints, as well as allowing design collaboration when outsourcing manufacturing or custom parts. During procurement, i2 SRM helps companies to define sourcing strategies to reduce supply risks and costs, negotiate terms and streamline the requisitioning and buying of materials.

i2 Customer Relationship Management™ (CRM).    The i2 CRM suite helps businesses optimize and execute customer orders across the value chain. i2 CRM helps drive the order management and fulfillment processes of managing customer relationships, providing visibility into inventory so a company can make accurate promises and deliver in a faster way at a lower cost. i2 CRM also provides solutions for marketing, sales and service, including such functionality as product configuration, pricing, order management, service asset management, service scheduling and dispatch.

i2 Content.™    Content is information about items and suppliers that can be used to describe, search, compare, buy or select an item. The i2 Content solution consists of content management software, content services and reference content. Our content management software provides publication, subscription, management and syndication functionality for marketplaces and helps the searching of multiple marketplaces, the identification of parts or services that match both technical and price criteria and the delivery of content services via the Internet. Additionally, our content management software provides a standards-based method for content exchange and collaboration among trading partners and marketplaces. Content services provided with i2 Content include legacy data conversion services and custom content creation-capabilities that help enterprises and marketplaces to access needed part, component and supplier data. Our reference content contains part, component and item-specific records and provides technical and pricing information about the available products and the suppliers that are connected to marketplaces.

TradeMatrix Open Commerce Network (OCN).™    OCN is intended to be a collaborative network that helps buyers, suppliers and marketplaces to connect to each other, access content, collaborate and conduct commerce. OCN connects trading partners across a range of platforms and technology standards to facilitate the creation of collaborative communities that increase visibility and velocity throughout the entire value chain. OCN extends the i2 SRM, SCM and CRM solutions to gain access to real-time information from trading partners and marketplaces.

Product Development

We focus our ongoing product development efforts on enhancing, broadening and deepening the functionality of our core products and services to address new industries, marketplaces and geographic markets. These products and services are evolving and have been developed using an architecture that is intended to be (i) modular, so components may be substituted, (ii) flexible, to respond to changing business conditions, (iii) open, to support multiple protocols, and (iv) scalable, to handle queries and transactions that are typical in a complex business environment.

Our development staff has developed our products (and made improvements to products offered by acquired companies) utilizing project teams focused on independent components of the software under development. We maintain product release planning procedures to ensure integration, testing and version control among the different project development teams. We maintain our primary development centers in North America and India. Research and development expenses totaled $290.4 million in 2001, $217.9 million in 2000 and $132.3 million in 1999.

Customer Service and Support

We maintain a technical support team that operates through our global service and support centers. Our customer service and support activities consist of the following:

Consulting.    We offer our customers on-site consulting services aimed at assisting in the implementation of our solutions and services and integration with the customers’ existing systems. We also use third-party consulting firms.

Training.    We offer education and training programs for our customers and third-party implementation providers with classes offered at our offices or at customer locations. We also offer web-based and self-paced learning programs. These classes focus on the fundamental principles of our software products as well as implementation and use.

Maintenance and Product Updates.    We provide ongoing product support services for our solution suites. Maintenance contracts are typically sold to customers at the time of the initial license and may be renewed for additional periods. Our maintenance agreements with our customers provide product updates and enhancements to the products purchased by the customer. Our support services are packaged into three tiers (silver, gold and platinum), which offer customers the ability to choose the level of service they desire.

Hosting Services.    Customers can choose to have various i2 software hosted through one of our current third-party authorized hosting providers. We offer services to our customers using third-party hosting providers, including the initial configuration, upgrades and managed services for the hosted environment.

Sales and Marketing

We sell our software and services through our direct sales organization augmented by other sales channels, including systems consulting and integration firms and other industry-related partners. Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with experience within the industries we serve.

We currently have joint marketing agreements with software vendors and other industry-related businesses. Additionally, we have alliances with top global and regional systems consulting and integration firms, including Accenture, A. T. Kearney, Cap Gemini Ernst & Young, Deloitte & Touche, IBM Global Services and PricewaterhouseCoopers, among others. These joint marketing agreements and alliances generally provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other companies and obtain favorable product recommendations from the business partners, thereby increasing the market coverage of our products.

International Operations

We have international offices in Australia, Belgium, Brazil, Canada, China, Finland, France, Germany, India, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Singapore, South Africa, Spain, Sweden, Taiwan, Thailand and the United Kingdom. Total assets related to our international operations accounted for 15.1% of our total consolidated assets as of December 31, 2001. In 2001, international revenues accounted for 37.5% of total revenues.

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We believe our principal competitors are as follows:

•
ERP Software Vendors.    These include companies such as Oracle and SAP, who have added or are attempting to add capabilities for supply chain planning or collaboration capabilities to their transaction system products.

•	Other Software Vendors. These include companies such as Adexa and Manugistics who compete principally with our supply chain management applications; companies such as Agile and Ariba who compete principally with our supplier relationship management applications; and companies such as Trilogy and Yantra who compete principally with our customer relationship management applications.

•
Custom Development.    To a lesser degree, we compete with independent developers of enterprise application software as well as internal development efforts by corporate information technology departments.

Proprietary Rights and Licenses

We regard our trademarks, copyrights, patents, trade secrets, technology and other proprietary rights as critical to our business. To protect our proprietary rights, we primarily rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements and contractual provisions. We license our software products in object code (machine-readable) format to customers under license agreements and we do not sell or otherwise transfer title of our software products to our customers. Our non-exclusive license agreements generally allow the use of our software products solely by the customer for specified purposes without the right to sublicense or transfer our software products.

Trademarks are important to our business as we use them in our marketing and promotional activities as well as with the delivery of our software products. Our registered trademarks include i2, i2 Technologies & Design, RHYTHM, PLANET, TRADEMATRIX and GLOBAL SUPPLY CHAIN MANAGEMENT. Other trademarks of i2 include POWERING THE BOTTOM LINE.

We hold a number of U.S. patents that predominantly relate to planning systems and interactive report generation. These patents expire at various times through 2019. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We resell some software that we license from third parties and incorporate in, or sell in conjunction with, our products.

Employees

As of February 28, 2002, we had approximately 4,800 full-time employees, including approximately 1,800 primarily engaged in research and development activities and approximately 1,000 engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical, sales and managerial personnel and our ability to attract and retain highly qualified technical, sales and managerial personnel. None of our employees are represented by collective bargaining agreements and we have never experienced a work stoppage. We believe employee relations are good.

ITEM 2.    PROPERTIES

Our primary offices are located in Dallas, Texas and are held under lease contracts that expire at various dates through 2011. These facilities house our executive and primary administrative offices as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Brazil, Canada, China, Finland, France, Germany, India, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Singapore, Spain, South Africa, Sweden, Thailand, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. We consider our properties to be suitable and adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

Certain employees of a company we acquired in 1998 are currently disputing the cancellation of unvested stock options received at the time of the acquisition. Vesting of the options was dependent upon continued employment and the employees were terminated in 2000. We maintain the former employees were not entitled to unvested stock options.

A former executive officer has made certain claims against us related to his termination and his ability to exercise and sell certain stock options. Our position is that the former executive officer was terminated for cause and we dispute his other claims and therefore we intend to vigorously defend against this lawsuit.

Since March 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and in August 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We are vigorously defending against this lawsuit and we filed a motion to dismiss the consolidated amended complaint in September 2001. The motion has been fully briefed and is currently pending before the court.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming i2 as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from i2 itself. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We intend to vigorously defend against this lawsuit and filed a motion to dismiss the action on February 19, 2002.

We are subject to various other claims and legal actions, including claims and legal actions from former employees and certain customers. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Although we currently believe the outcome of the outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, financial condition or results of operation, the outcome is inherently uncertain, and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “ITWO.” The following table lists the high and low per share intra-day sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated. All share and per share data in this report reflect the two-for-one stock splits of our common stock paid as 100% stock dividends on June 2, 1998, February 17, 2000 and December 5, 2000.

	High	Low
2001
Fourth quarter	$8.59	$3.10
Third quarter	20.05	2.98
Second quarter	28.20	12.88
First quarter	61.00	12.56

2000
Fourth quarter	$96.13	$36.00
Third quarter	99.44	49.13
Second quarter	71.38	34.50
First quarter	111.75	35.08

As of March 19, 2002, there were 425,343,186 shares of our common stock outstanding held by 1,187 holders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

In March 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were offered the opportunity, if they so elected by April 15, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 16, 2001. Our employees elected to voluntarily cancel 39.3 million stock options in connection with this program. On October 17, 2001, we completed our voluntary stock option exchange program and we granted 38.2 million new stock options to participating employees with an exercise price of $4.29 per share, which was the closing sales price of our common stock on that day as reported by the Nasdaq National Market. Under the terms of the program, participating employees received 1.1 new stock options for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program were recognized. Members of our Board of Directors, executive officers, and various other members of our senior management team were not eligible to participate in this program.

In October 2001, we announced a voluntary “cash compensation for stock options” program whereby employees were given the opportunity to elect to receive a reduction in annual base salary for a twelve-month period in exchange for stock options. The number of options granted to each participant was based upon the amount of annual base salary reduction they elected to forego. A total of 7.8 million stock options were granted to participating employees on November 16, 2001 and December 21, 2001. The exercise price of the options was either $7.27 per share or $6.58 per share, the closing sales prices of our common stock on each of the respective grant dates. The options will vest in 24 equal monthly increments from the date of grant.

During the fourth quarter of 2001, we issued an aggregate of 5,500 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.08 to $1.09 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

As of December 31, 2001, we had $410.9 million of outstanding debt that is convertible into shares of our common stock. Details of this debt are presented in Note 8 — Borrowings in the Notes to Consolidated Financial Statements included elsewhere in this report. As of December 31, 2001, none of the notes has been converted to common stock.

On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Stockholders of record on January 28, 2002 received, for each share of common stock then owned, one right to purchase a unit of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit. The rights, which expire on January 17, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

Shares of Series A preferred stock purchasable upon exercise of the rights are not redeemable. Each share of Series A preferred stock will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series A preferred stock will be entitled to a payment of the greater of (i) 1,000 times the payment made per share of common stock or (ii) $1,000. Each share of Series A preferred stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A preferred stock will be entitled to receive 1,000 times the amount received per share of common stock. Because of the nature of the dividend, liquidation and voting rights, the value of each unit of Series A preferred stock purchasable upon exercise of each right should approximate the value of one share of common stock.

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 17 — Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere in this report and in our Current Report on Form 8-K filed on January 22, 2002.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of consolidated financial data is derived from our audited financial statements as of and for the five years ended December 31, 2001. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this report. As discussed in Note 2 — Business Combinations in the Notes to Consolidated Financial Statements, our acquisitions in 2001 and 2000 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with our results of operations since their respective dates of acquisition. Amounts shown are in thousands, except per share data.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues:
Software licenses	$457,674	$709,177	$352,597	$234,316	$141,766
Services	320,926	271,009	147,893	91,726	58,218
Maintenance	206,999	146,139	70,620	43,115	21,792

Total revenues	985,599	1,126,325	571,110	369,157	221,776
Costs and expenses:
Cost of revenues:
Cost of software licenses	66,572	53,331	17,981	7,967	2,746
Amortization of acquired technology	48,046	29,054	—	—	—
Cost of services and maintenance	298,318	234,191	125,934	77,459	48,422
Sales and marketing	465,861	390,111	194,752	129,978	77,071
Research and development	290,419	217,938	132,278	94,199	57,392
General and administrative	107,992	86,888	53,188	38,191	24,984
Amortization of intangibles	2,792,793	1,724,551	—	—	—
In-process research and development and acquisition-related expenses	12,700	102,373	6,552	7,618	9,306
Impairment of intangibles	4,740,519	—	—	—	—
Restructuring charges	116,541	—	—	—	—

Total costs and expenses	8,939,761	2,838,437	530,685	355,412	219,921

Operating income (loss)	(7,954,162)	(1,712,112)	40,425	13,745	1,855
Other income (expense), net	(60,078)	18,227	7,642	8,753	3,309
Non-cash settlement	—	(22,412)	—	—	—

Income (loss) before income taxes	(8,014,240)	(1,716,297)	48,067	22,498	5,164
Provision (benefit) for income taxes	(262,992)	35,716	24,552	17,279	6,916

Net income (loss)	$(7,751,248)	$(1,752,013)	$23,515	$5,219	$(1,752)

Earnings (loss) per common share:
Basic	$(18.68)	$(4.83)	$0.08	$0.02	$(0.01)
Diluted	$(18.68)	$(4.83)	$0.07	$0.02	$(0.01)
Weighted-average common shares outstanding:
Basic	414,860	362,723	300,838	287,176	257,768
Diluted	414,860	362,723	335,678	314,120	257,768

	As Of December 31,
	2001	2000	1999	1998	1997

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$726,195	$823,327	$579,391	$155,998	$151,889
Working capital	474,296	776,727	585,039	182,778	167,877
Total assets	1,791,037	9,225,826	860,194	344,808	264,923
Total long-term debt	410,930	350,000	350,000	5,032	2,114
Total stockholders’ equity	892,244	8,453,447	332,168	228,986	192,964

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2001 and 2000. Amounts shown are in thousands, except per share data.

	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Unaudited Selected Statement of Operations Data:
Revenues	$356,558	$240,985	$194,125	$193,931
Costs and expenses	1,124,118	1,156,914	5,830,773	827,956

Operating loss	(767,560)	(915,929)	(5,636,648)	(634,025)
Other expense, net	(13,537)	(2,270)	(43,706)	(565)

Loss before income taxes	(781,097)	(918,199)	(5,680,354)	(634,590)
Income tax benefit	(6,946)	(57,325)	(154,025)	(44,696)

Net loss	$(774,151)	$(860,874)	$(5,526,329)	$(589,894)

Loss per common share:
Basic	$(1.90)	$(2.08)	$(13.25)	$(1.40)
Diluted	$(1.90)	$(2.08)	$(13.25)	$(1.40)
Weighted-average common shares outstanding:
Basic	408,074	412,937	417,126	422,407
Diluted	408,074	412,937	417,126	422,407

	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Unaudited Selected Statement of Operations Data:
Revenues	$186,280	$242,622	$319,523	$377,900
Costs and expenses	169,658	523,963	1,055,630	1,089,186

Operating income (loss)	16,622	(281,341)	(736,107)	(711,286)
Other income, net	2,499	4,213	7,216	4,299
Non-cash settlement	—	—	(22,412)	—

Income (loss) before income taxes	19,121	(277,128)	(751,303)	(706,987)
Provision for income taxes	7,380	3,688	4,408	20,240

Net income (loss)	$11,741	$(280,816)	$(755,711)	$(727,227)

Earnings (loss) per common share:
Basic	$0.04	$(0.83)	$(1.91)	$(1.80)
Diluted	$0.03	$(0.83)	$(1.91)	$(1.80)
Weighted-average common shares outstanding:
Basic	313,000	338,230	395,080	403,723
Diluted	366,050	338,230	395,080	403,723

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing substantial operating losses and we may not achieve profitability, which could cause our stock price to decline.

•	Our financial results may vary significantly from quarter to quarter or we could fail to meet expectations, which would negatively impact the price of our stock.

•	Continued stagnation in information technology spending, especially in the high-tech sector, and general economic conditions could further negatively impact our revenues.

•
Failure to achieve the desired results of our restructuring and other strategic initiatives, including changes within our sales force and management team and newly implemented demand generation programs, could have a significant adverse affect on our business.

•	We anticipate seasonal fluctuations in revenues, which may cause volatility in our stock price.

•
Historically, a small number of individual license sales have been significant in each quarterly period. Therefore, our operating results for a given period could suffer serious harm if we fail to close one or more large sales expected for that period.

•	We may not remain competitive and increased competition could seriously harm our business.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to us, our customers or our management are intended to identify forward-looking statements.

References in this report to the terms “optimal” and “optimized” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Overview

We are a leading provider of enterprise software applications and solutions for dynamic value chain management. A value chain is an extended supply chain that encompasses the demand chain and other activities that add value. Dynamic value chain management is a business approach to manage variability and increase efficiency in the value chain by reducing complexity, increasing visibility and increasing transaction velocity. Our product suites may be used by enterprises to align their value chains to better serve their customers and to help optimize business processes both internally and across the value chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We provide content and content management solutions as well as integration services to enable our products to work with other applications. We also provide services such as consulting, training and maintenance in support of these offerings.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2001	2000	1999
Revenues:
Software licenses	46.4%	63.0%	61.7%
Services	32.6%	24.0%	25.9%
Maintenance	21.0%	13.0%	12.4%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues:
Cost of software licenses	6.7%	4.7%	3.1%
Amortization of acquired technology	4.9%	2.6%	—
Cost of services and maintenance	30.3%	20.8%	22.1%
Sales and marketing	47.3%	34.6%	34.1%
Research and development	29.5%	19.3%	23.2%
General and administrative	10.9%	7.7%	9.3%
Amortization of intangibles	283.3%	153.1%	—
In-process research and development and acquisition-related expenses	1.3%	9.1%	1.1%
Impairment of intangibles	481.0%	—	—
Restructuring charges	11.8%	—	—

Total costs and expenses	907.0%	251.9%	92.9%

Operating income (loss)	(807.0)%	(151.9)%	7.1%
Other income (expense), net	(6.1)%	1.6%	1.3%
Non-cash settlement	—	(2.0)%	—

Income (loss) before income taxes	(813.1)%	(152.3)%	8.4%
Provision (benefit) for income taxes	(26.7)%	3.2%	4.3%

Net income (loss)	(786.4)%	(155.5)%	4.1%

Revenues

Revenues consist of software license revenues, service revenues and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.”

Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as license revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future products are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the terms of the agreements. License revenues from custom development projects are generally recognized in proportion to the percentage completion of the project. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of any related consulting services by us and any such consulting services are not essential to the functionality of the licensed software.

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

Total revenues decreased $140.7 million, or 12.5%, in 2001 compared to 2000 and increased $555.2 million, or 97.2%, in 2000 compared to 1999. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance. Details of our revenues are presented below.

Software Licenses.    Software license revenues constituted 46.4% of total revenues in 2001, 63.0% in 2000 and 61.7% in 1999. Software license revenues decreased $251.5 million, or 35.5%, in 2001 compared to 2000 and increased $356.6 million, or 101.1%, in 2000 compared to 1999.

The decrease in software license revenues in 2001 was partly the result of a decline in sales arising from the weakening macroeconomic environment and a decline in demand for our products and services, which was partly due to increased competition. The slowdown in the economy started to affect us in the first quarter of 2001. Poor economic conditions and other factors caused a significant decrease in technology and capital spending and extended the decision cycles of many potential customers. We were particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly adversely impacted by the poor economic conditions. The terrorist attacks on September 11, 2001 further compounded the recession-like environment, causing customers to postpone or cancel projects and disrupting sales cycles. In response to the declining demand, we have initiated various demand generation programs to compensate for the changing composition of our customer base. The composition of our customer base has changed due to the sharp decline in capital spending for enterprise application software within our product segments in the high-tech sector. Despite our efforts to generate demand and develop growth in other industry sectors, there can be no assurance that we will effectively develop future revenue growth.

The increase in software license revenues in 2000 over 1999 was due to:

•	Increased demand for our products and services.

•	Expansion of product offerings.

•	Increased sales activities resulting from increases in direct sales representatives and strategic alliances with industry partners.

•	Increased customer awareness and interest in our product offerings.

The number of recognized software license transactions totaled 312 in 2001 compared to 392 transactions in 2000 and 252 transactions in 1999. The average size of individual license transactions was $1.3 million in 2001 compared to $1.8 million in 2000 and $1.4 million in 1999. Additionally, the number of individual software license transactions in excess of $1.0 million totaled 78 in 2001 compared to 150 transactions in 2000 and 66 transactions in 1999. The decline in the average sales price in 2001, which accelerated over the course of the year, was partly the result of decreases in technology spending by many potential customers due to poor economic conditions and increased competition.

Our direct sales channel is responsible for most of our license revenue. Although we believe direct sales will continue to account for most of our software license revenues for the foreseeable future, our strategy is to continue to increase the level of indirect sales activities through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. There can be no assurance that our efforts to expand indirect sales of our software products will be successful or will continue in the future.

Services.    Service revenues consist of fees generated by providing services to customers, including consulting, training and other services. Service revenues constituted 32.6% of total revenues in 2001 compared to 24.0% in 2000 and 25.9% in 1999. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a year-to-year basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. In any period, total service revenues are dependent on a variety of factors, including:

•	License transactions closed during the current and preceding periods.

•	Customer decisions regarding implementations of licensed software.

•	The number of our internal service providers and consultants actively engaged on billable projects.

Service revenues increased $49.9 million, or 18.4%, in 2001 compared to 2000 and $123.1 million, or 83.2%, in 2000 compared to 1999. The increase in service revenues in 2001 was primarily due to the high volume of sales in the latter part of 2000 and early 2001 and resulting demand for consulting and implementation services. The increase in service revenues in 2000 was due to an increase in the number of license transactions closed and resulting demand for consulting and implementation services. The increases were also partly due to expanded use of third-party consultants as subcontractors to provide implementation services to our customers. This has allowed us to increase our penetration into various international and targeted vertical markets. There is no assurance that the demand for consulting and implementation services will improve, or even remain at current levels. We expect service revenues to decline in 2002 as a result of the decline in license transactions closed in the latter part of 2001.

Maintenance.    Maintenance revenues increased to 21.0% of total revenues in 2001, from 13.0% in 2000 and 12.4% in 1999. Maintenance revenues increased $60.9 million, or 41.6%, in 2001 compared to 2000 and $75.5 million, or 106.9%, in 2000 compared to 1999. In 2000, we began offering new, tiered levels of maintenance with proportionately higher fees for higher levels of service, which contributed to the increases in 2001 and 2000. The increases in maintenance revenues were also due to continued growth of our installed customer base and maintenance renewals. Maintenance renewals are under pressure of decline in terms of both number and dollar amount because of cost cutting efforts and deferred implementations by customers and the fact that many marketplace and dot-com customers to whom we previously sold software are no longer operating or liquid. Accordingly, there can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. A decline in maintenance renewals would adversely impact future maintenance revenues.

International Revenues.    Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $369.9 million, or 37.5% of total revenues, in 2001; $393.0 million, or 34.9% of total revenues, in 2000; and $181.2 million, or 31.7% of total revenues, in 1999. The increase in international revenues as a percent of total revenues is consistent with our efforts to expand our international presence and sales efforts. We believe a return to growth and profitability will require further expansion in international markets. We have expended and expect to continue to expend substantial resources to support our international operations.

Costs and Expenses

Cost of Software Licenses.    Cost of software licenses consists of:

•	Commissions paid to third parties in connection with joint marketing and other related agreements.

•	Royalty fees associated with third-party software.

•	Costs related to user documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions to our reserve for estimated costs to service warranty claims.

Cost of software licenses as a percentage of related revenue was 14.5% in 2001, 7.5% in 2000 and 5.1% in 1999. Cost of software license increased $13.2 million, or 24.8% in 2001 compared to 2000 and $35.4 million, or 196.6%, in 2000 compared to 1999. The increase in the cost of software licenses in 2001 was primarily due to increases in the amount of royalty fees associated with third-party software. We released i2 Five.Two, which incorporates additional third party software, during the fourth quarter. The increase was also due in part to increased provisions to our reserve for estimated costs to service warranty claims. The increase in the cost of software licenses as a percentage of software license revenue in 2001 primarily resulted because we have certain fixed royalty fees that are not dependent upon sales volume. The increase in the cost of software licenses in actual dollars and as a percentage of software license revenue in 2000 was primarily due to increases in commissions paid to third parties in connection with joint marketing efforts and other sales assistance and increases in the amount of royalty fees associated with third-party software.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our integrated solutions. Amortization of capitalized acquired technology totaled $48.0 million in 2001 compared to $29.1 million in 2000. We had no capitalized acquired technology prior to our acquisitions of Aspect and SupplyBase during the second quarter of 2000. Additionally, 2001 included the added impact of the amortization of technology acquired in our acquisitions of TSC and RightWorks. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to a software product that is marketed to others.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with the implementation of software solutions and consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance as a percentage of related revenues was 56.5% in 2001, 56.1% in 2000 and 57.6% in 1999. The decrease in cost of services and maintenance as a percentage of related revenues from 1999 levels resulted from efficiencies developed in project management and other cost saving measures.

The total cost of services and maintenance increased $64.1 million, or 27.4%, in 2001 compared to 2000 and $108.3 million, or 86.0%, in 2000 compared to 1999. The increases were primarily due to increases in the average number of consultants, product support and training staff.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses increased $75.8 million, or

19.4%, in 2001 compared to 2000 and $195.4 million, or 100.3%, in 2000 compared to 1999. Sales and marketing expenses as a percentage of total revenues increased to 47.3% in 2001 from 34.6% in 2000 and 34.1% in 1999. The increases were due to:

•	An increase in the average number of direct sales representatives over the comparable periods.

•	Increased marketing and promotional activities due to the expansion of our suite of dynamic value chain management software solutions and our expansion into new international markets.

•
An increase in bad debt expense. During the second quarter of 2001, we incurred a special charge of approximately $26.0 million for bad debt expense taken primarily as a result of the poor financial conditions surrounding dot-com and public marketplace customers. The majority of this charge was allocated to sales and marketing expense.

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

Research and development expenses increased $72.5 million, or 33.3%, in 2001 compared to 2000 and $85.7 million, or 64.8%, in 2000 compared to 1999. Research and development expenses as a percentage of total revenues totaled 29.5% in 2001, 19.3% in 2000 and 23.2% in 1999. The increase in research and development expenses as a percentage of revenues in 2001 primarily resulted from a decline in revenues. The decrease in research and development expenses as a percentage of total revenues in 2000 primarily resulted from our ability to leverage our resource base to support a larger organization. The increases in the dollar amount of research and development expenses were due to an increase in the average number of research and development personnel over the comparable periods. Additionally, the research and development expenses for 2000 only included the effect of the personnel added with the acquisition of Aspect from its acquisition date on June 9, 2000. Approximately 600 research and development employees were added in that acquisition.

In October 2001, we began an initiative to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. This program is designed to reduce our overall cost structure with respect to our research and development activities. We have already reduced the number of our research and development sites and we plan that approximately half of our research and development activities will be located in India upon completion of this initiative.

General and Administrative Expenses.    General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses increased $21.1 million, or 24.3%, in 2001 compared to 2000 and $33.7 million, or 63.4%, in 2000 compared to 1999. General and administrative expenses as a percentage of total revenues totaled 11.0% in 2001, 7.7% in 2000 and 9.3% in 1999. The increases in general and administrative expenses were primarily due to the cost of supporting an increased average number of personnel over the comparable periods, as well as increases in the number and size of our facilities. The increase in general and administrative expenses as a percentage of total revenues in 2001 primarily resulted from a decline in revenues. The decrease in general and administrative expenses as a percentage of total revenues in 2000 resulted from our ability to leverage our resource base to support a larger organization. We expect future reductions in the dollar amount of general and administrative expenses as a part of our cost control initiatives that began in the second quarter of 2001.

Amortization of Intangibles and Impairment of Intangibles.    From time to time, we have sought to supplement the expanding depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Identified intangible assets and goodwill are amortized over their estimated useful lives. Details of our acquisitions are presented in Note 2 — Business Combinations and Note 3 — Asset Acquisition in the Notes to Consolidated Financial Statements included elsewhere in this report.

Amortization of goodwill and other identified intangibles (excluding the amortization of acquired technology) related to acquisitions totaled $2.8 billion, or 283.4% of total revenues, in 2001 and $1.7 billion, or 153.1% of total revenues, in 2000. During the third quarter of 2001, we performed an assessment of the carrying values of our identified intangible assets and goodwill recorded in connection with various acquisitions. The assessment was performed because of significant negative economic trends impacting our operations and expected future growth rates as well as a decline in our stock price and the market valuations for companies within our industry. Additionally, at the time of our analysis, the net book value of our assets significantly exceeded our market capitalization. Based on this assessment and the consideration of all other available evidence, we determined the decline in market conditions within our industry was significant and not temporary. As a result, we recorded $243.0 million in write-downs of certain identified intangible assets and a $4.5 billion write-down of enterprise goodwill. Additionally, as a result of the significant impairment, we concluded the useful lives of the goodwill recorded in connection with the acquisitions of Aspect and SupplyBase were less than the three years originally estimated. Accordingly, we revised the useful lives of this goodwill to 18 months from the dates of acquisition which resulted in the recognition of $429.2 million of amortization expense in excess of the amount that would have otherwise been recognized during the fourth quarter of 2001 had we not revised the estimated useful lives of these assets. See Note 7 — Identified Intangible Assets and Goodwill in the Notes to Consolidated Financial Statements included elsewhere in this report.

As of December 31, 2001, intangibles and goodwill, net, totaled $106.8 million, including $24.0 million in goodwill, compared to $7.5 billion, including $7.1 billion in goodwill, at December 31, 2000. In accordance with a new accounting standard issued in July 2001, amortization of goodwill will cease after December 31, 2001 and goodwill will only be reduced when the carrying value is deemed to be impaired. Amortization of identified intangibles will continue over their remaining estimated useful lives until they are fully amortized. See Note 16 — New Accounting Standards in the Notes to Consolidated Financial Statements included elsewhere in this report.

In-Process Research and Development and Acquisition-Related Expenses.    Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. Details of in-process research and development and acquisition-related expenses are presented in Note 2 — Business Combinations and Note 3 — Asset Acquisition in the Notes to Consolidated Financial Statements included elsewhere in this report.

In-process research and development and acquisition-related expenses totaled $12.7 million in 2001, $102.4 million in 2000 and $6.6 million in 1999. In 2001, the amount is related to in-process research and development projects acquired in the acquisitions of TSC and RightWorks. In 2000, the amount is primarily related to in-process research and development projects acquired in the acquisitions of SupplyBase, Aspect and various IBM assets. In 1999, the charges primarily consisted of acquisition expenses related to our acquisition of SMART.

RightWorks:    As of the acquisition date, RightWorks was conducting design, development, engineering and testing activities associated with the completion of the next release of the RightWorks eBusiness Application Suite. The applications under development at the valuation date represented next-generation technologies that were targeted to (i) enhance purchase order management capability; (ii) enhance negotiation capability; (iii) enhance multi-organization architecture; (iv) provide new user interface; and (v) support additional technology stacks. These technologies were approximately 70.0% complete based on engineering man-month data and technological progress. RightWorks had spent $4.4 million on the in-process projects, and expected to spend an additional $2.6 million to complete all phases of the research and development. The anticipated completion date was expected to be in the fourth quarter of 2001.

Aggregate revenues for the developmental RightWorks products were estimated to peak in 2003, assuming the successful completion and market acceptance of the in-process research and development project, and decline thereafter through 2005 as other new products and technologies enter the market. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 30.0% was used to value the in-process research and development. The discount rate utilized was higher than our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances each of which are unknown at this time.

We completed the development of the RightWorks products in accordance with our initial plans. The products were integrated into and made generally available with our i2 Five.Two release in the fourth quarter of 2001. Actual results were more than our initial forecasts for 2001. We expect 2002 results to be in line with those projections; however, there can be no assurance the forecasted results will be achieved.

Trade Service Corporation/ec-Content:    As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development programs. The web-based content management and web-enablement projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for content management. These technologies ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. TSC had spent $4.2 million on the in-process projects, and expected to spend approximately $6.8 million to complete all phases of the research and development. Anticipated completion dates ranged from three to six months.

Aggregate revenues for the developmental TSC products were estimated to grow at a compounded annual growth rate of approximately 47.0% from 2001 to 2003, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies enter the market. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 30.0% was used to value the in-process research and development. The discount rate utilized was higher than our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances each of which are unknown at this time.

Shortly after we acquired TSC, the eTRA-SER project was placed on hold pending a technology review to ascertain whether there was any complementary or substitute i2 technology that could reduce development time and cost, or eliminate this development project. As a result of this review, the existing eTRA-SER specification was revised to ensure compatibility with anticipated i2 data models and a development contract was put out to bid. We selected the project subcontractor and negotiated a fixed price development contract that was settled in late July 2001. The prototype design was completed in December 2001, but additional design work is required prior to the product release scheduled for late in the third quarter of 2002. Accordingly, we now do not expect to begin to realize revenue from this project until the fourth quarter of 2002. Actual results were less than our initial forecasts for 2001 and we expect 2002 results to be less as well. The delay in completing eTRA-SER is not expected to have a significant effect on future revenue and operating results, or the value of other acquired intangible assets.

The ec-Central project was terminated in June 2001. The project was discontinued because a substitute technology was identified that will be combined with our i2 Platform and serve as the content delivery platform for all i2 customers. An evaluation of the ec-Central software applications, some of which are complete, and the ec-Central database design was completed in the fourth quarter of 2001. Based on this review, none of the ec-Central software applications or the database could be incorporated into other content maintenance and publishing platforms.

SupplyBase:    As of the acquisition date, SupplyBase was conducting design, development, engineering and testing activities associated with the completion of its SupplyBase.manager version 1.75/sb.exchange version 1.0 and SupplyBase.manager version 2.0. SupplyBase.manager version 1.75 included enhancements of application hosting and bidding environments. SupplyBase.manager version 2.0 included ERP integration, parallel workflow, value-added quote comparisons and additional market driven functionality. The products under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for content management.

We completed SupplyBase.manager version 1.75 in accordance with our initial plans. SupplyBase.manager version 2.0’s technology and functionality was integrated into the i2 SRM solutions that were acquired related to our acquisition of Aspect. The new i2 SRM product, which also included integration with other internally developed technologies, was released in the first quarter of 2001. Our new i2 SRM product release rendered SupplyBase.manager version 1.75, version 1.80 and the acquired in-process technology of SupplyBase.manager version 2.0 technologically obsolete and we terminated sales of those products. Actual results were lower than forecasts with respect to revenues generated by the acquired in-process research and development due to our adopting a strategy to integrate this in-process research and development with other technologies. The lower results did not have a significant impact on our operating results or financial condition.

Aspect:    As of the acquisition date, Aspect was conducting design, development, engineering and testing activities associated with the completion of its eCSM (Component and Supplier Management) and eMarketplace Solutions programs. The eCSM Solutions included eSource, eDesign and eOperate. eSource is a complete knowledge management and decision support solution for commodity management, supplier management, contract management, collaboration and material rationalization. eMarket is a web-based technology for content management and web-enablement projects. The eCSM and eMarketplace Solutions under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for content management.

We have completed all of the original research and development projects in accordance with our initial plans. Additionally, subsequent versions of existing software have been expanded with several other projects and integrated into our overall product solutions. The majority of the projects were completed on schedule, with minor delays occurring due to changes in technological and market requirements for this type of software. Actual results have been higher than forecasts with respect to revenues generated by the acquired in-process research and development. Expenses incurred associated with the development and integration of the in-process research and development projects were consistent with our estimates at the time of acquisition.

IBM Assets:    As of the acquisition date, IBM was conducting design, development, engineering and testing activities associated with the completion of its Makaro and Paper Mill Scheduler products. These products under development at the valuation date represented next-generation technologies that were expected to address market demands for retailer and paper-mill scheduling and planning software.

We have completed the original research and development project related to Makaro in accordance with our initial plans. Additionally, the Paper Mill Scheduler product has been integrated into existing technology of our internally developed products. Actual results have been lower than forecasts with respect to revenues generated by the acquired in-process research and development. The lower results did not have a significant impact on our operating results or financial condition. We believe that expenses incurred associated with the development and integration of the in-process research and development projects are consistent with our estimates at the time of acquisition.

Restructuring Charges

During the second quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to declining gross margins and other performance measures, such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame. Additional details of the restructuring charges are presented in Note 12 — Strategic Restructuring in the Notes to Consolidated Financial Statements included elsewhere in this report.

Other Income (Expense), Net

Other income (expense), net, consists of interest income on investments partially offset by interest expense, realized gains and losses on equity investments, foreign currency exchange transaction gains and losses and other miscellaneous income and expense. We recognized net other expense of $60.1 million in 2001 compared to net other income of $18.2 million in 2000 and $7.6 million in 1999. Our net other expense for 2001 included net realized losses on equity investments of $69.0 million, which included the write-down of the carrying basis of most of our equity investments as a result of significant, non-temporary declines in the fair value and expected realizable amounts of these investments. Only $1.6 million in losses on equity investments were realized during 2000. Excluding these losses, we would have realized net other income of $8.9 million in 2001 and $19.8 million in 2000. The decrease in other income, net, excluding losses on equity investments, primarily resulted from decreases in interest income due to significant declines in market interest rates combined with an increase in interest expense related to the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC. The increase in net other income in 2000 compared to 1999 was primarily attributable to the combination of higher average investment balances and overall market interest rates offset by a full year’s interest expense on our convertible notes and net foreign currency exchange transaction losses.

The interest yields on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments’ policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned “Sensitivity to Market Risks.”

Non-cash Settlement

In October 2000, we settled a lawsuit filed by a former employee alleging his right to exercise vested stock options in 1996, prior to the initial public offering of our stock. The settlement resulted in the recognition of a $22.4 million non-cash, pre-tax charge during the third quarter of 2000.

Provision (Benefit) for Income Taxes

We recognized an income tax benefit of $263.0 million in 2001 and income tax expense of $35.7 million in 2000 and $24.6 million in 1999. Our effective income tax rate was 3.3% in 2001, (2.1)% in 2000 and 51.1% in 1999. We recognized income tax expense in 2000 despite our net loss before income taxes, resulting in a negative effective tax rate. The effective income tax rates during 2001 and 2000, and to a lesser extent 1999, differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in-process research and development and acquisition-related expenses. Other items affecting our effective tax rate during the periods presented include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. Excluding the impact of these and other items from our net income before income taxes results in effective tax rates of 36.0% in 2001, 37.5% in 2000 and 38.0% in 1999.

As of December 31, 2001 and 2000, we had net deferred tax assets totaling $633.0 million and $356.5 million. Realization of our deferred tax assets is dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire from 2005 through 2021. We recognized tax benefits from the exercise of stock options totaling $42.6 million in 2001 and $326.7 million in 2000. These tax benefits are reflected as increases to additional paid-in capital in our financial statements. We believe an annual tax benefit of a similar magnitude to that which was recorded in 2000 is unlikely to be realized in the foreseeable future. Considering our current level of taxable income without a stock option tax benefit of the magnitude realized in 2000, we believe it is more likely than not that the deferred tax assets will be realized during the net operating loss carryforward period. A valuation allowance for all or a portion of the remaining deferred tax assets may be necessary in future periods if our expectations regarding the realization of these assets change.

Earnings Per Common Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include (i) the dilutive effect of stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

•	The ongoing issuance of common stock associated with stock option exercises and restricted stock awards.

•	The issuance of common shares associated with our employee stock purchase plans.

•	Any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculation.

•	The issuance of common stock to effect business combinations should we enter into such transactions.

•	The issuance of common stock or warrants to effect joint marketing, joint development or other similar arrangements should we enter into such arrangements.

•	Assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at December 31, 2001 showed a 38.9% decrease in working capital in 2001. Working capital was $474.3 million as of December 31, 2001 and $776.7 million as of December 31, 2000. The decrease in working capital was the result of a $97.1 million decrease in cash and short-term investments, a $158.2 million decrease in net accounts receivable and a $85.8 million increase in accounts payable and other accrued expenses partly offset by a $18.4 million increase in deferred income taxes, prepaids and other current assets, a $14.1 million decrease in deferred revenue and a $6.3 million decrease in income taxes payable.

During 2001, net cash from operating activities decreased $241.8 million, net cash from investing activities increased $138.7 million and net cash from financing activities decreased $104.7 million, compared to totals for 2000. Cash and cash equivalents were $538.2 million at December 31, 2001, a decrease of $201.0 million compared to balances at December 31, 2000. The decrease in cash and cash equivalents was the result of $246.3 million in cash used in operating and investing activities offset by $45.6 million in cash provided by financing activities.

In addition to our cash and cash equivalents, we also maintain a portfolio of short-term investment securities to supplement our liquidity needs. Short-term investments totaled $188.0 million at December 31, 2001, up $103.9 million, or 123.6%, from $84.1 million at December 31, 2000. These investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have initial maturities of less than one year.

The most significant adjustments to reconcile net loss to net cash from operations in 2001 were depreciation and amortization of $2.9 billion, impairment of intangibles of $4.7 billion, deferred income taxes and disqualifying dispositions of $309.0 million, tax benefits from stock option exercises of $42.6 million, losses on equity investments of $69.0 million, bad debt expense of $74.3 million, the net decrease in accounts receivable of $87.8 million and the net increase in accrued liabilities of $99.4 million.

Significant uses of cash for investing activities in 2001 were purchases of premises and equipment of $53.7 million, cash fundings in connection with a line of credit arrangement with RightWorks prior to our acquisition totaling $28.6 million, and net purchases of debt securities and equity investments of $97.3 million.

The $45.6 million in net cash from financing activities in 2001 was from $70.3 million in proceeds from option exercises and stock issued under employee stock purchase plans, offset by $24.7 million paid on a note acquired in the acquisition of TSC.

Accounts receivable, net of allowance for doubtful accounts, decreased 53.0% in 2001. Days sales outstanding (DSO’s) in receivables decreased to 67 days as of December 31, 2001 from 73 days as of December 31, 2000. DSO’s decreased in part due to the use of more favorable payment terms in our contracts and strong collection efforts in the fourth quarter of 2001. There can be no assurance that DSO performance will remain at this level.

In August 2001, we obtained a one-year, $20.0 million letter of credit line to replace two $15.0 million, one-year revolving lines of credit that had expired. Letters of credit issued in connection with this line are secured by debt securities held in our brokerage account maintained by the lender. As of December 31, 2001, $4.9 million in letters of credit were outstanding under this line.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also repurchase any outstanding debt on the open market as opportunities are presented. As of December 31, 2001, none of the notes have been converted to common stock or repurchased on the open market.

In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003. After March 23, 2002 and prior to maturity, we may convert the note into shares of our common stock. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Additional details of the note are presented in Note 8 — Borrowings in the Notes to Consolidated Financial Statements included elsewhere in this report.

In the future, we may pursue acquisition of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the nature, timing and amount of consideration to be paid. Additionally, any material acquisitions of complementary businesses, products or technologies or joint venture arrangements could require us to obtain additional equity or debt financing.

We expect future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our net operating loss carryforwards against future tax liabilities. As of December 31, 2001, we had approximately $1.5 billion in net operating loss carryforwards, which represent up to approximately $540.8 million in future tax benefits. The utilization of the U.S. net operating loss carryforwards is subject to limitations and various expiration dates in years 2005 through 2021. Foreign net operating loss carryforwards have no expiration date.

We believe that existing cash, cash equivalent and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next year. The current weak macroeconomic environment has resulted in a softening of demand for enterprise application software and services, which has, among other things, led to a decline in revenues and negative operating cash flows. Sustained weak demand for enterprise application software within the product and industry segments we target, or for our products, would negatively impact future revenues and operating results, which, in turn, would negatively impact our liquidity. Additionally, we may not be able to obtain additional equity or debt financing.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 37.5% 34.9% and 31.7% of total revenues in 2001, 2000 and 1999. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. Prior to 2001, our strategy for managing foreign currency risk was limited to hedging certain significant accounts receivable that were denominated in a foreign currency and gains and losses realized from hedging activities were not significant. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 13 — Foreign Currency Risk Management in the Notes to Consolidated Financial Statements included elsewhere in this report.

Interest Rate Risk.    Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of December 31, 2001, 64.9% of our debt securities and time deposits had original or remaining maturities of three months or less, while 34.2% had original or remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. During 2001, the Federal Reserve Board decreased the discount rate by 475 basis points, which has led to significant declines in short-term market interest rates. As a result, the weighted-average yield on debt securities held as of December 31, 2001 was 3.85% compared to 4.74%, 5.02%, 5.40% and 6.8% for debt securities held as of September 30, 2001, June 30, 2001, March 31, 2001 and December 31, 2000, respectively. The decrease in the weighted-average yield on these investments resulted as maturing investments were reinvested at lower market yields as a result of the Federal Reserve Board’s recent actions. Based on our investment holdings as of December 31, 2001, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $5.4 million.

Credit Risk.    Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly rated corporations and municipalities as well as agencies of the U.S. government; however, a significant portion of these investments are in corporate debt securities which carry a higher level of risk compared to municipal and U.S. government-backed securities. In addition, we regularly monitor financial information related to our equity investments. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may require letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used.

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $12.0 million net after-tax unrealized gain during 2001 on these investments. We also wrote-down, by $35.5 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during 2001. Our ability to sell certain equity positions is restricted under securities laws or pursuant to contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. During the first quarter of 2001, we hedged a portion of an unrealized gain position in one of our equity holdings using a combination of put and call options. As of December 31, 2001, the fair value of this investment had declined $3.5 million from the date we placed the hedge and we adjusted its carrying basis accordingly. The increase in the fair value of the hedging instruments, which totaled $2.7 million at December 31, 2001, was recorded as an asset. The fair value of our investments in publicly traded companies totaled $23.2 million at December 31, 2001. The fair value of these investments would be $20.8 million assuming a 10% decrease in each stock’s price.

We have invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for technologies or products they have under development are typically in the early stages and may never materialize. Further, market conditions for these types of investments significantly deteriorated during 2001. As result of significant declines in the expected realizable amounts of these investments, we wrote-off all of our investments in privately held companies and recognized total losses of $33.0 million in 2001.

Recently Issued Accounting Pronouncements

See Note 16 — New Accounting Standards in the Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Risks Related To Our Business

We Have Recently Experienced Substantial Losses And May Not Achieve Or Maintain Profitability In The Future. Our Restructuring And Other Strategic Initiatives May Not Succeed In Restoring Us To Profitability, Which Would Have a Significant Adverse Effect On Our Business.

We incurred a substantial loss from operations in 2001. While this loss included large, non-cash charges primarily related to intangible assets and goodwill, the sharp decline in our revenues combined with an operating cost structure that was designed to support higher levels of revenue growth led to our failure to achieve profitability.

We initiated a restructuring plan, as well as other strategic initiatives, in 2001 with the objective of strengthening our operations and creating a more efficient cost structure. These plans, among other things, had the following goals: reductions in our workforce and facilities; improved alignment of our organization around our business objectives; realignment of our sales force; changes in our sales management; increasing the proportion of our development capacity in India; increasing demand generation programs; and creating and marketing technologies that are designed for higher volume sales.

While we have achieved some of our goals, including reducing our cost structure thus far, there can be no assurance that our revenues will grow from current levels or that we will achieve profitability in the future. Particularly, our ability to increase revenues may be adversely affected by our sales force realignment and sales management changes, as well as other risks and uncertainties described elsewhere in this section. In order to grow revenues, our existing sales force will have to be more productive and we may have to expand our sales force in future periods, which could require the use of significant resources. Failure to grow revenues and achieve profitability could substantially impair our ability to finance and support our operations, which would have a significant adverse effect on our business, results of operations and financial condition as well as our stock price.

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

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has continued to decline, exacerbated by uncertainty surrounding recent world events, and is more uncertain than in recent periods and has the potential to further materially and adversely affect us. The operating results of our business depend on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software and services caused by a weakening economy has resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which appears to have been more significantly adversely impacted by the current weak economic environment, and the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve.

We Are Investing Significant Resources In Developing And Marketing Our Software Solutions. The Market For These Solutions Is New And Evolving, And If This Market Does Not Develop As We Anticipate, Or If We Are Unable To Develop Acceptable Solutions, Serious Harm Would Result To Our Business.

We are investing significant resources in further developing and marketing enhanced products and services to facilitate conducting business on-line, within an enterprise and among many enterprises, or marketplaces. These include, among other things, transaction management solutions related to distributed order management and inventory visibility. The demand for, and market acceptance of, these products and services are subject to a high level of uncertainty, especially where development of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. These products and services are often complex and involve a new approach, which we refer to as dynamic value chain management, to the conduct of business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for this broader functionality may not develop, competitors may develop superior products and services, or we may not develop acceptable solutions to address this functionality. Any one of these events could seriously harm our business, operating results and financial condition.

Historically, A Small Number Of Individual License Sales Have Been Significant In Each Quarterly Period. While We Are Attempting To Transition To A More Volume-Based Sales Model, Our Operating Results For A Given Period Could Suffer Serious Harm If We Fail To Close One Or More Large Sales Expected For That Period Or If A Successful Transition To A More Volume-Based Sales Model Does Not Compensate For Fewer Large Sales.

We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. For example, during 2001, ten license sales recognized in the first quarter, five license sales recognized in the second quarter and three license sales recognized in each of the third and fourth quarters individually accounted for at least $5.0 million in license revenues during the quarter. In addition, our expectations of financial results for a particular quarter frequently assume the successful closing of multiple substantial license sales that we have targeted to close in that period. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, our operating results for that period could be seriously harmed. In an attempt to reduce our dependence on large license sales, we have begun to implement a transition to a sales model that more emphasizes the total volume of sales over the size of individual sales. However, there can be no assurance that our transition to a volume-based sales model will be successful or, even if it is, that this transition will substantially reduce our dependence on large license sales or compensate for the loss of larger license sales.

Our Software Products are Complex. Implementation Of Our Products Can Be Difficult, Time-Consuming And Expensive And Customers May Be Unable To Implement Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products.

Our software products are complex. Further, our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and cause issues relating to the collection of accounts receivable.

We Have Been And Continue To Be Subject To Certain Claims Pertaining To The Functionality And Implementation Of Our Products. These Claims, If Unresolved, Could Seriously Harm Our Business And Our Stock Price.

From time to time, customers make certain claims pertaining to the functionality and performance of our software and its implementation, citing a variety of issues. In this regard, Siemens has asserted certain claims against us regarding issues they claim to have experienced with respect to some of our software products and services. Whether customer claims of this type are founded or unfounded, if such claims are not resolved in a manner favorable to us, they may affect the market perception of our company and our products. Not only could this have an immediate effect on our stock price, but the potential resulting reputational damage could affect our ability to sell our products, which would seriously harm our business, operating results and financial condition.

We May Not Remain Competitive, And Increased Competition Could Seriously Harm Our Business.

Our competitors offer a wide variety of solutions including enterprise software. Relative to us, our competitors may have one or more of the following advantages:

•	Longer operating history.

•	Greater financial, technical, marketing, sales and other resources.

•	Superior product functionality in specific areas.

•	Greater name recognition.

•	A broader range of products to offer.

•	A larger installed base of customers.

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. Some competitors are even offering enterprise application software at no charge as components of product bundles. Further, traditional ERP venders such as SAP have recently focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete. As a result of this and other factors, we may not be able to compete successfully with our existing or new competitors. Any of these conditions could cause substantial harm to our business, operating results and financial condition.

Continued Decreases In Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

We derive a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions for supply chain management, supplier relationship management, customer relationship management and other products. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including weakness in the macroeconomic environment, particularly the high-tech sector; reductions in capital spending; and the changing composition of the customer base, which has led to a decline in our revenues. Other factors such as competition and technological change could also adversely impact demand for, or market acceptance of, these applications. Any further decrease in demand for our enterprise offerings could substantially harm our business, operating results and financial condition.

We May Not Be Successful In Convincing Customers To Migrate To Current Or Future Releases Of Our Products.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to us losing maintenance revenues and future business from customers that operate on prior versions of our products or choose to no longer use our products.

We Depend On Our Strategic Partners And Other Third Parties For Sales And Implementation Of Our Products. If We Fail To Derive Benefits From Our Existing And Future Strategic Relationships, Our Business Will Suffer.

From time to time, we have collaborated with other companies, including IBM and PricewaterhouseCoopers, in areas such as marketing, distribution or implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could seriously harm our business, operating results and financial condition.

We Have Contracted With Some Customers To Develop Custom Software Applications. Failure To Complete These Projects As Planned Could Harm Our Operating Results And Create Business Distractions That Could Harm Our Business.

Risks associated with our custom development projects include, but are not limited to:

•	We have only recently undertaken these custom development projects and we may be unable to effectively execute our business strategy.

•	Customers may withhold cash payments or attempt to cancel contracts if we fail to meet our delivery commitments.

•
We may be unable to recognize revenue associated with custom development projects in accordance with expectations. We generally recognize revenue from custom software development projects over time using the percentage-of-completion method of accounting. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•
Most of our projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project, the profit, if any, realized from the projects would be adversely affected to the extent that we have to add additional resources to complete the projects.

•
Part of our strategy for entering into custom development contracts is to leverage our costs associated with the technologies developed by integrating the technologies with software applications that can be marketed generally. If we are unable to leverage the technologies developed in custom development projects our revenues, growth, and operating results could suffer from the opportunities lost had we dedicated the resources used on the projects to other endeavors.

Our Objective Of Increasing Our Recurring Revenue Streams By Selling Services And Content To Marketplaces And Their Participants Is Unproven And May Be Unsuccessful.

As part of our business strategy, we are offering services and content to trading communities and participants in digital marketplaces. We are currently providing only a portion of the total solutions required to fully operate digital trading communities to only a relatively small segment of the total digital trading community market. We cannot be certain that these trading communities will be operated effectively, that enterprises will join and remain in these trading communities, or that we will develop and successfully market and deploy all solutions required to operate digital trading communities. If this business strategy is flawed, or if we are unable to execute it effectively, our business, operating results and financial condition could be substantially harmed. For example, during the second quarter of 2001, we incurred a special charge of approximately $26.0 million for bad debt expense taken primarily as a result of the poor financial conditions surrounding dot-com and public marketplace customers.

If We Publish Inaccurate Catalog Content Data, Our Content Sales Could Suffer.

The accurate publication of catalog content is critical to our customers’ businesses. Our suite of products offers content management tools that help suppliers manage the collection and publication of catalog content.

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

One of the features of our customer management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our customer management products are designed to operate with applications that protect user privacy, privacy concerns nevertheless may cause visitors to resist providing the personal data necessary to support this profiling capability. Any inability to adequately address consumers’ privacy concerns could seriously harm our business, financial condition and operating results.

Because Our Products Require The Transfer Of Information Over The Internet, Serious Harm To Our Business Could Result If Our Encryption Technology Fails To Ensure The Security Of Our Customers’ Online Transactions.

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

We May Not Successfully Integrate The Products, Technologies Or Businesses From, Or Realize The Intended Benefits Of Recent Acquisitions, And We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful.

In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Management’s negotiations of potential acquisitions or joint ventures and management’s integration of acquired products, technologies or businesses, could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. If we are unable to fully integrate acquired products, technologies or businesses, or train, retain and motivate personnel from the acquired businesses, we may not receive the intended benefits of those acquisitions, which could seriously harm our business, operating results and financial condition.

The Loss Of Any Of Our Key Personnel Or Our Failure To Attract Additional Personnel Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical, sales and managerial personnel. We have employment agreements with relatively few of our key technical, sales and senior management personnel. As a result, our employees could resign with little or no prior notice. We may not be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. Our loss of any of our key technical, sales and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business, operating results and financial condition.

If We Fail To Adequately Protect Our Intellectual Property Rights Or Face A Claim Of Intellectual Property Infringement By A Third Party, We Could Lose Our Intellectual Property Rights Or Be Liable For Significant Damages.

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy.

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

We Are Dependent On Third-Party Software That We Incorporate Into And Include With Our Products And Solutions. Impaired Relations With These Third Parties, Defects In Third-Party Software Or The Inability To Enhance Their Software Over Time Could Harm Our Business.

We incorporate and include third-party software into and with our products and solutions. Additionally, we may incorporate and include additional third-party software into and with our products and solutions in future product offerings. The operation of our products could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms or continue to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities.

Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or our ability to license the software to customers. Any impairment in our relationship with these third parties could adversely impact our business, results of operations and financial condition.

We Currently Face Material Litigation And Are Likely To Contend With Additional Litigation In The Future Due To The Volatility Of Our Stock Price.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations. We and certain of our directors and executive officers are named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. While we vigorously dispute these allegations, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and such actions may cause a diversion of management time and attention. Due to the volatility of the stock market and particularly the stock prices of technology companies, it is possible that we will face additional class action lawsuits in the future.

Because Of Our Significant International Operations, We Face Risks Associated With International Sales, Development And Operations That Could Harm Our Company.

Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. In addition, we have been expanding and may continue to expand our international operations in the future, which increases our exposure to these risks. The risks we face internationally include, among other things:

•	Difficulties and costs of staffing and managing geographically disparate operations.

•	Extended accounts receivable payment cycles in certain countries.

•	Compliance with a variety of foreign laws and regulations.

•	Overlap of different tax structures.

•	Meeting import and export licensing requirements.

•	Trade restrictions.

•	Changes in tariff rates.

•	Changes in general economic and political conditions in international markets.

Any of the above factors, among other things, could adversely affect the success of our international operations. One or more of these factors could have a material adverse effect on our business and operating results.

We recently initiated a program to shift a larger proportion of our development capacity to India. Our current infrastructure in India is less developed and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic and political conditions of India. Operational issues, economic and political instability, and other unforeseen occurrences, in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers, which could have a significant adverse effect on our business and operating results.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 35.0% of our employees, and an increasing percentage of international revenues, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could seriously harm our future business, results of operations and financial condition.

Our Software May Contain Undetected Errors.

Our software programs may contain undetected errors or “bugs.” Although we conduct extensive testing, we may not discover bugs until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in loss of customers or reputation, adverse publicity, loss of revenues, delay in market acceptance, diversion of development resources, increased insurance costs or claims against us by customers, any of which could seriously harm our business, operating results and financial condition.

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

Our Executive Officers And Directors Have Significant Influence Over Stockholder Votes.

As of March 19, 2002, our executive officers and directors together beneficially owned approximately 29.6% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquiror from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

Our Charter And Bylaws Have Anti-Takeover Provisions.

Provisions of our certificate of incorporation and our bylaws, Delaware law and our recently announced stockholder rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination.

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult For You To Resell Common Stock When You Want At Prices You Find Attractive.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2001, the market price of our common stock on the Nasdaq National Market has fluctuated between $2.98 and $61.00 per share. The following factors may significantly affect the market price of our common stock:

•	Quarterly variations in our results of operations.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	General market conditions or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely, often due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

Risks Related To Our Industry

The Customers In The Markets In Which We Compete Demand Rapid Technological Change, Including The Expectation That Our Existing Offerings Will Continue To Perform More Efficiently And That We Will Continue To Introduce New Product Offerings. If We Do Not Respond To The Technological Advances Required By The Marketplace, Our Business Could Be Seriously Harmed.

Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, competitors continue to make rapid technological advances in computer hardware and software technology and frequently introduce new products, services and enhancements. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with the technological developments of our competitors. We must also satisfy increasingly sophisticated customer requirements. If we cannot successfully respond to the technological advances of others, or if our new products or product enhancements and services do not achieve market acceptance, our business, operating results and financial condition could be seriously harmed.

Some of Our Offerings Require The Use Of The Internet To Take Full Advantage Of The Functionality That They Provide. If Use Of The Internet For Commerce And Communication Does Not Increase As We Anticipate, Our Business Will Suffer.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV, Item 14(a)(1) and (2).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive annual meeting proxy statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after December 31, 2001, and specified information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1 — Election of Directors,” “Executive Compensation and Other Matters — Directors and Executive Officers” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned “Executive Compensation and Other Matters.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned “Principal Stockholders.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned “Executive Compensation and Other Matters — Certain Transactions with Management.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K:

1.
Consolidated Financial Statements.    The following Consolidated Financial Statements of i2 Technologies, Inc., as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are filed as part of this Form 10-K on the pages indicated:

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.
Exhibits.    Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description

2.1*
— Agreement and Plan of Reorganization, dated March 12, 2000, by and among i2, Hoya Merger Corp. and Aspect Development, Inc. (filed as Exhibit 1 to the Schedule 13D filed by i2 on March 22, 2000 with respect to Aspect Development, Inc. and incorporated herein by reference).

2.2*
— Agreement and Plan of Reorganization, dated March 12, 2000, by and among i2, Starfish Merger Corporation and SupplyBase, Inc. (filed as Exhibit 2.3 to i2’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.3*
— Agreement and Plan of Reorganization, dated March 8, 2001, by and among i2, Rome Merger Corporation and RightWorks Corporation (attached as Annex A to the proxy statement/prospectus contained in i2’s Registration Statement on Form S-4 (Reg. No. 333-60128) (the “RightWorks S-4”)).

3.1*	— Restated Certificate of Incorporation, as amended through November 29, 2000 (filed as Exhibit 3.1 to i2’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2*	— Amended and Restated Bylaws, as amended through May 21, 2001 (filed as Exhibit 3.1 to i2’s Registration Statement on Form S-3 (Reg. No. 333-59106)).

3.3*	— Certificate of Designation of Series A Junior Participating Preferred Stock (included in Exhibit 4.4 below).

4.1*	— Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

4.2*
— Indenture, dated as of December 10, 1999, between i2 and Chase Bank of Texas, National Association, as trustee, including the form of note set forth in Section 2.2 thereof (filed as Exhibit 4.2 to i2’s Registration Statement on Form S-3 (Reg. No. 333-31342) (the “Notes Form S-3”)).

4.3*
— Registration Rights Agreement, dated as of December 10, 1999, among i2 and Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston (filed as Exhibit 4.3 to the Notes Form S-3).

4.4*
— Rights Agreement, dated as of January 17, 2002, between i2 and Mellon Investor Services LLC, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A preferred Stock as Exhibit C (filed as Exhibit 4 to i2’s Current Report on Form 8-K filed on January 22, 2002 (the “January 2002 8-K”)).

10.1*	— Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2*	— i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through April 12, 2001 (included as Appendix B to i2’s definitive proxy statement filed on April 27, 2001).

10.3*	— Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the Form S-1).

Exhibit Number	Description

10.4*	— Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5*	— i2 Technologies, Inc. Employee Stock Purchase Plan, as amended and restated through April 20, 2001 (included as Appendix C to i2’s definitive proxy statement filed on April 27, 2001).

10.6*	— i2 Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 99.4 to i2’s Registration Statement on Form S-8 (Reg. No. 333-85791 (the “1999 S-8”)).

10.7*	— Think Systems Corporation 1996 Incentive Stock Plan (filed as Exhibit 99.3 to i2’s Registration Statement on Form S-8 (Reg. No. 333-28147) (the “Think/Optimax S-8”)).

10.8*	— Think Systems Corporation 1997 Incentive Stock Plan (filed as Exhibit 99.1 to the Think/Optimax S-8).

10.9*	— Optimax Systems Corporation Stock Option Plan (filed as Exhibit 99.10 to the Think/Optimax S-8).

10.10*	— InterTrans Logistics Solutions Limited 1997 Stock Incentive Plan (filed as Exhibit 99.7 to i2’s Registration Statement on Form S-8 (Reg. No. 333-53667)).

10.11*	— SMART Technologies, Inc. 1996 Stock Option/Stock Issuance Plan (filed as Exhibit 99.13 to the 1999 S-8).

10.12*	— Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.6 to i2’s Current Report on Form 8-K dated November 30, 1999 (the “November 1999 8-K”)).

10.13*	— Lease with Two Colinas Crossing dated August 3, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.7 to the November 1999 8-K).

10.14*	— SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2’s Registration Statement on Form S-8 (Reg. No. 333-36478)).

10.15*	— Aspect Development, Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 99.2 to the Aspect S-8).

10.16*	— Aspect Development, Inc. 1992 Stock Option Plan (filed as Exhibit 99.3 to the Aspect S-8).

10.17*	— Aspect Development, Inc. 1996 Outside Directors Stock Option Plan (filed as Exhibit 99.4 to the Aspect S-8).

10.18*	— Aspect Development, Inc. 1996 Employee Stock Purchase Plan (filed as Exhibit 99.5 to the Aspect S-8).

10.19*	— Transition Analysis Component Technology, Inc. 1997 Stock Plan (filed as Exhibit 99.6 to the Aspect S-8).

10.20*	— Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

10.21*	— Common Stock Purchase Agreement, dated March 7, 2000, between i2 and International Business Machines Corporation (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on April 11, 2000).

Exhibit Number	Description

10.22*+	— Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Robert L. Evans (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.23*+	— Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.24*+	— Amendment 1 to Employment and Non-Compete Agreement, dated April 15, 2001 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.25 to the RightWorks S-4).

10.25+	— Amendment 2 to Employment and Non-Compete Agreement, dated October 1, 2001, between i2 Technologies US, Inc. and Romesh T. Wadhwani.

10.26+	— Amendment 3 to Employment and Non-Compete Agreement, dated January 1, 2002 between i2 Technologies US, Inc. and Romesh T. Wadhwani.

10.27*	— Loan and Security Agreement dated March 28, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.1 to the RightWorks S-4).

10.28*	— First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to the RightWorks S-4).

16.1*	— Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on April 21, 1999).

21.1	— List of subsidiaries.

23.1	— Consent of Arthur Andersen LLP.

24.1	— Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on this signature page contained in Part IV of this Form 10-K.

99.1	— Letter to the Securities and Exchange Commission regarding certain representations received from Arthur Andersen LLP in connection with their audits.

*	Incorporated herein by reference to the indicated filing.

+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2001. After December 31, 2001, we filed the following:

•	Report on Form 8-K (Item 5) on January 22, 2002, which announced the declaration a dividend of one preferred share purchase right for each outstanding share of its common stock on January 17, 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: March 26, 2002
	By:	/s/ WILLIAM M. BEECHER

William M. Beecher
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Gregory A. Brady and William M. Beecher, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. BRADY Gregory A. Brady	Chief Executive Officer, President and Director (Principal executive officer)	March 26, 2002

/s/ WILLIAM M. BEECHER William M. Beecher	Executive Vice President and Chief Financial Officer (Principal financial officer)	March 26, 2002

/s/ DAVID C. BECKER David C. Becker	Senior Vice President - Finance & Accounting (Principal accounting officer)	March 26, 2002

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman of the Board	March 26, 2002

/s/ ROMESH T. WADHWANI Romesh T. Wadhwani	Vice Chairman and Director	March 26, 2002

/s/ HARVEY B. CASH Harvey B. Cash	Director	March 26, 2002

/s/ ROBERT L. CRANDALL Robert L. Crandall	Director	March 26, 2002

/s/ MICHAEL H. JORDAN Michael H. Jordan	Director	March 26, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
i2 Technologies, Inc.

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i2 Technologies, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	ARTHUR ANDERSEN LLP

Dallas, Texas
January 17, 2002

i2 TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands, except par value)

	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$538,218	$739,241
Short-term investments	187,977	84,086
Accounts receivable, net of allowance for doubtful accounts of $50,286 and $31,329	140,246	298,465
Deferred income taxes, prepaids and other current assets	95,373	76,989

Total current assets	961,814	1,198,781
Premises and equipment, net	129,475	124,852
Deferred income taxes and other assets	592,977	410,026
Identified intangible assets and goodwill, net	106,771	7,492,167

Total assets	$1,791,037	$9,225,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,681	$49,628
Accrued liabilities	226,258	111,739
Accrued compensation and related expenses	62,176	84,942
Deferred revenue	151,624	165,689
Income taxes payable	3,779	10,056

Total current liabilities	487,518	422,054
Other long-term liabilities	345	325
Long-term debt	410,930	350,000

Total liabilities	898,793	772,379
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 424,253 and 405,840 shares issued and outstanding	106	102
Additional paid-in capital	10,353,602	10,174,012
Accumulated other comprehensive income (loss)	3,757	(6,694)
Accumulated deficit	(9,465,221)	(1,713,973)

Total stockholders’ equity	892,244	8,453,447

Total liabilities and stockholders’ equity	$1,791,037	$9,225,826

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999
Revenues:
Software licenses	$457,674	$709,177	$352,597
Services	320,926	271,009	147,893
Maintenance	206,999	146,139	70,620

Total revenues	985,599	1,126,325	571,110
Costs and expenses:
Cost of revenues:
Cost of software licenses	66,572	53,331	17,981
Amortization of acquired technology	48,046	29,054	—
Cost of services and maintenance	298,318	234,191	125,934
Sales and marketing	465,861	390,111	194,752
Research and development	290,419	217,938	132,278
General and administrative	107,992	86,888	53,188
Amortization of intangibles	2,792,793	1,724,551	—
In-process research and development and acquisition-related expenses	12,700	102,373	6,552
Impairment of intangibles	4,740,519	—	—
Restructuring charges	116,541	—	—

Total costs and expenses	8,939,761	2,838,437	530,685

Operating income (loss)	(7,954,162)	(1,712,112)	40,425
Other income (expense), net	(60,078)	18,227	7,642
Non-cash settlement	—	(22,412)	—

Income (loss) before income taxes	(8,014,240)	(1,716,297)	48,067
Provision (benefit) for income taxes	(262,992)	35,716	24,552

Net income (loss)	$(7,751,248)	$(1,752,013)	$23,515

Earnings (loss) per common share:
Basic	$(18.68)	$(4.83)	$0.08
Diluted	$(18.68)	$(4.83)	$0.07
Weighted-average common shares outstanding:
Basic	414,860	362,723	300,838
Diluted	414,860	362,723	335,678
Comprehensive income (loss):
Net income (loss)	$(7,751,248)	$(1,752,013)	$23,515
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities arising during the period	(48,162)	(7,670)	—
Reclassification adjustment for net realized losses on available-for-sale securities included in income	69,040	1,578	—

Net unrealized gain (loss)	20,878	(6,092)	—
Foreign currency translation adjustments	(2,820)	1,240	(3,293)
Tax effect of other comprehensive income (loss)	(7,607)	2,284	—

Total other comprehensive income (loss)	10,451	(2,568)	(3,293)

Total comprehensive income (loss)	$(7,740,797)	$(1,754,581)	$20,222

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 1999	293,000	$72	$214,886	$(833)	$14,861	$228,986
Exercise of options and issuance of stock under stock purchase plans	17,260	6	36,385	—	—	36,391
Shares issued in acquisitions	564	—	4,800	—	—	4,800
Tax benefit of stock options	—	—	41,329	—	—	41,329
Amortization of deferred compensation	—	—	440	—	—	440
Foreign currency translation	—	—	—	(3,293)	—	(3,293)
Net income	—	—	—	—	23,515	23,515

Balance at December 31, 1999	310,824	78	297,840	(4,126)	38,376	332,168
Exercise of options and issuance of stock under stock purchase plans	21,027	6	150,591	—	(336)	150,261
Shares issued in acquisitions	73,989	18	9,367,694	—	—	9,367,712
Options issued in non-cash settlement	—	—	22,412	—	—	22,412
Tax benefit of stock options	—	—	326,710	—	—	326,710
Amortization of deferred compensation	—	—	8,765	—	—	8,765
Change in fair value of securities available for sale, net of tax	—	—	—	(3,808)		(3,808)
Foreign currency translation	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	(1,752,013)	(1,752,013)

Balance at December 31, 2000	405,840	102	10,174,012	(6,694)	(1,713,973)	8,453,447
Exercise of options and issuance of stock under stock purchase plans	12,009	3	70,295	—	—	70,298
Shares issued in acquisitions	6,151	1	51,172	—	—	51,173
Common stock issued	253	—	13,425	—	—	13,425
Tax benefit of stock options	—	—	42,642	—	—	42,642
Amortization of deferred compensation	—	—	2,056	—	—	2,056
Change in fair value of securities available for sale, net of tax	—	—	—	13,271		13,271
Foreign currency translation	—	—	—	(2,820)	—	(2,820)
Net loss	—	—	—	—	(7,751,248)	(7,751,248)

Balance at December 31, 2001	424,253	$106	$10,353,602	$3,757	$(9,465,221)	$892,244

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(7,751,248)	$(1,752,013)	$23,515
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of in-process research and development	12,700	101,341	3,267
Depreciation and amortization	2,889,685	1,781,411	16,427
Write-down of equipment	9,976	—	—
Impairment of intangibles	4,740,519	—	—
Provision for bad debts charged to costs and expenses	74,346	21,829	11,065
Amortization of deferred compensation	2,056	8,765	440
Non-cash settlement	—	22,412	—
Loss on corporate equity security investments	69,040	1,578	—
Loss on assets disposed in restructuring	11,391	—	—
Deferred income taxes and disqualifying dispositions	(308,963)	(351,093)	(26,651)
Tax benefit from stock option exercises	42,642	326,710	41,329
Changes in operating assets and liabilities:
Accounts receivable, net	87,841	(132,325)	(40,974)
Prepaids and other assets	37,622	(12,604)	(10,196)
Accounts payable	(11,245)	25,821	8,182
Accrued liabilities	99,415	37,697	18,913
Accrued compensation and related expenses	(27,578)	44,499	17,802
Deferred revenue	(22,037)	62,346	21,388
Income taxes payable	(5,998)	5,576	2,493

Net cash from operating activities	(49,836)	191,950	87,000

Cash flows from investing activities:
Net cash acquired (paid) in acquisitions	(3,704)	55,232	—
Direct costs of purchase transactions	(11,710)	(41,012)	(500)
Purchases of developed technology	(1,400)	—	—
Short-term loan to RightWorks prior to acquisition	(28,636)	—	—
Purchases of premises and equipment	(53,737)	(87,881)	(33,496)
Net change in short-term investments	(58,879)	68,273	(25,391)
Purchases of corporate equity security investments	(5,000)	(48,764)	(6,028)
Sales of corporate equity security investments	1,083	3,372	—
Return of capital received on equity investment	714	—	—
Purchases of long-term debt securities	(35,169)	(6,929)	—

Net cash from investing activities	(196,438)	(57,709)	(65,415)

Cash flows from financing activities:
Payments on debt	—	—	(5,532)
Payment of note acquired in acquisition of TSC	(24,698)	—	—
Advances from stockholders	—	—	4,000
Payments on advances from stockholders	—	—	(4,000)
Net proceeds from issuance of debt	—	—	340,375
Net proceeds from option exercises and stock issued under employee stock purchase plans	70,298	150,261	36,391

Net cash from financing activities	45,600	150,261	371,234

Effect of exchange rates on cash	(349)	154	(845)
Net change in cash and cash equivalents	(201,023)	284,656	391,974
Cash and cash equivalents at beginning of period	739,241	454,585	62,611

Cash and cash equivalents at end of period	$538,218	$739,241	$454,585

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a leading provider of enterprise software applications and solutions for dynamic value chain management. A value chain is an extended supply chain that encompasses the demand chain and other activities that add value. Dynamic value chain management is a business approach to manage variability and increase efficiency in the value chain by reducing complexity, increasing visibility and increasing transaction velocity. Our product suites may be used by enterprises to align their value chains to better serve their customers and to help optimize business processes both internally and across the value chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our product suites include software solutions for supply chain management, supplier relationship management and customer relationship management. We provide content and content management solutions as well as integration services to enable our products to work with other applications. We also provide services such as consulting, training and maintenance in support of these offerings.

Principles of Consolidation.    The consolidated financial statements include the accounts of i2 Technologies, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

All share and per share data reflect the two-for-one stock splits of our common stock paid as 100% stock dividends on December 5, 2000 and February 17, 2000.

We acquired Sales Marketing Administration Research Tracking Technologies, Inc. (SMART) in 1999. This business combination was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements give retroactive effect to the combination for all periods presented. In 2000, we acquired SupplyBase, Inc. (SupplyBase) and Aspect Development, Inc. (Aspect) and in 2001, we acquired Trade Services Corporation, including its affiliate ec-Content (collectively, “TSC”), and RightWorks Corporation. Each of these transactions was accounted for as a purchase business combination. Accordingly, the results of operations of these entities have been included with our results of operations since their respective acquisition dates. A more detailed discussion of business combinations is presented in Note 2 — Business Combinations.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for doubtful accounts, fair values of financial instruments and status of contingencies are particularly subject to change.

Cash and cash equivalents.    Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term time deposits and other liquid investments in debt securities with initial maturities of less than three months.

Investments.    Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are classified as available for sale when they might be sold before maturity. Investments in marketable equity securities are classified as available for sale. Investments in equity securities with no public market are carried at cost. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses due to bad debts that have been incurred within the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio; however, its establishment involves an element of uncertainty and future events may cause significant fluctuations. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any receivable that, in our judgment, should be written off.

Financial Instruments.    Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly rated corporations and municipalities as well as agencies of the U.S. government. In addition, we regularly monitor financial information related to our investments in corporate equity securities. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may require letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used.

Premises and Equipment.    Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over shorter of the expected term of the lease or estimated useful life.

Goodwill and Purchased Intangible Assets.    Goodwill, acquired technology and other intangible assets related to business acquisitions are amortized on a straight-line basis over periods of 18 months to five years. All of our goodwill is associated with our entire company (“enterprise level”) rather than any specific identifiable asset or product line. Each quarter we evaluate whether an impairment of this enterprise goodwill may exist by comparing the book value of the our common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, we evaluate whether the condition is other than temporary based primarily on fluctuations in the company’s stock price. If the product of shares and market price is continuously less than book value we review daily closing market prices for the prior six months and consider all other available evidence to determine whether the current market condition would be deemed to be other than temporary. If we determine that the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter. A new accounting standard that impacts accounting for goodwill was issued during 2001. See Note 16 — New Accounting Standards.

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

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets.    Premises and equipment, goodwill associated with specific identifiable assets and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, assets are recorded at fair value. Other long-term assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations.

Capitalized Research and Development Costs.    Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products has substantially coincided with the general release of such software. As a result, software development costs qualifying for capitalization have been insignificant and, therefore, we have not capitalized any such costs other than those recorded in connection with our acquisitions.

Revenue Recognition.    Revenues consist of software license revenues, service revenues and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.”

Software license revenues are recognized upon shipment, provided fees are fixed and determinable and collection is probable. Revenue for agreements that include one or more elements to be delivered at a future date is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as license revenue. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered, or their fair values have been determined. Agreements that include a right to unspecified future products are recognized ratably over the term of the agreement. License fees from reseller agreements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the terms of the agreements. License revenues from custom development projects are generally recognized in proportion to the percentage completion of the project. Fees from licenses sold together with services are generally recognized upon shipment, provided fees are fixed and determinable, collection is probable, payment of the license fee is not dependent upon the performance of any related consulting services by us and any such consulting services are not essential to the functionality of the licensed software.

Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized under service agreements as the services are performed. Service arrangements are generally contracted in connection with the initial license transaction. Reimbursements received from customers for out-of-pocket expense incurred in connection with providing these services are reported as reductions of expenses incurred in our Consolidated Statement of Operations. A new accounting standard that impacts accounting for such reimbursements will be effective in 2002. See Note 16 — New Accounting Standards.

Maintenance revenues are derived from technical support and software updates provided to customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments received in advance of revenue recognized are classified as deferred revenue in the Consolidated Balance Sheets. Royalties associated with third-party software products integrated with our technology are expensed when the products are shipped while commissions payable to affiliates in connection with sales assistance are expensed when the transactions are recognized. Accrued royalties payable totaled $26.6 million and $12.1 million at December 31, 2001 and 2000 while accrued affiliate commissions payable totaled $18.5 million and $28.4 million at those dates.

We generally warrant our products will function substantially in accordance with documentation provided to customers. We accrue for warranty claims on a case-by-case basis; however, due to the unique nature of each claim and lack of a settlement history, estimating the necessary accrual involves an element of uncertainty and future events may cause significant fluctuations.

Income Taxes.    Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.

Basic and Diluted Earnings Per Common Share.    Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include (i) the dilutive effect of stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. The computations also give retroactive effect to the exchange of common shares in connection with the SMART acquisition in 1999 (see Note 2 — Business Combinations). A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2001, 2000 and 1999 is provided in Note 10 — Stockholders’ Equity and Earnings Per Common Share.

Stock-Based Compensation Plans.    Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with Accounting Principles Board (APB) Opinion No. 25. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures shown in Note 11 — Employee Benefit Plans use the fair value method of SFAS 123 to measure expense for options granted using an option-pricing model to estimate fair value.

Deferred Compensation.    Deferred compensation is recorded as a component of stockholders’ equity for stock options issued to non-employees and restricted stock awards. The compensation is valued as the services are performed and recognized over the service period.

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive income. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in “other income (expense), net” in the Consolidated Statements of Operations.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments.    Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except investment securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity.

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

2.    Business Combinations

RightWorks

On August 22, 2001, we completed our acquisition of RightWorks Corporation, a developer of software that is designed to help companies to manage procurement activities across multiple enterprises for both direct and indirect materials, and support corporate buying models. We purchased all the outstanding shares of RightWorks for approximately $45.4 million. The total purchase price includes $38.8 million of our common stock (5.4 million shares), stock warrants and restricted stock; approximately $20.1 million in acquisition-related costs primarily for professional fees; and $1.5 million related to our relinquishing a prior investment in RightWorks. Offsetting these items, in connection with the acquisition, we were assigned a $14.0 million promissory note and approximately $1.0 million in accrued interest payable by RightWorks to Internet Capital Group, Inc., the majority shareholder of RightWorks prior to our acquisition. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of RightWorks have been included with our results of operations since August 22, 2001.

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

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Current assets	$6,812
Premises and equipment	5,798
Developed technology intangible asset	35,938
Goodwill	61,912
In-process research and development	8,000
Liabilities assumed	(73,077)

Total	$45,383

The developed technology intangible asset is being amortized over three years. In accordance with a new accounting standard effective for acquisitions closed after June 30, 2001, the goodwill recognized in this acquisition will not be amortized. See Note 16 — New Accounting Standards.

In connection with our acquisition of RightWorks, $8.0 million, or 17.6%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, primarily the next release of the RightWorks eBusiness Application Suite, were approximately 70.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

Pro forma condensed consolidated results of operations assuming RightWorks had been acquired on January 1, 2000 are not presented because the acquisition of RightWorks was not considered significant based on SEC rules and regulations regarding significant acquisitions, either individually or when aggregated with the acquisition of TSC.

TSC

On March 23, 2001, we completed our acquisition of Trade Service Corporation, a provider of maintenance, repair and overhaul (MRO) content and its affiliate ec-Content, Inc. (collectively, “TSC”), which develops and manages content for digital marketplaces, procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $79.5 million, including acquisition-related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million when issued, a convertible promissory note for $60.9 million and approximately $1.2 million in acquisition costs. See Note 8 — Borrowings for details of the convertible promissory note. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed	$(23,872)
Identified intangible assets:
Developed technology	8,500
Assembled workforce	600
Relationships	12,500
Content databases	14,800
Goodwill	62,266
In-process research and development	4,700

Total	$79,494

Identified intangible assets are being amortized over two to five years, while goodwill is being amortized over three years. In connection with a new accounting standard issued in 2001, this goodwill will not be amortized subsequent to December 31, 2001. See Note 16 — New Accounting Standards.

In connection with our acquisition of TSC, $4.7 million, or 5.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including web-based content management and web-enablement technologies, ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets and liabilities acquired.

Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2000 are not presented because the acquisition of TSC was not considered significant based on SEC rules and regulations regarding significant subsidiaries.

Aspect and SupplyBase

On June 9, 2000, we completed our acquisition of Aspect a developer of collaborative solutions for standardized content management and inbound supply chain solutions for marketplaces. We issued or reserved for issuance 67.5 million shares of our common stock with a fair market value of $6.4 billion and exchanged options to purchase 28.5 million shares of our common stock with a fair value of $2.4 billion. The fair value of the exchanged options was valued using the Black-Scholes options pricing model with the following assumptions: expected volatility of 0.84, weighted-average risk-free interest rate of 5.60%, expected terms ranging from 1-4 years and no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $39.5 million, resulting in a total purchase price of $8.8 billion. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Aspect have been included with our results of operations since June 9, 2000.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price paid for the Aspect acquisition was allocated based on the estimated fair values of the assets acquired, as follows:

Net assets acquired	$161,568
Identified intangible assets
Developed technology	81,000
Assembled workforce	10,000
Content databases	84,000
Installed customer base	42,000
Goodwill	8,344,292
In-process research and development	83,000

Total	$8,805,860

In connection with our acquisition of Aspect, $83.0 million, or 0.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including next-generation software products, ranged from 54.0% to 59.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 20.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology.

On April 28, 2000, we completed our acquisition of SupplyBase, a developer of high-end interactive database products, services and supply chain management tools for managing custom content. We issued or reserved for issuance 3.6 million shares of our common stock with a fair market value of $345.5 million in exchange for all outstanding stock, options and warrants of SupplyBase. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $6.8 million, resulting in a total purchase price of $352.3 million. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of SupplyBase have been included with our results of operations since April 28, 2000.

The total purchase price paid for the SupplyBase acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed	$(1,663)
Identified intangible assets:
Developed technology	2,800
Assembled workforce	1,200
Content databases	11,700
Goodwill	331,815
In-process research and development	6,400

Total	$352,252

In connection with our acquisition of SupplyBase, $6.4 million, or 1.8%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including new generation and web-based content

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management products, ranged from 5.0% to 75.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 25.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for 2000 and 1999 assuming SupplyBase and Aspect had been acquired at the beginning of the periods presented:

	2000	1999
Pro Forma (Unaudited)
Revenue	$1,178,931	$671,422
Net loss	(2,989,314)	(2,982,570)
Basic and diluted loss per common share	(7.60)	(8.07)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process research and development have not been included in the unaudited pro forma results because they are nonrecurring and directly related to the acquisitions.

SMART

We acquired SMART in July 1999. In connection with the acquisition, we issued or reserved for issuance 8.4 million shares of our common stock in exchange for all outstanding stock and options of SMART. This business combination was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements give retroactive effect to the combination for all periods presented.

The separate revenues and net income (loss) of i2 and SMART (prior to acquisition date) and the combined amounts presented in the consolidated financial statements follow:

1999
Total revenues:
i2	$569,246
SMART	1,864

$571,110

Net income (loss):
i2	$33,536
SMART	(10,021)

$23,515

During 1999, we incurred $6.6 million in acquisition related expenses in connection with the SMART pooling acquisition. These costs included investment banking, legal and accounting fees and expenses, amortization of acquisition-related intangible assets and the write-off of in-process research and development.

Other Acquisitions

We also acquired certain other businesses in 2000 and 1999 for an aggregate purchase price of $2.9 million and $5.3 million, which included cash, stock, assumed liabilities and acquisition costs. These acquisitions were

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for as purchase business combinations. Accordingly, we allocated the purchase prices based on the estimated fair value of assets acquired and liabilities assumed.

3.    Asset Acquisition

On March 27, 2000, we purchased various software assets, cross-patent rights and software licenses with an aggregate value of $234.0 million from IBM in exchange for 2.6 million shares of our common stock. In connection with our acquisition of certain assets from IBM, we allocated $8.9 million, or 3.8%, of the purchase price to purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. The technologies under development at the valuation date were next-generation technologies that were related to retailer and paper-mill scheduling and planning software. These technologies ranged from 73.0% to 85.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 19.0% was used to value the in-process research and development.

In connection with the purchase agreement, we may issue IBM up to an additional $250.0 million in shares of our common stock, valued based on a trading average prior to the date of issuance. We could be obligated to issue some or all of these shares in the future based on the amount of the revenue we derive from or through IBM during four annual periods, with the first annual period ending December 31, 2000. Issuance of this stock will be recorded as a commission or sales discount and not as an addition to purchase price. We issued $13.4 million, or approximately 253,000 shares, of common stock to IBM based on revenue derived during 2000.

4.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months are classified as available for sale and reported as cash and cash equivalents in the Consolidated Balance Sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents as of December 31, 2001 and 2000 were as follows:

	2001	2000
Short-term time deposits	$56,512	$12,840
Obligations of state and local municipalities	178,850	111,305
Corporate bonds and notes	93,500	—
Commercial paper	24,975	409,088

	$353,837	$533,233

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in debt securities with original maturities in excess of three months but less than one year are classified as available for sale and reported as short-term investments in the Consolidated Balance Sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2001
Obligations of state and local municipalities	$9,395	$5	$—	$9,400
Corporate bonds and notes	176,690	1,887	—	178,577

	$186,085	$1,892	$—	$187,977

December 31, 2000
U.S. government obligations	$18,064	$—	$—	$18,064
Obligations of state and local municipalities	1,136	—	—	1,136
Corporate bonds and notes	54,886	—	—	54,886
Commercial paper	10,000	—	—	10,000

	$84,086	$—	$—	$84,086

Investments in debt securities with original maturities in excess of one year and corporate equity securities are classified as available for sale and reported as other assets in the Consolidated Balance Sheets. All long-term debt securities outstanding at December 31, 2001 will contractually mature within 2 years. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2001
Corporate bonds and notes	$4,976	$69	$—	$5,045
Corporate equity securities	10,338	12,826	—	23,164

	$15,314	$12,895	$—	$28,209

December 31, 2000
U.S. government obligations	$7,000	$—	$—	$7,000
Corporate bonds and notes	6,019	—	—	6,019
Corporate equity securities	59,723	2,002	(8,094)	53,631

	$72,742	$2,002	$(8,094)	$66,650

As of December 31, 2001, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies. As of December 31, 2000, in addition to common stock and warrants of public companies, corporate equity securities also included common stock of non-public companies. As of December 31, 2001, $8.8 million in debt securities were pledged as collateral for outstanding letters of credit. See Note 8 — Borrowings.

Interest and dividend income on investments totaled $36.1 million in 2001, $43.5 million in 2000 and $9.7 million in 1999. Net realized losses on investments, all of which were corporate equity securities, totaled $69.0 million in 2001 and $1.6 million 2000. Realized gains and losses in 1999 were not significant.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts was as follows:

	2001	2000	1999
Balance at beginning of period	$31,329	$17,474	$8,551
Provision for bad debts charged to costs and expenses	74,346	21,829	11,065
Write-offs	(58,464)	(11,497)	(2,142)
Acquired allowances and other adjustments	3,075	3,523	—

Balance at end of period	$50,286	$31,329	$17,474

Actual cash collections of accounts receivable totaled $1.1 billion in 2001, $1.1 billion in 2000 and $561.2 million in 1999.

6.    Premises and Equipment

Premises and equipment as of December 31, 2001 and 2000 consisted of the following:

	2001	2000
Computer equipment and software	$111,578	$84,114
Furniture and fixtures	60,717	53,712
Buildings and land	12,450	—
Leasehold improvements	50,866	51,479

	235,611	189,305
Less: Accumulated depreciation	(106,136)	(64,453)

	$129,475	$124,852

Depreciation of premises and equipment totaled $48.8 million in 2001, $27.8 million in 2000 and $14.6 million in 1999. During 2001, as a result of a physical inventory and review of our assets, we wrote-off approximately $10.0 million in obsolete or abandoned computer equipment and software. As of December 31, 2001, we had approximately $12.5 million in real estate, classified as buildings and land in the above table, that was held for sale and carried at fair value, less expected costs to sell.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $67.9 million in 2001, $56.4 million in 2000 and $26.2 million in 1999.

Future minimum lease payments under all noncancellable operating leases as of December 31, 2001 are as follows:

2002	$60,220
2003	43,971
2004	30,325
2005	22,042
2006	16,605
Thereafter	52,077

Total	$225,240

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Identified Intangible Assets and Goodwill

The net book value of identified intangible assets and goodwill as of December 31, 2001 and 2000 was as follows:

	2001	2000
Identified intangible assets:
Intellectual property	$97	$2,023
Content databases	15,439	76,503
Assembled workforce	—	8,079
Installed customer base	3,124	33,719
Developed technology	46,258	74,631
Cross patent rights	—	175,735
Relationships	10,576	—
Other identified intangible assets	7,277	8,549
Goodwill	24,000	7,112,928

	$106,771	$7,492,167

Identified intangible assets are being amortized over periods ranging from 18 months to five years. In connection with a new accounting standard issued in 2001, goodwill will not be amortized subsequent to December 31, 2001. See Note 16 — New Accounting Standards.

During the third quarter of 2001, we performed an assessment of the carrying values of our identified intangible assets and goodwill recorded in connection with various acquisitions. The assessment was performed because of significant negative economic trends impacting our operations and expected future growth rates as well as a decline in our stock price and the market valuations for companies within our industry. Additionally, at the time of our analysis, the net book value of our assets significantly exceeded our market capitalization. Based on this assessment and the consideration of all other available evidence, we determined the decline in market conditions within our industry was significant and not temporary. As a result, we recorded $243.0 million in write-downs of certain identified intangible assets and a $4.5 billion write-down of enterprise goodwill.

The $243.0 million write-down of identified intangible assets was based on the amount by which the carrying amount of these assets exceeded fair value. The fair value of the identified intangible assets was determined by discounting our best estimates of the expected future cash flows related to these assets. This methodology was used to determine the fair value of these assets when they were initially recorded, however, the expected future cash flows from these assets as of the date of the valuation were significantly less than our previous expectations. The rate used to discount our cash flow expectations was based on our weighted-average cost of capital. Identified intangible assets written-down include $4.2 million of assembled workforce intangibles, $19.5 million of installed customer base intangibles, $1.0 million of intellectual property, $144.7 million of cross patent rights, $26.2 million of developed technology and $47.4 million of content databases. The majority of these assets were originally recorded in connection with the acquisition of Aspect and, to a lesser extent, the acquisitions of SupplyBase and certain IBM assets. These identified intangible assets will continue to be held and used in our business. The remaining balances of these assets will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful lives of these intangible assets have not changed.

All of our goodwill is associated with our entire company (“enterprise level”) rather than any specific identifiable asset or product line. The write-down of enterprise goodwill was determined by comparing the book

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of our common stock to our market capitalization as of September 30, 2001. Our market capitalization is the product of (i) the number of shares of common stock issued and outstanding and (ii) the closing market price of the common stock. At September 30, 2001, we had 420,381,000 common shares issued and outstanding with a book value of $5.9 billion and a market capitalization of $1.4 billion, based on our closing common stock price of $3.44 per share. After considering all available evidence as indicated above, we determined that the condition was not temporary and we recorded a $4.5 billion write-down of enterprise goodwill equal to the excess book value over market capitalization as of September 30, 2001. Additionally, as a result of this significant impairment, we concluded the useful lives of the goodwill recorded in connection with the acquisitions of Aspect and SupplyBase were less than the three years originally estimated. Accordingly, we revised the useful lives of this goodwill to 18 months from the dates of acquisition.

8.    Borrowings

In August 2001, we obtained a one-year, $20.0 million letter of credit line. Letters of credit issued in connection with this line are secured by debt securities held in our brokerage account maintained by the lender. As of December 31, 2001, $4.9 million in letters of credit were outstanding under this line and $8.8 million in debt securities were pledged as collateral. As of December 31, 2000, we maintained two, one-year revolving lines of credit of $15.0 million with separate financial institutions that had an aggregate borrowing capacity of $30.0 million. The lines of credit were unsecured and contained customary restrictive covenants, including covenants that required us to maintain certain financial ratios. The maximum borrowing levels available under the lines of credit were reduced by the value of outstanding letters of credit issued by the lenders on our behalf, $8.1 million of which were outstanding on December 31, 2000. As of December 31, 2000, there were no borrowings outstanding under the lines of credit and we were in compliance with all covenants. We did not renew these lines of credit when they expired in August 2001.

In March 2001, we issued a $60.9 million convertible promissory note in connection with our acquisition of TSC. The note matures on September 23, 2003 and bears interest of 7.5% per annum which is payable in annual installments on each anniversary date of the note and upon maturity. At any time on or after March 23, 2002, we may convert the note into shares of our common stock based upon the “trading average” of our stock. The trading average is the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date. If the trading average is $60.00 per share or less, then the number of shares issued upon conversion will be determined by dividing the outstanding principal balance and accrued interest on the note by the trading average. If the trading average is greater than $60.00 per share, then the number of shares issued upon conversion will be the average of (a) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the average of $60.00 and the trading average and (b) the average of (i) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by $60.00 and (ii) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the trading average. The note is also convertible by the holder at any time the trading average exceeds $60.00 per share using the same conversion formula as set forth in the previous sentence. Whether the note is converted at our option or at the option of the holder, the entire outstanding principal balance and accrued interest payable on the note must be converted. The aggregate number of shares of our common stock issued pursuant to the conversion of the note cannot exceed 39.0 million shares. Any portion of the note that may not be converted into shares of our common stock as a result of this limitation will instead be paid in cash. The principal balance of the note totaled $60.9 million at December 31, 2001, while the estimated fair value was $56.1 million.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest of 5.25%, per annum, which is payable semi-annually. The notes are

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also repurchase any outstanding debt on the open market as opportunities are presented. As of December 31, 2001, none of the notes have been converted to common stock or repurchased on the open market. The principal balance of the notes totaled $350.0 million at December 31, 2001 and 2000, while the estimated fair value of the notes totaled $260.9 million and $566.3 million on those dates.

Interest expensed for borrowings totaled $22.0 million in 2001, $18.5 million in 2000 and $1.8 million in 1999. Actual cash payments related to interest on borrowings totaled $18.6 million, $18.7 million and $0.7 million during those years.

9.    Commitments and Contingencies

Certain employees of a company we acquired in 1998 are currently disputing the cancellation of unvested stock options received at the time of the acquisition. Vesting of the options was dependent upon continued employment and the employees were terminated in 2000. We maintain the former employees were not entitled to unvested stock options.

A former executive officer has made certain claims against us related to his termination and his ability to exercise and sell certain stock options. Our position is that the former executive officer was terminated for cause and we dispute his other claims and therefore we intend to vigorously defend against this lawsuit.

Since March 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and in August 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We are vigorously defending against this lawsuit and we filed a motion to dismiss the consolidated amended complaint in September 2001. The motion has been fully briefed and is currently pending before the court.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming i2 as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from i2 itself. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We intend to vigorously defend against this lawsuit and filed a motion to dismiss the action on February 19, 2002.

In October 2000, we settled a lawsuit filed by a former employee alleging his right to exercise vested stock options in 1996, prior to the initial public offering of our stock. The settlement resulted in the recognition of a $22.4 million non-cash, pre-tax charge during the third quarter of 2000.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to various other claims and legal actions, including claims and legal actions from former employees and certain customers. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Although we currently believe the outcome of the outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, financial condition or results of operation, the outcome is inherently uncertain, and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

10.    Stockholders’ Equity and Earnings Per Common Share

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

Earnings Per Common Share.    The weighted-average number of common shares outstanding for basic and diluted earnings per common share computations for each reported period was as follows (in thousands):

	2001	2000	1999
Weighted-average common shares outstanding—Basic	414,860	362,723	300,838
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—	34,278
Convertible debt	—	—	562

Weighted-average common shares outstanding—Diluted	414,860	362,723	335,678

As a result of the net losses incurred for 2001 and 2000, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share in 2001 included 36.6 million shares issuable in connection with outstanding stock option, warrant and restricted stock awards and 8.4 million shares related to convertible debt. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share in 2000 included 58.7 million shares issuable in connection with outstanding stock options and warrants and 0.3 million contingently issuable shares earned during the year.

11.    Employee Benefit Plans

Employee Retirement Plans.    We maintain 401(k) retirement plans that cover a majority of our employees. Eligible employees may contribute up to 18.0% of their compensation, subject to certain limitations, to the retirement plans. We may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2001, no contributions have been made.

Deferred Compensation.    We recognized compensation expense of $2.1 million in 2001, $8.8 million in 2000 and $0.4 million in 1999 from the amortization of deferred compensation related to certain outstanding stock options and restricted stock awards. As of December 31, 2001 and 2000, the unamortized portion of deferred compensation totaled $1.1 million and $1.4 million.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans.    We maintain stock purchase plans for the benefit of our employees and the employees of our wholly owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of common stock through periodic payroll deductions. Payroll deductions may not exceed the lesser of 15.0% of a participant’s base salary or $25,000 per year, and employees may purchase a maximum of 8,000 shares per purchase period under the purchase plans. The purchase price per share is 85.0% of the lesser of the fair market value of our common stock on the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment. We have reserved 10,000,000 shares of common stock for issuance under the plans. Shares purchased under the plans totaled 2,830,682 in 2001, 709,826 in 2000, and 2,026,884 in 1999. As of December 31, 2001, 1,988,811 shares remained available for purchase under the plans.

In April 2001, our Board of Directors approved three amendments to our Employee Stock Purchase Plans to: (i) implement an automatic share increase feature whereby the number of shares reserved for issuance on the plans will automatically increase on the first trading day of January each year, beginning with calendar year 2002, by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event will any such annual increase exceed 6.0 million shares; (ii) extend the term of the plan until the last business day in April 2011; and (iii) amend the stockholder approval requirements for future amendment to the purchase plans. Our stockholders approved these amendments at our annual stockholders’ meeting in May 2001.

We assumed an employee stock purchase plan maintained by Aspect as a part of our acquisition. The plan permitted eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. The price at which stock was sold under the purchase plan was equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. We reserved 722,447 shares of our common stock for issuance under this plan. Shares purchased under this plan totaled 273,174 in 2001 and 203,474 in 2000. This plan was terminated upon completion of the final offering period in February 2001.

1995 Stock Option/Stock Issuance Plan.    The 1995 Stock Option/Stock Issuance Plan replaced our original 1992 Stock Plan. All options outstanding under the 1992 Plan were incorporated into the 1995 Plan; however, all outstanding options under the 1992 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the provisions of the 1995 Plan, as amended, 252,000,000 shares have been reserved for issuance. The 1995 Plan is divided into three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value per share of our common stock on the date of grant for incentive options and nonqualified stock options, respectively. Options granted under this program generally expire after ten years. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested in four equal annual increments; however, since March 2001, options granted generally vest 25% on the first anniversary of the grant date with the remaining options vesting in 36 equal monthly increments. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

The Stock Issuance Program provides for the issuance of shares of our common stock to any person at any time, at such prices and on such terms as established by the plan administrator. The purchase price per share cannot be less than 85% of the fair market value of our common stock on the issuance date.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Automatic Option Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted nonqualified options to purchase 8,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee member of the Board of Directors will automatically be granted additional options to purchase 8,000 shares of our common stock, subject to certain conditions.

In March and April 2001, our Board of Directors approved two amendments to our 1995 Plan to: (i) implement an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the 1995 Plan will automatically increase on the first trading day of January each calendar year, beginning with calendar year 2002, by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 40.0 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion and (ii) extend the term of the plan from September 20, 2005 to April 11, 2011. Our stockholders approved these amendments at our annual stockholders’ meeting in May 2001.

2001 Non-officer Stock Option/Stock Issuance Plan.    In March 2001, our Board of Directors adopted the 2001 Non-officer Stock Option/Stock Issuance Plan. Under the provisions of this plan, 20,000,000 shares have been reserved for issuance. The 2001 Plan is divided into two equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program.

The Discretionary Option Grant Program provides for the grant of nonqualified stock options to non-officer employees and consultants. Exercise prices may be less than, equal to, or greater than the fair market value per share of our common stock on the date of grant. Options granted under this program generally expire after ten years and generally vest 25% on the first anniversary of the grant date with the remaining options vesting in 36 equal monthly increments. Some options granted under this program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

The Stock Issuance Program provides for the grant of shares of our common stock to any person at any time, at such prices and on such terms as established by the plan administrator. Shares of our common stock may also be issued pursuant to share right awards that entitle the recipients to receive those shares upon the attainment of designated performance goals or the satisfaction of specified service requirements.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed Stock Option Plans.    In connection with the acquisitions of various companies, we have assumed the stock option plans of each acquired company. A total of 37.6 million shares, of our common stock have been reserved for issuance under the assumed plans and the related options are included in the following table.

A summary of option activity follows (in thousands, except per share amounts):

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 1999	8,622	59,716	2.86
Additional shares reserved	49,345	—	—
Granted and assumed	(35,097)	35,097	12.34
Exercised	—	(15,337)	1.68

Canceled	6,141	(6,141)	4.92
Balance, December 31, 1999	29,011	73,335	7.47
Additional shares reserved	108,568	—	—
Granted and assumed	(71,098)	71,098	44.40
Exercised	—	(20,018)	5.05
Canceled	9,512	(9,512)	30.56

Balance, December 31, 2000	75,993	114,903	29.14
Additional shares reserved	20,000	—	—
Granted and assumed	(85,116)	85,116	9.98
Exercised	—	(8,052)	6.40
Canceled	59,078	(59,078)	45.74

Balance, December 31, 2001	69,955	132,889	11.08

Options and unvested stock issued under the 1995 and 2001 Plans are subject to accelerated vesting under certain circumstances upon an acquisition of us in a merger or asset sale, except to the extent our repurchase rights with respect to the underlying shares are to be assigned to the successor corporation. In addition, the plan administrator has the discretion to accelerate vesting of outstanding options upon consummation of any other transaction that results in a change in control.

Included in the 132,889,000 stock options outstanding as of December 31, 2001 were 45,668,000 incentive options and 87,221,000 nonqualified stock options. Included in the 69,955,000 shares available for grant as of December 31, 2001 were 51,059,000 shares related to our 1995 and 2001 Plans and 18,896,000 shares related to assumed plans. We do not intend to grant additional stock options from the assumed plans.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information regarding options outstanding and options exercisable as of December 31, 2001, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$ 0.00 —$ 5.00	70,608	$3.98	8.3	30,087	$3.70
5.01 — 10.00	27,389	7.41	7.9	9,123	7.46
10.01 — 15.00	7,696	11.51	7.2	4,482	11.94
15.01 — 20.00	13,165	16.55	9.1	1,199	17.39
20.01 — 25.00	2,447	21.78	7.1	1,228	21.74
25.01 — 30.00	193	26.65	9.3	8	25.86
30.01 — 45.00	4,559	38.10	7.3	1,402	37.83
45.01 — 60.00	2,009	51.92	8.0	654	51.48
60.01 — 75.00	3,728	68.03	7.6	1,401	67.29
75.01 — 95.00	1,095	81.84	8.2	318	81.61

Total	132,889	11.08	8.2	49,902	9.77

Pro Forma Net Income (Loss) and Earnings Per Share.    Pro forma information regarding net income (loss) and earnings per share has been determined as if we had accounted for our employee stock options and shares issued under the employee stock purchase plans using the fair value method of SFAS 123. The weighted average fair value of options granted in 2001, 2000 and 1999 was $7.00, $41.22 and $2.15 per option. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.0%, 6.0% and 5.6%; market price volatility factors of 0.97, 0.93 and 0.84; a weighted-average expected life of the options of 4, 4 and 3 years; and no dividend yields. The pro forma impact of stock options issued under stock option plans assumed in pooling-of-interests business combinations are not presented prior to their acquisitions as the fair value of the options and their related impact is not significant.

The fair value of shares issued under the employee stock purchase plans was estimated as of the initial day of the purchase period using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk free interest rates of 3.1%, 5.9% and 5.0%; market price volatility factors of 1.31, 0.90 and 0.84; a weighted-average expected life of the purchase right of 0.5 years; and no dividend yields. The weighted-average fair value of purchase rights granted under the employee stock purchase plans during 2001, 2000 and 1999 were $8.66, $27.60 and $2.82.

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and employee stock purchase plans’ shares.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma information presents net income (loss) and earnings per share for 2001, 2000 and 1999 had the fair value method of SFAS 123 been used to measure compensation cost for stock compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. These amounts have not been reflected in our Consolidated Statements of Operations (in thousands, except per share amounts):

	2001	2000	1999
Net income (loss):
As reported	$(7,751,248)	$(1,752,013)	$23,515
Pro forma	(8,085,654)	(2,157,137)	(3,652)
Earnings (loss) per common share—Basic:
As reported	(18.68)	(4.83)	0.08
Pro forma	(19.49)	(5.95)	(0.01)
Earnings (loss) per common share—Diluted:
As reported	(18.68)	(4.83)	0.07
Pro forma	(19.49)	(5.95)	(0.01)

Stock Option Exchange Program.    In March 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were offered the opportunity, if they so elected by April 15, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 16, 2001. Our employees elected to voluntarily cancel 39.3 million stock options in connection with this program. On October 17, 2001, we completed our voluntary stock option exchange program and we granted 38.2 million new stock options to participating employees with an exercise price of $4.29 per share, which was the closing sales price of our common stock on that day as reported by the Nasdaq National Market. Under the terms of the program, participating employees received 1.1 new stock options for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards and, accordingly, no compensation charges related to this program were recognized. Members of our Board of Directors, executive officers and various other members of our senior management team were not eligible to participate in this program.

Cash Compensation for Stock Options Program.    In October 2001, we announced a voluntary “cash compensation for stock options” program whereby employees were given the opportunity to elect, to receive a reduction in annual base salary for a twelve-month period in exchange for stock options. The number of options granted to each participant was based upon the amount of annual base salary reduction they elected to forego. A total of 7.8 million stock options were granted to participating employees on November 16, 2001 and December 21, 2001. The exercise price of the options was either $7.27 per share or $6.58 per share, the closing sales prices of our common stock on each of the respective grant dates. The options will vest in 24 equal monthly increments from the date of grant.

12.    Strategic Restructuring

Overview.    During the second quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame.

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

We terminated approximately 1,840 employees during 2001. The employee terminations were across most geographic areas and functions of our business, including administrative, professional and management positions.

The following table summarizes the approximate number of employees terminated during 2001 by geographic region and function:
	Quarter Ended			Total
	June 30, 2001	September 30, 2001	December 31, 2001
Geographic Region:
Americas	600	470	460	1,530
EMEA	80	80	60	220
APAC	20	40	30	90

	700	590	550	1,840

Function:
Sales and marketing	280	310	250	840
Services	140	130	110	380
Research and development	210	80	140	430
General and administrative	70	70	50	190

	700	590	550	1,840

Office Closure and Consolidation Costs.    Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. As of December 31, 2001, the majority of office closings and consolidations were completed, with the remaining moves scheduled for completion within the next twelve months.

Asset Disposal Losses.    We wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary. These assets were taken out of service and disposed due to office closures and consolidations.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total cost.    The following table summarizes the components of our restructuring charges, the payments and non-cash charges, and the remaining accruals:

	Employee Severance and Termination	Office Closure and Consolidation	Non-cash Asset Disposal Losses	Total
Second quarter restructuring charges:
Americas	$11,367	$5,754	$10,142	$27,263
EMEA	4,036	1,033	321	5,390
APAC	347	—	—	347

Total	15,750	6,787	10,463	33,000

Second quarter payments and non-cash charges	10,408	991	10,463	21,862

Remaining accrual balance at June 30, 2001	5,342	5,796	—	11,138

Third quarter restructuring charges:
Americas	17,984	1,823	—	19,807
EMEA	3,719	60	38	3,817
APAC	332	—	—	332
Adjustments to prior quarter restructuring charges	(1,257)	(234)	—	(1,491)

Total	20,778	1,649	38	22,465

Third quarter payments and non-cash charges	10,115	1,048	38	11,201

Remaining accrual balance at September 30, 2001	16,005	6,397	—	22,402

Fourth quarter restructuring charges:
Americas	21,142	25,147	—	46,289
EMEA	4,904	8,420	890	14,214
APAC	573	—	—	573

Total	26,619	33,567	890	61,076

Fourth quarter payments and non-cash charges	17,758	1,413	890	20,061

Remaining accrual balance at December 31, 2001	$24,866	$38,551	$—	$63,417

The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. While the current accrual represents our best estimate of our expected costs to exit these obligations, addition accruals may be required if we are not successful in our efforts to sublet these facilities or favorably terminate these leases.

13.    Foreign Currency Risk Management

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

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income (expense), net in the Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2001, we recognized net gains of $0.2 million on foreign currency forward contracts and net losses of $3.0 million on foreign currency transactions. During 2000, we realized net losses of $3.2 million on foreign currency transactions.

Details of our foreign currency forward contracts as of December 31, 2001 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on December 31, 2001 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2001 and no amounts related to these forward contracts were recorded in our financial statements.

		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	6,535	$9,502
Canadian Dollars	CAD	1,998	1,262
Danish Kroners	DKK	5,984	706
Singapore Dollars	SGD	1,310	707
Swiss Francs	CHF	14,042	8,391

Forward contracts to sell:
Australian Dollars	AUD	7,683	3,935
Brazilian Reals	BRL	2,369	977
European Euros	EUR	21,136	18,554
Hong Kong Dollars	HKD	2,513	322
Indian Rupees	INR	168,362	3,402
Japanese Yen	JPY	2,311,436	17,556
South African Rand	ZAR	2,907	242

Our foreign currency forward contracts contain credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Income Taxes

Our provision (benefit) for income taxes consists of the following:

	2001	2000	1999
Current:
Federal	$(58,641)	$42,424	$24,604
State	757	6,822	3,120
Foreign	5,628	18,880	12,310
Deferred:
Federal	(208,564)	(30,604)	(7,558)
State	(6,970)	(2,671)	(990)
Foreign	4,798	865	(6,934)

Total	$(262,992)	$35,716	$24,552

Our provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34.0% for 2001 and 35.0% for 2000 and 1999 to income before income taxes as follows:

	2001	2000	1999
Expense (benefit) computed at statutory rate	$(2,724,842)	$(600,704)	$16,824
Non-deductible amortization of goodwill and intangibles and write-offs of in-process research and development and acquisition costs	2,456,541	634,039	2,294
State taxes, net of federal tax benefit	(6,257)	1,756	1,050
Research and development tax credits	(3,645)	(3,938)	(1,185)
Non-deductible meals and entertainment	1,913	1,553	1,062
Valuation allowance for net deferred tax asset	—	—	1,904
Other	13,298	3,010	2,603

Provision (benefit) for income taxes	$(262,992)	$35,716	$24,552

Deferred tax assets and liabilities at December 31, 2001 and 2000 are comprised of the following:

	2001	2000
Deferred tax assets:
Foreign tax credits	$3,375	$6,590
Deferred revenue	—	5,710
Accrued liabilities	62,926	32,854
Allowance for bad debts	7,440	6,969
Research and development tax credits	11,658	8,013
Net operating losses	540,807	349,229
Acquired intangibles	68,659	14,538
Other	26,739	8,955

Total deferred tax assets	721,604	432,858
Deferred tax liabilities:
Acquired intangibles	(26,728)	(63,014)
Other	(8,934)	(2,953)

Total deferred tax liability	(35,662)	(65,967)
Valuation allowance for net deferred tax assets	(52,913)	(10,423)

Net deferred tax assets	$633,029	$356,468

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consider the earnings of foreign subsidiaries to be permanently reinvested outside the U.S. and, accordingly, no U.S. income tax on these earnings has been provided. Aggregate unremitted earnings of foreign subsidiaries, for which U.S. income taxes have not been provided, totaled $57.5 million and $42.9 million as of December 31, 2001 and 2000.

At December 31, 2001 and 2000, we had $1.5 billion and $929.6 million of U.S. federal net operating loss carryforwards and research and development carryforwards of $11.7 million and $8.0 million. At December 31, 2001 and 2000, we had $19.0 million and $1.7 million of foreign net operating loss carryforwards. The federal net operating loss carryforwards expire in the years 2005 through 2021 and are subject to certain annual limitations. The federal research and development carryforwards expire in the years 2005 through 2021. The foreign net operating loss carryforwards have no expiration date.

We paid income taxes of $5.6 million in 2001, $2.7 million in 2000 and $3.2 million in 1999.

We regularly evaluate the realizability of our deferred tax assets given the nature of our operations and given the tax jurisdictions in which we operate. We adjust our valuation allowance from time to time based on such evaluations. The valuation allowance was increased $42.5 million in 2001 as a result of our acquisitions of RightWorks and TSC. Realization of our deferred tax assets is primarily dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. We believe it is more likely than not that the deferred tax asset will be realized during the net operating loss carryforward period. A valuation allowance for all or a portion of the remaining deferred tax assets may be necessary in future periods if our expectations regarding the realization of these assets change.

15.    Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, value-chain solutions designed to help enterprises optimize business processes both internally and among trading partners. SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international systems consulting and integration firms and other industry-related partners. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We do not allocate revenues from such sales to individual product lines for internal or general-purpose financial statements.

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	2001	2000	1999
Americas	$641,384	$769,541	$414,973
EMEA	200,468	228,426	96,026
APAC	143,747	128,358	60,111

	$985,599	$1,126,325	$571,110

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from international operations totaled $369.9 million in 2001, $393.0 million in 2000 and $181.2 million in 1999. Total assets related to our international operations accounted for $270.3 million, or 15.1% of total consolidated assets, as of December 31, 2001 and $350.3 million, or 3.8% of total consolidated assets, as of December 31, 2000.

No individual customer accounted for more than 10% of total revenues during any of the periods presented.

16.    New Accounting Standards

SFAS No. 141, “Business Combinations.”    SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Adoption of SFAS 141 in connection with our acquisition of RightWorks on August 22, 2001 did not significantly impact our financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets.”    SFAS 142 changes the accounting for goodwill by eliminating amortization and replacing impairment testing under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” and APB Opinion No. 17, “Intangible Assets,” with a new impairment test. On January 1, 2002, all of our goodwill will be assigned to one or more reporting units and amortization of goodwill, including goodwill recorded in past business combinations, will cease. In accordance with SFAS 142, goodwill will be tested for impairment using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill. This allocation is performed only for purposes of testing goodwill for impairment and does not require us to record the “step-up” in net assets or any unrecognized intangible assets. Goodwill will be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

Identified intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, as discussed below. Identified intangible assets with indefinite useful lives will not be amortized until their lives are determined to be definite. These assets will be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the fair value of the identified intangible asset to its carrying amount. If the fair value is less than the carrying amount, an impairment loss will be recognized in an amount equal to that difference.

As of December 31, 2001, goodwill totaled $24.0 million. Presently, we operate as a single reporting unit and we expect all of our goodwill will continue to be associated with the entire company upon adoption of SFAS 142 on January 1, 2002. We do not expect to recognize an impairment charge upon adoption of the new standard. Furthermore, we expect the impact of the cessation of goodwill amortization upon the adoption of this standard will be insignificant.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 143, “Accounting for Asset Retirement Obligations.”    SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for us on January 1, 2003. We do not expect adoption of this standard will impact our financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”    SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains SFAS 121’s fundamental provisions for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 will be effective for us on January 1, 2002. We do not expect adoption of this standard will significantly impact our financial statements.

FASB Staff Announcement, Topic No. D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.”    Issued in November 2001, this staff announcement applies to entities that, in connection with providing services as part of their central on-going operations, incur incidental or out-of-pocket expenses that often include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. The staff announcement requires reimbursements received from customers for these out-of-pocket expenses incurred be characterized as revenue in the income statement. This staff announcement is applicable beginning January 1, 2002. Prior to this staff announcement, we classified reimbursements received from customers as reductions of expenses incurred. Accordingly, comparative financial statements for prior periods will be reclassified to comply with the guidance in this staff announcement. We do not expect implementation of this staff announcement to have a significant impact on our financial statements.

17.    Subsequent Events

Stock Rights Plan.    On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Stockholders of record on January 28, 2002 received, for each share of common stock then owned, one right to purchase a unit of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit. The rights, which expire on January 17, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

The purchase price payable, and the number of units of Series A preferred stock issuable, upon exercise of the rights are subject to adjustment from time to time to prevent dilution in the event of a stock dividend or the grant of certain rights to purchase units of Series A preferred stock at a price less than the then current market price of the units of Series A preferred stock, among other things. The number of outstanding rights and the number of units of Series A preferred stock issuable upon exercise of each right are also subject to adjustment in the event of a stock split of the common stock or a stock dividend on the common stock payable in common stock prior to the distribution date.

i2 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of Series A preferred stock purchasable upon exercise of the rights are not redeemable. Each share of Series A preferred stock will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series A preferred stock will be entitled to a payment of the greater of (i) 1,000 times the payment made per share of common stock or (ii) $1,000. Each share of Series A preferred stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A preferred stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary anti-dilution provisions. Because of the nature of the dividend, liquidation and voting rights, the value of each unit of Series A preferred stock purchasable upon exercise of each right should approximate the value of one share of common stock.

If, after the rights become exercisable, we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets or earning power are sold, proper provision will be made so that each holder of a right will thereafter have the right to receive upon exercise that number of shares of common stock of the acquiring company having market value of two times the exercise price of the right.

If any person or group becomes the beneficial owner of 15.0% or more of the outstanding shares of common stock, proper provision will be made so that each holder of a right, other than rights beneficially owned by the acquiring person (which will thereafter be void), will have the right to receive upon exercise that number of shares of common stock or units of Series A preferred stock (or cash, other securities or property) having a market value of two times the exercise price of the right.

We may redeem the rights in whole, but not in part, at a price of $0.01 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed us at the redemption price prior to the occurrence of a distribution date.