Form 10-Q
period 2002-03-31
I2 TECHNOLOGIES INC
filed 2002-04-29
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-28030

i2 Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2294945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One i2 Place 11701 Luna Road Dallas, Texas	75234
(Address of principal executive offices)	(Zip code)

(469) 357-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

As of April 23, 2002 the Registrant had 426,160,108 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2002

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(In thousands, except par value)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$473,443	$538,218
Short-term investments, at fair value	143,597	187,977
Accounts receivable, net of allowance for doubtful accounts of $37,286 and $50,286	103,361	140,246
Deferred income taxes, prepaids and other current assets	91,232	95,373

Total current assets	811,633	961,814
Premises and equipment, net	109,921	129,475
Long-term investments, at fair value	76,072	28,209
Deferred income taxes and other assets	606,647	564,768
Identified intangible assets and goodwill, net	95,453	106,771

Total assets	$1,699,726	$1,791,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,511	$43,681
Accrued liabilities	193,880	230,037
Accrued compensation and related expenses	57,044	62,176
Deferred revenue	140,268	151,624

Total current liabilities	434,703	487,518
Other long-term liabilities	459	345
Long-term debt	410,930	410,930

Total liabilities	846,092	898,793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 425,746 and 424,253 shares issued and outstanding	106	106
Additional paid-in capital	10,360,048	10,353,602
Accumulated other comprehensive income (loss)	(6,540)	3,757
Accumulated deficit	(9,499,980)	(9,465,221)

Total stockholders’ equity	853,634	892,244

Total liabilities and stockholders’ equity	$1,699,726	$1,791,037

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
For the Three Months Ended March 31, 2002 and 2001
(In thousands, except per share data)
	Three Months Ended March 31,
	2002	2001
Revenues:
Software licenses	$58,615	$211,132
Services	60,853	100,887
Maintenance	48,946	52,203

Total revenues	168,414	364,222

Costs and expenses:
Cost of revenues:
Cost of software licenses	16,257	21,811
Amortization of acquired technology	7,722	12,258
Cost of services and maintenance	59,978	90,749
Sales and marketing	62,897	140,629
Research and development	56,005	75,236
General and administrative	20,343	29,699
Amortization of intangibles	3,232	756,700
Write-off of acquired in-process research and development	—	4,700
Adjustment to prior restructuring charges	(257)	—

Total costs and expenses	226,177	1,131,782

Operating loss	(57,763)	(767,560)
Other income (expense), net	3,452	(13,537)

Loss before income taxes	(54,311)	(781,097)
Income tax benefit	(19,552)	(6,946)

Net loss	$(34,759)	$(774,151)

Loss per common share:
Basic	$(0.08)	$(1.90)
Diluted	$(0.08)	$(1.90)
Weighted-average common shares outstanding:
Basic	424,916	408,074
Diluted	424,916	408,074
Comprehensive loss:
Net loss	$(34,759)	$(774,151)
Other comprehensive loss:
Unrealized loss on available-for-sale securities arising during the period	(9,451)	(24,312)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in net loss	(5,532)	18,229

Net unrealized loss	(14,983)	(6,083)
Foreign currency translation adjustments	(708)	(4,350))
Tax effect of other comprehensive loss	5,394	2,099

Total other comprehensive loss	(10,297)	(8,334)

Total comprehensive loss	$(45,056)	$(782,485)

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
For the Three Months Ended March 31, 2002 and 2001
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(34,759)	$(774,151)
Adjustments to reconcile net loss to net cash from operating activities:
Write-off of in-process research and development	—	4,700
Depreciation and amortization	21,228	780,386
Provision for bad debts charged to costs and expenses	3,181	12,465
Amortization of deferred compensation	115	645
(Gain) loss on corporate equity security investments	(5,532)	18,229
Deferred income taxes and disqualifying dispositions	(27,130)	(45,960)
Tax benefit from stock option exercises	1,047	31,750
Changes in operating assets and liabilities:
Accounts receivable, net	33,704	(16,746)
Prepaids and other assets	(2,592)	(1,257)
Accounts payable	(217)	(132)
Accrued liabilities	(30,285)	17,512
Accrued compensation and related expenses	(5,132)	6,575
Deferred revenue	(11,356)	2,982
Income taxes payable	(6,678)	1,683

Net cash from operating activities	(64,406)	38,681

Cash flows from investing activities:
Net cash paid in acquisitions	—	(4,772)
Direct costs of purchase transactions	(344)	(695)
Short-term loan to RightWorks prior to acquisition	—	(3,300)
Purchases of premises and equipment	(5,232)	(24,316)
Proceeds from sale of real estate	12,474	—
Net change in short-term investments	42,703	(10,402)
Purchases of corporate equity security investments	(500)	(5,000)
Proceeds from sales of corporate equity security investments	7,286	—
Proceeds from settlements of corporate equity security hedges	3,134	—
Purchases of long-term debt securities	(65,086)	(30,131)

Net cash from investing activities	(5,565)	(78,616)

Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	—	(24,698)
Net proceeds from option exercises and stock issued under employee stock purchase plans	5,284	32,217

Net cash from financing activities	5,284	7,519

Effect of exchange rates on cash	(88)	(539)
Net change in cash and cash equivalents	(64,775)	(32,955)
Cash and cash equivalents at beginning of period	538,218	739,241

Cash and cash equivalents at end of period	$473,443	$706,286

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Basis of Presentation.    The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2002, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the SEC on April 1, 2002 (the “2001 Form 10-K”). Refer to our accounting policies described in the notes to financial statements contained in the 2001 Form 10-K which we consistently followed in preparing this Form 10-Q. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

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

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for doubtful accounts, the reserve for estimated costs to service warranty claims, fair values of financial instruments and status of contingencies are particularly subject to change.

Goodwill.    On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, goodwill is tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets with definite useful lives are amortized on a straight-line basis over periods of two to five years. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations.

Reimbursements Received for Out-of-Pocket Expenses Incurred.    On January 1, 2002, in accordance with a new accounting standard, we began classifying as revenue in our income statement reimbursements for out-of-pocket expenses such as airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications charges incurred in connection with providing services to our customers. Prior to our adoption of this accounting standard, we classified reimbursements received from customers as reductions of expenses incurred. Accordingly, the comparative financial statements for prior periods were reclassified to comply with the new accounting guidance.

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

2.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with remaining maturities of less than three months when acquired by us are classified as available for sale and reported as cash and cash equivalents in the Consolidated Balance Sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents were as follows:

	March 31, 2002	December 31, 2001
Short-term time deposits	$16,782	$56,512
Obligations of state and local municipalities	158,100	178,850
Corporate bonds and notes and commercial paper	168,218	118,475

	$343,100	$353,837

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the Consolidated Balance Sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2002
Obligations of state and local municipalities	$14,398	$2	$—	$14,400
U.S. government agencies	5,000	—	—	5,000

Corporate bonds and notes	123,984	259	(46)	124,197

	$143,382	$261	$(46)	$143,597

December 31, 2001
Obligations of state and local municipalities	$9,395	$5	$—	$9,400
Corporate bonds and notes	176,690	1,887	—	178,577

	$186,085	$1,892	$—	$187,977

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the Consolidated Balance Sheets. All long-term debt securities outstanding at March 31, 2002 will contractually mature within 2 years. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2002
U.S. government agencies	$35,000	$—	$(212)	$34,788
Corporate bonds and notes	35,034	—	(653)	34,381

Corporate equity securities	6,450	600	(147)	6,903

	$76,484	$600	$(1,012)	$76,072

December 31, 2001
Corporate bonds and notes	$4,976	$69	$—	$5,045
Corporate equity securities	10,338	12,826	—	23,164

	$15,314	$12,895	$—	$28,209

As of March 31, 2002 and December 31, 2001, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies. As of March 31, 2002, $14.9 million in debt securities were pledged as collateral for outstanding letters of credit.

3.    Intangible Assets and Goodwill

Goodwill totaled $24.0 million at March 31, 2002 and December 31, 2001. Intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2002
Content databases	$110,500	$(97,072)	$13,428
Installed customer base	42,000	(39,428)	2,572
Developed technology	143,638	(105,101)	38,537
Relationships	12,500	(2,546)	9,954
Other intangible assets	6,961	—	6,961

	$315,599	$(244,147)	$71,452

December 31, 2001
Content databases	$110,500	$(95,061)	$15,439
Installed customer base	42,000	(38,876)	3,124
Developed technology	143,638	(97,380)	46,258
Relationships	12,500	(1,924)	10,576
Other intangible assets	7,374	—	7,374

	$316,012	$(233,241)	$82,771

Amortization expense related to intangible assets totaled $11.0 million and $36.0 million during the three months ended March 31, 2002 and 2001. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

Remainder of 2002	$25,314
2003	26,224
2004	13,888
2005	3,942
2006	2,084

Total	$71,452

In accordance with a new accounting standard adopted on January 1, 2002, we stopped amortizing goodwill. The following pro forma information for the three months ended March 31, 2001 presents net loss and loss per common share adjusted to exclude goodwill amortization expense of $733.0 million recognized during the period.

Net loss:
As reported	$(774,151)
Pro forma	(41,172)

Loss per common share—Basic:
As reported	$(1.90)
Pro forma	(0.10)

Loss per common share—Diluted:
As reported	$(1.90)
Pro forma	(0.10)

4.    Commitments and Contingencies

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

Since March 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and in August 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We filed a motion to dismiss the consolidated amended complaint in September 2001. Although the motion was subsequently denied, we continue to vigorously defend against this lawsuit.

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

5.    Stockholders’ Equity and Earnings Per Common Share

Stock Rights Plan.    On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Stockholders of record on January 28, 2002 received, for each share of common stock then owned, one right to purchase a unit of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit, subject to adjustment. The rights, which expire on January 17, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

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

As a result of the net losses incurred during the three months ended March 31, 2002 and 2001, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share during the three months ended March 31, 2002 included 25.8 million shares issuable in connection with outstanding stock option, warrant and restricted stock awards and 12.0 million shares related to convertible debt. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share during the three months ended March 31, 2001 included 43.4 million shares issuable in connection with outstanding stock options and warrants.

6.    Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, value chain solutions designed to help enterprises optimize business processes both internally and among trading partners. SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended March 31,
	2002	2001
Americas	$111,067	$235,489
EMEA	30,537	87,772
Japan	17,782	29,251
APAC	9,028	11,710

	$168,414	$364,222

Revenues from international operations totaled $63.6 million and $135.7 million during the three months ended March 31, 2002 and 2001. No individual customer accounted for more than 10% of total revenues during the three months ended March 31, 2002. One customer accounted for $42.2 million, or 11.6%, of total revenues during the three months ended March 31, 2001.

7.    Strategic Restructuring

Overview.    During the second quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating approximately 1,840 employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame.

The following table summarizes the activity in the restructuring accrual accounts:

	Employee Severance and Termination	Office Closure and Consolidation	Non-cash Asset Disposal Losses	Total
Remaining accrual balance at December 31, 2001	$24,866	$38,551	$—	$63,417
Adjustments to accrual	(257)	(2,084)	2,084	(257)
Cash payments and non-cash charges	(7,363)	(6,799)	(2,084)	(16,246)

Remaining accrual balance at March 31, 2002	$17,246	$29,668	$—	$46,914

Employee Severance and Termination Costs.    The accrual for employee severance and termination costs includes termination salaries, benefits, stock compensation, outplacement, employee relocation costs and other related costs to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. Only costs for involuntarily terminated employees are included in the restructuring accrual.

Office Closure and Consolidation Costs.    The office closure and consolidation accrual includes the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. As of March 31, 2002, the majority of office closings and consolidations were completed, with the remaining moves scheduled for completion by the end of 2002.

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

Asset Disposal Losses.    Asset disposal losses are write-offs of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary. These assets were taken out of service and disposed in connection with the office closures and consolidations.

8.    Foreign Currency Risk Management

Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency hedging program utilizing foreign currency forward contracts to hedge selected nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income (expense), net in the Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three months ended March 31, 2002, we recognized net losses of $680,000 on foreign currency forward contracts and net gains of $286,000 on foreign currency transactions. During the three months ended March 31, 2001, we realized net gains of $2.6 million on foreign currency forward contracts and net losses of $4.7 million on foreign currency transactions.

Details of our foreign currency forward contracts as of March 31, 2002 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on March 31, 2002 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on March 31, 2002 and no amounts related to these forward contracts were recorded in our financial statements.

		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	6,747	$9,649
Danish Kroners	DKK	5,022	586
Singapore Dollars	SGD	1,418	766
Swiss Francs	CHF	14,934	8,844
Taiwan Dollar	TWD	12,047	348

Forward contracts to sell:
Australian Dollars	AUD	10,759	5,670
Brazilian Reals	BRL	4,527	1,888
Canadian Dollars	CAD	513	324
European Euros	EUR	21,130	18,554
Hong Kong Dollars	HKD	2,361	302
Indian Rupees	INR	145,453	2,944
Japanese Yen	JPY	1,406,630	10,556

Our foreign currency forward contracts contain credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
Failure to achieve the desired results of our restructuring and other strategic initiatives, including changes within our sales force and executive management team and newly implemented demand generation programs, could have a significant adverse affect on our business.

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

	Three Months Ended March 31,
	2002	2001
Revenues:
Software licenses	34.8%	58.0%
Services	36.1	27.7
Maintenance	29.1	14.3

Total revenues	100.0	100.0
Costs and expenses:
Cost of revenues:
Cost of software licenses	9.7	6.0
Amortization of acquired technology	4.6	3.4
Cost of services and maintenance	35.6	24.9
Sales and marketing	37.3	38.6
Research and development	33.3	20.6
General and administrative	12.1	8.1
Amortization of intangibles	1.9	207.8
In-process research and development and acquisition-related expenses	—	1.3
Adjustment to prior restructuring charges	(0.2)	—

Total costs and expenses	134.3	310.7

Operating loss	(34.3)	(210.7)
Other income (expense), net	2.0	(3.7)

Loss before income taxes	(32.3)	(214.4)
Income tax benefit	(11.6)	(1.9)

Net loss	(20.7)%	(212.5)%

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

Payments received in advance of revenue recognized are classified as deferred revenue.

Total revenues decreased $195.8 million, or 53.8%, during the three months ended March 31, 2002 compared to the same period in 2001. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance. Details of our revenues are presented below.

Software Licenses.    Software license revenues totaled $58.6 million, or 34.8% of total revenues, for the three months ended March 31, 2002 decreasing $152.5 million, or 72.2%, from $211.1 million, or 58.0% of total revenues, for the same period in 2001.

The decrease in software license revenues during the three months ended March 31, 2002 was the result of a decline in sales arising from a weaker macroeconomic environment, sales execution issues and increased competition, among other factors. Poor economic conditions, among other factors, have caused a significant decrease in technology and capital spending and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly adversely impacted by the poor economic conditions. In response to the declining demand, we have initiated various demand generation programs to compensate for the changing composition of our customer base. The composition of our customer base has changed due to the sharp decline in capital spending for enterprise application software within our product segments in the high-tech sector. Despite our efforts to generate demand and develop growth in other industry sectors, there can be no assurance that we will effectively develop future revenue growth. In the near-tem, we expect continued challenges in generating license sales, in part due to changes within our sales management and other factors.

During the three months ended March 31, 2002, we recognized 79 software license transactions, 9 of which were in excess of $1.0 million. During the same period in 2001, we recognized 102 software license transactions, 29 of which were in excess of $1.0 million. The average size of individual license transactions was $558,000 and $1.9 million during those same periods. The decline in the average sales price over the comparable periods was partly the result of decreases in technology spending by many potential customers and increased competition.

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

Services.    Service revenues consist of fees generated by providing services to customers, including consulting, training and other services. Service revenues constituted 36.1% and 27.7% of total revenues during the three months ended March 31, 2002 and 2001. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a quarter-to-quarter basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. In any period, total service revenues are dependent on a variety of factors, including:

•	License transactions closed during the current and preceding periods.

•	Customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms.

•	The number of our internal service providers and consultants actively engaged on billable projects.

Service revenues decreased $40.0 million, or 39.7%, during the three months ended March 31, 2002 compared to the same period in 2001. The decrease in service revenues was primarily due to the lower volume of sales in the latter part of 2001 and early 2002, which resulted in decreased demand for consulting and implementation services. There can be no assurance that the demand for consulting and implementation services will improve, or even remain at current levels. Furthermore, we expect this trend of declining service revenues to continue until we experience a sustained increase in license sales.

Maintenance.    Maintenance revenues constituted 29.1% and 14.3% of total revenues during the three months ended March 31, 2002 and 2001. Maintenance revenues decreased $3.3 million, or 6.2%, during the three months ended March 31, 2002 compared to the same period in 2001. We have experienced a decline in maintenance renewals in terms of both number and dollar amount because of cost cutting efforts and deferred implementations by customers and the fact that many marketplace and dot-com customers to whom we previously sold software are no longer operating or liquid. Accordingly, there can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect this trend of declining maintenance revenues to continue until we experience a sustained increase in license sales.

International Revenues.    Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $63.6 million, or 37.7% of total revenues, and $135.7 million, or 37.3% of total revenues, during the three months ended March 31, 2002 and 2001. We have expended and expect to continue to expend substantial resources to support our international operations.

Costs and Expenses

Cost of Software Licenses.    Cost of software licenses consists of:

•	Commissions paid to third parties in connection with joint marketing and other related agreements. Such affiliate commissions are expensed when the associated revenue transactions are recognized.

•
Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

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

Cost of software licenses as a percentage of related revenue was 27.7% and 10.3% during the three months ended March 31, 2002 and 2001. Cost of software license decreased $5.6 million, or 25.5%, during the three months ended March 31, 2002 compared to the same period in 2001. The decrease in the dollar amount of the cost of software licenses was primarily due to the decline in software license sales, which resulted in decreases in commissions paid to affiliates for sales assistance and decreases in the amount of royalty fees associated with third-party software. The impact of these cost reductions was partly offset by increased provisions to our reserve for estimated costs to service warranty claims, which was also a factor in the increase in the cost of software licenses as a percentage of related revenue during the period. The increase in the cost of software licenses as a percentage of related revenue was also partly due to the fact that we have certain fixed royalty fees that are not dependent upon sales volume.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our integrated solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to others. Amortization of capitalized acquired technology totaled $7.7 million and $12.3 million during the three months ended March 31, 2002 and 2001. Despite the added impact of the amortization of technology acquired in our acquisitions of TSC and RightWorks in 2001, amortization of acquired technology decreased during the three months ended March 31, 2002 primarily as a result of a $26.2 million write-down of certain impaired developed technology intangible assets to their then current fair values in the third quarter of 2001.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with the implementation of software solutions and consulting and training services. Cost of services and maintenance also includes the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance as a percentage of related revenues was 54.6% and 59.3% during the three months ended March 31, 2002 and 2001. The decrease in cost of services and maintenance as a percentage of related revenues primarily resulted from efficiencies developed in project management and other cost saving measures.

The total cost of services and maintenance decreased $30.8 million, or 33.9%, during the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to decreases in the average number of consultants, product support staff and training staff.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses as a percentage of total revenues were 37.3% and 38.6% during the three months ended March 31, 2002 and 2001. Sales and marketing expenses decreased $77.7 million, or 55.3%, during the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to, among other things, the following:

•	Decreases in the average number of sales and marketing personnel and direct sales representatives over the comparable periods.

•	Decreases in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales.

•	Decreased expense related to marketing and promotional activities.

•	Decreased bad debt expense primarily due to the collection of previously reserved receivables from marketplace customers.

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

Research and development expenses decreased $19.2 million, or 25.6%, during the three months ended March 31, 2002 compared to the same period in 2001. Research and development expenses as a percentage of total revenues totaled 33.3% and 20.7% during the three months ended March 31, 2002 and 2001. The increase in research and development expenses as a percentage of revenues primarily resulted from a decline in revenues. The decrease in the dollar amount of research and development expenses was primarily due a decrease in the cost structure of our development organization. During the fourth quarter of 2001, we began an initiative to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to our research and development activities. We have already reduced the number of our research and development sites and we expect that approximately half of our future research and development personnel will be located in India.

General and Administrative Expenses.    General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses decreased $9.4 million, or 31.5%, during the three months ended March 31, 2002 compared to the same period in 2001. General and administrative expenses as a percentage of total revenues totaled 12.1% and 8.2% during the three months ended March 31, 2002 and 2001. The increase in general and administrative expenses as a percentage of total revenues primarily resulted from a decline in revenues. The decrease in the dollar amount of general and administrative expenses was primarily due to a decrease in the average number of personnel over the comparable periods.

Amortization of Intangibles.    From time to time, we have sought to supplement the expanding depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Identified intangible assets are amortized over their estimated useful lives while goodwill is only written down when it is deemed to be impaired. Details of our intangible assets and goodwill are presented in Note 3 — Intangible Assets and Goodwill in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions totaled $3.2 million, or 1.9% of total revenues, during the three months ended March 31, 2002 compared to $756.7 million, or 207.8% of total revenues, during the three months ended March 31, 2001. In accordance with a new accounting standard adopted on January 1, 2002, the total for the three months ended March 31, 2002 does not include amortization of goodwill and is comprised solely of amortization of intangible assets. The total for the three months ended March 31, 2001 includes $23.7 million of amortization of intangible assets and $733.0 million of amortization of goodwill. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $1.5 million in amortization expense during the three months ended March 31, 2002. The decrease in amortization expense over the comparable periods resulted from the significant impairment write-downs of goodwill and certain intangible assets to their then current fair values in the third quarter of 2001. The write-downs included $216.8 million of certain intangible assets (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”) and $4.5 billion of goodwill. Additionally, as a result of the impairments, the estimated useful lives of the goodwill recognized in connection with the acquisitions of Aspect and SupplyBase were revised and, as a result, the goodwill related to those acquisitions was fully amortized as of December 31, 2001.

Write-off of Acquired In-Process Research and Development.    Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition.

We wrote-off $4.7 million of acquired in-process research and development during the three months ended March 31, 2001. The amount is related to in-process research and development projects acquired in the acquisition of TSC. As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development projects. These projects were intended to address issues surrounding web-based content management and web-enablement. A prototype design related to the eTRA-SER project was completed in December 2001, but additional design work is required prior to the product release scheduled for late 2002. Accordingly, we do not expect to begin to realize revenue from this project until such time. While we initially expected this project to be completed sooner, the delay is not expected to have a significant effect on future revenue and operating results, or the value of other acquired intangible assets. The ec-Central project was terminated because a substitute technology was identified.

Restructuring Charges

During the second quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to declining gross margins and other performance measures, such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame. Additional details of the remaining restructuring accrual are presented in Note 7 — Strategic Restructuring in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Other Income (Expense), Net

Other income (expense), net was as follows:

	Three Months Ended March 31,
	2002	2001
Interest income	$4,589	$12,065
Interest expense	(5,821)	(4,674)
Realized gains (losses) on investments, net	5,532	(18,229)
Foreign currency hedge and transaction gains (losses), net	(394)	(2,159)
Other	(454)	(540)

	$3,452	$(13,537)

Interest income declined primarily as a result of lower market interest rates and lower average balances of invested funds. The increase in interest expense resulted from the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC on March 23, 2001. Net realized gains on investments during the three months ended March 31, 2002 included gains from the settlement of hedge positions and sales of certain of our equity security investments. Net realized losses on investments during the three months ended March 31, 2001 were primarily from the write-down of the carrying basis of certain equity security investments as a result of significant, non-temporary declines in the fair value and expected realizable amounts of these investments. The decrease in the net loss realized on foreign currency hedges and transactions was partly due to a decrease in our net exposure to foreign exchange risk over the comparable periods and less volatility in some of the exchange rates that affect our operations.

The interest yields on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries in which we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments’ policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned “Sensitivity to Market Risks.”

Provision (Benefit) for Income Taxes

We recognized income tax benefits of $19.6 million and $6.9 million, representing effective income tax rates of 36.0% and 0.9%, during the three months ended March 31, 2002 and 2001. Items which cause differences between the U.S. statutory rate and our effective tax rate during the periods presented, include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. The effective income tax rate during the three months ended March 31, 2001 was also impacted by the non-deductibility of goodwill, in-process research and development and acquisition-related expenses.

As of March 31, 2002 and December 31, 2001, we had net deferred tax assets totaling $665.5 million and $633.0 million. Realization of our deferred tax assets is dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. We currently believe it is more likely than not that the deferred tax assets will be realized during the net operating loss carryforward period. A valuation allowance for all or a portion of the remaining deferred tax assets may be necessary in future periods if our expectations regarding the realization of these assets change.

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

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at March 31, 2002 showed a 20.5% decrease in working capital during the first quarter of 2002. Working capital was $376.9 million at March 31, 2002 compared to $474.3 million at December 31, 2001. The decrease in working capital was primarily the result of a $109.2 million decrease in cash and short-term investments, $65.6 million of which was invested in longer-term investments and a $33.7 million decrease in net accounts receivable partly offset by a $35.4 million decrease in accrued liabilities and accrued compensation and a $11.4 million decrease in deferred revenue.

Cash and cash equivalents were $473.4 million at March 31, 2002, a decrease of $64.8 million compared to balances at December 31, 2001. The decrease in cash and cash equivalents was the result of $70.0 million in cash used in operating and investing activities offset by $5.2 million in cash provided by financing activities.

In addition to our cash and cash equivalents, we also maintain a portfolio of short- and long-term investment securities to supplement our liquidity needs. Short- and long-term investments totaled $143.6 million and $76.1 million, respectively, at March 31, 2002 and $188.0 million and $28.2 million, respectively, at December 31, 2001. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents and short- and long-term investments totaled $693.1 million at March 31, 2002 compared to $754.4 million at December 31, 2001. These totals included common stock and warrants of public companies of $6.9 million at March 31, 2002 and $23.2 million at December 31, 2001.

The most significant adjustments to reconcile net loss to net cash from operations during the three months ended March 31, 2002 were depreciation and amortization of $21.2 million, deferred income taxes and disqualifying dispositions of $27.1 million, the net decrease in accounts receivable of $33.7 million, the net decrease in accrued liabilities and accrued compensation of $35.4 million and the net decrease in deferred revenues of $11.4 million.

Significant uses of cash for investing activities during the three months ended March 31, 2002 included $65.6 million in purchases of long-term investments and $5.2 million in purchases of premises and equipment. Offsetting these cash outflows were proceeds from the sale of real estate acquired in connection with our acquisition of TSC of $12.5 million, proceeds from the sales of equity investments and the settlements of equity collar hedges of $10.4 million and the net decrease in short-term investments of $42.7 million.

The $5.2 million in net cash from financing activities during the three months ended March 31, 2002 was from proceeds from stock option exercises.

Accounts receivable, net of allowance for doubtful accounts, decreased 26.3% during the three months ended March 31, 2002. Days sales outstanding (DSO’s) in receivables decreased to 55 days as of March 31, 2002 from 67 days as of December 31, 2001. DSO’s decreased in part due to the use of more favorable payment terms in our contracts and strong collection efforts. There can be no assurance that DSO performance will remain at this level.

We maintain a one-year, $20.0 million letter of credit line that expires in August 2002. Letters of credit issued in connection with this line are secured by debt securities held in our brokerage account maintained by the lender. As of March 31, 2002, $9.7 million in letters of credit were outstanding under this line and $14.9 million in debt securities were pledged as collateral.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also repurchase any outstanding debt on the open market as opportunities are presented. As of March 31, 2002, none of the notes have been converted to common stock or repurchased on the open market.

In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003. After March 23, 2002 and prior to maturity, we may convert the note into shares of our common stock. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the Nasdaq National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Additional details of the note are presented in Note 8 — Borrowings in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our 2001 Form 10-K.

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

We expect future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our net operating loss carryforwards against future tax liabilities. As of March 31, 2002, we had approximately $1.6 billion in net operating loss carryforwards, which represent up to approximately $572.0 million in future tax benefits. The utilization of the U.S. net operating loss carryforwards is subject to limitations and various expiration dates in years 2006 through 2022. Foreign net operating loss carryforwards have no expiration date.

We expect cash, cash equivalent and short-term investment balances will continue to decrease until we return to profitability. We believe that existing cash, cash equivalent and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next year. The current weak macroeconomic environment has resulted in a softening of demand for enterprise application software and services, which has, among other things, led to a decline in revenues and negative operating cash flows. Sustained weak demand for enterprise application software within the product and industry segments we target, or for our products, would negatively impact future revenues and operating results, which, in turn, would negatively impact our liquidity. Additionally, we may not be able to obtain additional equity or debt financing.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 37.7% and 37.3% of total revenues in during the three months ended March 31, 2002 and 2001. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 8 — Foreign Currency Risk Management in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of March 31, 2002, 61.7% of our debt securities and time deposits had remaining maturities of three months or less, while 25.8% had remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. During 2001, the Federal Reserve Board decreased the discount rate by 475 basis points, which has led to significant declines in short-term market interest rates. As of March 31, 2002, the weighted-average yield on debt securities was 3.24% compared to 3.85% for debt securities held as of December 31, 2001. The decrease in the weighted-average yield on these investments resulted as maturing investments were reinvested at lower market yields. Based on our investment holdings as of March 31, 2002, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $5.6 million.

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

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $11.5 million net after-tax unrealized loss on these investments during the first quarter of 2002. We also wrote-down, by $35.5 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during 2001. Our ability to sell certain equity positions is restricted under securities laws or pursuant to contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. The fair value of our investments in publicly traded companies totaled $6.9 million at March 31, 2002. The fair value of these investments would be $6.2 million assuming a 10% decrease in each stock’s price.

We have invested in numerous privately held companies, many of which can still be considered in the start-up or development stages. As result of significant declines in the expected realizable amounts of these investments, we wrote-off all of our investments in privately held companies in 2001.

Recently Issued Accounting Pronouncements

As discussed in Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, we implemented new accounting standards related to accounting for goodwill, intangible assets and reimbursements for expenses incurred in connection with providing services beginning January 1, 2002.

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

We incurred a substantial loss from operations during the three months ended March 31, 2002 and for the year ended December 31, 2001. The sharp decline in our revenues combined with an operating cost structure that was designed to support higher levels of revenue growth led to our failure to achieve profitability.

Failure to grow revenues and achieve profitability could substantially impair our ability to finance and support our operations, which would have a significant adverse effect on our business, results of operations and financial condition as well as our stock price. Furthermore, realization of our deferred tax assets is dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. Failure to achieve profitability could prevent us from recognizing tax benefits on future net losses for financial reporting purposes. In addition, a valuation allowance for all or a portion our remaining deferred tax assets may be necessary.

We Are Emerging From A Period Of Reorganization and Realignment. If This Reorganization And Realignment Has Been Unsuccessful Or If We Are Unable To Improve Our Execution, Serious Harm Could Result To Our Business

We initiated a restructuring plan, as well as other strategic initiatives, in 2001 with the objective of strengthening our operations and creating a more efficient cost structure. While we have achieved some of our goals, including reducing our cost structure thus far, there can be no assurance that our organizational realignment has adequately addressed the current macroeconomic environment or enhanced our ability to improve sales execution and capitalize on executive and sales management changes.

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

We Are Investing Significant Resources In Developing And Marketing Our Software Solutions. The Market For These Solutions Is New And Evolving, And If This Market Does Not Develop As We Anticipate, Or If We Are Unable To Develop Acceptable Solutions, Serious Harm Could Result To Our Business.

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

Historically, A Small Number Of Individual License Sales Have Been Significant In Each Quarterly Period. While We Are Attempting To Transition To A More Volume-Based Sales Model, Our Operating Results For A Given Period Could Suffer Serious Harm If We Fail To Close One Or More Large Sales Expected For That Period Or If A Successful Transition To A Volume-Based Sales Model Does Not Compensate For Fewer Large Sales.

We generally derive a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. While we did not recognize any license sales in excess of $5.0 million during the first quarter of 2002, at least three license sales recognized in each quarter during 2001 individually accounted for at least $5.0 million in license revenues. In addition, our expectations of financial results for a particular quarter frequently assume the successful closing of multiple substantial license sales that we have targeted to close in that period. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, our operating results for that period could be seriously harmed. In an attempt to reduce our dependence on large license sales, we have begun to implement a transition to a sales model that more emphasizes the total volume of sales over the size of individual sales. However, there can be no assurance that our transition to a volume-based sales model will be successful or, even if it is, that this transition will substantially reduce our dependence on large license sales or compensate for the loss of larger license sales.

Our Software Products Are Intended To Work Within Complex Business Processes. Accordingly, Implementation Of Our Products Can Be Difficult, Time-Consuming And Expensive And Customers May Be Unable To Implement Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products.

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

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

We derive a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions for supply chain management, supplier relationship management, customer relationship management and other products. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including weakness in the macroeconomic environment, particularly the high-tech sector; reductions in capital spending; and the changing composition of the customer base, which has led to a decline in our revenues. Other factors such as competition and technological change could also adversely impact demand for, or market acceptance of, these applications. Continued weak demand for our enterprise offerings could substantially harm our business, operating results and financial condition.

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

We Currently Face Litigation And Are Likely To Contend With Additional Litigation In The Future Due To The Volatility Of Our Stock Price.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations. We and certain of our directors and executive officers are named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. While we vigorously dispute these allegations, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur defense costs and such actions may cause a diversion of management time and attention. Due to the volatility of the stock market and particularly the stock prices of technology companies, it is possible that we will face additional class action lawsuits in the future.

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

Our Executive Officers And Directors Have Significant Influence Over Stockholder Votes.

As of March 31, 2002, our executive officers and directors together beneficially owned approximately 29.5% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquiror from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the first quarter of 2002, the market price of our common stock on the Nasdaq National Market has fluctuated between $5.00 and $9.58 per share. The following factors may significantly affect the market price of our common stock:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since March 2001, a number of purported class action complaints have been filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and in August 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We filed a motion to dismiss the consolidated amended complaint in September 2001. Although the motion was subsequently denied, we continue to vigorously defend against this lawsuit.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2002, we issued an aggregate of 416,260 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.0022 to $1.14 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

On January 17, 2002, we announced the that Michael H. Jordan, a general partner of Global Asset Capital, LLC, a partner of Beta Capital Group, LLC and the former chairman and CEO of CBS Corporation (formerly Westinghouse Electric Corporation), was appointed to our Board of Directors. Concurrent with this announcement, we announced the resignation of Sandeep R. Tungare from our Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibits to this Form 10-Q have been included only with the copy of this Form 10-Q filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description
10.1+	— Form of Employment Arrangement between i2 and certain of its employees in connection with their agreement to forego cash compensation for an indefinite period of time.

+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2002, we filed the following report on Form 8-K:

•
Report on Form 8-K (Item 5) filed on January 22, 2002, which announced the declaration a dividend of one preferred share purchase right for each outstanding share of its common stock on January 17, 2002.

After March 31, 2002, we filed the following report on Form 8-K:

•
Report on Form 8-K (Item 5) filed on April 16, 2002, which included a press release dated April 15, 2002 announcing that Chairman Sanjiv Sidhu had assumed the role Chief Executive Officer of i2 and former Chief Executive Officer, Greg Brady, had resigned. The press release also announced the resignation of Tom Cooper, Executive Vice President of i2 and President of Americas Sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

April 26, 2002 (Date)	By:	/s/ WILLIAM M. BEECHER William M. Beecher Executive Vice President and Chief Financial Officer (Principal financial officer)

April 26, 2002 (Date)	By:	/s/ DAVID C. BECKER David C. Becker Senior Vice President – Finance & Accounting (Principal accounting officer)