Form 10-Q
period 2002-06-30
I2 TECHNOLOGIES INC
filed 2002-08-14
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

As of August 7, 2002 the Registrant had 431,045,733 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2002

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
June 30, 2002 and December 31, 2001
(In thousands, except par value)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$440,267	$538,218
Short-term investments, at fair value	91,564	187,977
Accounts receivable, net of allowance for doubtful accounts of $31,678 and $50,286	71,037	140,246
Deferred income taxes, prepaids and other current assets	26,289	95,373

Total current assets	629,157	961,814

Premises and equipment, net	101,068	129,475
Long-term investments, at fair value	87,589	28,209
Deferred income taxes and other assets	266	564,768
Identified intangible assets and goodwill, net	79,862	106,771

Total assets	$897,942	$1,791,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,686	$43,681
Accrued liabilities	151,655	230,037
Accrued compensation and related expenses	49,297	62,176
Deferred revenue	131,758	151,624

Total current liabilities	375,396	487,518

Other long-term liabilities	13	345
Long-term debt	410,930	410,930

Total liabilities	786,339	898,793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 431,057 and 424,253 shares issued and outstanding	108	106
Additional paid-in capital	10,372,026	10,353,602
Accumulated other comprehensive income (loss)	(3,138)	3,757
Accumulated deficit	(10,257,393)	(9,465,221)

Total stockholders’ equity	111,603	892,244

Total liabilities and stockholders’ equity	$897,942	$1,791,037

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
For the Three and Six Months Ended June 30, 2002 and 2001
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software licenses	$26,105	$105,826	$84,720	$316,958
Services	47,330	91,210	108,183	192,097
Maintenance	46,163	52,183	95,109	104,386

Total revenues	119,598	249,219	288,012	613,441

Costs and expenses:
Cost of revenues:
Cost of software licenses	1,327	18,416	17,584	40,227
Amortization of acquired technology	6,501	12,909	14,223	25,167
Cost of services and maintenance	59,224	92,909	119,202	183,658
Sales and marketing	62,664	145,977	125,561	286,606
Research and development	50,542	71,371	106,547	146,607
General and administrative	19,755	27,958	40,098	57,657
Amortization of intangibles	3,232	762,608	6,464	1,519,308
Write-off of acquired in-process research and development	—	—	—	4,700
Restructuring charges and adjustments	(2,114)	33,000	(2,371)	33,000

Total costs and expenses	201,131	1,165,148	427,308	2,296,930

Operating loss	(81,533)	(915,929)	(139,296)	(1,683,489)
Other income (expense), net:
Interest income	4,202	9,490	8,791	21,555
Interest expense	(5,745)	(5,736)	(11,566)	(10,410)
Realized gains (losses) on investments, net	(1,270)	(5,681)	4,262	(23,910)
Foreign currency hedge and transaction gains (losses), net	(1,218)	342	(1,612)	(1,817)
Other	(416)	(685)	(870)	(1,225)

Total other income (expense), net	(4,447)	(2,270)	(995)	(15,807)

Loss before income taxes	(85,980)	(918,199)	(140,291)	(1,699,296)
Income tax expense (benefit)	671,433	(57,325)	651,881	(64,271)

Net loss	$(757,413)	$(860,874)	$(792,172)	$(1,635,025)

Loss per common share:
Basic	$(1.77)	$(2.08)	$(1.86)	$(3.99)

Diluted	$(1.77)	$(2.08)	$(1.86)	$(3.99)

Weighted-average common shares outstanding:
Basic	428,676	412,937	426,689	409,517
Diluted	428,676	412,937	426,689	409,517
Comprehensive loss:
Net loss	$(757,413)	$(860,874)	$(792,172)	$(1,635,025)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities arising during the period	(1,125)	(4,984)	(10,576)	(29,296)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in net loss	1,270	5,681	(4,262)	23,910

Net unrealized gain (loss)	145	697697	(14,838)	(5,386)
Foreign currency translation adjustments	3,310	(478)	2,602	(4,828)
Tax effect of other comprehensive (income) loss	(53)	(251)	5,341	1,848

Total other comprehensive income (loss)	3,402	(32)	(6,895)	(8,366)

Total comprehensive loss	$(754,011)	$(860,906)	$(799,067)	$(1,643,391)

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
For the Six Months Ended June 30, 2002 and 2001
(In thousands, except per share data)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(792,172)	$(1,635,025)
Adjustments to reconcile net loss to net cash from operating activities:
Write-off of in-process research and development	—	4,700
Depreciation and amortization	42,347	1,568,616
Provision for bad debts charged to costs and expenses	4,278	53,372
Amortization of deferred compensation	208	1,183
(Gain) loss on investment securities, net	(4,262)	23,910
Loss on assets disposed in restructuring	—	10,463
Deferred income taxes and disqualifying dispositions	(30,225)	(119,010)
Valuation allowance on deferred tax assets	670,695	—
Tax benefit from stock option exercises	1,195	46,545
Changes in operating assets and liabilities:
Accounts receivable, net	64,931	24,990
Prepaids and other assets	3,745	11,143
Accounts payable	(821)	7,339
Accrued liabilities	(68,255)	41,988
Accrued compensation and related expenses	(12,879)	6,473
Deferred revenue	(19,866)	(233)
Income taxes payable	(2,902)	(1,470)

Net cash from operating activities	(143,983)	44,984

Cash flows from investing activities:
Net cash paid in acquisitions	—	(4,745)
Direct costs of purchase transactions	(2,729)	(1,101)
Short-term loan to RightWorks prior to acquisition	—	(21,636)
Purchases of premises and equipment	(7,742)	(42,161)
Proceeds from sale of real estate	12,474	—
Net change in short-term investments	94,551	(66,737)
Purchases of corporate equity security investments	(700)	(5,000)
Proceeds from sales of investment securities	38,898	826
Proceeds from settlements of corporate equity security hedges	4,000	—
Purchases of long-term debt securities	(110,065)	(35,169)

Net cash from investing activities	28,687	(175,723)

Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	—	(24,698)
Net proceeds from option exercises and stock issued under employee stock purchase plans	17,023	42,165

Net cash from financing activities	17,023	17,467

Effect of exchange rates on cash	322	(598)
Net change in cash and cash equivalents	(97,951)	(113,870)
Cash and cash equivalents at beginning of period	538,218	739,241

Cash and cash equivalents at end of period	$440,267	$625,371

i2 TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Basis of Presentation.    The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2002, and our results of operations and cash flows for the periods presented. Such adjustments are normal and recurring in nature except for the valuation on the deferred tax asset as discussed in Note 4 – Deferred Tax Assets in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the SEC on April 1, 2002 (the “2001 Form 10-K”). Refer to our accounting policies described in the notes to financial statements contained in the 2001 Form 10-K which we consistently followed in preparing this Form 10-Q. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

Nature of Operations.    We are a provider of enterprise software applications and solutions for value chain management. A value chain is an extended supply chain that encompasses the demand chain and other activities that add value to a product or service. Value chain management is the planning and execution of processes involved in managing supply and demand with the goal of managing variability and increasing efficiency by reducing complexity, improving visibility and increasing business operating velocity. Our product suites may be used by enterprises to align their value chains to better serve their customers and to help optimize business processes both internally and across the value chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our primary product suites include software solutions for supply chain management, supplier relationship management and demand chain management. We provide content and content management solutions as well as integration services to enable our products to work with other applications. We also provide services such as consulting, training and maintenance in support of these offerings.

Principles of Consolidation.    The condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for doubtful accounts, reserve for estimated costs to service warranty claims, legal reserve, restructuring charge, fair values of financial instruments and status of contingencies are particularly subject to change.

Goodwill.    On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. While no impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard, in the third quarter of 2001 we recorded an impairment of approximately $4.5 billion of goodwill in accordance with Generally Accepted Accounting Principles. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, we will test for impairment once annually, or on an interim basis if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume the minimum fair value of our single reporting unit is our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. However, the market capitalization of a reporting unit with publicly traded equity securities may be less than the fair value of the reporting unit as a whole because of control premiums and other factors.

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets with finite useful lives are amortized on a straight-line basis over periods of two to five years. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations. As a result of the restructuring plan announced by us on July 16, 2002, there may be future potential impairment of intangible assets.

Reimbursements Received for Out-of-Pocket Expenses Incurred.    On January 1, 2002, in accordance with a new accounting standard, we began classifying as revenue in our income statement reimbursements for out-of-pocket expenses such as airfare, mileage, hotel stays and out-of-town meals incurred in connection with providing services to our customers. Prior to our adoption of this accounting standard, we classified reimbursements received from customers as reductions of expenses incurred. Accordingly, the comparative financial statements for prior periods were reclassified to comply with the new accounting guidance. Adoption of this standard results in an increase to services revenue and an increase of cost of services and maintenance of $4.2 million and $8.1 million for the three and six months ended June 30, 2002 and $8.2 million and $15.9 million for the three and six months ended June 30, 2001.

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

2.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with remaining maturities of less than three months when acquired by us are classified as available for sale and reported as cash and cash equivalents in the Condensed Consolidated Balance Sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents were as follows:

	June 30, 2002	December 31, 2001
Short-term time deposits	$16,677	$56,512
Obligations of state and local municipalities	191,675	178,850
Corporate bonds and notes and commercial paper	114,099	118,475

	$322,451	$353,837

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the Condensed Consolidated Balance Sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2002
Obligations of state and local municipalities	$10,000	$—	$—	$10,000
U.S. government agencies	45,000	12	—	45,012
Corporate bonds and notes	36,534	18	—	36,552

	$91,534	$30	$—	$91,564

December 31, 2001
Obligations of state and local municipalities	$9,395	$5	$—	$9,400
Corporate bonds and notes	176,690	1,887	—	178,577

	$186,085	$1,892	$—	$187,977

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the Condensed Consolidated Balance Sheets. All long-term debt securities outstanding at June 30, 2002 will contractually mature within 2 years. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2002
U.S. government agencies	$79,979	$153	$—	$80,132
Corporate bonds and notes	4,920	18	—	4,938
Corporate equity securities	2,773	5	(259)	2,519

	$87,672	$176	$(259)	$87,589

December 31, 2001
Corporate bonds and notes	$4,976	$69	$—	$5,045
Corporate equity securities	10,338	12,826	—	23,164

	$15,314	$12,895	$—	$28,209

As of June 30, 2002 and December 31, 2001, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies. As of June 30, 2002, $14.9 million in debt securities were pledged as collateral for outstanding letters of credit.

3.    Intangible Assets and Goodwill

Goodwill totaled $18.5 million at June 30, 2002 and $24.0 million at December 31, 2001. The decrease in goodwill resulted from the reversal of $5.5 million of estimated acquisition costs accrued in connection with the purchase of RightWorks Corporation. The reversal of the accrual resulted from the termination of a future lease obligation. Intangible assets as of June 30, 2002 and December 31, 2001 were as follows:
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2002
Content databases	$110,500	$(99,082)	$11,418
Installed customer base	42,000	(39,979)	2,021
Developed technology	143,638	(111,603)	32,035
Relationships	12,500	(3,168)	9,332
Other intangible assets	6,550	—	6,550

	$315,188	$(253,832)	$61,356

December 31, 2001
Content databases	$110,500	$(95,061)	$15,439
Installed customer base	42,000	(38,876)	3,124
Developed technology	143,638	(97,380)	46,258
Relationships	12,500	(1,924)	10,576
Other intangible assets	7,374	—	7,374

	$316,012	$(233,241)	$82,771

Amortization expense related to intangible assets totaled $9.7 million and $20.7 million during the three and six months ended June 30, 2002 and $38.3 million and $74.3 million the three and six months ended June 30, 2001. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

Remainder of 2002	$15,218
2003	26,224
2004	13,888
2005	3,942
2006	2,084

Total	$61,356

In accordance with a new accounting standard adopted on January 1, 2002, we stopped amortizing goodwill. The following pro forma information for the three and six months ended June 30, 2001 presents net loss and loss per common share adjusted to exclude goodwill amortization expense of $737.2 million for the three months ended June 30, 2001 and $1.5 billion recognized in the six months ended June 30, 2001. After these adjustments, pro forma net losses were $123,678 and $164,850 for the three and six months ended June 30, 2001.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss:
As reported	$(860,874)	$(1,635,025)
Pro forma	(123,678)	(164,850)

Loss per common share—Basic:
As reported	$(2.08)	$(3.99)
Pro forma	(0.30)	(0.40)

Loss per common share—Diluted:
As reported	$(2.08)	$(3.99)
Pro forma	(0.30)	(0.40)

4.    Deferred Tax Assets

During the three months ended June 30, 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense. We increased our deferred tax valuation allowance in light of the magnitude of the revenue decreases in the second quarter of 2002 and our operating loss through the second quarter 2002, our expectations of future financial performance in 2002 and 2003 based on operating results through the end of the second quarter, and the conditions surrounding the restructuring plan announced July 16, 2002. Failure to achieve profitability will prevent us from utilizing these assets, and because of the uncertainty of when we will return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income.

As of June 30, 2002, we had net deferred tax liabilities of $2.1 million, which included a valuation allowance on deferred tax assets of $758.1 million, compared to net deferred tax assets of $633.0 million at December 31, 2001, which included a valuation allowance on deferred tax assets of $52.9 million. Prior to June 30, 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions in 2001 and 2000.

5.    Borrowings

In August 2001, we obtained a one-year, $20.0 million letter of credit line. Letters of credit issued in connection with this line are secured by debt securities held in our brokerage account maintained by the lender. As of June 30, 2002, $10.3 million in letters of credit were outstanding under this line and $14.9 million in debt securities were pledged as collateral. There are no financial covenants associated with this line of credit. The line of credit contains a letter of credit fee equal to 0.25% per year on the face amount of letters of credit and an unused commitment fee equal to 0.05% per year on the average daily unused amount of the line of credit.

6.    Commitments and Contingencies

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and in August 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We continue to vigorously defend against this lawsuit. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming i2 as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from i2 itself. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We continue to vigorously defend against this lawsuit and filed a motion to dismiss the action on February 19, 2002, which motion has not yet been heard by the Court. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

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

7.    Stockholders’ Equity and Earnings Per Common Share

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

As a result of the net losses incurred during the reported periods, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share, had we reported net income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Shares issuable in connection with:
Outstanding stock option, warrant and restricted stock awards	869	40,732	12,005	34,698
Convertible debt	37,087	—	37,087	—

8.    Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, value chain solutions designed to help enterprises optimize business processes both internally and among trading partners. SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance.

We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international systems consulting and integration firms and other industry-related partners. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We have not consistently allocated revenues from such sales to individual product lines for internal or general-purpose financial statements.

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Americas	$82,668	$163,447	$193,735	$398,936
EMEA	19,143	41,949	49,680	129,721
Japan	10,354	32,987	28,136	62,238
APAC	7,433	10,836	16,461	22,546

	$119,598	$249,219	$288,012	$613,441

Revenues from international operations totaled $41.5 million and $105.1 million during the three and six months ended June 30, 2002 and $90.0 million and $227.7 million during the three and six months ended June 30, 2001.

During the periods presented, no individual customer accounted for more than 10% of total revenues.

9.    Restructuring Charges and Adjustments

Overview.    During the second through the fourth quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses with a goal of improving our financial position.The restructuring plan was initiated in response to poor economic conditions during 2001 and poor results, which led to increasing net losses, declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating approximately 1,840 employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring charge occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame from the date the charges were recorded. During the three months ended June 30, 2002, we reversed $2.1 million of severance and termination costs that had been accrued during the fourth quarter of 2001 due to non-payment of the severance related to employees that were not terminated. All payments for severance and termination costs as a result of the restructuring plan are expected to be made within a one-year time frame from the date the charges were recorded. Payments related to facilities closings under the 2001 plan will continue through the associated lease terms, which range from one to fifteen years. See also Note 11. Subsequent Events.

The following table summarizes the activity in the restructuring accrual accounts:

	Employee Severance and Termination	Office Closure and Consolidation	Non-cash Asset Disposal Losses	Total
Remaining accrual balance at December 31, 2001	$24,866	$38,551	$—	$63,417
Adjustment to accrual	(257)	(2,084)	2,084	(257)
Cash payments and non-cash charges	(7,363)	(6,799)	(2,084)	(16,246)

Remaining accrual balance at March 31, 2002	17,246	29,668	—	46,914
Adjustment to accrual for unpaid severance	(2,114)	—	—	(2,114)
Cash payments and non-cash charges	(3,333)	(2,830)	—	(6,163)

Remaining accrual balance at June 30, 2002	$11,799	$26,838	$—	$38,637

Employee Severance and Termination Costs.    The accrual for employee severance and termination costs includes termination salaries, benefits, stock compensation, outplacement services, employee relocation costs and other related costs to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. The employee terminations were across most geographic areas and functions of our business, including administrative, professional, and management positions. Only costs for involuntarily terminated employees are included in the restructuring accrual. During the three months ended June 30, 2002, we reversed $2.1 million of severance and termination costs that had been accrued during the fourth quarter of 2001 due to non-payment of the severance related to employees who were not terminated. All payments for severance and termination costs as a result of the restructuring plan are expected to be made within a one-year time frame from the date the charges were recorded.

Office Closure and Consolidation Costs.    The office closure and consolidation accrual includes the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. As of June 30, 2002, all of the office closings and consolidations were completed. Payments related to facilities closings under the 2001 plan will continue through the associated lease terms, which range from one to fifteen years.

The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. While the current accrual represents our best estimate of our expected costs to exit these obligations, additional accruals may be required if we are not successful in our efforts to sublet these facilities or favorably terminate these leases due to current weak market conditions in the real estate market or for other reasons.

Asset Disposal Losses.    Asset disposal losses are write-offs of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary. These assets were taken out of service and disposed in connection with the office closures and consolidations.

10.    Foreign Currency Risk Management

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

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income (expense), net in the Condensed Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three and six months ended June 30, 2002, we recognized net losses of $1.5 million and $2.2 million on foreign currency forward contracts and net gains of $0.264 million and $0.55 million on foreign currency transactions. During the three months ended June 30, 2001, we recognized net losses of $2.7 million on foreign currency forward contracts and net gains of $3.1 million on foreign currency transactions. During the six months ended June 30, 2001, we recognized net losses of $0.1 million on foreign currency forward contracts and net losses of $1.7 million on foreign currency transactions.

Details of our foreign currency forward contracts as of June 30, 2002 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on June 30, 2002 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on June 30, 2002 and no amounts related to these forward contracts were recorded in our financial statements.

		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	5,948	$9,182
Danish Kroners	DKK	4,119	543
Singapore Dollars	SGD	849	476
Swiss Francs	CHF	13,720	9,164
Taiwan Dollar	TWD	10,159	308

Forward contracts to sell:
Australian Dollars	AUD	9,008	5,004
Brazilian Reals	BRL	3,877	1,342
Canadian Dollars	CAD	1,811	1,203
European Euros	EUR	15,376	15,333
Hong Kong Dollars	HKD	4,732	604
Indian Rupees	INR	135,804	2,732
Japanese Yen	JPY	886,678	7,339
Mexican Peso	MXN	3,197	317
South African Rand	ZAR	2,518	241
South Korean Won	KRW	1,585,792	1,296

Our foreign currency forward contracts contain credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

11.    Subsequent Events

On July 16, 2002, we announced a restructuring plan with the goal of bringing operating expenses in line with recent revenue levels. We expect to reduce our operating costs by approximately 40% by the end of 2002 under this plan. Furthermore, we expect to incur a restructuring charge of approximately $60 million in the third quarter of 2002 to cover severance, facilities closures and other costs associated with the restructuring plan.

Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”    SFAS 145 clarifies and simplifies existing accounting pronouncements related to gains and losses from debt extinguishments and certain lease modifications and eliminates certain transitional accounting standards that are no longer necessary. This statement also makes minor technical corrections to various other existing pronouncements. Certain provisions of this statement will become effective for us on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002 did not have a significant impact on our financial statements. Furthermore, adoption of the remaining provisions of this Statement on January 1, 2003 is not expected to have a significant impact on our financial statements.

Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”    FAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Under EIFT Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, materially and adversely affect our business, and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing substantial operating losses and negative cash flow and we may not achieve profitability or a return to positive cash flow.
•	Our financial results are difficult to predict and may vary significantly from quarter to quarter or we could fail to meet expectations.
•	Continued deterioration in information technology spending, especially in the high-tech sector and other markets we serve, and general economic conditions could further negatively impact our revenues.
•
We may fail to achieve the desired results of our current restructuring announced July 16, 2002, product rationalization program and other strategic initiatives, including changes within our sales force and executive management team.

•	We anticipate seasonal fluctuations in revenues, which may cause volatility in our stock price.
•
Historically, a small number of individual license sales have been significant in most quarterly periods. Our operating results for a given period have, and could continue to, suffer serious harm if we fail to close one or more large sales expected for that period.

•	We may not remain competitive.
•	The operations of our sales force may be disrupted by our restructuring announced July 16 and such disruption may negatively affect our revenues.
•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

Many of these risks and uncertainties are beyond our control and, in many cases, we cannot accurately predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to us, our customers or our management are intended to identify forward-looking statements.

References in this report to the terms “optimal” and “optimized” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Overview

We are a provider of enterprise software applications and solutions for value chain management. A value chain is an extended supply chain that encompasses the demand chain and other activities that add value to a product or service. Value chain management is the planning and execution of processes involved in managing supply and demand with the goal of managing variability and increasing efficiency by reducing complexity, improving visibility and increasing business operating velocity. Our product suites may be used by enterprises to align their value chains to better serve their customers and to help optimize business processes both internally and across the value chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our primary product suites include software solutions for supply chain management, supplier relationship management and demand chain management. We provide content and content management solutions as well as integration services to enable our products to work with other applications. We also provide services such as consulting, training and maintenance in support of these offerings.

Application of Critical Accounting Policies And Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are highly uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Accounting polices related to allowance for doubtful accounts; loss contingencies and warranty claims; legal accruals; goodwill; intangible assets and other long-lived assets; and deferred taxes are considered to be critical as these policies involve considerable subjective judgment and estimation by management. We also consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues.

Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our 2001 Form 10-K.

Revenue Recognition:    Revenues consist of software license revenues, service revenues and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.”

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

License revenues from custom development projects are generally recognized in proportion to the percentage completion of the project. Assessing the degree to which a particular project is completed requires considerable subjective judgment. Changes in the estimated stage of completion of a particular project could create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects.

Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized under service agreements in connection with initial license sales and as the services are performed. Service revenues also include reimbursements received from customers for out-of-pocket expenses incurred in connection with providing services.

Maintenance revenues are derived from technical support and software updates provided to customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses due to bad debts that have been incurred within the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. In estimating the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change; our estimate of probable losses due to bad debts could also change, which could affect the level of the future provisions for bad debts.

Deferred Taxes.    Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. During the three months ended June 30, 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense. We increased our deferred tax valuation allowance in light of the magnitude of the revenue decreases in the second quarter of 2002 and our operating loss through the second quarter 2002 and our expectations of future financial performance in 2002 and 2003 based on operating results through the end of the second quarter, and the conditions surrounding the restructuring plan announced July 16, 2002. Failure to achieve profitability will prevent us from utilizing these assets, and because of the uncertainty of when we will return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income.

As of June 30, 2002, we had net deferred tax liabilities of $2.1 million, which included a valuation allowance on deferred tax assets of $758.1 million, compared to net deferred tax assets of $633.0 million at December 31, 2001, which included a valuation allowance on deferred tax assets of $52.9 million. Prior to June 30, 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions in 2001 and 2000.

Goodwill.    On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment of goodwill was recognized in connection with the adoption of this new policy. While no impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard, in the third quarter of 2001 we recorded an impairment of approximately $4.5 billion of goodwill in accordance with Generally Accepted Accounting Principles. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, we will test for impairment once annually, or on an interim basis if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume the minimum fair value of our single reporting unit is our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. However, the market capitalization of a reporting unit with publicly traded equity securities may be less than the fair value of the reporting unit as a whole because of control premiums and other factors.

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets with finite useful lives are amortized on a straight-line basis over periods of two to five years. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations.

Loss Contingencies and Warranty Claims.    Accruals for loss contingencies related to certain legal proceedings, warranty and other claims and litigation are recorded when we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties. While there can be no assurance, we currently believe the outcome of the outstanding legal proceedings, warranty and other claims and litigation involving us will not have a material adverse effect on our business, financial condition or results of operation, the outcome is inherently uncertain, and it is possible that some of these matters may be resolved materially adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

Restructuring Charges.    We recognize restructuring charges consistent with applicable accounting standards. We reduce charges for abandoned facilities with sublease income. Furthermore, we analyze current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Significant subjective judgment and estimates must be made and used in calculating future sublease income. While the current accrual represents our best estimate of our expected costs to exit these obligations, variances between our expected and actual sublease income may result in significant restructuring charge adjustments in future periods.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items reflected in our Condensed Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software licenses	21.8%	42.5%	29.4%	51.7%
Services	39.6	36.6	37.6	31.3
Maintenance	38.6	20.9	33.0	17.0

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenues:
Cost of software licenses	1.1	7.4	6.1	6.5
Amortization of acquired technology	5.5	5.2	4.9	4.1
Cost of services and maintenance	49.5	37.3	41.4	29.9
Sales and marketing	52.4	58.6	43.6	46.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Research and development	42.3	28.6	37.0	23.9
General and administrative	16.5	11.2	13.9	9.4
Amortization of intangibles	2.7	306.0	2.3	247.7
In-process research and development and acquisition-related expenses	—	—	—	0.8
Restructuring charges and adjustments	(1.8)	13.2	(0.8)	5.4

Total costs and expenses	168.2	467.5	148.4	374.4

Operating loss	(68.2)	(367.5)	(48.4)	(274.4)
Other income (expense), net	(3.7)	(0.9)	(0.4)	(2.6)

Loss before income taxes	(71.9)	(368.4)	(48.8)	(277.0)
Income tax expense (benefit)	561.4	(23.0)	226.3	(10.5)

Net loss	(633.3)%	(345.4)%	(275.1)%	(266.5)%

Revenues

Total revenues decreased $129.6 million, or 52.0%, and $325.4 million, or 53.0%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance. Details of our revenues are presented below.

Software Licenses.    Software license revenues totaled $26.1 million and $84.7 million, or 21.8% and 29.4% of total revenues, for the three and six months ended June 30, 2002 decreasing $79.7 million, or 75.3%, and $232.2 million, or 73.3%, from the same periods in 2001. Software license revenues include amounts related to custom development projects, content subscriptions and other recurring license revenues. Revenues from custom development projects were $1.0 million and $8.3 million for the three and six months ended June 30, 2002, increasing $0.3 million, or 51.1%, and $7.3 million, or 698.4%, from the same periods in 2001. Revenues from content subscriptions and other recurring license revenues were $15.1 million and $29.7 million for the three and six months ended June 30, 2002, decreasing $4.9 million, or 24.6%, and $3.5 million, or 10.6%, from the same periods in 2001.

The decrease in software license revenues during the three and six months ended June 30, 2002 was the result of a decline in sales arising from declining demand for enterprise application software, a weaker macroeconomic environment, sales and other execution issues, fewer large deals being completed and increased competition, among other factors. Poor economic conditions, among other factors, have caused a significant decrease in technology and capital spending and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly adversely impacted by the poor economic conditions. We have also been subject to claims regarding the functionality of our products and customer dissatisfaction that may have negatively altered our perception in the market and contributed to the decline in our software license revenues. Further, the delay or cancellation of implementations by customers may have contributed to the decline in license sales. Despite our efforts to generate demand and develop growth in other industry sectors, we have not succeeded in a material way and there can be no assurance that we will effectively develop future revenue growth. In the near-term, we expect continued challenges in generating license sales, in part due to changes within our sales organization and other factors.

Details of software license transactions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Software license transactions	46	87	125	189
Software license transactions over $1.0 million	1	24	10	53
Average sales price of software licenses	$238	$985	$440	$1,501

        The decline in the number of software license transactions and the average sales price of such transactions over the comparable periods is severe and was partly the result of decreases in technology spending by many potential customers and increased competition, including price pressure. While we are focused on addressing these challenges, there can be no assurance that we will be successful.

Our direct sales channel is responsible for most of our license revenue. Although we believe direct sales will continue to account for most of our software license revenues for the foreseeable future, our objectives include continuing indirect sales activities through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. There can be no assurance that our efforts to expand indirect sales of our software products will be successful or will continue in the future.

Services.    Service revenues consist of fees generated by providing services to customers, including consulting, training and other services. Service revenues constituted 39.6% and 37.6% of total revenues during the three and six months ended June 30, 2002 and 36.6% and 31.3% of total revenues during the three and six months ended June 30, 2001. Service revenues as a percentage of total revenues have fluctuated, and are expected to continue to fluctuate on a quarter-to-quarter basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. In any period, total service revenues are dependent on a variety of factors, including:

•	License transactions closed during the current and preceding periods.
•	Customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms.
•	The number of our internal service providers and consultants actively engaged on billable projects.

Service revenues decreased $43.9 million, or 48.1%, and $83.9 million, or 43.7%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. The decrease in service revenues was primarily due to the lower volume of sales in the latter part of 2001 and into 2002, which resulted in decreased demand for consulting and implementation services. We are also seeing downward trends in consulting fees in the market. There can be no assurance that the demand for consulting and implementation services or the level of fees that we can charge will improve, or even remain at current levels. Further, we expect the trend of declining service revenues to continue until we experience a sustained increase in license sales.

Maintenance.    Maintenance revenues constituted 38.6% and 33.0% of total revenues during the three and six months ended June 30, 2002 and 20.9% and 17.0% of total revenues during the three and six months ended June 30, 2001. Maintenance revenues decreased $6.0 million, or 11.5%, and $9.3 million, or 8.9%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. We have experienced a decline in maintenance renewals in terms of both number and dollar amount because of cost cutting efforts by our customers and deferred or cancelled implementations by customers and the fact that many marketplace and dot-com customers to whom we previously sold software are no longer operating or liquid. Accordingly, there can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect this trend of declining maintenance revenues to continue until we experience a sustained increase in license sales.

International Revenues.    Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $41.5 million and $105.1 million, or 34.7% and 36.5% of total revenues, during the three and six months ended June 30, 2002 and $90.0 million and $227.7 million, or 36.1% and 37.1% of total revenues, during the three and months ended June 30, 2001. We have expended and expect to continue to expend substantial resources to support our international operations. The decrease in international revenues during the three and six months ended June 30, 2002 was the result of a decline in sales arising from declining demand for enterprise application software, a weaker macroeconomic environment, sales execution issues and increased competition, among other factors. As part of our restructuring, we will be reducing our presence or ceasing operations in certain of these regions.

Costs and Expenses

Cost of Software Licenses.    Cost of software licenses consists of:

•
Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such affiliate commissions are expensed when the associated revenue transactions are recognized.

•
Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	Costs related to user documentation.
•	Costs related to reproduction and delivery of software.
•
Provisions to our reserve for estimated costs to service warranty claims. We generally warrant our products will function substantially in accordance with documentation provided to customers. We accrue for warranty claims on a case-by-case basis.

Cost of software licenses as a percentage of related revenue was 5.1% and 20.8% during the three and six months ended June 30, 2002 compared to 17.4% and 12.7% for the same periods in 2001. Cost of software licenses decreased $17.1 million, or 92.8%, and $22.6 million, or 56.3%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. During the second quarter of 2002, we reversed a $9.8 million accrual for commissions payable to a third party due to the fact that the third party did not achieve certain performance levels, which would have entitled them to the commission. This accrual was reversed during the second quarter of 2002, rather than during the first quarter of 2002, due to the nature of the evaluation required to determine if performance levels had been met. Without this accrual reversal, cost of software licenses would have been $11.1 million and $27.4 million, or 42.7% and 32.3% of related revenues, during the three and six months ended June 30, 2002. The decrease in the dollar amounts of the cost of software licenses was primarily due to the decline in software license sales, which resulted in decreases in commissions paid to affiliates for sales assistance and decreases in the amount of royalty fees associated with third-party software. The impact of these cost reductions was partly offset by increased provisions to our reserve for estimated costs to service warranty claims, which was also a factor in the increase in the cost of software licenses as a percentage of related revenue during the comparable periods. The increase in the cost of software licenses as a percentage of related revenue was also partly due to the fact that we have certain fixed royalty fees that are not dependent upon sales volume.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our integrated solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to others. Amortization of capitalized acquired technology totaled $6.5 million and $14.2 million during the three and six months ended June 30, 2002 and $12.9 million and $25.2 million during the three and six months ended June 30, 2001. Despite the added impact of the amortization of technology acquired in our acquisitions of TSC and RightWorks in 2001, amortization of acquired technology decreased during the comparable periods primarily as a result of a $26.2 million write-down of certain impaired developed technology intangible assets to their then current fair values in the third quarter of 2001.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with the implementation of software solutions and consulting and training services in addition to the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance as a percentage of related revenues was 63.3% and 58.6% during the three and six months ended June 30, 2002 compared to 64.8% and 61.9% during the comparable periods in 2001. The decrease in cost of services and maintenance as a percentage of related revenues primarily resulted from efficiencies developed in project management, decreases in personnel and other cost saving measures.

The total cost of services and maintenance decreased $33.7 million, or 36.3%, and $64.5 million, or 35.1%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. The decreases were primarily due to decreases in the average number of consultants, product support staff and training staff.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses as a percentage of total revenues were 52.4% and 43.6% during the three and six months ended June 30, 2002 compared to 58.6% and 46.7% during the comparable periods in 2001. Sales and marketing expenses decreased $83.3 million, or 57.1%, and $161.0 million, or 56.2%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. The decreases were primarily due to, among other things, the following:

•
Decreases in the average number of sales and marketing personnel and direct sales representatives over the comparable periods. Sales and marketing personnel decreased 36% and direct sale representatives decreased 50% from June 30, 2002 compared to the same period in 2001.

•
Decreases in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales. Sales commissions and other costs associated with our sales process, including travel and entertainment expenses, decreased 70% and 73% for the three and six months ended June 30, 2002 compared to the same periods in 2001.

•
Decreases in expense related to marketing and promotional activities. Marketing expenses increased 2% and decreased 25% for the three and six months ended June 30, 2002 compared to the same periods in 2001.

•
Decreases in bad debt expense. Bad debt expense decreased 71% and 61% for the three and six months ended June 30, 2002 compared to the same periods in 2001. The decrease in bad debt expense is attributable to strong collection efforts, more favorable payment terms in our contracts, and the decline in license sales.

Research and Development Expenses.    Research and development expenses consist of continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. We anticipate that we will continue to devote substantial resources to product development as we develop new products, new versions of our existing products and additional modules for our existing products.

Research and development expenses decreased $20.8 million, or 29.2%, and $40.1 million, or 27.3%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. Research and development expenses as a percentage of total revenues totaled 42.3% and 37.0% during the three and six months ended June 30, 2002 compared to 28.6% and 23.9% during the comparable periods in 2001. The increase in research and development expenses as a percentage of revenues primarily resulted from a decline in revenues. The decrease in the dollar amount of research and development expenses was primarily due to a decrease in the cost structure of our development organization. During the fourth quarter of 2001, we began an initiative to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to our research and development activities. The program introduced in the fourth quarter of 2001 has been completed. We have already reduced the number of our research and development sites and we expect at least half of our future research and development personnel will be located in India.

General and Administrative Expenses.    General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses decreased $8.2 million, or 29.3%, and $17.6 million, or 30.5%, during the three and six months ended June 30, 2002 compared to the same periods in 2001. General and administrative expenses as a percentage of total revenues totaled 16.5% and 13.9% during the three and six months ended June 30, 2002 and 11.2% and 9.4% during the three and six months ended June 30, 2001. The increase in general and administrative expenses as a percentage of total revenues primarily resulted from a decline in revenues. The decrease in the dollar amount of general and administrative expenses was primarily due to a decrease in the average number of personnel over the comparable periods. General and administrative personnel decreased 18% from June 30, 2002 compared to the same period in 2001.

Amortization of Intangibles.    From time to time, we have sought to supplement the depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Identified intangible assets are amortized over their estimated useful lives while goodwill is only written down when it is deemed to be impaired. Details of our intangible assets and goodwill are presented in Note 3 – Intangible Assets and Goodwill in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions totaled $3.2 million and $6.5 million, or 2.7% and 2.3% of total revenues, during the three and six months ended June 30, 2002 compared to $762.6 million and $1.5 billion, or 306.0% and 247.7% of total revenues, during the three and six months ended June 30, 2001. In accordance with a new accounting standard adopted on January 1, 2002, the totals for the three and six months ended June 30, 2002 do not include amortization of goodwill and are comprised solely of amortization of intangible assets. The totals for the three and six months ended June 30, 2001 include $25.4 million and $49.1 million of amortization of intangible assets and $737.2 million and $1.5 billion of amortization of goodwill. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $1.5 million and $2.9 million in amortization expense during the three and six months ended June 30, 2002. The decrease in amortization expense over the comparable periods resulted from the significant impairment write-downs of goodwill and certain intangible assets to their then current fair values in the third quarter of 2001. The write-downs included $216.8 million of certain intangible assets (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”) and $4.5 billion of goodwill. Additionally, as a result of the impairments, the estimated useful lives of the goodwill recognized in connection with the acquisitions of Aspect and SupplyBase were revised and, as a result, the goodwill related to those acquisitions was fully amortized as of December 31, 2001.

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

We wrote-off $4.7 million of acquired in-process research and development during the first quarter of 2001. The amount was related to in-process research and development projects acquired in the acquisition of TSC. As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development projects. These projects were intended to address issues surrounding web-based content management and web-enablement. A prototype design related to the eTRA-SER project was completed in December 2001, but additional design work is ongoing and is required prior to the product release which is anticipated in late 2002. Accordingly, we do not expect to begin to realize revenue from this project until such time. While we initially expected this project to be completed sooner, the delay is not expected to have a significant effect on future revenue and operating results, or the value of other acquired intangible assets. The ec-Central project was terminated because a substitute technology was identified.

Restructuring Charges

During the second through the fourth quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001 and poor results, which led to increasing net losses, declining gross margins and other performance measures, such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame from the date the charges were recorded. During the three months ended June 30, 2002, we reversed $2.1 million of severance and termination costs that had been accrued during the fourth quarter of 2001 due to non-payment of the severance related to employees that were not terminated. Additional details of the remaining restructuring accrual are presented in Note 9 — Strategic Restructuring in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Also see Note 11. Subsequent Events.

Other Income (Expense), Net

Other income (expense), net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income	$4,202	$9,490	$8,791	$21,555
Interest expense	(5,745)	(5,736)	(11,566)	(10,410)
Realized gains (losses) on investments, net	(1,270)	(5,681)	4,262	(23,910)
Foreign currency hedge and transaction gains (losses), net	(1,218)	342	(1,612)	(1,817)
Other	(416)	(685)	(870)	(1,225)

	$(4,447)	$(2,270)	$(995)	$(15,807)

Interest income declined primarily as a result of lower market interest rates and lower average balances of invested funds. The increase in interest expense resulted from the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC on March 23, 2001. Net realized gains on investments of $4.3 million during the six months ended June 30, 2002 included gains from the settlement of hedge positions and sales of certain of our equity security investments of $6.0 million and offsetting losses of $1.7 million that included $1.5 million from the sale of corporate bonds in the second quarter. Net realized losses on investments of $20.7 and $26.4 million during the three and six months ended June 30, 2001 were primarily related to the write-down of the carrying basis of certain equity security investments as a result of significant, non-temporary declines in the fair value and expected realizable amounts of these investments.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense of $671.4 million and $651.9 million during the three and six months ended June 30, 2002. During the three months ended June 30, 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense. We increased our deferred tax valuation allowance in light of the magnitude of the revenue decreases in the second quarter of 2002 and our operating loss through the second quarter 2002, our expectations of future financial performance in 2002 and 2003 based on operating results through the end of the second quarter, and the conditions surrounding the restructuring plan announced July 16, 2002. Failure to achieve profitability will prevent us from utilizing these assets, and because of the uncertainty of when we will return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income.

During the three and six months ended June 30, 2001, we recognized income tax benefits of $57.3 million and $64.3 million, representing effective income tax rates of 6.2% and 3.8%. Items which cause differences between the U.S. statutory rate and our effective tax rate during the periods presented, include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. The effective income tax rate during the three and six months ended June 30, 2001 was also impacted by the non-deductibility of goodwill, in-process research and development and acquisition-related expenses.

As of June 30, 2002, we had net deferred tax liabilities of $2.1 million, which included a valuation allowance on deferred tax assets of $758.1 million, compared to net deferred tax assets of $633.0 million at December 31, 2001, which included a valuation allowance on deferred tax assets of $52.9 million. Prior to June 30, 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions in 2001 and 2000.

Earnings Per Common Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include (i) the dilutive effect of stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

•	The ongoing issuance of common stock associated with stock option exercises and restricted stock awards.
•	The issuance of common shares associated with our employee stock purchase plans.
•	Any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculation.
•	The issuance of common stock to affect business combinations should we enter into such transactions.
•	The issuance of common stock or warrants to affect joint marketing, joint development or other similar arrangements should we enter into such arrangements.
•	Assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at June 30, 2002 showed a 46.5% decrease in working capital during the first six months of 2002. Working capital was $253.8 million at June 30, 2002 compared to $474.3 million at December 31, 2001. The decrease in working capital was primarily the result of a $194.4 million decrease in cash and short-term investments, $59.4 million of which was invested in longer-term investments, a $69.2 million decrease in net accounts receivable and a $69.1 million decrease in deferred income taxes, prepaids and other current assets partly offset by a $91.3 million decrease in accrued liabilities and accrued compensation and a $19.9 million decrease in deferred revenue.

Cash and cash equivalents were $440.3 million at June 30, 2002, a decrease of $98.0 million compared to balances at December 31, 2001. The decrease in cash and cash equivalents was the result of $144.0 million in cash used in operating activities offset by $45.7 million in cash provided by investing and financing activities.

In addition to our cash and cash equivalents, we also maintain a portfolio of short- and long-term investment securities to supplement our liquidity needs. Short- and long-term investments totaled $91.6 million and $87.6 million, respectively, at June 30, 2002 and $188.0 million and $28.2 million, respectively, at December 31, 2001. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents and short- and long-term investments totaled $619.4 million at June 30, 2002 compared to $754.4 million at December 31, 2001. These totals included common stock and warrants of public companies of $2.5 million at June 30, 2002 and $23.2 million at December 31, 2001.

The most significant adjustments to reconcile net loss to net cash from operations during the six months ended June 30, 2002 were depreciation and amortization of $42.3 million, deferred income tax benefits and disqualifying dispositions of $30.2 million, a valuation allowance on deferred tax assets of $670.7 million, the net decrease in accounts receivable of $64.9 million, the net decrease in accrued liabilities and accrued compensation of $81.5 million and the net decrease in deferred revenues of $19.9 million.

Significant uses of cash for investing activities during the six months ended June 30, 2002 included $110.8 million in purchases of long-term investments and $7.7 million in purchases of premises and equipment. Offsetting these cash outflows were proceeds from the sale of real estate acquired in connection with our acquisition of TSC of $12.5 million, proceeds from the sales of investments and the settlements of equity collar hedges of

$42.9 million and the net decrease in short-term investments of $94.6 million.

The $17.0 million in net cash from financing activities during the six months ended June 30, 2002 was from proceeds from stock option exercises and stock issued under employee stock purchase plans.

Accounts receivable, net of allowance for doubtful accounts, decreased 49.3% during the six months ended June 30, 2002. Days sales outstanding (DSO’s) in receivables decreased to 54 days as of June 30, 2002 from 67 days as of December 31, 2001. DSO’s decreased in part due to the use of more favorable payment terms in our contracts, strong collection efforts, and overall reduction in sales. There can be no assurance that DSO performance will remain at this level.

In August 2001, we obtained a one-year, $20.0 million letter of credit line. Letters of credit issued in connection with this line are secured by debt securities held in our brokerage account maintained by the lender. As of June 30, 2002, $10.3 million in letters of credit were outstanding under this line and $14.9 million in debt securities were pledged as collateral. There are no financial covenants associated with this line of credit. The line of credit contains a letter of credit fee equal to 0.25% per year on the face amount of letters of credit and an unused commitment fee equal to 0.05% per year on the average daily unused amount of the line of credit.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also repurchase any outstanding debt on the open market as opportunities are presented. As of June 30, 2002, none of the notes have been converted to common stock or repurchased on the open market.

In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003. After March 23, 2002 and prior to maturity, we may convert at least a portion of the note into shares of our common stock. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the NASDAQ National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Additional details of the note are presented in Note 8 — Borrowings in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our 2001 Form 10-K.

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

We expect cash, cash equivalent and short-term investment balances will continue to decrease until we return to profitability and possibly beyond. We believe that existing cash, cash equivalent and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. The current weak macroeconomic environment has resulted in a softening of demand for enterprise application software and services, which has, among other things, led to a decline in revenues, increasing net losses and negative operating cash flows. Sustained weak demand for enterprise application software within the product and industry segments we target, or for our products, has and will continue to negatively impact future revenues and operating results, which, in turn, would continue to negatively impact our liquidity. Additionally, we may not be able to obtain additional equity or debt financing.

Inflation

Inflation has not had a material impact on our results of operations or financial condition.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 34.7% and 36.5% of total revenues during the three and six months ended June 30, 2002 and 36.2% and 37.3% during the three and six months ended June 30, 2001. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income (expense), net in the Condensed Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three and six months ended June 30, 2002, we recognized net losses of $1.5 million and $2.2 million on foreign currency forward contracts and net gains of $0.264 million and $0.55 million on foreign currency transactions. During the three months ended June 30, 2001, we recognized net losses of $2.7 million on foreign currency forward contracts and net gains of $3.1 million on foreign currency transactions. During the six months ended June 30, 2001, we recognized net losses of $0.1 million on foreign currency forward contracts and net losses of $1.7 million on foreign currency transactions.

Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 10 — Foreign Currency Risk Management in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Interest Rate Risk.    Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are operating balances and are generally invested in short-term time deposits of the local operating bank.

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of June 30, 2002, 64.6% of our debt securities and time deposits had remaining maturities of three months or less, while 18.3% had remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. During 2001, the Federal Reserve Board decreased the discount rate by 475 basis points, which has led to significant declines in short-term market interest rates. As of June 30, 2002, the weighted-average yield on debt securities was 2.44% compared to 3.85% for debt securities held as of December 31, 2001. The decrease in the weighted-average yield on these investments resulted as maturing investments were reinvested at lower market yields. Based on our investment holdings as of June 30, 2002, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $5.0 million.

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

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.4 million net after-tax unrealized loss on these investments during the first six months of 2002. We also wrote-down, by $35.5 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during 2001. Our ability to sell certain equity positions is restricted under securities laws or pursuant to contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. The fair value of our investments in publicly traded companies totaled $2.5 million at June 30, 2002. The fair value of these investments would be $2.3 million assuming a 10% decrease in each stock’s price.

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

Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”    SFAS 145 clarifies and simplifies existing accounting pronouncements related to gains and losses from debt extinguishments and certain lease modifications and eliminates certain transitional accounting standards that are no longer necessary. This statement also makes minor technical corrections to various other existing pronouncements. Certain provisions of this statement will become effective for us on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002 did not have a significant impact on our financial statements. Furthermore, adoption of the remaining provisions of this Statement on January 1, 2003 is not expected to have a significant impact on our financial statements.

Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Under EIFT Issue No. 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

If any of the following risks actually occur, they could materially adversely affect our business, financial condition, liquidity or results of operations. In that case, the trading price of our common stock could decline.

Risks Related To Our Business

We Have Experienced Substantial Losses And May Not Achieve Or Maintain Profitability In The Future, Which Would Have A Further Significant Adverse Effect On Our Business.

We incurred substantial losses from operations during the last eighteen months ended June 30, 2002 primarily due to sharp declines in our revenues combined with an operating cost structure that was designed to support revenue growth. Our continued inability to stabilize or grow revenues, control expenses and achieve profitability could substantially impair our liquidity and ability to finance and support our operations and eventually threaten our solvency, which would have a significant adverse effect on our business, results of operations and financial condition as well as our stock price. In addition, such continued losses and the related negative market perception have and may continue to negatively affect our ability to sell our products.

Further, if we do not achieve sufficient federal taxable income in future years to utilize our net operating loss carryforwards, they will expire, and we will be unable to realize the benefits of our tax deferred assets. In the second quarter of 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense.

Our Current Restructuring And Product Rationalization Initiatives May Not Achieve Our Desired Results And, If Unsuccessful, Could Result In Additional Serious Harm To Our Business.

We are in the process of implementing a restructuring plan over the third and fourth quarters of 2002. Our plan involves, among other things, reductions in our workforce and facilities, continuing to increase the proportion of our development workforce in India and ceasing continued development of a number of products. These activities are inherently distracting to an organization and pose significant risks. The workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. Further, continued downward pressure on our average cost of license sales while our sales force is being reduced would require an increase in sales resource productivity in order for us to achieve revenue projections. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our customer service and products. If we fail to select appropriate products for discontinuation or customers become dissatisfied with our product decisions or service, our business could be adversely impacted, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives or sufficiently reduce our workforce would harm our business, results of operations and financial condition.

If Our Common Stock Trades Below One Dollar For 30 Consecutive Trading Days Or Our Stockholders’ Equity Falls Below $10 Million, Our Stock Is At Risk Of Being De-Listed From The NASDAQ National Market System.

The market price of our stock has fallen substantially during the past eighteen months, and the closing bid price of our stock has been below $1.00 for ten consecutive trading days as of the date of this filing. Our stockholders’ equity has decreased from $892.2 million as of December 31, 2001 to $111.6 million as of June 30, 2002 due to our operating losses and the valuation allowance. In the event that our stock price trades below $1.00 for 30 consecutive trading days or our stockholders’ equity falls below $10 million, NASDAQ may begin proceedings to de-list our stock from the NASDAQ National Market System. There is a significant risk of our stockholders’ equity falling below the $10 million threshold in current and future periods. De-listing could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price. In addition, de-listing or the threat of de-listing could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition. We are currently considering implementing measures to allow us to remain in compliance with the NASDAQ listing standards, but there can be no assurance that we will be successful,

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future, due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations negatively affects the price of our common stock.

Global Economic Conditions May Continue To Erode, Which Might Negatively Impact Us And The Price Of Our Stock.

The macroeconomic environment and capital spending on information technology have continued to erode, resulting in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, continued soft demand for computer software and services caused by a weakening economy and budgetary constraints have resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more significantly adversely impacted by the current weak economic environment, and the relatively large license transactions upon which we have historically relied. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued decrease in our software license revenues and corresponding revenues from consulting and maintenance.

The Market For Our Solutions Has Weakened, And If This Market Does Not Develop As We Anticipate, Or If We Are Unable To Develop Acceptable Solutions, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services to facilitate conducting business on-line, within an enterprise and among many enterprises, or marketplaces. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty, especially where development of our products or services requires a large capital commitment or other significant commitment of resources. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often complex and involve a new approach, which we refer to as dynamic value chain management, to the conduct of business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services, or we may not develop acceptable solutions to address market conditions. Any one of these events could seriously harm our business, operating results and financial condition.

Historically, A Small Number Of Individual License Sales Have Been Significant In Each Quarterly Period. Our Operating Results For A Given Period Could Suffer Serious Harm If We Fail To Close One Or More Large Sales Expected For That Period Or If A Successful Transition To A Volume-Based Sales Model Does Not Compensate For Fewer Large Sales.

Historically, we have derived a significant portion of revenues in each quarter from a small number of relatively large license sales with, in some cases, long and intensive sales cycles. Although license sales over $1.0 million dollars only accounted for 12% of new license revenues in the second quarter of 2002, such sales represented 45% of new license revenues in the first quarter of 2002 and 64% of new license revenues in the fourth quarter of 2001. In addition, our expectations of financial results for a particular quarter frequently assume the successful closing of multiple substantial license sales that we have targeted to close in that period. Moreover, due to customer purchasing patterns, we typically realize a significant portion of our software license revenues in the last few weeks of a quarter. As a result, we are subject to significant variations in license revenues and results of operations if we incur any delays in customer purchases. If in any future period we fail to close one or more substantial license sales that we have targeted to close in that period, our operating results for that period could be seriously harmed. In an attempt to reduce our dependence on large license sales, we are attempting to transition to a sales model that emphasizes the total volume of sales over the size of individual sales. However, there can be no assurance that this transition to a volume-based sales model will be successful or that it will substantially reduce our dependence on large license sales or compensate for the loss of larger license sales.

Our Software Products Are Intended To Work Within Complex Business Processes. Accordingly, Implementation Of Our Products Can Be Difficult, Time-Consuming And Expensive And Customers May Be Unable To Implement Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products Which May Result In Customer Dissatisfaction, Harm To Our Reputation And Cause Collections Issues.

Our products typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our sales opportunities and may result in customer dissatisfaction, harm to our reputation and cause issues relating to the collection of accounts receivable.

We Have Been And Continue To Be Subject To Certain Claims Pertaining To The Functionality And Implementation Of Our Products And, More Recently, Questions Regarding Our Financial Viability. These Claims And Perceptions, If Unresolved Or Not Addressed, Could Seriously Harm Our Business And Our Stock Price.

From time to time, customers make certain claims pertaining to the functionality and performance of our software and its implementation, citing a variety of issues. Our recent operational performance and the decline in our stock price has led to questions in the market regarding our financial viability. Whether customer claims regarding functionality and implementation and concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us, they may affect the market perception of our company and our products. Not only could this have an immediate effect on our stock price, but also the potential resulting reputational damage could affect our ability to sell our products.

We May Not Remain Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, many of our competitors have one or more of the following advantages:

•	Longer operating history.
•	Greater financial, technical, marketing, sales and other resources.
•	Superior product functionality in specific areas.
•	Greater name recognition.
•	A broader range of products to offer.
•	Better performance.
•	A larger installed base of customers.

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. Some competitors are even offering enterprise application software at no charge as components of product bundles. Further, traditional enterprise resource planning venders such as SAP have focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete. As a result of this and other factors, we may be unable to compete successfully with our existing or new competitors.

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions for supply chain management, supplier relationship management, demand chain management and other products. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including weakness in the macroeconomic environment, particularly the high-tech sector; reductions in capital spending; our own performance; and the changing composition of our customer base, which has led to a decline in our revenues. Other factors such as competition and technological change could also adversely impact demand for, or market acceptance of, these applications.

Certain Of Our Customers Purchase Our Software, But Delay Or Terminate Its Installation. If This Type Of Activity Becomes Significant, It Could Harm Our Ability To Sell To Existing Customers And Impact Maintenance Revenues.

During the second quarter of 2002, 66% of our new license sales were derived from existing customers. If our existing customers delay or terminate implementations of our software due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality or functionality or for other reasons, such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and maintenance revenues are a key recurring element of our revenue base, any reduction in these sales or maintenance payments could seriously harm our future business, results of operations and financial condition.

The Loss Of Certain Of Our Key Personnel And Any Future Potential Losses Of Key Personnel Or Our Failure To Attract Additional Personnel Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructuring, among other reasons. Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. We have employment agreements with relatively few of our key technical, sales and senior management personnel. As a result, our employees could resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business, operating results and financial condition.

We May Not Be Successful In Convincing Customers To Migrate To Current Or Future Releases Of Our Products Which May Lead To Reduced Consulting And Maintenance Revenues And Less Future Business From Existing Customers.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to us losing consulting and maintenance revenues and future business from customers that operate on prior versions of our products or choose to no longer use our products.

We Depend On Our Strategic Partners And Other Third Parties For Sales And Implementation Of Our Products. If We Fail To Derive Benefits From Our Existing And Future Strategic Relationships, Our Business Will Suffer.

From time to time, we have collaborated with other companies in areas such as marketing, distribution or implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could seriously harm our business, operating results and financial condition.

We Have Contracted With Some Customers To Develop Custom Software Applications. Failure To Complete These Projects As Planned Could Harm Our Operating Results And Create Business Distractions That Could Harm Our Business.

Risks associated with our custom development projects include, but are not limited to:

•	We have only begun undertaking these custom development projects in the past year and we may be unable to effectively execute our business strategy.
•	Customers may withhold cash payments or attempt to cancel contracts if we fail to meet our delivery commitments.

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

•
Most of our custom development projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project, the profit, if any, realized from the projects would be adversely affected to the extent that we have to add additional resources to complete the projects.

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

If We Publish Inaccurate Catalog Content Data, Our Content Sales Could Suffer.

The accurate publication of catalog content is critical to our customers’ businesses. Our suite of products offers content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from participating in marketplaces, damage our business reputation and harm our ability to win new customers. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products.

Because Our Products Collect And Analyze Stored Customer Information, Concerns That Our Products Do Not Adequately Protect The Privacy Of Consumers Could Inhibit Sales Of Our Products.

One of the features of our demand chain management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our demand chain management products are designed to operate with applications that protect user privacy, privacy concerns nevertheless may cause visitors to resist providing the personal data necessary to support this profiling capability. Any inability to adequately address consumers’ privacy concerns could seriously harm our business, financial condition and operating results.

Because Our Products Require The Transfer Of Information Over The Internet, Serious Harm To Our Business Could Result If Our Encryption Technology Fails To Ensure The Security Of Our Customers’ Online Transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Our demand chain management software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could seriously harm our business, financial condition and operating results.

We May Not Successfully Integrate The Products, Technologies Or Businesses From, Or Realize The Intended Benefits Of Acquisitions, And We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful Which Could Seriously Harm Our Business, Operating Results and Financial Condition.

From time to time, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Management’s negotiations of potential acquisitions or joint ventures and management’s integration of acquired products, technologies or businesses, could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. We may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. If we are unable to fully integrate acquired products, technologies or businesses, or train, retain and motivate personnel from the acquired businesses, we may not receive the intended benefits of those acquisitions.

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

Further, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or our ability to license the software to customers. Any impairment in our relationship with these third parties could adversely impact our business, results of operations and financial condition.

We Currently Face Litigation And Are Likely To Contend With Additional Litigation In The Future Due To The Volatility Of Our Stock Price That Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

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

Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

The Increase In Our Development Operations In India Poses Significant Risks.

We recently initiated a program to shift a larger proportion of our development capacity to India and we expect to strengthen this program in the last six months of 2002. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. Our current infrastructure in India is less developed and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting issues, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 37% of our employees, and an increasing percentage of international revenues, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

Our Software May Contain Undetected Errors Which Could Result In The Loss Of Customers And Reputation, Adverse Publicity, Loss Of Revenues, Delays In Market Acceptance, Diversion of Development Resources, Increased Insurance Costs And Claims Against Us By Customers.

Our software programs may contain undetected errors or “bugs.” Although we conduct extensive testing, we may not discover bugs until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delay in market acceptance, diversion of development resources, increased insurance costs and claims against us by customers.

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

Risks Related To Our Industry

The Customers In The Markets In Which We Compete Are Increasingly Demanding Rapid Returns On Technology Investments. If Our Products Are Not Able To Deliver Quick, Demonstrable Value, Our Business Could Be Seriously Harmed.

Enterprises are requiring their application software vendors to provide faster time to value on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors do so more effectively than us, our business, operating results and financial condition could be seriously harmed.

Some of Our Offerings Require The Use Of The Internet To Take Full Advantage Of The Functionality That They Provide. If Use Of The Internet For Commerce And Communication Does Not Increase As We Anticipate, Our Business Will Suffer.

We are offering products and services, which depend on increased acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exists a limited number of proven services and products.

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

Risks Related To Our Stock

Our Executive Officers And Directors Have Significant Influence Over Stockholder Votes.

As of June 30, 2002, our executive officers and directors together beneficially owned approximately 30% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

Our Charter And Bylaws Have Anti-Takeover Provisions And We Have A Stockholder Rights Plan Which, In Combination, Effectively Inhibit A Non-Negotiated Merger Or Business Combination.

Provisions of our certificate of incorporation and our bylaws, Delaware law and our stockholder rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination.

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult For You To Resell Common Stock When You Want At Prices You Find Attractive.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the first six months of 2002, the market price of our common stock on the NASDAQ National Market has fluctuated between $1.29 and $9.58 per share. Our stock price is currently below $1.00 which, as indicated above, is causing us additional challenges including de-listing risks. The following factors may significantly affect the market price of our common stock:

•	Continued operating losses.
•	Quarterly variations in our results of operations.
•	De-listing of our stock from the NASDAQ National Market System.
•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.
•	Technological innovations by our competitors or us.
•	General market conditions or market conditions specific to particular industries.
•	Our removal from the NASDAQ 100 index.
•	Perceptions in the marketplace of performance problems involving our products and services.

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

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against us and certain of our officers and directors. The cases have been consolidated, and in August 2001, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period between May 4, 2000 and February 26, 2001. We continue to vigorously defend against this lawsuit. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming i2 as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from i2 itself. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We intend to vigorously defend against this lawsuit and filed a motion to dismiss the action on February 19, 2002, which motion has yet to be heard by the Court. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2002, we issued an aggregate of 5,000 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with an exercise price of $1.51 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 30, 2002, our stockholders voted on the following matters:

(1)	To elect one Class I director to serve until our annual stockholders’ meeting in 2004, or until his or her successor has been elected and qualified. The nominee of the Board of Directors was elected.

Name of Nominee	Harvey B. Cash
Number of Votes	400,375,762
Number of Votes For	394,967,617
Number of Votes Withheld	5,408,145

ITEM	5. OTHER INFORMATION

On June 30, 2002, the terms of Romesh Wadhwani’s Employment and Non-Compete Agreement, as amended, expired and Mr. Wadhwani is no longer our Vice Chairman and employee. Mr. Wadhwani continues to serve as a member of our Board of Directors.

A customer of ours and several of its corporate affiliates filed a civil claim against our subsidiary i2 Technologies (Netherlands), B.V. on July 31, 2002, alleging deficiencies in our products and services. We are examining the claims and intend to vigorously defend against this lawsuit. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain and it is possible that this matter may be resolved adversely to us.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibits to this Form 10-Q have been included only with the copy of this Form 10-Q filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description
10.1	— Severance Agreement, dated April 22, 2002, by and between i2 and Gregory Brady.

(b)  Reports on Form 8-K

During the quarter ended June 30, 2002, we filed the following reports on Form 8-K:

•
Report on Form 8-K (Item 5) filed on April 16, 2002, which included a press release dated April 15, 2002 announcing that Chairman Sanjiv Sidhu had assumed the role of Chief Executive Officer of i2 and former Chief Executive Officer, Greg Brady, had resigned. The press release also announced the resignation of Tom Cooper, Executive Vice President of i2 and President of Americas Sales.

•
Report on Form 8-K (Item 4) filed on May 8, 2002, reporting that on May 7, 2002, upon recommendation by our Audit Committee, our Board of Directors appointed Deloitte & Touche LLP to serve as our independent public accountants replacing our former independent public accountants Arthur Andersen LLP (“Andersen”), effective immediately.

Andersen’s reports on our consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through the date of this Report on Form 8-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements and supporting schedules for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years and through the date of this Report on Form 8-K, we did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

August 14, 2002	BY:	/s/ WILLIAM M. BEECHER
(Date)		William M. Beecher Executive Vice President and Chief Financial Officer (Principal financial officer)

August 14, 2002	BY:	/s/ DAVID C. BECKER
(Date)		David C. Becker Senior Vice President – Finance & Accounting (Principal accounting officer)