Form 10-Q
period 2002-09-30
I2 TECHNOLOGIES INC
filed 2002-11-15
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 5, 2002 the Registrant had 432,824,073 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2002

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
September 30, 2002 and December 31, 2001
(In thousands, except par value)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$419,411	$538,218
Short-term investments, at fair value	64,950	187,977
Accounts receivable, net of allowance for doubtful accounts of $28,879 and $50,286	52,295	140,246
Deferred income taxes, prepaids and other current assets	25,168	95,373

Total current assets	561,824	961,814

Premises and equipment, net	92,322	129,475
Long-term investments, at fair value	42,311	28,209
Deferred income taxes and other assets	265	564,768
Intangible assets and goodwill, net	26,019	106,771

Total assets	$722,741	$1,791,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,933	$43,681
Accrued liabilities	200,535	230,037
Accrued compensation and related expenses	41,788	62,176
Current portion of long-term debt	60,930	—
Deferred revenue	123,697	151,624

Total current liabilities	459,883	487,518

Other long-term liabilities	13	345
Long-term debt	350,000	410,930

Total liabilities	809,896	898,793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 431,624 and 424,253 shares issued and outstanding	108	106
Additional paid-in capital	10,372,319	10,353,602
Accumulated other comprehensive income (loss)	(3,079)	3,757
Accumulated deficit	(10,456,503)	(9,465,221)

Net stockholders’ equity	(87,155)	892,244

Total liabilities and stockholders’ equity	$722,741	$1,791,037

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
For the Three and Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licenses	$30,376	$67,997	$115,096	$384,955
Services	43,348	82,105	152,995	274,202
Maintenance	40,895	50,953	134,540	155,339

Total revenues	114,619	201,055	402,631	814,496
Costs and expenses:
Cost of revenues:
Cost of software licenses	3,093	11,693	20,677	51,920
Amortization of acquired technology	4,061	13,757	18,284	38,924
Cost of services and maintenance	54,499	75,337	173,701	258,995
Sales and marketing	40,129	106,540	165,690	393,146
Research and development	47,752	69,675	154,299	216,282
General and administrative	16,431	26,087	56,529	83,744
Amortization of intangibles	3,186	763,630	9,650	2,282,938
Write-off of acquired in-process research and development	—	8,000	—	12,700
Impairment of intangibles	46,233	4,740,519	46,233	4,740,519
Restructuring charges and adjustments	89,390	22,465	87,019	55,465

Total costs and expenses	304,774	5,837,703	732,082	8,134,633

Operating loss	(190,155)	(5,636,648)	(329,451)	(7,320,137)
Other income (expense), net:
Interest income	2,918	8,356	11,708	29,911
Interest expense	(5,810)	(5,869)	(17,376)	(16,279)
Realized gains (losses) on investments, net	(2,486)	(45,169)	1,776	(69,079)
Foreign currency hedge and transaction gains (losses), net	(901)	(394)	(2,513)	(2,211)
Other	(551)	(630)	(1,420)	(1,855)

Total other income (expense), net	(6,830)	(43,706)	(7,825)	(59,513)

Loss before income taxes	(196,985)	(5,680,354)	(337,276)	(7,379,650)
Income tax expense (benefit)	2,125	(154,025)	654,006	(218,296)

Net loss	$(199,110)	$(5,526,329)	$(991,282)	$(7,161,354)

Loss per common share:
Basic	$(0.46)	$(13.25)	$(2.32)	$(17.41)

Diluted	$(0.46)	$(13.25)	$(2.32)	$(17.41)

Weighted-average common shares outstanding:
Basic	431,141	417,126	427,740	411,354
Diluted	431,141	417,126	427,740	411,354
Comprehensive loss:
Net loss	$(199,110)	$(5,526,329)	$(991,282)	$(7,161,354)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities arising during the period	(2,359)	(32,527)	(12,935)	(61,823)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in net loss	2,486	45,169	(1,776)	69,079

Net unrealized gain (loss)	127	12,642	(14,711)	7,256
Foreign currency translation adjustments	(22)	2,738	2,580	(2,090)
Tax effect of other comprehensive (income) loss	(46)	(4,551)	5,295	(2,703)

Total other comprehensive income (loss)	59	10,829	(6,836)	2,463

Total comprehensive loss	$(199,051)	$(5,515,500)	$(998,118)	$(7,158,891)

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
For the Nine Months Ended September 30, 2002 and 2001
(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(991,282)	$(7,161,354)
Adjustments to reconcile net loss to net cash from operating activities:
Write-off of in-process research and development	—	12,700
Depreciation and amortization	60,245	2,358,182
Impairment of intangibles	46,233	4,740,519
Provision for bad debts charged to costs and expenses	4,572	65,953
Amortization of deferred compensation	380	1,501
(Gain) loss on investment securities, net	(1,776)	69,079
Loss on assets disposed of in restructuring	—	10,501
Deferred income taxes and disqualifying dispositions	(103,776)	(276,479)
Valuation allowance on deferred tax assets	744,415	—
Tax benefit from stock option exercises	—	48,081
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	83,442	53,750
Prepaids and other assets	2,897	30,281
Accounts payable	(9,449)	(10,730)
Accrued liabilities	(19,766)	67,021
Accrued compensation and related expenses	(20,388)	5,707
Deferred revenue	(27,731)	(14,889)
Income taxes payable	(1,729)	190

Net cash used by operating activities	(233,713)	13
Cash flows from investing activities:
Net cash acquired in purchase of RightWorks	—	1,041
Net cash paid in acquisition of TSC/ec-Content	—	(4,745)
Direct costs of purchase transactions	(2,925)	(2,501)
Short-term loan to RightWorks prior to acquisition	—	(28,636)
Purchases of premises and equipment	(9,625)	(53,661)
Proceeds from sale of real estate	12,474	—
Net change in short-term investments	121,137	(84,430)
Purchases of corporate equity security investments	(700)	(5,000)
Return of capital received on equity investments	—	714
Proceeds from sales of investment securities	38,898	1,083
Proceeds from settlements of corporate equity security hedges	4,000	—
Maturities of long-term debt securities	42,950	—
Purchases of long-term debt securities	(110,065)	(35,169)

Net cash used by investing activities	96,144	(211,304)
Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	—	(24,698)
Net proceeds from option exercises and stock issued under employee stock purchase plans	17,118	50,799

Net cash from financing activities	17,118	26,101
Effect of exchange rates on cash	1,644	(259)

Net change in cash and cash equivalents	(118,807)	(185,449)
Cash and cash equivalents at beginning of period	538,218	739,241

Cash and cash equivalents at end of period	$419,411	$553,792

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Basis of Presentation.    The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2002, and our results of operations and cash flows for the periods presented. Such adjustments are normal and recurring in nature except for the impairment charge related to intangible assets, the valuation allowance on the deferred tax asset, and the restructuring charge as discussed in Note 3—Intangible Assets, Debt Issuance Costs, and Goodwill; Note 4—Deferred Taxes; and Note 9—Restructuring Charges and Adjustments, respectively. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in our annual report on Form 10-K filed with the SEC on April 1, 2002 (the “2001 Form 10-K”). Refer to our accounting policies described in the notes to financial statements contained in the 2001 Form 10-K which we consistently followed in preparing this Form 10-Q. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

Nature of Operations.    We are a provider of enterprise software applications and solutions for supply chain management. An extended supply chain encompasses the demand chain and other activities that add value to a product or service. Supply chain management is the planning and execution of processes involved in managing supply and demand with the goal of managing variability and increasing efficiency by reducing complexity, improving visibility and increasing business operating velocity. Our product suites may be used by enterprises to align their supply chains to better serve their customers and to help optimize business processes both internally and across the supply chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our primary product suites include software solutions for supply chain management, supplier relationship management and demand chain management. We provide content and content management solutions and services such as consulting, training, development services and maintenance in support of these offerings.

Principles of Consolidation.    The condensed consolidated financial statements include the accounts of i2 Technologies, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for doubtful accounts, deferred tax asset valuation allowance, legal reserve, estimated future cash flows related to intangibles and other long-lived assets, reserve for estimated costs to service warranty claims, restructuring charges, and status of contingencies are particularly subject to change.

Goodwill.    On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard, in the third quarter of 2001 we recorded an impairment of approximately $4.5 billion of goodwill in accordance with generally accepted accounting principles. We currently operate as a single reporting unit and all of our goodwill is associated with

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

the entire company. Under our new policy, we will test for impairment once annually, or on an interim basis if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

As stated above, we currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume that the minimum fair value of our single reporting unit is our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. However, the market capitalization of a reporting unit with publicly traded equity securities may be less than the fair value of the reporting unit as a whole because of control premiums and other factors.

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

Reimbursements Received for Out-of-Pocket Expenses Incurred.    On January 1, 2002, in accordance with a new accounting standard, we began classifying as revenue in our income statement reimbursements for out-of-pocket expenses such as airfare, mileage, hotel stays and out-of-town meals incurred in connection with providing services to our customers. Prior to our adoption of this accounting standard, we classified reimbursements received from customers as reductions of expenses incurred. Accordingly, the comparative financial statements for prior periods were reclassified to comply with the new accounting standard. Adoption of this standard results in an increase of services revenue and an increase of cost of services and maintenance of $3.0 million and $11.1 million for the three and nine months ended September 30, 2002 and $6.9 million and $22.8 million for the three and nine months ended September 30, 2001.

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

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

	September 30, 2002	December 31, 2001
Short-term time deposits	$8,191	$56,512
Obligations of state and local municipalities	212,050	178,850
Corporate bonds and notes and commercial paper	103,399	118,475

	$323,640	$353,837

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the Condensed Consolidated Balance Sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2002
Obligations of state and local municipalities	$10,000	$—	$—	$10,000
U.S. government agencies	20,000	—	—	20,000
Corporate bonds and notes	34,949	1	—	34,950

	$64,949	$1	$—	$64,950

December 31, 2001
Obligations of state and local municipalities	$9,395	$5	$—	$9,400
Corporate bonds and notes	176,690	1,887	—	178,577

	$186,085	$1,892	$—	$187,977

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the Condensed Consolidated Balance Sheets. All long-term debt securities outstanding at September 30, 2002 will contractually mature within 2 years. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2002
U.S. government agencies	$41,950	$73	$—	$42,023
Corporate equity securities	288	—	—	288

	$42,238	$73	$—	$42,311

December 31, 2001
Corporate bonds and notes	$4,976	$69	$—	$5,045
Corporate equity securities	10,338	12,826	—	23,164

	$15,314	$12,895	$—	$28,209

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

As of September 30, 2002 and December 31, 2001, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies. During the third quarter of 2002 we wrote-down, by $2.5 million, the carrying basis of certain corporate equity security investments as a result of significant, other-than-temporary declines in the fair value of these investments.

3.    Intangible Assets, Debt Issuance Costs, and Goodwill

During the third quarter of 2002, we performed an assessment on the carrying value of our intangible assets and goodwill recorded in connection with various acquisitions. This assessment was performed based on the indication that the related carrying amounts may not be recoverable. Indicators of this condition include our continued operating losses and our financial projections of continuing losses for the identified intangible assets.

Intangible Assets.    During the third quarter of 2002, we tested our identified intangible assets for impairment and recorded an impairment charge of approximately $46.2 million. In testing these assets for potential impairment, we categorized and analyzed the assets in asset groups by related acquisition as follows: (i) Aspect/SupplyBase, (ii) Rightworks, (iii) Trade Service Corporation, and (iv) certain IBM assets. Using management projections and historical run rates, we estimated the future cash flows for the asset groups to first determine if the intangible assets were impaired. Upon determining that impairment did exist, we then discounted, using our estimated weighted average cost of capital, the future projected cash flows using the useful lives of the primary assets to determine their current fair value. The amount of the impairment charge represents the difference between the current fair value and the carrying amount of the asset groups prior to impairment. The impairment was then allocated to the individual assets within the corresponding asset group.

Intangible assets as of September 30, 2002 and December 31, 2001 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
September 30, 2002
Content databases	$110,500	$(110,393)	$107
Installed customer base	42,000	(42,000)	—
Developed technology	143,638	(142,546)	1,092
Relationships	12,500	(12,372)	128

	$308,638	$(307,311)	$1,327

December 31, 2001
Content databases	$110,500	$(95,061)	$15,439
Installed customer base	42,000	(38,876)	3,124
Developed technology	143,638	(97,380)	46,258
Relationships	12,500	(1,924)	10,576

	$308,638	$(233,241)	$75,397

Accumulated amortization as of September 30, 2002, includes the impairment charges of $9.3 million for content databases; $1.5 million for installed customer base; $26.9 million for developed technology; and $8.5 million for relationships recorded in the three months ended September 30, 2002. Accumulated amortization as of September 30, 2002 and December 31, 2001 both include impairment charges of $47.4 million of content databases; $19.5 million for installed customer base; and $26.2 million of developed technology recorded in the three months ended September 30, 2001.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Amortization expense related to intangible assets totaled $7.2 million and $27.9 million during the three and nine months ended September 30, 2002 and $39.3 million and $113.5 million for the three and nine months ended September 30, 2001. In conjunction with testing for impairment, we were also required to review and assess the estimated useful lives of the remaining intangible assets. This analysis led to adopting an accelerated remaining useful life for the remaining relationships intangible asset. The remaining useful life for the relationships assets was modified to 18 months from the original useful life of 42 months. The remaining useful lives of the other intangible assets were not changed. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 is as follows:

Remainder of 2002	$184
2003	735
2004	408

Total	$1,327

Debt Issuance Costs.    Included in Intangibles and Goodwill, net in the accompanying Condensed Consolidated Balance Sheets are unamortized debt issuance costs recorded in connection with the issuance of $350 million in convertible debt in 1999, totaling $6.2 million at September 30, 2002, and $7.4 million at December 31, 2001. The debt issuance costs are being amortized, at a rate of $0.4 million per quarter, over the life of the debt that matures in December 2006. The amortization is a component of other expense in the accompanying Condensed Consolidated Statements of Operations.

Goodwill.    On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard, in the third quarter of 2001, we recorded an impairment of approximately $4.5 billion of goodwill in accordance with generally accepted accounting principles.

During the third quarter of 2002, we tested goodwill using a two-step approach. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. In the first step, we compared the fair value of our single reporting unit to its carrying amount, including goodwill. The minimum fair value of our single reporting unit is our market capitalization. Market capitalization is a product of (i) the number of shares of common stock outstanding and (ii) the closing market price of our common stock. At September 30, 2002, we had 431,623,573 shares of common stock issued and outstanding with a closing stock price of $0.52 calculating a market capitalization of $224.4 million. Our book value as of September 30, 2002, was ($87.2) million. As the fair value of our single reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required.

Goodwill totaled $18.5 million at September 30, 2002 and $24.0 million at December 31, 2001. The decrease in goodwill resulted from the reversal of $5.5 million of estimated acquisition costs accrued in connection with the purchase of RightWorks Corporation. The reversal of the accrual resulted from the termination of a future lease obligation and was recorded in the second quarter of 2002.

In accordance with a new accounting standard adopted on January 1, 2002, we stopped amortizing goodwill. The following pro forma information for the three and nine months ended September 30, 2001 presents net loss and loss per common share adjusted to exclude goodwill amortization expense of $738.1 million for the three months ended September 30, 2001 and $2.2 billion recognized in the nine months ended September 30, 2001.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss:
As reported	$(5,526,329)	$(7,161,354)
Pro forma	(4,788,168)	(4,953,018)

Loss per common share—Basic:
As reported	$(13.25)	$(17.41)
Pro forma	(11.48)	(12.04)

Loss per common share—Diluted:
As reported	$(13.25)	$(17.41)
Pro forma	(11.48)	(12.04)

4.    Deferred Taxes

During the second quarter of 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense. We increased our deferred tax valuation allowance in light of the magnitude of the revenue decreases in the second quarter of 2002 and our operating loss through the second quarter 2002, our expectations at that time of future financial performance in 2002 and 2003 based on operating results through the end of the second quarter, and the conditions surrounding our restructuring plans. Failure to achieve profitability may prevent us from utilizing these assets, and because of the uncertainty of when we will return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

During the third quarter of 2002, the valuation allowance increased by $88.8 million primarily due to the additional losses incurred during the third quarter of 2002. The additional valuation allowance offsets the deferred tax assets we recorded during the period.

As of September 30, 2002, we had net deferred tax liabilities of $2.3 million, which included a valuation allowance on deferred tax assets of $846.9 million, compared to net deferred tax assets of $633.0 million at December 31, 2001, which included a valuation allowance on deferred tax assets of $52.9 million. Prior to June 30, 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions in prior years.

5.    Borrowings

During the third quarter of 2002, we renewed a $20.0 million letter of credit line. This line expires on April 30, 2003. Restricted cash held in our account maintained by the lender secures letters of credit issued in connection with this line. As of September 30, 2002, $10.7 million in letters of credit were outstanding under this line and $12.0 million in restricted cash was pledged as collateral. There are no financial covenants associated with this line of credit. The line of credit contains a letter of credit fee equal to 0.25% per year on the face amount of letters of credit and an unused commitment fee equal to 0.05% per year on the average daily-unused amount of the line of credit.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003 and is now classified in current liabilities as current portion of long-term debt. Additional details of this note as well as our $350.0 million of convertible subordinated notes that mature in December 2006 are presented in Note 8—Borrowings in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our 2001 Form 10-K.

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

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming i2 as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from i2 itself. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We filed a motion to dismiss the action on February 19, 2002 and the motion was granted on October 8, 2002. Plaintiffs filed an appeal of the decision on October 15, 2002. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares issuable in connection with:
Outstanding stock option, warrant and restricted stock awards	481	15,906	3,807	27,966
Convertible debt	39,000	19,133	39,000	19,133

Cash Compensation for Stock Options Program.    In October 2001, we announced a voluntary “cash compensation for stock options” program whereby employees were given the opportunity to elect, by November 15, 2001, to receive a reduction in annual base salary for a twelve-month period starting on November 16, 2001 in exchange for stock options. The options were granted on November 16, 2001 and on December 21, 2001. The options were to vest in 24 equal monthly increments from the grant date. The program was organized to comply with applicable accounting standards, and, accordingly, no compensation charge related to this program was required.

In July 2002, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of the options granted under this program. Effective July 23, 2002, all unvested options issued under this program were immediately vested. No compensation charge was recorded for the acceleration of the stock options as the market value of the stock on the date of the acceleration was less than the exercise price of the options.

8.    Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain solutions designed to help enterprises optimize business processes both internally and among trading partners. Statement of Financial Accounting Standards (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and in assessing performance.

We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international systems consulting and integration firms and other industry-related partners. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We have not consistently allocated revenues from such sales to individual products for internal or general-purpose financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Revenues are attributable to regions based on the locations of the customers’ operations and are categorized as Americas, Europe, Middle East and Africa (EMEA), Japan or Asia Pacific (APAC). Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Americas	$74,101	$142,314	$267,836	$541,250
EMEA	22,608	35,637	72,288	165,358
Japan	9,519	13,935	37,655	76,173
APAC	8,391	9,169	24,852	31,715

	$114,619	$201,055	$402,631	$814,496

Revenues from international operations totaled $44.6 million and $149.7 million during the three and nine months ended September 30, 2002 and $63.8 million and $291.5 million during the three and nine months ended September 30, 2001.

During the periods presented, no individual customer accounted for more than 10% of total revenues.

9.    Restructuring Charges and Adjustments

2002 Restructuring Plan

Overview.    On July 16, 2002, we announced a global restructuring plan to further reduce our operating expenses to bring them in line with our recent revenue levels. We expected to incur a restructuring charge of approximately $60.0 million in the third quarter of 2002 related to this plan. Due to decisions to close and consolidate more facility space and higher than expected employee separation costs, our actual third quarter restructuring charge was $89.4 million. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources in alignment with our future operating strategies. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. We effected the restructuring plan during the third quarter of fiscal 2002 by eliminating certain employee positions and reducing office space and the related overhead expenses. Restructuring and other related charges primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring charge occurred during the third quarter of 2002 and we expect the remaining actions, such as additional office closures or consolidations and asset disposals, will be completed within a one-year time frame. Payments for severance and termination costs as a result of the restructuring plan are expected to be made within a one-year time frame from the date the charges were recorded. Payments related to facilities closings under the 2002 plan will continue through the associated lease terms, which range from one to ten years. Also see Note 11—Subsequent Events.

Employee Severance and Termination Costs.    The accrual for employee severance and termination costs includes salaries, benefits, stock compensation, and other related costs to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. Only costs for involuntarily terminated employees are included in the restructuring charge.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

We eliminated 1,463 employee positions across most geographic areas and functions of our business, including administrative, professional, and management positions. The majority of these employee terminations occurred during the third quarter of 2002. The remaining, identified employees will be impacted during the fourth quarter of 2002 resulting from the plan put in place during the third quarter of 2002.

The following table summarizes the number of employee positions eliminated in accordance with the 2002 restructuring plan by geographic region and function:

Geographic Region:
Americas	1,244
EMEA	126
Japan	34
APAC	59

1,463

Function:
Sales and marketing	398
Services	420
Research and development	468
General and administrative	177

1,463

Office Closure and Consolidation Costs.    The office closure and consolidation accrual includes the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America, South America, and Europe. As of September 30, 2002, the majority of office closings and consolidation were completed, with the remaining moves scheduled for completion by December 31, 2002.

The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Significant subjective judgment and estimates must be made and used in calculating future sublease income. We analyzed current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when we evaluated the reasonableness of future sublease income. While the current accrual represents our best estimate of our expected costs to exit these obligations, additional accruals may be required if we are not successful in our efforts to sublet these facilities or favorably terminate these leases due to current weak market conditions in the real estate market or for other reasons.

Asset Disposal Losses.    Asset disposal losses are write-offs of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that based on our restructuring plan are no longer required for operations. These assets have been identified and will be taken out of service and disposed of during the fourth quarter of 2002. The accrual for asset disposal losses represents a non-cash charge.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Total 2002 Restructuring Charge.    The following table summarizes the components of the restructuring charge, the payments and non-cash charges during the third quarter of 2002, and the remaining accrual as of September 30, 2002, by geographic region:

	Employee Severance and Termination	Office Closure and Consolidation	Restructuring Costs Subtotal	Asset Disposal Losses	Total
Americas	$37,847	$17,273	$55,120	$20,047	$75,167
EMEA	10,536	1,077	11,613	642	12,255
Japan	802	299	1,101	—	1,101
APAC	867	—	867	—	867

	50,052	18,649	68,701	20,689	89,390
Total third quarter payments and non-cash charges	(24,921)	(143)	(25,064)	—	(25,064)

Remaining accrual balance at September 30, 2002	$25,131	$18,506	$43,637	$20,689	$64,326

2001 Restructuring Plan

Overview.    During the second through the fourth quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001 and poor operating results, which led to increasing net losses, declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating approximately 1,840 employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring charge occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame from the date the charges were recorded. During the second quarter of 2002, we reversed $2.1 million of severance and termination costs that had been accrued during the fourth quarter of 2001 as a result of employee terminations that did not take place. Payments for severance and termination costs as a result of the restructuring plan are expected to be made within a one-year time frame from the date the charges were recorded. Payments related to facilities closings under the 2001 plan will continue through the associated lease terms, which range from one to fifteen years.

Employee Severance and Termination Costs.    The accrual for employee severance and termination costs includes termination salaries, benefits, stock compensation, and other related costs to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. The employee terminations were across most geographic areas and functions of our business, including administrative, professional, and management positions. Only costs for involuntarily terminated employees are included in the restructuring accrual. During the second quarter of 2002, we reversed $2.1 million of severance and termination costs that had been accrued during the fourth quarter of 2001 as a result of employee terminations that did not take place. All payments for severance and termination costs as a result of the restructuring plan have been made.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Office Closure and Consolidation Costs.    The office closure and consolidation accrual includes the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. The office closings and consolidations identified in the 2001 plan were completed. Payments related to facilities closings under the 2001 plan will continue through the associated lease terms, which range from one to fifteen years.

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

Asset Disposal Losses.    Asset disposal losses are write-offs of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that based on our restructuring plan are no longer required for operations. These assets were taken out of service and disposed in connection with the office closures and consolidations.

Consolidated Restructuring Accrual

The following table summarizes the activity in the restructuring accrual accounts related to all plans:

	Employee Severance and Termination	Office Closure and Consolidation	Asset Disposal Losses	Total
Remaining accrual balance at December 31, 2001	$24,866	$38,551	$—	$63,417
Adjustment to accrual	(257)	(2,084)	2,084	(257)
Cash payments and non-cash charges	(7,363)	(6,799)	(2,084)	(16,246)

Remaining accrual balance at March 31, 2002	17,246	29,668	—	46,914
Adjustment to accrual for unpaid severance	(2,114)	—	—	(2,114)
Cash payments and non-cash charges	(3,333)	(2,830)	—	(6,163)

Remaining accrual balance at June 30, 2002	$11,799	$26,838	$—	$38,637

Third quarter restructuring charges	50,052	18,649	20,689	89,390
Cash payments and non-cash charges	(31,346)	(4,517)	—	(35,863)

Remaining accrual balance at September 30, 2002	$30,505	$40,970	$20,689	$92,164

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income (expense), net in the Condensed Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three and nine months ended September 30, 2002, we recognized net gains of $0.3 million and net losses of $1.9 million on foreign currency forward contracts and net losses of $1.2 million and $0.6 million on foreign currency transactions. During the three months ended September 30, 2001, we recognized net losses of $0.1 million on foreign currency forward contracts and net losses of $0.3 million on foreign currency transactions. During the nine months ended September 30, 2001, we recognized net losses of $0.3 million on foreign currency forward contracts and net losses of $1.9 million on foreign currency transactions.

Details of our foreign currency forward contracts as of September 30, 2002 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on September 30, 2002 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on September 30, 2002 and no amounts related to these forward contracts were recorded in our financial statements.

		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	$4,522	$7,117
Danish Kroners	DKK	3,958	527
Singapore Dollars	SGD	1,933	1,090
South Korean Won	KRW	257,377	209
Swiss Francs	CHF	1,202	821
Taiwan Dollar	TWD	17,022	489

		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to sell:
Australian Dollars	AUD	8,969	4,880
Brazilian Reals	BRL	1,805	472
Canadian Dollars	CAD	1,148	727
European Euros	EUR	6,095	6,039
Indian Rupees	INR	141,488	2,895
Japanese Yen	JPY	552,235	4,532
South African Rand	ZAR	3,482	325
Swedish Kroners	SEK	2,456	263

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Our foreign currency forward contracts contain credit risk to the extent that the bank counter parties may be unable to meet the terms of agreements. We reduce such risk by limiting our counter parties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

11.    Subsequent Events

We received notifications of non-compliance from NASDAQ dated October 15 and October 22, 2002 indicating that our stock had traded below $1.00 for over 30 consecutive trading days, our stockholders’ equity had fallen below $10 million and our net tangible assets had fallen below $4 million in violation of NASDAQ National Market System listing standards. The October 22 letter requested that we respond with a plan to achieve and sustain compliance with NASDAQ listing requirements to avoid the de-listing of our stock from the NASDAQ National Market System or list our stock on the NASDAQ SmallCap Market. We are currently preparing our response.

On October 8, 2002, the United States District Court for the Northern District of Texas (Dallas Division) granted our motion to dismiss the purported shareholder derivative lawsuit that was filed in Dallas County, Texas, in April 2001 against certain of our officers and directors, naming i2 as a nominal defendant. Plaintiffs filed an appeal of the decision on October 15, 2002. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

On November 14, 2002, we put in place an additional restructuring plan. This restructuring plan will be implemented across the organization and these expense reductions will be accomplished through facility closures, employee reductions and other expense reductions. See Part II, Item 5 for additional detail.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, materially and adversely affect our business, and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing substantial operating losses and negative cash flow and we may not achieve profitability or a return to positive cash flow.
•	Our financial results are difficult to predict and may vary significantly from quarter to quarter.
•	Lack of improvement in information technology spending, especially in the high-tech sector and other markets we serve, and general economic conditions could further negatively impact our revenues.
•	We may fail to achieve the desired results of our current restructuring activities, product rationalization program and other strategic initiatives.
•	We anticipate seasonal and other fluctuations in revenues, which may cause volatility in our stock price.
•	Failure to close one or more large license sales transactions could adversely affect our operating results and negatively impact our average selling price.
•	We may not remain competitive.
•	The operations of our sales force may continue to be disrupted by our restructuring activities and such disruption may negatively affect our revenues.
•	We may be required to complete additional restructuring activities in order to meet our profitability objectives.
•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise software applications and solutions for supply chain management. An extended supply chain encompasses the demand chain and other activities that add value to a product or service. Supply chain management is the planning and execution of processes involved in managing supply and demand with the goal of managing variability and increasing efficiency by reducing complexity, improving visibility and increasing business operating velocity. Our product suites may be used by enterprises to align their supply chains to better serve their customers and to help optimize business processes both internally and across the supply chain. Our solutions are designed to help enterprises improve operating efficiencies, collaborate with suppliers and customers, respond to market demands and engage in business interactions over the Internet. Our primary product suites include software solutions for supply chain management, supplier relationship management and demand chain management. We provide content and content management solutions and services such as consulting, training, development services and maintenance in support of these offerings.

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

We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are highly uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Accounting polices related to allowance for doubtful accounts; loss contingencies and warranty claims; legal accruals; goodwill; intangible assets and other long-lived assets; deferred taxes; and restructuring charges are considered to be critical as these policies involve considerable subjective judgment and estimation by management. We also consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition changes to which could materially impact the way we report revenues.

Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our 2001 Form 10-K.

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

License revenues from custom development projects are generally recognized in proportion to the percentage of completion of the project. Assessing the degree to which a particular project is completed requires considerable subjective judgment. Changes in the estimated stage of completion of a particular project could create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects.

Service revenues are primarily derived from fees for implementation, consulting and training services and are generally recognized under service agreements in connection with initial license sales in accordance with contractual terms including fixed fee, full-time equivalent, milestone, and time and material arrangements. Service revenues also include reimbursements received from customers for out-of-pocket expenses incurred in connection with providing services.

Maintenance revenues are derived from technical support and software updates provided to customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses due to bad debts that have been incurred within the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. In estimating the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of the future provisions for bad debts.

Deferred Taxes.    Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. During the second quarter of 2002, we stopped recognizing tax benefits for net operating losses and tax credits for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense. We increased our deferred tax valuation allowance in light of the magnitude of the revenue decreases in the second quarter of 2002 and our operating loss through the second quarter 2002, our expectations at that time of future financial performance in 2002 and 2003 based on operating results through the end of the second quarter, and the conditions surrounding our restructuring plans. Failure to achieve profitability may prevent us from utilizing these assets, and because of the uncertainty of when we will return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets is necessary. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

During the third quarter of 2002, we increased the valuation allowance by $88.8 million primarily due to the additional losses incurred during the third quarter of 2002. The additional valuation allowance offsets the deferred tax assets we recorded during the period.

As of September 30, 2002, we had net deferred tax liabilities of $2.3 million, which included a valuation allowance on deferred tax assets of $846.9 million, compared to net deferred tax assets of $633.0 million at December 31, 2001, which included a valuation allowance on deferred tax assets of $52.9 million. Prior to June 30, 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions in prior years.

Goodwill.    On January 1, 2002, in accordance with a new accounting standard, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard, in the third quarter of 2001 we recorded an impairment of approximately $4.5 billion of goodwill in accordance with generally accepted accounting principles. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Under our new policy, we will test for impairment once annually, or on an interim basis if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume that the minimum fair value of our single reporting unit is our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. However, the market capitalization of a reporting unit with publicly traded equity securities may be less than the fair value of the reporting unit as a whole because of control premiums and other factors.

We currently have a negative book value, which results in no impairment using the aforementioned approach. Should our book value increase through the generation of earnings or other means or if new accounting guidance related to testing goodwill for impairment in situations where negative book value exists, this could result in a future charge for impairment of goodwill.

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

During the third quarter of 2002, we tested our identified intangible assets for impairment and recorded an impairment charge of $46.2 million. In testing these assets for potential impairment, we categorized and analyzed the assets in asset groups by related acquisition as follows: (i) Aspect/SupplyBase, (ii) Rightworks, (iii) Trade Service Corporation, and (iv) certain IBM assets. Using management projections and historical run rates, we estimated the future cash flows for the asset groups to first determine if the intangible assets were impaired. Upon determining that impairment did exist, we then discounted, using our estimated weighted average cost of capital, the future projected cash flows using the useful lives of the primary assets to determine their current fair value. The amount of the impairment charge represents the difference between the current fair value and the carrying amount of the asset groups prior to impairment. The impairment was then allocated to the individual assets within the corresponding asset group.

Loss Contingencies.    There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for such loss contingencies related to certain legal proceedings, warranty and other claims and litigation are recorded when we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties. While there can be no assurance, we currently believe the outcome of the outstanding legal proceedings, warranty and other claims and litigation involving us will not have a material adverse effect on our business, financial condition or results of operation, the outcomes are inherently uncertain, and it is possible that some of these matters may be resolved materially adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

Restructuring Charges.    We recognize restructuring charges consistent with current applicable accounting standards. We reduce charges for obligations on leased properties with estimated sublease income. Furthermore, we analyze current market conditions including current lease rates in the respective geographic regions, vacancy rates, and costs associated with subleasing when evaluating the reasonableness of future sublease income. The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Significant subjective judgment and estimates must be made and used in calculating future sublease income. While the current accrual represents our best estimate of our expected costs to exit these obligations, variances between our expected and actual sublease income may result in significant restructuring charge adjustments in future periods.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items reflected in our Condensed Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licenses	26.5%	33.9%	28.6%	47.3%
Services	37.8	40.8	38.0	33.6
Maintenance	35.7	25.3	33.4	19.1

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenues:
Cost of software licenses	2.7	5.8	5.1	6.4
Amortization of acquired technology	3.5	6.8	4.5	4.8
Cost of services and maintenance	47.5	37.5	43.1	31.8
Sales and marketing	35.0	53.0	41.2	48.2
Research and development	41.7	34.7	38.3	26.6
General and administrative	14.3	13.0	14.0	10.3
Amortization of intangibles	2.8	379.8	2.4	280.3
In-process research and development and acquisition-related expenses	—	4.0	—	1.5
Impairment of intangibles	40.4	2,357.8	11.6	582.0
Restructuring charges and adjustments	78.0	11.1	21.6	6.8

Total costs and expenses	265.9	2,903.5	181.8	998.7

Operating loss	(165.9)	(2,803.5)	(81.8)	(898.7)
Other income (expense), net	(6.0)	(21.7)	(2.0)	(7.3)

Loss before income taxes	(171.9)	(2,825.2)	(83.8)	(906.0)
Income tax expense (benefit)	1.8	(76.5)	162.4	(26.8)

Net loss	(173.7)%	(2,748.7)%	(246.2)%	(879.2)%

Revenues

Total revenues decreased $86.4 million, or 43.0%, and $411.9 million, or 50.6%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance. The decrease in total revenues during the three and nine months ended September 30, 2002 compared to the same period in 2001, was the result of a decline in sales arising from declining demand for enterprise application software, a weaker macroeconomic environment, sales and other deal execution issues, fewer large license transactions being completed and increased competition, among other factors. Poor economic conditions, among other factors, have caused a significant decrease in technology and capital spending and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly adversely impacted by the poor economic conditions. We have also been subject to claims regarding our products and perceptions of customer dissatisfaction that may have negatively altered our reputation in the market and contributed to the decline in our total revenues. Based on our recent financial performance, our customers and prospects have also voiced financial viability concerns that may have contributed to the decline of our total revenues. Further, the delay or cancellation of software implementations by customers may have contributed to the decline in license sales. Despite our efforts to generate demand and develop growth in other areas, our success has been limited and there can be no assurance that we will effectively develop future revenue growth. In the near-term, we expect continued challenges in generating license sales, in part due to changes within our sales organization and other factors. Details of our revenues are presented below.

Software Licenses.    Software license revenues totaled $30.4 million and $115.1 million, or 26.5% and 28.6% of total revenues, for the three and nine months ended September 30, 2002 decreasing $37.6 million, or 55.3%, and $269.9 million, or 70.1%, from the same periods in 2001. Software license revenues include amounts related to (i) software product sales, (ii) custom development projects, and (iii) content subscriptions and other revenues classified as license revenue.

Software license revenues from software product sales were approximately $15.9 million and $62.6 million, or 52.3% and 54.4% of total software license revenues for the three and nine months ended September 30, 2002 decreasing $31.5 million, or 66.5%, and $268.6 million, or 81.1%, from the same periods in 2001. For the three and nine months ended September 30, 2001 license revenues from new software license sales accounted for 69.7% and 86.0% of total software license revenues.

Revenues from custom development projects accounted for 7.2% of total software license revenues for the nine month ended September 30, 2002. There were no significant revenues from custom development projects for the three months ended September 30, 2002 and $8.3 million for the nine months ended September 30, 2002. Revenues from custom development projects were $2.6 million for the three and nine months ended September 30, 2001. The absence of custom development revenues for the three months ended September 30, 2002 is attributable to project delays, cancellations on projects, and the completion of projects during the second quarter.

Details of software license transactions (excluding revenues from content subscriptions and other revenues classified as license revenue) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Software license transactions	35	55	160	244
Software license transactions over $1.0 million	5	14	15	67
Average sales price of software licenses	$454	$909	$443	$1,364

The decline in the number of software license transactions and the average sales price of such transactions over the comparable periods is severe and was partly the result of decreases in technology spending by many potential customers and increased competition, including price pressure. While we are focused on addressing these challenges, market conditions remain poor and revenue visibility limited, and there can be no assurance that we will be successful.

Revenues from content subscriptions and other revenues classified as license revenue comprise 47.7% and 38.4% of our total software license revenues for the three and nine months ended September 30, 2002 compared to 26.5% and 13.3% for the same periods in 2001. Revenues from content subscriptions and other revenues classified as license revenue were $14.5 million and $44.2 million for the three and nine months ended September 30, 2002, decreasing $3.5 million, or 19.5%, and $7.0 million, or 13.7%, from the same periods in 2001. The decline in revenues from content subscriptions and other revenues classified as license revenue is primarily attributable to increased competition in the market, specifically as related to price pressure and a decline in content subscription renewals.

Our direct sales channel is responsible for most of our license revenue. Although we believe direct sales will continue to account for most of our software license revenues for the foreseeable future, our objectives include continuing indirect sales activities through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. During the three months ended September 30, 2002, indirect sales channels assisted with approximately 27% of our software product sales. There can be no assurance that our efforts to further expand indirect sales of our software products will be successful or will continue in the future.

Services.    Service revenues consist of fees generated by providing services to customers, including consulting, training and other services. Effective during the third quarter of 2002, we have classified certain revenues as services that in the past were classified as maintenance. These revenues are derived from programs to manage customer systems and operate customer solutions within their operating environments. In evaluating the offerings provided, management has determined that it is now more appropriate to classify revenues derived from these programs as services revenues due to the nature of the work being performed. The amount of revenue impacted for the three and nine months ended September 30, 2002 is $1.2 million and $2.6 million. Service revenues constituted 37.8% and 38.0% of total revenues during the three and nine months ended September 30, 2002 and 40.8% and 33.6% of total revenues during the three and nine months ended September 30, 2001. Service revenues as a percentage of total revenues have fluctuated; however, since the three months ended September 30, 2001, service revenues continue to be our largest revenue line item. We expect service revenues as a percentage of total revenues to continue to fluctuate on a quarter-to-quarter basis, as revenues from the implementation of software are not generally recognized in the same period as the related license revenues. In any period, total service revenues are dependent on a variety of factors, including:

•	License transactions closed during the current and preceding periods.
•	Customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms.
•	The number of our internal service providers and consultants actively engaged on billable projects.
•	Timing of milestone acceptance for engagements contractually requiring customer sign-off.

Service revenues decreased $38.8 million, or 47.2%, and $121.2 million, or 44.2%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. The decrease in service revenues was primarily due to the lower volume of sales in the latter part of 2001 and into 2002, which resulted in decreased demand for consulting and implementation services. We are also seeing downward trends in consulting rates and the overall budget for consulting in the market. The market for information technology consulting services is challenging and we are affected by these market conditions. There can be no assurance that the demand for consulting and implementation services or the level of fees that we can charge will improve, or even remain at current levels. Further, we expect the trend of declining service revenues to continue until we experience a sustained increase in license sales.

Maintenance.    Maintenance revenues constituted 35.7% and 33.4% of total revenues during the three and nine months ended September 30, 2002 and 25.3% and 19.1% of total revenues during the three and nine months ended September 30, 2001. Maintenance revenues decreased $10.1 million, or 19.7%, and $20.8 million, or 13.4%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. We have experienced a decline in maintenance renewals in terms of both number and dollar amount mainly because of cost cutting efforts by our customers, less favorable renewal terms, and deferred or cancelled implementations by customers and the fact that many marketplace and dot-com customers to whom we previously sold software are no longer operating or liquid. Accordingly, there can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect this trend of declining maintenance revenues to continue until we experience a sustained increase in license sales.

International Revenues.    Our international revenues are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenues totaled $44.6 million and $149.7 million, or 38.9% and 37.2% of total revenues, during the three and nine months ended September 30, 2002 and $63.8 million and $291.5 million, or 31.7% and 35.8% of total revenues, during the three and nine months ended September 30, 2001. The decrease in international revenues during the three and nine months ended September 30, 2002 was the result of a decline in sales arising from declining demand for enterprise application software, a weaker macroeconomic environment, sales execution issues and increased competition, among other factors. As part of our restructuring, we have reduced our presence and are exploring alternative distribution channels in certain of these regions.

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
•
Provisions to our reserve for estimated costs to service warranty claims. We generally warrant our products will function substantially in accordance with the documentation provided to customers. We accrue for warranty claims on a case-by-case basis.

Cost of software licenses as a percentage of related revenue was 10.2% and 18.0% during the three and nine months ended September 30, 2002 compared to 17.2% and 13.5% for the same periods in 2001. Cost of software licenses decreased $8.6 million, or 73.5%, and $31.2 million, or 60.2%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. The three months ended September 30, 2002, includes the reversal of $0.8 million of affiliate commissions and $1.4 million of third party royalties that were not earned. Additionally, during the second quarter of 2002, we reversed a $9.8 million accrual for commissions payable to a third party due to the fact that the third party did not achieve certain performance levels, which would have entitled them to the commission. Without these $12.0 million accrual reversals during the second and third quarters, cost of software licenses would have been $32.7 million or 28.4% of related revenue for the nine months ended September 30, 2002. The decrease in the dollar amounts of the cost of software licenses was primarily due to the decline in software license sales, which resulted in decreases in commissions paid to affiliates for sales assistance and decreases in the amount of royalty fees associated with third-party software. The impact of these cost reductions was partly offset by increased provisions to our reserve for estimated costs to service warranty claims.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our integrated solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to others. Amortization of capitalized acquired technology totaled $4.1 million and $18.3 million during the three and nine months ended September 30, 2002 and $13.8 million and $38.9 million during the three and nine months ended September 30, 2001. Amortization of acquired technology decreased during the comparable periods primarily as a result of a $26.2 million write-

down of certain impaired developed technology intangible assets to their then current fair values in the third quarter of 2001. During the third quarter of 2002, we took an additional impairment charge of $26.9 million to developed technology that will further reduce amortization of acquired technology in future periods. These impairment charges for developed technology are a component of our $46.2 million and $4.7 billion Impairment of intangibles for the three and nine months ended September 30, 2002 and 2001 as reported on our accompanying Condensed Consolidated Statements of Operations. See Note 3—Intangible Assets, Debt Issuance Costs, and Goodwill in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for additional information on the impairment charge and future amortization expense.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with the implementation of software solutions and consulting and training services in addition to the cost of providing software maintenance to customers such as telephone support and packaging and shipping costs related to new releases of software and updated user documentation. Cost of services and maintenance as a percentage of related revenues was 64.7% and 60.4% during the three and nine months ended September 30, 2002 compared to 56.6% and 60.3% during the comparable periods in 2001. The increase in cost of services and maintenance as a percentage of related revenues is due to services and maintenance revenues declining at a sharper rate than the associated costs. This is primarily a function of restructuring activities in these areas taking place later in the third quarter in order to meet customer needs. Services and maintenance personnel decreased 25.6% from June 30, 2002 to September 30, 2002.

The total cost of services and maintenance decreased $20.8 million, or 27.7%, and $85.3 million, or 32.9%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. The decreases were primarily due to decreases in the average number of consultants, product support staff and training staff.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expenses as a percentage of total revenues were 35.0% and 41.2% during the three and nine months ended September 30, 2002 compared to 53.0% and 48.2% during the comparable periods in 2001. Sales and marketing expenses decreased $66.4 million, or 62.3%, and $227.5 million, or 57.9%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. The decreases were primarily due to, among other things, the following:

•
Decreases in the average number of sales and marketing personnel and direct sales representatives over the comparable periods. Sales and marketing personnel decreased 63.0% and direct sale representatives decreased 68.0% as of September 30, 2002 compared to the same period in 2001. In addition to our direct sales representatives, we have designated quota-carrying client managers within our services organization. Costs related to such individuals are allocated to costs of services and maintenance.

•
Decreases in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales. Sales commissions and other costs associated with our sales process, including travel and entertainment expenses, decreased 58.6% and 69.4% for the three and nine months ended September 30, 2002 compared to the same periods in 2001.

•
Decreases in expense related to marketing and promotional activities. Marketing expenses decreased 84.5% and 48.9% for the three and nine months ended September 30, 2002 compared to the same periods in 2001.

•
Decreases in bad debt expense. Bad debt expense decreased 103.2% and 103.1% for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The decrease in bad debt expense is primarily attributable to recoveries of amounts previously charged to bad debt expense, strong collection efforts, and reduced sales to dot.com and other start-up businesses.

Research and Development Expenses.    Research and development expenses consist of continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. We anticipate that we will continue to devote substantial resources to product development.

Research and development expenses decreased $21.9 million, or 31.5%, and $62.0 million, or 28.7%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. Research and development expenses as a percentage of total revenues totaled 41.7% and 38.3% during the three and nine months ended September 30, 2002 compared to 34.7% and 26.6% during the comparable periods in 2001. The increase in research and development expenses as a percentage of revenues primarily resulted from a decline in revenues and delayed personnel terminations as part of the third quarter restructuring. Overall research and development personnel decreased 19.9% from June 30, 2002 to September 30, 2002. The decrease in the dollar amount of research and development expenses was primarily due to a decrease in the cost structure of our development organization. During the fourth quarter of 2001, we began an initiative to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to our research and development activities. Overall research and development personnel decreased 26.1% as of September 30, 2002 compared to the same period in 2001. As of September 30, 2002, approximately 58% of our research and development workforce is located in India.

General and Administrative Expenses.    General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses decreased $9.7 million, or 37.0%, and $27.2 million, or 32.5%, during the three and nine months ended September 30, 2002 compared to the same periods in 2001. General and administrative expenses as a percentage of total revenues totaled 14.3% and 14.0% during the three and nine months ended September 30, 2002 and 13.0% and 10.3% during the three and nine months ended September 30, 2001. The increase in general and administrative expenses as a percentage of total revenues primarily resulted from the decline in revenues. The decrease in the dollar amount of general and administrative expenses was primarily due to a decrease in the average number of personnel over the comparable periods. General and administrative personnel decreased 46.4% as of September 30, 2002 compared to the same period in 2001.

Amortization of Intangibles.    From time to time, we have sought to supplement the depth and breadth of our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Identified intangible assets are amortized over their estimated useful lives while goodwill is only written down when it is deemed to be impaired. Details of our intangible assets and goodwill are presented in Note 3—Intangible Assets, Debt Issuance Costs and Goodwill in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions totaled $3.2 million and $9.7 million, or 2.8% and 2.4% of total revenues, during the three and nine months ended September 30, 2002 compared to $763.6 million and $2.3 billion, or 379.8% and 280.3% of total revenues, during the three and nine months ended September 30, 2001. In accordance with a new accounting standard adopted on January 1, 2002, the totals for the three and nine months ended September 30, 2002 do not include amortization of goodwill and are comprised solely of amortization of intangible assets. The totals for the three and nine months ended September 30, 2001 include $25.5 million and $74.6 million of amortization of intangible assets and $738.1 million and $2.2 billion of amortization of goodwill. Had amortization of goodwill been continued beyond January 1, 2002, we would have recognized an additional $1.5 million and $4.4 million in amortization expense during the three and nine months ended September 30, 2002. The decrease in amortization expense over the comparable periods resulted from the significant impairment write-downs of goodwill and certain intangible assets to their then current fair values in the third quarter of 2001. The write-downs included $216.8 million of certain intangible assets (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”) and $4.5 billion of goodwill. Additionally, as a result of the impairments, the estimated useful lives of the goodwill recognized in connection with the acquisitions of Aspect and SupplyBase were revised and, as a result, the goodwill related to those acquisitions was fully amortized as of December 31, 2001. During the third quarter of 2002, we recognized an impairment charge of $19.3 million on the intangible assets (excluding developed technology). These impairment charges are a component of our $46.2 million and $4.7 billion Impairment of intangibles for the three and nine months ended September 30, 2002 and 2001 as reported in our accompanying Condensed Consolidated Statements of Operations. Future amortization of intangibles will be reduced as a result of this impairment charge as discussed in more detail in Note 3— Intangible Assets, Debt Issuance Costs, and Goodwill included in the accompanying Notes to Condensed Consolidated Financial Statements.

Write-off of Acquired In-Process Research and Development.    Technology or business acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances, and in accordance with appropriate accounting guidelines, the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. The write-off of acquired in-process research and development totaled $8.0 million and $12.7 million during the three and nine months ended September 30, 2001. These amounts are related to the acquisitions of TSC and RightWorks in the first and third quarters of 2001, respectively.

We wrote-off $4.7 million of acquired in-process research and development during the first quarter of 2001. The amount was related to in-process research and development projects acquired in the acquisition of TSC. As of the acquisition date, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development projects. These projects were intended to address issues surrounding web-based content management and web-enablement. A prototype design related to the eTRA-SER project was completed in December 2001, but additional design work was required prior to the product release. During the third quarter of 2002, i2 made the decision to significantly scale-back on a key component of the project. With this decision, the eTRA-SER program was essentially discontinued and there is currently no product release plan for eTRA-SER. The ec-Central project was terminated in June 2001 because a substitute technology was identified.

During the third quarter of 2001, we wrote off $8.0 million of acquired in-process research and development associated with RightWorks. As of the acquisition date, RightWorks was conducting design, development, engineering and testing activities associated with the completion of the next release of the RightWorks eBusiness Application Suite. The applications under development at the valuation date represented next-generation technologies that were targeted to (i) enhance purchase order management capability; (ii) enhance negotiation capability; (iii) enhance multi-organization architecture; (iv) provide user interface; and (v) support additional technology stacks. We completed the development of the RightWorks products in accordance with our initial plan in the fourth quarter of 2001.

Restructuring Charges

During the second through the fourth quarter of 2001, we initiated a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001 and poor results, which led to increasing net losses, declining gross margins and other performance measures, such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001 and we expect the remaining actions, including closing and consolidating identified offices, will be completed within a one-year time frame from the date the charges were recorded. During the second quarter of 2002, we reversed $2.1 million of severance and termination costs that had been accrued during the fourth quarter of 2001 as a result of employee terminations that did not take place.

On July 16, 2002, we announced a global restructuring plan to further reduce our operating expenses to bring them in line with our recent revenue levels. We expected to incur a restructuring charge of approximately $60.0 million in the third quarter of 2002 related to this plan. Due to decisions to close and consolidate more facility space and higher than expected employee separation costs, our actual third quarter restructuring charge was $89.4 million. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources in alignment with our future operating strategies. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. We effected the restructuring plan during the third quarter of fiscal 2002 by eliminating certain employee positions and reducing office space and related overhead expenses. Restructuring and other related charges primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during the third quarter of 2002 and we expect the remaining actions, such as additional office closures or consolidations and asset disposals, will be completed within a one-year time frame. Payments for severance and termination costs as a result of the restructuring plan are expected to be made within a one-year time frame from the date the charges were recorded. Payments related to facilities closings under the 2002 plan will continue through the associated lease terms, which range from one to ten years.

Our workforce reductions have impacted employees in all functions, and with any restructuring, this poses risks to our ongoing business. The workforce reductions have impacted employees directly responsible for sales and services which may affect our ability to close transactions with our customers and prospects. Additionally, the ability to retain and effectively manage our remaining employees may be difficult and could potentially impact our development efforts and the quality of our customer service and products.

Additional details of the remaining restructuring accrual are presented in Note 9—Restructuring Charges and Adjustments in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Also see Note 11—Subsequent Events.

Other Income (Expense), Net

Other income (expense) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income	$2,918	$8,356	$11,708	$29,911
Interest expense	(5,810)	(5,869)	(17,376)	(16,279)
Realized gains (losses) on investments, net	(2,486)	(45,169)	1,776	(69,079)
Foreign currency hedge and transaction losses, net	(901)	(394)	(2,513)	(2,211)
Other	(551)	(630)	(1,420)	(1,855)

Total other expense	$(6,830)	$(43,706)	$(7,825)	$(59,513)

Interest income declined primarily as a result of lower market interest rates and lower average balances of invested funds. The increase in interest expense for the nine months ended September 30, 2002, resulted from the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC on March 23, 2001. Net realized losses on investments of $2.5 million during the three months ended September 30, 2002 were the result of write-downs of the carrying basis of certain equity investments as a result of significant, other-than-temporary declines in fair value and the expected realizable amounts of these investments. During the nine months ended September 30, 2002, the net realized gains on investments includes the $2.5 million write-down of equity investments and also includes gains from the settlement of hedge positions and sales of certain of our equity security investments of $6.0 million, offset by losses of $1.7 million from the sale of other securities including a $1.5 million loss realized from the sales of corporate bonds. Net realized losses on investments of $45.2 million and $69.1 million during the three and nine months ended September 30, 2001 were primarily related to the write-down of the carrying basis of certain equity security investments as a result of significant, other-than-temporary declines in the fair value and expected realizable amounts of these investments.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense of $2.1 million and $654.0 million during the three and nine months ended September 30, 2002. During the second quarter of 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $670.1 million charge to income tax expense. We increased our deferred tax valuation allowance in light of the magnitude of the revenue decreases in the second quarter of 2002 and our operating loss through the second quarter 2002, our expectations at that time of future financial performance in 2002 and 2003 based on operating results through the end of the second quarter, and the conditions surrounding our restructuring plans. Failure to achieve profitability may prevent us from utilizing these assets, and because of the uncertainty of when we will return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

During the third quarter of 2002, the valuation allowance increased by $88.8 million primarily due to the additional losses incurred during the third quarter of 2002. The additional valuation allowance offsets the deferred tax assets we recorded during the period.

During the three and nine months ended September 30, 2001, we recognized income tax benefits of $154.0 million and $218.3 million, representing effective income tax rates of 2.7% and 3.0%. Items which cause differences between the U.S. statutory rate and our effective tax rate during the periods presented, include state taxes (net of federal tax benefits), non-deductible meals and entertainment, deferred tax asset valuation allowances and research and development tax credits. The effective income tax rate during the three and nine months ended September 30, 2001 was also impacted by the non-deductibility of goodwill, in-process research and development and acquisition-related expenses. Excluding the impact of these and other items, our effective tax rate was 36% during the three and nine months ended September 30, 2001.

As of September 30, 2002, we had net deferred tax liabilities of $2.3 million, which included a valuation allowance on deferred tax assets of $846.9 million, compared to net deferred tax assets of $633.0 million at December 31, 2001, which included a valuation allowance on deferred tax assets of $52.9 million. Prior to June 30, 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions in 2001 and 2000.

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

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our liquidity and financial position at September 30, 2002 showed a 78.5% decrease in working capital during the first nine months of 2002. Working capital was $101.9 million at September 30, 2002 compared to $474.3 million at December 31, 2001. The decrease in working capital was primarily the result of a $241.8 million decrease in cash and short-term investments, $14.1 of which was invested in longer-term investments, an $88.0 million decrease in net accounts receivable and a $70.2 million decrease in deferred income taxes, prepaids and other current assets partly offset by a $49.9 million decrease in accrued liabilities and compensation and a $27.9 million decrease in deferred revenue. These decreases in current liabilities were offset by an increase in the current portion of long-term debt of $60.9 million resulting from the reclassification to current liabilities because it becomes due in September 2003.

Cash and cash equivalents were $419.4 million at September 30, 2002, a decrease of $118.8 million compared to balances at December 31, 2001. The decrease in cash and cash equivalents was the result of $233.7 million in cash used in operating activities offset by $113.3 million in cash provided by investing and financing activities. As of September 30, 2002, $12.0 million of our cash is restricted and held as collateral for our outstanding letters of credit.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. Short and long-term investments totaled $65.0 million and $42.3 million, respectively, at September 30, 2002 and $188.0 million and $28.2 million, respectively, at December 31, 2001. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents and short and long-term investments totaled $526.7 million at September 30, 2002 compared to $754.4 million at December 31, 2001. These totals included common stock and warrants of public companies of $0.3 million at September 30, 2002 and $23.2 million at December 31, 2001.

The most significant adjustments to reconcile net loss to net cash from operations during the nine months ended September 30, 2002 were depreciation and amortization of $60.2 million, deferred income tax benefits and disqualifying dispositions of $103.8 million, a valuation allowance on deferred tax assets of $744.4 million, the impairment of intangible assets of $46.2 million, the net decrease in accounts receivable of $83.4 million, the net decrease in accrued liabilities and accrued compensation of $40.2 million and the net decrease in deferred revenues of $27.7 million.

Significant uses of cash for investing activities during the nine months ended September 30, 2002 included $110.1 million in purchases of long-term investments and $9.6 million in purchases of premises and equipment. Offsetting these cash outflows were proceeds from the sale of real estate acquired in connection with our acquisition of TSC of $12.5 million, proceeds from the sales of investments and maturities of long-term debt securities of $81.8 million and the net decrease in short-term investments of $121.1 million.

The $17.1 million in net cash from financing activities during the nine months ended September 30, 2002 was from proceeds of stock option exercises and stock issued under employee stock purchase plans.

Accounts receivable, net of allowance for doubtful accounts, decreased 62.7% during the nine months ended September 30, 2002. Days sales outstanding (DSO’s) in receivables decreased to 42 days as of September 30, 2002 from 67 days as of December 31, 2001. DSO’s decreased in part due to the use of more favorable payment terms in our contracts, strong collection efforts, change in our overall mix of revenue including a lower percentage of software product sales, and overall reduction in sales. There can be no assurance that DSO performance will remain at this level.

During the third quarter of 2002, we renewed a $20.0 million letter of credit line. This line expires on April 30, 2003. Restricted cash held in our account maintained by the lender secures letters of credit issued in connection with this line. As of September 30, 2002, $10.7 million in letters of credit were outstanding under this line and $12.0 million in restricted cash were pledged as collateral. There are no financial covenants associated with this line of credit. The line of credit contains a letter of credit fee equal to 0.25% per year on the face amount of letters of credit and an unused commitment fee equal to 0.05% per year on the average daily-unused amount of the line of credit.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also repurchase any outstanding debt on the open market as opportunities are presented. As of September 30, 2002, none of the notes have been converted to common stock or repurchased on the open market.

In connection with our acquisition of TSC on March 23, 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. The note matures on September 23, 2003 and is now classified in current liabilities as current portion of long-term debt. After March 23, 2002 and prior to maturity, we may convert at least a portion of the note into shares of our common stock up to a maximum of 39.0 million shares. The holder of the note may convert the note into shares of our common stock at any time prior to maturity provided the average of the last sale prices of our common stock as reported on the NASDAQ National Market for the three consecutive trading days immediately prior to the conversion date exceeds $60.00 per share. Additional details of the note are presented in Note 8—Borrowings in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of our 2001 Form 10-K.

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

We expect cash, cash equivalent and short-term investment balances will continue to decrease in the short term primarily due to cash outflows associated with operations, restructuring, and debt service obligations. We believe that existing cash, cash equivalent and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. The current weak macroeconomic environment has resulted in a softening of demand for enterprise application software and services, which has, among other things, led to a decline in revenues, increasing net losses and negative operating cash flows. Sustained weak demand for enterprise application software within the product and industry segments we target, or for our products, has and will continue to negatively impact future revenues and operating results, which, in turn, would continue to negatively impact our liquidity. Additionally, we may not be able to obtain additional equity or debt financing.

Inflation

Inflation has not had a material impact on our results of operations or financial condition.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 38.9% and 37.2% of total revenues during the three and nine months ended September 30, 2002 and 31.7% and 35.8% during the three and nine months ended September 30, 2001. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included in other income (expense), net in the Condensed Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During the three and nine months ended September 30, 2002, we recognized net gains of $0.3 million and net losses of $1.9 million on foreign currency forward contracts and net losses of $1.2 million and $0.6 million on foreign currency transactions. During the three months ended September 30, 2001, we recognized net losses of $0.1 million on foreign currency forward contracts and net losses of $0.3 million on foreign currency transactions. During the nine months ended September 30, 2001, we recognized net losses of $0.3 million on foreign currency forward contracts and net losses of $1.9 million on foreign currency transactions.

Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 10—Foreign Currency Risk Management in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of September 30, 2002, 75.2% of our debt securities and time deposits had remaining maturities of three months or less, while 15.1% had remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general market rates of interest. During 2001, the Federal Reserve Board decreased the discount rate by 475 basis points, which has led to significant declines in short-term market interest rates. As of September 30, 2002, the weighted-average yield on debt securities was 1.95% compared to 3.85% for debt securities held as of December 31, 2001. The decrease in the weighted-average yield on these investments resulted as maturing investments were reinvested at lower market yields. Based on our investment holdings as of September 30, 2002, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $4.3 million.

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

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.2 million net after-tax unrealized loss on these investments during the first nine months of 2002. Additionally, during the three months ended September 30, 2002, we recognized an other-than-temporary decline in market values and reduced the carrying values of certain equity investments in publicly traded companies of $2.5 million. We also wrote-down, by $35.5 million, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during 2001. Our ability to sell certain equity positions is restricted under securities laws or pursuant to contractual agreements. We may implement hedging strategies using put and call options to fix our gains and limit our losses in certain equity positions until such time as the investments can be sold. The fair value of our investments in publicly traded companies totaled $0.288 million at September 30, 2002. The fair value of these investments would be $0.259 million assuming a 10% decrease in each stock’s price.

We have invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As result of significant declines in the expected realizable amounts of these investments, we wrote-off all of our investments in privately held companies in 2001.

Recently Issued Accounting Pronouncements

As discussed in Note 1—Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, we implemented new accounting standards related to accounting for goodwill, intangible assets and reimbursements for expenses incurred in connection with providing services beginning January 1, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”    SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Under EIFT Issue No. 94-3, which we currently follow, a liability for an exit cost was recognized at the date of a commitment to an exit plan. In accordance with the new guidance, we will adopt the provisions of SFAS 146 for any exit or disposal activities that are initiated after December 31, 2002.

Factors That May Affect Future Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

We incurred substantial losses from operations during the last seven quarters ended September 30, 2002 primarily due to sharp declines in our revenues combined with an operating cost structure that was designed to support revenue growth. Our continued inability to stabilize or grow revenues, control expenses and achieve profitability could substantially impair our liquidity and ability to finance and support our operations and eventually could threaten our solvency, which would have a significant adverse effect on our business, results of operations and financial condition as well as our stock price. In addition, such continued losses and the related negative market perception have and may continue to negatively affect our ability to sell our products.

Our Current Restructuring And Product Rationalization Initiatives May Not Achieve Our Desired Results And, If Unsuccessful, Could Result In Additional Serious Harm To Our Business.

We are in the process of implementing a restructuring plan over the third and fourth quarters of 2002. Our plan involves, among other things, reductions in our workforce and facilities, continuing to increase the proportion of our development workforce in India and ceasing continued development of a number of products. These activities are inherently distracting and disruptive to an organization and pose significant risks, including risks of ex-employees filing legal claims related to reductions in force, joining competitors, sharing our intellectual property and disparaging us. The workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our customer service and products. If customers become dissatisfied with our product decisions or service, our business could be adversely impacted, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives or sufficiently reduce our workforce would harm our business, results of operations and financial condition. Additional restructuring activity may be required for us to achieve our profitability objectives.

Our Stock Is At Risk Of Being De-Listed From The NASDAQ National Market System And A Potential Remedy Of A Reverse Split Might Not Be Approved By Our Stockholders Or, If Approved, Might Only Temporarily Allow Us To Remain In Compliance With NASDAQ National Market Continued Listing Standards.

The market price of our stock has fallen substantially during the past seven quarters, and the closing bid price of our stock had been below $1.00 for over 30 consecutive trading days starting August 30, 2002. Our stockholders’ equity has decreased from $111.6 million as of June 30, 2002 to negative $87.2 million as of September 30, 2002 due to our continued operating losses, restructuring charges and impairments of intangibles. Due to the facts that our stock price traded below $1.00 for over 30 consecutive trading days and our stockholders’ equity has fallen below $10 million, NASDAQ sent us notifications of non-compliance stating that we may face delisting unless we either present an acceptable plan of compliance with the NASDAQ National Market System Continued Listing Standards or list our common stock on the NASDAQ SmallCap Market. De-listing could make our stock more difficult to trade, reduce the trading volume of our stock, further depress our stock price and harm our general business reputation. Moving our common stock to the NASDAQ SmallCap Market could harm our general business reputation. In addition, de-listing or the threat of de-listing could impair our ability to raise funds in the capital markets, which could materially impact our business, results of operations and financial condition. We are currently considering requesting stockholder approval for a reverse split of our common stock or moving to the NASDAQ SmallCap Market, either of which would, at least temporarily, allow us to remain in compliance with the NASDAQ continued listing standards. There can be no assurance that we will obtain stockholder approval for the reverse split. If we are successful in obtaining such approval, there is still a risk that our stock price will decline to levels that would again cause us not to comply with NASDAQ listing standards.

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

Global Economic Conditions May Continue To Erode, Which Might Negatively Impact Us And The Price Of Our Stock.

The macroeconomic environment and capital spending on information technology have continued to erode, resulting in continued uncertainty in our revenue expectations. The operating results of our business depend on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, continued soft demand for computer software and services caused by a weakening economy and budgetary constraints have resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more significantly adversely impacted by the current weak economic environment, and the relatively large license transactions upon which we have historically relied. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve, resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

The Market For Our Solutions Has Weakened, And If This Market Does Not Improve, Or If We Are Unable To Develop Acceptable Solutions, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business of our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services, or we may not develop acceptable solutions to address market conditions. Any one of these events could seriously harm our business, operating results and financial condition.

Historically, A Small Number Of Individual License Sales Have Been Significant In Each Quarterly Period. Our Operating Results For A Given Period Could Suffer Serious Harm If We Fail To Close One Or More Large Sales Expected For That Period Or If Our Efforts To Transition To A Volume-Based Sales Model Do Not Compensate For Fewer Large Sales.

Historically, we have derived a significant portion of revenues in each quarter from a small number of relatively large license sales. License sales over $1.0 million dollars accounted for 55% of new license revenues in the third quarter of 2002, 12% of new license revenues in the second quarter of 2002, 45% of new license revenues in the first quarter of 2002 and 64% of new license revenues in the fourth quarter of 2001. As a result, we are subject to significant variations in license revenues. In an attempt to reduce our dependence on large license sales, we have attempted to transition to a sales model that relatively emphasizes the total volume of sales over the size of individual sales. However, this transition is not simple and there can be no assurance that this transition to a volume-based sales model will be successful.

Our Software Products Are Intended To Work Within Complex Business Processes. Accordingly, Implementation Of Our Products Can Be Difficult, Time-Consuming And Expensive And Customers May Be Unable To Implement Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products Which May Result In Customer Dissatisfaction, Harm To Our Reputation And Cause Non-Payment Issues.

Our products typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our sales opportunities and may result in customer dissatisfaction, harm to our reputation and may cause non-payment issues.

We Have Been And Continue To Be Subject To Certain Claims Pertaining To The Quality Of Our Products And Services And Questions Regarding Our Financial Viability. These Claims And Perceptions, If Unresolved Or Not Addressed, Could Seriously Harm Our Business And Our Stock Price.

From time to time, customers make certain claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operational performance and the decline in our stock price has led to questions in the market regarding our financial viability. Whether customer claims regarding the quality of our products and services and concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us, they may affect the market perception of our company and our products. Not only could this have an immediate effect on our stock price, but also the potential resulting reputational damage could affect our ability to sell our products.

We May Not Remain Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, many of our competitors have one or more of the following advantages:

•	Longer operating history.
•	Greater financial, technical, marketing, sales and other resources.
•	Profitable operations.
•	Superior product functionality in specific areas.
•	Greater name recognition.
•	A broader range of products to offer.
•	Better performance.
•	A larger installed base of customers.

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. We understand that some competitors may even be offering enterprise application software at no charge as components of product bundles. Further, traditional enterprise resource planning venders such as SAP have focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete. As a result of this and other factors, we may be unable to compete successfully with our existing or new competitors.

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

Certain Of Our Customers Purchase Our Software, But Delay Or Terminate Its Installation. If This Type Of Activity Becomes Significant, It Could Harm Our Ability To Sell To Existing Customers And Impact Maintenance and Services Revenues.

During the third quarter of 2002, 46% of our new license sales were derived from existing customers. Certain of our existing customers delay or terminate implementations of our software due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulties of prioritizing a surplus of information technology projects or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and maintenance and services revenues are key elements of our revenue base, any reduction in these sales or maintenance and services payments could seriously harm our future business, results of operations and financial condition.

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

Our Software May Contain Undetected Errors Which Could Result In The Loss Of Customers And Reputation, Adverse Publicity, Loss Of Revenues, Delays In Market Acceptance, Diversion of Development Resources And Claims Against Us By Customers.

Our software programs may contain undetected errors or “bugs.” Although we conduct testing and quality assurance through a release management process, we may not discover bugs until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delay in market acceptance, diversion of development resources and claims against us by customers.

We May Not Be Able to Realize The Benefits Of Our Tax Deferred Assets.

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

We May Have Increasing Difficulty Obtaining And Maintaining Cost-Effective Insurance.

We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially, particularly with respect to our director and officer indemnification insurance. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively affect our operating results.

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

Failure To Complete Custom Software Development Projects As Planned Could Harm Our Operating Results And Create Business Distractions That Could Harm Our Business.

Risks associated with our custom development projects include, but are not limited to:

•	We have only begun undertaking relatively large custom development projects in the past year and we may be unable to effectively execute our business strategy.
•
Customers may withhold cash payments or attempt to cancel contracts if we fail to meet our delivery commitments, the customer has financial difficulties or the functionality delivered is not acceptable to the customer.

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

If We Publish Inaccurate Catalog Content Data, Our Content Sales Could Suffer.

The accurate publication of catalog content is critical to our customers’ businesses. Our suite of products offers content management tools that help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools or the failure of these tools to accurately publish catalog content could deter businesses from subscribing to the databases maintained by us, damage our business reputation and harm our ability to win new customers. In addition, from time to time some of our customers may submit inaccurate pricing or other inaccurate catalog information. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products.

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

We May Not Successfully Integrate The Products, Technologies Or Businesses From, Or Realize The Intended Benefits Of, Acquisitions, And We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful Which Could Seriously Harm Our Business, Operating Results and Financial Condition.

From time to time, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Management’s negotiations of potential acquisitions or joint ventures and management’s integration of acquired products, technologies or businesses, could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. We may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. If we are unable to fully integrate or cease development of acquired products, technologies or businesses, or train, retain and motivate personnel from the acquired businesses, we may not receive the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our results or operations.

If We Fail To Adequately Protect Our Intellectual Property Rights Or Face A Claim Of Intellectual Property Infringement By A Third Party, We Could Lose Our Intellectual Property Rights Or Be Liable For Significant Damages.

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our solutions operations are located, and other foreign countries where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Any litigation to defend our intellectual property rights could be time-consuming and costly.

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

We Currently Face Litigation And May Face Additional Litigation In The Future Due To The Volatility Of Our Stock Price That Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

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

International revenues accounted for approximately 38.9% and 37.2% of our total revenues for the three- and nine-month periods ended September 30, 2002, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

The Increase In Our Development Operations In India Poses Significant Risks.

We recently initiated a program to shift a larger proportion of our development capacity to India. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. Our current infrastructure in India is less developed than our North American infrastructure and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting issues, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 49.5% of our employees, and an increasing percentage of international revenues, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

We May Become Subject To Product Liability Claims That Could Seriously Harm Our Business.

Our software products generally are used by our customers in mission critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our insurance policies may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and business, operating results and financial condition.

Risks Related To Our Industry

If Our Products Are Not Able To Deliver Quick, Demonstrable Value To Our Customers, Our Business Could Be Seriously Harmed.

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

If Use Of The Internet For Commerce And Communication Does Not Increase As We Anticipate, Our Business Will Suffer.

We offer products and services that depend on increased acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of the Internet is a relatively recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exists a limited number of proven services and products.

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

Risks Related To Our Stock

Our Executive Officers And Directors Have Significant Influence Over Stockholder Votes.

As of September 30, 2002, our executive officers and directors together beneficially owned approximately 29% of the total voting power of our company. Accordingly, these stockholders have significant influence in determining the composition of our Board of Directors and other significant matters presented to a vote of stockholders, including amendments to our certificate of incorporation, a substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable which, in turn, could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the first nine months of 2002, the market price of our common stock on the NASDAQ National Market has fluctuated between $0.41 and $9.58 per share. Currently, our stock price level is causing us additional challenges including de-listing risks. The following factors may significantly affect the market price of our common stock:

•	Continued operating losses.
•	Quarterly variations in our results of operations.
•	De-listing of our stock from the NASDAQ National Market System.

•	A reverse split of our common stock.
•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.
•	Technological innovations by our competitors or us.
•	General market conditions or market conditions specific to particular industries.
•	Our removal from the NASDAQ 100 index.
•	Perceptions in the marketplace of performance problems involving our products and services.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the date of our evaluation to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls.    There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our evaluation.

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

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming i2 as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to us and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from i2 itself. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We filed a motion to dismiss the action on February 19, 2002 and the motion was granted on October 8, 2002. Plaintiffs filed an appeal of the decision on October 15, 2002. While there can be no assurance, we currently believe the outcome of this outstanding legal claim will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain, and it is possible that this matter may be resolved adversely to us.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of 2002, we issued an aggregate of 3,980 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to September 24, 1997 with exercise prices ranging from $0.30 to $0.68 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

We announced in October 2002 that our adjusted operating expense for the fourth quarter of 2002 would be in the estimated range of $120-125 million. On November 14, 2002, we put in place an additional restructuring plan. It is intended that this restructuring plan will result in an estimated reduction in our adjusted quarterly operating expense, not including any additional restructuring charge, to below $100 million by the end of the first quarter of 2003. Expense reductions will be implemented across the organization and will be accomplished through facility closures, employee reductions preliminarily estimated at 15% of our employee base and other expense reductions.

Effective September 30, 2002, Romesh Wadhwani resigned from our Board of Directors.

On September 12, 2002, The Home Depot, Inc. filed a lawsuit in the Superior Court of Fulton County, Georgia alleging deficiencies in our products and services and breaches of contract among other claims, requesting damages in an amount exceeding $20 million. The Home Depot dismissed the action without prejudice on September 27, 2002 pursuant to a Standstill Agreement between i2 and The Home Depot. We are currently discussing The Home Depot’s claims with The Home Depot, but would vigorously defend against this lawsuit if it is re-filed. While there can be no assurance, we currently believe the outcome of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the outcome is inherently uncertain and it is possible that this matter may be resolved adversely to us.

We and certain members of our board of directors have received a series of communications from two of our former officers containing a variety of allegations generally related to: accounting and revenue recognition; inadequate financial controls; and gross negligence or potential fraud in connection with product and customer problems, acquisitions, public disclosure and other management decisions.

Prior to sending the initial correspondence in the series described above, each of the former officers had made claims against us seeking monetary relief. The claims by one officer have been settled. The claim by the other officer, in which he alleged that he is entitled to at least $3 million from us arising from our acquisition of his former company, remains unsettled. In addition, we understand that the two former officers are partners in a business venture which may be competitive with us.

Our board of directors directed its audit committee to investigate the initial allegations promptly after they were received. The audit committee, comprised solely of independent directors, engaged separate legal and accounting advisors to assist with the investigation. The audit committee completed the investigation and reported its findings to our board of directors in the third quarter of this year. Based on the results of the audit committee’s investigation, our board of directors concluded that there were no adjustments necessary to our financial statements, that there were no indications of material deficiencies in our financial controls and that the facts did not support the allegations concerning gross negligence or potential fraud.

In September and October 2002, the two former officers brought additional information to the attention of the audit committee in respect of their prior allegations regarding revenue recognition. A review of this additional information was performed and, as a result of that review, our management believes that the revenue recognition allegations remain unsubstantiated by the additional information. Our Management has preliminarily reviewed its findings with the audit committee which in turn has directed management to review those findings with the separate accounting advisors engaged by the audit committee to investigate the initial allegations. Following such review, the audit committee will receive a report from its separate accounting advisors and, if appropriate, will direct the separate accounting advisors to conduct an additional inquiry and analysis.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibits to this Form 10-Q have been included only with the copy of this Form 10-Q filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description

10.1	Convertible Promissory Note, dated August 8, 2001, issued by i2 Technologies, Inc. to Trade Services Holdings, LLC in the principal amount of $60,930,000

(b)  Reports on Form 8-K

During the quarter ended September 30, 2002, we filed the following report on Form 8-K:

•
Report on Form 8-K (Item 9) filed on August 14, 2002 reporting that Sanjiv Sidhu, Chairman and Chief Executive Officer of i2 and William Beecher, Executive Vice President and Chief Financial Officer of i2 furnished to the Securities Exchange Commission certificates pursuant to 18 U.S.C. 1350 and attaching such certificates as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

November 14, 2002	By:	/s/ WILLIAM M. BEECHER
(Date)		William M. Beecher Executive Vice President and Chief Financial Officer (Principal financial officer)

November 14, 2002	By:	/s/ DAVID C. BECKER
(Date)		David C. Becker Senior Vice President – Finance & Accounting (Principal accounting officer)

Certifications

I, Sanjiv S. Sidhu, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of i2 Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/S/ SANJIV S. SIDHU
Sanjiv S. Sidhu Chairman and Chief Executive Officer

I, William M. Beecher, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of i2 Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ WILLIAM M. BEECHER
William M. Beecher Executive Vice President and Chief Financial Officer