Form 10-K
period 2002-12-31
I2 TECHNOLOGIES INC
filed 2003-07-21
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
(Address of principal offices)

Registrant’s telephone number, including area code: (469) 357-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00025 par value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Act).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price of the Common Stock as reported on the Pink Sheets, was approximately $295.4 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of July 2, 2003, the Registrant had 432,853,021 outstanding shares of Common Stock.

i2 TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 1.    BUSINESS

The disclosures set forth in this report are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

References in this report to the terms “optimal” and “optimization” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Recent Events

Chronology

In our quarterly report on Form 10-Q for the quarter ended September 30, 2002, we disclosed that we and certain members of our Board of Directors had received a series of communications from two of our former officers containing a variety of allegations generally related to: accounting and revenue recognition; inadequate financial controls; and gross negligence or potential fraud in connection with product and customer problems, acquisitions, public disclosure and other management decisions. Our Board of Directors directed its Audit Committee to investigate the initial allegations received from one of these former officers in the fall of 2001 promptly after they were received. The Audit Committee, which is comprised solely of independent directors, engaged independent legal and accounting advisors to assist with the investigation. The Audit Committee completed the investigation and reported its findings to our board of directors in the third quarter of 2002. Based on the results of the Audit Committee’s investigation, our Board of Directors concluded that there were no adjustments necessary to our consolidated financial statements, that there were no indications of material deficiencies in our financial controls and that the facts did not support the allegations concerning gross negligence or potential fraud.

In the fall of 2002, the two former officers brought additional information to the attention of the Audit Committee in respect of their prior allegations regarding revenue recognition. A review of this additional information was performed and, as a result of that review, management concluded that the revenue recognition allegations remained unsubstantiated by the additional information. Management reviewed its findings with the Audit Committee which directed management to review its findings with the independent accounting advisors engaged by the Audit Committee to investigate the initial allegations. In January 2003, this investigation turned up information that persuaded management and the Audit Committee that material adjustments to our previously issued financial statements might be required and that our consolidated financial statements for the years ended December 31, 2001 and 2000 should be re-audited. On January 27, 2003, we announced that the Audit Committee had engaged Deloitte & Touche LLP, our external auditors, to re-audit those consolidated financial statements, which had previously been audited by Arthur Andersen LLP. Additionally, we announced that the Securities and Exchange Commission (SEC) had commenced an informal inquiry into these matters.

On March 31, 2003, we announced that due to the ongoing re-audits of our 2001 and 2000 consolidated financial statements and our additional decision to re-audit our consolidated financial statements for the year ended December 31, 1999, it would be necessary for us to delay our filing of this 2002 annual report on Form 10-K until early June 2003. We also announced that the re-audits would result in material adjustments to our previously-reported consolidated financial statements and that we had received notice from the SEC that it had issued a formal order of investigation in connection with matters relating to the restatement of our consolidated financial results.

On May 13, 2003, we provided additional relevant information during our user conference which was publicly broadcast via webcast. During that webcast we stated that our consolidated financial statements for the year ended December 31, 1999 would not be re-audited, as previously disclosed, but that any revenue transactions in 1999 that could affect the year 2000 would be analyzed. We further stated that we believed we would be able to file our 2002 annual report on Form 10-K in June 2003. The substance of the webcast was filed as an exhibit to our Current Report on Form 8-K filed on May 16, 2003. We subsequently announced, on June 30, 2003, that we would file our annual report on Form 10-K in July 2003.

During the course of the re-audits, we determined that the accounting with respect to certain transactions was required to be adjusted. As a result, we have restated our consolidated financial statements for the years ended December 31, 2001 and 2000, for the first three quarters of 2002 and for each of the quarters in 2001 and 2000. We have also adjusted the preliminary consolidated financial statement information for the quarter ended December 31, 2002, which we announced in a January 27, 2003 press release. This press release was filed as an exhibit to our Current Report on Form 8-K on January 30, 2003. Any adjustments for the quarter ended December 31, 2002 are as compared to our preliminary consolidated financial statement information for the quarter ended December 31, 2002 or, with respect to the year ended December 31, 2002, the aggregate of our previously issued quarterly results for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 and the announced quarterly results for the period ended December 31, 2002. We have also restated on an unaudited basis our consolidated financial statements for the years ended December 31, 1999 and 1998.

In addition to our consolidated financial statements for the year ended December 31, 2002, this annual report on Form 10-K includes our restated consolidated financial statements for the years ended December 31, 2001 and 2000, as well as our restated consolidated financial data for the years ended December 31, 1999 and 1998. We also include our restated unaudited consolidated statement of operations for the first three quarters of 2002 and for each of the quarters in 2001 and 2000. Our quarterly reports on Form 10-Q for 2003 will contain our restated consolidated financial statements for the corresponding quarters of 2002.

We have not amended our previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements or adjustments. For this reason, the consolidated financial statements and related consolidated financial information contained in such previously-filed reports should no longer be relied upon.

Financial Statement Adjustments

As noted above, we have determined the need to adjust the accounting with respect to certain transactions. The revenue adjustments that have been made mostly result in revenue being deferred and recognized in subsequent periods, although in certain situations the adjustments result in revenue reversals. The adjustments include amounts deferred and reversed as a result of our application of the principles of contract accounting and amounts reversed as a result of the presence of concurrent transactions. The net effect of these revenue adjustments is to increase total revenue by $385.8 million in 2002 and to decrease total revenue by $137.6 million, $477.0 million and $130.9 million in 2001, 2000 and 1999, respectively. We have also made certain deferrals and reversals to our expenses in connection with these revenue adjustments and have made certain other adjustments to our expenses. The net effect of these expense adjustments is to increase expense by $45.8 million in 2002 and to decrease expense by $195.6 million, $34.6 million and $5.4 million in 2001, 2000 and 1999, respectively. As a result of these adjustments to our revenues and expenses, we are also making certain income tax-related adjustments which increase our tax expense by $235.2 million and $25.6 million in 2002 and 2001, respectively, and which decrease our tax expense by $166.9 million, $51.5 million and $5.2 million in 2000, 1999 and 1998, respectively.

The statement of operations impact of all of these adjustments discussed above is to decrease our net loss by $104.8 million and $32.4 million in 2002 and 2001, respectively, increase our net loss by $275.5 million in 2000, decrease our net income by $74.0 million in 1999 and increase our net income by $5.2 million in 1998. Any adjustments for the quarter ended December 31, 2002 are as compared to our preliminary consolidated financial statement information for the quarter ended December 31, 2002 or, with respect to the year ended December 31, 2002, the aggregate of our previously issued quarterly results for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 and the announced quarterly results for the period ended December 31, 2002.

The following tables summarize the statement of operations impact of these adjustments on our net income/loss for the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

(in millions, except per share data)

	Quarter Ended March 31, 2002			Quarter Ended June 30, 2002			Quarter Ended September 30, 2002			Year Ended December 31, 2002
	(As Reported)	(Restated)	Difference	(As Reported)	(Restated)	Difference	(As Reported)	(Restated)	Difference	Difference*
Net Revenue adjustments	$168.4	$202.5	$34.1	$119.6	$162.5	$42.9	$114.6	$374.5	$259.9	$385.8
Expense adjustments, including operating expense and other income and expense	$222.7	$221.0	$1.7	$205.6	$205.7	$(0.1)	$311.6	$338.3	$(26.7)	$(45.8)
Income tax adjustment	$(19.6)	$(6.3)	$(13.3)	$671.4	$893.4	$(222.0)	$2.1	$2.1	$0.0	$(235.2)
Total effect on net income (loss) (increase) decrease	$(34.8)	$(12.2)	$22.6	$(757.4)	$(936.6)	$(179.2)	$(199.1)	$34.1	$233.2	$104.8
Effect on earnings per share
Basic	$(0.08)	$(0.03)	$0.05	$(1.77)	$(2.18)	$(0.41)	$(0.46)	$0.08	$0.54	$0.24
Diluted	$(0.08)	$(0.03)	$0.05	$(1.77)	$(2.18)	$(0.41)	$(0.46)	$0.07	$0.53	$0.24

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999			Year Ended December 31, 1998
	(As Reported)	(Restated)	Difference	(As Reported)	(Restated)	Difference	(As Reported)	(Restated)	Difference	(As Reported)	(Restated)	Difference
Net Revenue adjustments	$1,012.9	$875.3	$(137.6)	$1,149.5	$672.5	$(477.0)	$583.0	$452.1	$(130.9)	$371.2	$371.2	$0.0
Expense adjustments, including operating expense and other income and expense	$9,027.2	$8,831.6	$195.6	$2,865.8	$2,831.2	$34.6	$535.0	$529.6	$5.4	$348.7	$348.7	$0.0
Income tax adjustment	$(263.0)	$(237.4)	$(25.6)	$35.7	$(131.2)	$166.9	$24.6	$(26.9)	$51.5	$17.3	$12.1	$5.2
Total effect on net income (loss) (increase) decrease	$(7,751.3)	$(7,718.9)	$32.4	$(1,752.0)	$(2,027.5)	$(275.5)	$23.4	$(50.6)	$(74.0)	$5.2	$10.4	$5.2
Effect on earnings per share
Basic	$(18.68)	$(18.61)	$0.07	$(4.83)	$(5.59)	$(0.76)	$0.08	$(0.15)	$(0.23)	$0.02	$0.04	$0.02
Diluted	$(18.68)	$(18.61)	$0.07	$(4.83)	$(5.59)	$(0.76)	$0.07	$(0.15)	$(0.22)	$0.02	$0.03	$0.01

*	The differences for the year ended December 31, 2002, are a comparison of the aggregate of our previously issued quarterly results for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 and the announced quarterly results for the period ended December 31, 2002, and the restated consolidated financial results for the year ended December 31, 2002.

The following discussion provides additional information regarding these adjustments, including information with respect to the impact of these adjustments on our balance sheet.

Net Revenue Adjustments

Net Contract Revenue and Related Expense Adjustments

As a result of a comprehensive review of revenue recognition practices conducted by senior management simultaneously with the re-audits, which involved an extensive in-depth review and analysis of data and other information accumulated during the course of the re-audits from various sources within our company, we have changed the accounting for a number of transactions from revenue recognition under SOP 97-2, “Software Revenue Recognition,” to revenue recognition under SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” referred to as contract accounting. This determination was made because we concluded that in some instances our services were essential to the functionality of certain software products we licensed and that contract accounting was therefore the appropriate accounting treatment for these transactions. We concluded that our services were essential to the functionality of certain software products we licensed for a variety of reasons, including (i) expansion of the use of such products into new industries and markets, (ii) communications with customers which established certain expectations inconsistent with the capabilities of products at the time of sale, (iii) significant performance and product-readiness issues related to certain products, and/or (iv) the requirement of significant customization, modifications or additions to products to meet the customers’ expectations or intended purposes.

Applying contract accounting to these transactions requires that the recognition of license, services and/or maintenance revenue for these transactions must be deferred and recognized in subsequent periods. The deferral and related revenue recognition is based on the applicability of either the percentage of completion method or the completed contract method of accounting. As discussed in more detail in Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements, the percentage of completion method requires revenue to be recorded as the implementation is completed and the completed contract method requires revenue to be recorded only when we have satisfied all of our product and/or service delivery obligations to the customer.

We do not have “fair value” for our license revenue as a result of our varied discounting practices. Accordingly, under SOP 97-2 we have recognized revenue under the residual method as described in Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements, which has prevented us from allocating license revenue among the individual products licensed to a customer. As a result, if a determination is made that our services are essential to the functionality of any single software product or group of products licensed to a customer as part of a larger bundle of our software products, then the license, services and/or maintenance revenue associated with the entire bundle must be accounted for in accordance with SOP 81-1. This is so even if the software product for which our services are essential has not been implemented by the customer. As a result of this treatment, in numerous situations we have deferred all license, maintenance and/or services revenue associated with transactions in which our customers have implemented many parts of a software bundle and have paid us in full.

In these situations, we have deferred license, services and/or maintenance revenue because the customer retains the license right to the non-implemented software product for which our services have been deemed to be essential. Once payment from the customer is received, these amounts remain on the balance sheet as deferred revenue until an event occurs to allow revenue to be recognized under SOP 81-1. There are a limited number of transactions that remain in deferred revenue at December 31, 2002 in which certain non-implemented software products for which services are essential are no longer being licensed by us. In these cases, we believe it is unlikely that the customer will implement these software products, although most are using other products and services from us. While we will attempt to resolve these situations with the customers involved in order to enable recognition of the deferred revenue in question, we cannot predict how successful we will be in doing so.

As a result of the use of contract accounting, our total revenues increased by $401.5 million in 2002 and decreased by $103.2 million, $406.4 million and $124.3 million in 2001, 2000 and 1999, respectively. We have also deferred certain contract costs associated with the use of contract accounting. As a result of these expense adjustments, our operating expense increased by $58.7 million in 2002 and decreased by $31.3 million, $34.1 million and $7.6 million in 2001, 2000 and 1999, respectively. As a further result of these adjustments as well as the revenue adjustments described below, deferred revenue increased by $210.0 million, $558.6 million, $383.1 million and $99.6 million at December 31, 2002, 2001, 2000 and 1999, respectively. Prepaid contract expense increased by $14.3 million, $72.9 million, $41.6 million and $7.6 million at December 31, 2002, 2001, 2000 and 1999, respectively. This deferred contract revenue and cost may be recognized in future periods only when and if we are able to arrange with our customers to terminate our residual service obligations, as described above.

Revenue and Expense Reversals — Contract Accounting

With respect to certain transactions that are now being accounted for under contract accounting rules, we were not paid all amounts due to us or we incurred transaction-related settlement expenses. In each of these cases we have reversed revenue equal to the amount of such payment shortfall and/or settlement expense. In the aggregate, we have reversed $83.2 million of revenue. These payment shortfalls and settlement expenses, formerly recorded as bad debt or customer litigation expenses, have also been reversed. These revenue reversal adjustments decreased revenue by $0.7 million, $20.9 million, $55.0 million and $6.6 million in 2002, 2001, 2000 and 1999, respectively. The expense reversal adjustments decreased operating expense by $14.5 million, $57.8 million, $8.3 million and $0.3 million in 2002, 2001, 2000 and 1999, respectively.

Revenue and Expense Reversals — Concurrent Transactions

We have also identified four transactions which were concluded at or about the same time as other arrangements with the same customers and with respect to which we have been unable to determine that we had paid or received “fair value” for the products or services involved. See Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for a discussion regarding our accounting policy for concurrent transactions.

The principal transaction was our license of software to International Business Machines Corporation (IBM) in the first quarter of 2000. See Note 3 — Business Combinations in the accompanying Notes to Consolidated Financial Statements. The concurrent arrangements with IBM included (i) our license of certain software from IBM, (ii) our purchase of certain software from IBM, (iii) the issuance of common stock to IBM, (iv) the amendment of a marketing agreement between us and IBM, and (v) the entry into a patent cross-license agreement between us and IBM (which included a related release and covenant not to sue).

The original accounting treatment, applied in accordance with the advice of our former auditor, was based on recording two separate transactions: (i) a license of software to IBM and (ii) an issuance of common stock to IBM in consideration for a purchase of certain business assets, a license of certain software and the entry into a patent cross-license agreement. This accounting treatment resulted in the recognition of license revenue on a subscription basis over a four-year recognition period, $38.5 million of which had been recognized at December 31, 2002. We have determined that our license of software to IBM and the concurrent arrangements with IBM should be accounted for as a single transaction. As a result, the fixed license revenue of $60 million from IBM associated with this transaction has been recorded as an offset against the value of the assets received from IBM. The cumulative statement of operations impact through December 31, 2002 was a $38.5 million reversal of license revenue and a $62.7 million reversal of expense. The balance sheet impact at December 31, 2002 was an increase to intangibles and goodwill of $2.6 million and a decrease in deferred revenue of $18.5 million.

The cumulative amount of the revenue reversals as a result of the IBM transaction and the other three transactions involving substantially concurrent arrangements was $44.1 million as of December 31, 2002. The year-by-year impact of these revenue reversals is to decrease revenue by $15.0 million, $13.5 million and $15.6 million for 2002, 2001 and 2000, respectively. The year-by-year impact of the associated expense reversals is to increase expense by $1.6 million in 2002, decrease expense by $79.8 million in 2001 and increase expense by $10.0 million in 2000. The balance sheet impact of these reversals was a decrease in deferred revenue of $18.5 million, $33.2 million, and $37.0 million at December 31, 2002, 2001 and 2000, respectively.

Other Expense Adjustments

We have also identified several accrued expense items for which we have made adjustments to the amount of the liability, the timing of recording the liability or the timing of releasing the liability. These adjustments related to our accrued compensation and related expenses, including the accruals related to vacation, employee health plans and potential bonus payouts. Finally, the original accounting treatment with respect to certain business combinations, applied in accordance with the advice of our former auditor, has been modified. As a result, we are adjusting the allocation of purchase price on certain acquisitions and the related amortization of intangibles and goodwill. The net effect of the expense adjustments associated with these various kinds of adjustments is to increase operating expenses by $0.2 million in 2002, to decrease operating expenses by $26.6 million and $2.2 million in 2001 and 2000, respectively, and to increase operating expenses by $2.2 million in 1999. These adjustments also decreased our accrued liabilities by $20.0 million, $23.0 million and $13.4 million at December 31, 2002, 2001 and 2000, respectively, and increased our accrued liabilities by $0.3 million, at December 31, 1999.

Income Tax Adjustments

As a result of these adjustments to our revenues and expenses, we are also making certain income tax-related adjustments. For 2002, our income tax expense increased by $235.2 million. For 2001, we decreased our previously recorded tax benefit by $25.6 million. For 2000, 1999 and 1998, our income tax expense decreased by $166.9 million, $51.5 million and $5.2 million, respectively. Despite these adjustments, there was no impact to our previously announced balance sheet at December 31, 2002 due to the fact that, in the second quarter of 2002, we recorded a full valuation allowance on our deferred tax asset which reduced the value to zero. Our deferred tax assets increased by $230.8 million, $225.1 million, $58.1 million and $5.2 million at December 31, 2001, 2000, 1999 and 1998, respectively.

Net Income / Stockholders’ Equity

The statement of operations impact of the adjustments described above is to decrease our net loss by $104.8 million and $32.4 million in 2002 and 2001, respectively, increase our net loss by $275.5 million in 2000, decrease our net income by $74.0 million in 1999 and increase our net income by $5.2 million in 1998. The balance sheet impact of these adjustments is to decrease our stockholders’ equity by $204.7 million, $310.4 million, $328.2 million and $65.4 million at December 31, 2002, 2001, 2000 and 1999, respectively, and increase our stockholders’ equity by $6.7 million in 1998.

Our restated consolidated financial statements for the years ended December 31, 2001 and 2000 are included elsewhere in this annual report on Form 10-K. See Note 2 — Restatement in the accompanying Notes to Consolidated Financial Statements for additional information on the effect of these adjustments on our previously-reported consolidated statement of operations for the years ended December 31, 2001 and 2000 and our previously-reported consolidated balance sheet at December 31, 2001. See “Selected Consolidated Financial Data” for additional information on the effect of these adjustments on our previously-reported unaudited consolidated statements of operations for the first three quarters of 2002 and for each of the quarters in 2001 and 2000.

Cumulative Restatement and Adjustment Impact

In sum, the cumulative impact of the revenue adjustments is to reduce revenue by $359.7 million, which is comprised of $127.3 million of revenue that has been reversed and $232.4 million of revenue that has been deferred and may be recognized in the future. The cumulative impact to net loss of the revenue and expense adjustments is to increase our net loss by $207.1 million. To the extent that revenue that has been deferred is subsequently recognized, it will reduce the impact of the adjustments to net income. The following table summarizes the cumulative statement of operations impact of these adjustments on our net income/loss for the periods indicated.

Cumulative Restatement and Adjustment Impact on Net Income (Loss)

(in millions)

For the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998**
Cumulative net revenue deferrals	$(232.4)
Cumulative net revenue reversals	$(127.3)

Total cumulative and revenue adjustments	$(359.7)

Cumulative expense adjustments, including operating expense and other income and expense	$189.8

Cumulative income tax adjustments	$(37.2)

Cumulative total increase in net loss	$(207.1)

**	The cumulative impact represents the sum of the “Difference” columns set forth above for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

Securities and Exchange Commission and Internal Investigations

As previously disclosed, our Board of Directors had directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and in our third quarter Form 10-Q the results of that investigation, as well as certain new, related allegations (discussed above) made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting. On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the restatement of our consolidated financial statements.

In response to the allegations received in the fall of 2002, our Audit Committee asked its independent legal and accounting advisors to conduct a further investigation into the actions of our officers and employees in connection with the circumstances necessitating the restatement of our consolidated financial statements. Based on the results of this investigation, taking all relevant factors into consideration and exercising its business judgment, the Audit Committee has advised the Board of Directors that it has no present intention to recommend the replacement of any members of senior management. Nevertheless, in light of the nature and extent of the restatement, the Audit Committee directed management to review the company’s internal systems, controls and procedures, a process management had already commenced, and to develop and implement a remedial plan to ensure that the circumstances causing the need to restate our financial statements do not occur again. In response to this request, management has completed a review of the company’s revenue recognition practices that focused on:

•	our revenue recognition policies and procedures, including related product release management and price list practices;

•	the adequacy of the training we have and will provide regarding these policies and procedures, including specifically programs designed to educate our sales, services and development employees;

•	our product development and release management policies and practices;

•	our license transaction review and sign-off policies and procedures, with specific emphasis on participation by finance and accounting, sales and development, legal, senior management and our external auditors;

•	our post-transaction review procedures, including our review of product issues, implementation projects and non-billable services hours; and

•	the role of internal audit, including its participation in the revenue recognition process.

Work has begun on developing a remedial plan incorporating senior management’s recommendations for enhancements to our control processes and procedures. See “Item 14 — Controls and Procedures.” Proposed or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementations and products; expansion of our transaction sign-off procedures to include certain field personnel; enhanced training with respect to revenue recognition policies and procedures for our field personnel and personnel in our services and development organizations; modification of the incentive compensation structure of certain field personnel to eliminate compensation based upon recognized revenue; expansion of our quarterly sign-off procedures; enhanced release management review and approval processes; enhancement of our post-transaction monitoring of implementations; expansion of the responsibilities of our internal audit team; enhanced analysis and support for the accounting used when recording business acquisition transactions; and enhanced analysis and support for our accrued liability accounts. With the assistance of our advisors we continue to consider further actions, including without limitation actions to address the material weaknesses identified by our auditors to the extent not already addressed, and to improve the effectiveness of our control processes and procedures.

Based on the results of its investigation, the Audit Committee has also directed that management review the company’s recently adopted code of ethics and establish a comprehensive compliance program, requiring, among other things, periodic written confirmations from every officer and employee of the company of compliance with our code of ethics and internal policies and procedures. The Audit Committee charter provides for its continuing oversight of the changes made by management and for monitoring management’s progress in implementing and maintaining these new initiatives.

The results of the Audit Committee’s investigation have been reported to the SEC in connection with the SEC’s formal investigation. We intend to continue to fully cooperate with the SEC as it moves forward in its investigation.

Listing Matters

As a result of our inability to timely file this annual report on Form 10-K, our common stock was delisted from The NASDAQ Stock Market effective at the opening of the market on May 9, 2003. While we have since initiated an appeal with the NASDAQ Listing and Hearing Review Council, there can be no assurance as to whether the appeal process will lead to a different result. We do not expect to hear the results of our appeal until September 2003.

If our appeal is unsuccessful, we intend to re-apply to the NASDAQ National Market once we can satisfy NASDAQ’s initial listing requirements, which include, among other things, a minimum bid price requirement of $5 per share. There can be no assurance that our common stock will satisfy the minimum bid price requirement or that our common stock will otherwise be approved for listing.

Our common stock is currently quoted in the over-the-counter Pink Sheets under the OTC symbol “ITWO.” However, soon after the filing of this annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003, we believe that our common stock will begin trading on the OTC Bulletin Board under the symbol “ITWO.”

Debt and Real Estate Update

On April 7, 2003, we announced that the indenture governing our $350 million of convertible subordinated notes due in December 2006 requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due to be filed with the SEC, and that the indenture contains a 60-day cure period for covenant non-compliance. In the event that we were unable to cure such non-compliance within the 60-day cure period, we would then be in default under the convertible subordinated notes. The cure period commences upon delivery of notice of non-compliance to us. To date, we have not received notice of non-compliance from the trustee or the debt holders. With the filing of this annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003 (and the delivery of such filings to the indenture trustee), we believe that we will cure our non-compliance with the reporting covenants in the indenture. While we have not yet filed our quarterly report on Form 10-Q for the quarter ended March 31, 2003, management believes that we will be able to file such report promptly after the filing of this annual report on Form 10-K. Additionally, management believes subsequent quarterly reports on Form 10-Q during the year ending December 31, 2003 will be filed (and copies delivered to the indenture trustee) within the timeframes required in the indenture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “— Factors that May Affect Future Results.”

As of May 15, 2003, we entered into a termination agreement with the owner of Two Colinas Crossing, a building in Dallas, Texas, that we vacated in January 2003 as part of our restructuring. This lease, originally scheduled to expire in October 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note. The senior note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears, and matures on December 15, 2006.

On June 6, 2003, we prepaid the $60.9 million convertible promissory note issued by us in connection with the acquisition of Trade Service Corporation and EC-Content, Inc. We paid $59.2 million in cash to the holder of the senior note as payment and satisfaction in full of the principal amount of, and all accrued interest under, the note and our remaining obligations under the acquisition agreement. The note bore interest at a rate of 7.5% per annum and was scheduled to mature on September 23, 2003. The amount paid in settlement of the note and our remaining obligations under the acquisition agreement represented approximately a 5.5% discount to principal and interest accrued under the note as of the payoff date.

Our Company

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to spend, production, revenue and profit, fulfillment and logistics performance. Our application software is often bundled with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Globally, we have over 1,000 customers in a variety of industries including:

•	Technology

•	Computer & Electronics

•	Telecommunications Equipment and Service

•	Semiconductor

•	Consumer Electronics & Consumer Durables

•	Contract Manufacturers

•	Automotive and Industrial

•	Automotive OEMs

•	Suppliers

•	Industrial Manufacturers

•	Process Industries

•	Consumer Packaged Goods

•	Pharmaceuticals

•	Energy & Chemicals

•	Metals

•	Paper

•	Consumer Goods & Retail

•	Retailers

•	Consumer Packaged Goods

•	Soft Goods (Textiles/Apparel & Footwear)

Siemens AG accounted for 10.5% of total revenue in 2002. No other individual customer accounted for more than 10% of our total revenues during 2002.

i2 was founded in 1988 and incorporated in Delaware in 1989. Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

2002 Developments

Sanjiv Sidhu, our co-founder and Chairman, assumed the additional titles Chief Executive Officer and President in April 2002. At the same time, Shigeru “Sam” Nakane was named Chief Operating Officer and joined Pallab Chatterjee, President, Solutions Operations; William Beecher, Executive Vice President and Chief Financial Officer; and Hiten Varia, Chief Customer Officer on the Executive Management Committee. Robert Donohoo was appointed Senior Vice President and General Counsel and joined the Executive Management Committee in August 2002.

Industry Background

Today’s increasingly competitive business environment has led many companies in diverse industries to seek greater operating efficiency while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to meeting customer demands for product quality, variety and price, businesses also recognize the need to improve asset utilization, reduce the cost of goods, reduce inventories, shorten lead times and reduce the cost of fulfilling orders. Furthermore, a company’s extended supply chain may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise supply chains.

In the past, companies have sought to address the changing business environment by investing in enterprise resource planning (ERP) systems and first-generation electronic commerce systems; however, these systems do not provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe many companies are looking for solutions that can be integrated with their existing systems to provide tools for managing the variability in their supply chains, allowing them to monitor changes in key areas, weigh tradeoffs for fast and accurate decision-making and execute their plans across the critical processes in their supply chains.

The growth of the Internet and the proliferation of software applications have accelerated many companies’ efforts to increase efficiencies by leveraging platform-independent information technology. We believe this platform independence has prompted demands for a dynamic, open and integrated environment among customers, suppliers and designers. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers.

Integration has become an increasingly important issue for enterprises to lower costs and realize value from their diverse environment of applications and distributed systems. Customers seek integration at several levels — business process, applications, user interface, data and technology. A wide variety of companies are pursuing the integration market opportunity, including ERP companies, leading Independent Software Vendors (ISVs), Enterprise Application Integration (EAI) vendors, Systems Integrators (SIs) and other information technology (IT) services organizations, but no single company has demonstrated a complete solution to the various requirements sought by customers. Web service-based applications appear promising, but to date are immature, incomplete and limited by competing technology standards and protocols.

Leading software and technology companies are developing offshore (global) workforces, in part to take advantage of the technical talent and lower costs of human resources in India, China and other locations. This has led many companies to start up their own offshore operations or outsource some activities to Offshore IT Services (OIS) firms. While many of these efforts focus on run and maintain activities, development activities are increasingly involved as well.

Development of the i2 Solution

Advanced Planning and Scheduling.    We have offered an expanding set of supply chain management solutions since the company was founded nearly 15 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

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

Supplier Relationship Management.    We continued to expand our product base by applying our solutions for the extended supply chain to the supplier relationship processes and functions. To facilitate cost-effective sourcing and product design, we acquired and developed technologies that help customers to more efficiently source, negotiate the pricing of and procure materials and components from suppliers, thereby enabling them to make design decisions while cognizant of the effect on the supply chain of existing products and the total product portfolio.

Fulfillment and Revenue Management.    Our distributed order execution technology has enabled us to develop planning and execution solutions, such as service parts management. We continue to invest in this technology, which provides a scalable and flexible toolkit for creating new solutions and helps customers to leverage transaction processing, visibility and event management capabilities. We have also invested in solutions that help customers optimize merchandising, revenue and pricing.

Products

Our solutions — bundles of software products, technology services and/or content — are designed to help customers address various supply chain problems and opportunities, including:

•	Linking certain aspects of planning and decision-making to execution of such plans and the monitoring of changing conditions across the supply chain;

•	Improving current business processes, return on assets, profitability and customer service levels;

•	Increasing market share;

•	Enhancing their competitive advantage; and

•	Delivering on their promises to their customers.

Our primary products are contained in the following suites: Production Optimization, Spend Optimization, Revenue and Profit Optimization, Fulfillment Optimization and Logistics Optimization. These suites are complemented by our content, technology and services offerings that together form customer solutions.

Production Optimization:    The i2 Production Optimization suite helps businesses coordinate the production and distribution of goods and materials through the supply chain, to product delivery and to the customer. This suite of products can provide multi-enterprise visibility, collaboration, decision-support and execution capabilities. Using i2 Production Optimization, a business may estimate future demand for its products to help planners to more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when to make them, and what parts to pull through the chain to make those products. Our Production Optimization products include the i2 Six Supply Chain Management (SCM) suite—featuring solutions such as Demand Planner, Demand Fulfillment, Demand Manager, Factory Planner, Supply Chain Planner and various Scheduling products.

Spend Optimization:    The Spend Optimization suite helps companies and their suppliers collaborate on sourcing and procurement for supply management. This suite bridges product development, sourcing, supply planning and procurement across the supply chain, providing the ability to create, execute and sustain global sourcing strategies. i2 Spend Optimization provides decision-support and optimization tools that are designed to help companies improve decision-making on supplies and the parts to use in products. During product development, these products can help to optimize designs by considering sourcing and supply chain constraints, as well as allowing design collaboration when outsourcing manufacturing or custom parts. During procurement, Spend Optimization helps companies to define sourcing strategies to reduce supply risks and costs, negotiate terms and streamline the requisitioning and buying of materials. Our Spend Optimization products include the i2 Six Supplier Relationship Management (SRM) suite—featuring solutions such as Catalog Management, Product Sourcing, Contracts Management, Strategic Sourcing, Negotiate, and Procurement.

Revenue and Profit Optimization:    The Revenue and Profit Optimization suite helps businesses manage their revenues with merchandising, planning and pricing tools. This suite provides tools to plan merchandising strategies, to manage markdowns and promotions pricing, and to optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by sophisticated analytic products. Our Revenue and Profit Optimization products include Markdown Optimizer and Merchandise Planner.

Fulfillment Optimization:    The Fulfillment Optimization suite helps businesses integrate planning and execution in fulfillment solutions, such as Service Parts Management and Vendor Managed Inventory. This suite provides tools to stage inventory, plan replenishment, manage orders and provide visibility to lower fulfillment costs, improve on-time delivery performance and enhance customer satisfaction. The Distributed Order Execution solution that is the backbone of i2’s Fulfillment Optimization suite provides transaction processing, visibility, event management, integration and workflow capabilities. Our Fulfillment Optimization products include solutions such as Distributed Order Management, Replenishment Planner, Service Budget Optimizer and Service Parts Planner.

Logistics Optimization:    The i2 Logistics Optimization suite helps businesses optimize the flow of goods between suppliers, enterprise supply chain locations and customers. This suite of products provides integrated products for planning and executing transportation and distribution activities, as well as tools for strategic supply chain design and transportation modeling. Using i2 Logistics Optimization, a business can procure, plan, execute and monitor freight movements across multiple modes, borders and enterprises. As a result, businesses can make better decisions about where and how to ship products, reducing their transportation costs while executing supply chain plans and achieving customer service objectives. Our Logistics Optimization products include the i2 Six Transportation and Distribution Management (TDM) suite—featuring products such as Supply Chain Strategist, Transportation Bid Collaboration, Transportation Planner, Transportation Modeler, Transportation Manager and Warehouse Manager.

Content:    Content is information about items and suppliers that can be used to describe, search, compare, buy, sell or select an item. The i2 Content solution consists of content management software, content services and reference content. Our content management software provides publication, subscription, management and syndication functionality for enterprises and helps identify parts or services that match both technical and price criteria and the delivery of content services via the Internet. Additionally, our content management software provides a standards-based method for content exchange and collaboration among trading partners. Content services provided with i2 Content include legacy data conversion services and custom content creation capabilities that help enterprises to access needed part, component and supplier data. Our reference content contains part, component and item-specific records as well as technical and pricing information about available products.

Integration:    Integration links our products with the customer’s IT environment, especially to ERP and legacy operational systems. Our integration tools are designed to enable customers to integrate data, systems and processes, and are based on a combination of internally-developed software and third-party software.

Product Development

We focus our ongoing product development efforts on meeting the requests of, and delivering on our commitments to, our current customers, enhancing our solutions and the underlying technology across our products, and developing or enhancing products that will enable us to enter new markets. In order to address customer recommendations, we have developed a User Enhancement Voting Process in collaboration with the i2 User Group. This process allows customers to provide input so that our solutions evolve to meet our customers’ business challenges and opportunities. In addition, we invest in solutions that help us more fully complete our solution offerings and enable cross-product workflows. We have focused much of our discretionary investments into products and technologies that we anticipate will be important and differentiated in the future, such as our Distributed Order Execution platform. We maintain our primary development centers in North America and India. Research and development expenses totalled $173.1 million in 2002, $288.9 million in 2001 and $218.5 million in 2000.

We conducted a product rationalization effort in 2002, during which we assessed our product portfolio with the goal of making the best use of development funds. We examined historical economic performance, quality, market potential, customer commitments, and the fit with our overall strategy. Products with functionality overlap were consolidated and a few products were phased out (made unavailable for future customer sales). During these efforts, we worked to ensure that we had adequate resources to maintain and meet existing customer commitments, including providing customer support.

Our Solution Operations activities are primarily conducted in North America and India and are organized into Solutions Business Units (SBUs). Most SBU management, product management and product marketing employees are based in North America, but many development and services teams are based in India. The India location offers many benefits to i2, including centralization of development efforts and cost structure advantages. Our India-based Solutions Center provides services such as upgrades, implementations and development services that heavily leverage other organizations based in India. We also provide content and data services out of India.

Our Solution Operations organization has embarked on several strategic initiatives to improve processes and performance in those areas, including Total Quality Management (TQM), customer satisfaction and productization.

Customer Service and Support

We maintain a technical support team that operates through our global service and support centers. Our customer service and support activities consist of the following:

Consulting.    We offer our customers on-site consulting services aimed at assisting in the implementation of our products and services and integration with the customers’ existing systems. We and our customers also use third-party consulting firms.

Training.    We offer education and training programs for our customers and third-party implementation providers with classes offered at our offices or at customer locations. We also offer web-based and self-paced learning programs. These classes focus on the fundamental principles of our software products as well as their implementation and use.

Maintenance and Product Updates.    We provide ongoing support services for our product suites. Maintenance contracts are typically sold to customers at the time of the initial license and may be renewed for additional periods. Our maintenance agreements with our customers provide the right to receive most product updates and enhancements to the products purchased by the customer, as well as telephone and online support. Our support services are packaged into three tiers (silver, gold and platinum), which offer customers the ability to choose the level of service they desire.

Development Services.    We offer some customers custom development of our applications. These development service arrangements are generally entered into when we believe that the modifications or additions to the software can be utilized by multiple customers.

Sales and Marketing

We sell our software and services through a direct customer facing organization that is augmented by other sales channels, including systems consulting and integration firms and other industry-related partners. Our direct customer facing organization consists of account representatives and client managers that are supported by a team of personnel that includes solution and industry specialists.

We currently have joint marketing agreements with software vendors and other industry-related businesses. Additionally, we have alliances with top global and regional systems consulting and integration firms, including Accenture, A. T. Kearney, Cap Gemini Ernst & Young, EDS, IBM Global Services, Tata Consulting Services and webMethods, among others. These joint marketing agreements and alliances generally provide the vendors with non-exclusive rights to market our products and access our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other companies and obtain favorable product recommendations from the business partners, thereby increasing the market coverage of our products.

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Malaysia, Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 21% and 13% of our total consolidated assets as of December 31, 2002 and 2001. International revenue totalled $202.1 million, or 22% of total revenue, in 2002; $383.9 million, or 44% of total revenue, in 2001; and $365.8 million, or 54% of total revenue, in 2000. See Note 15 — Segment Information, International Operations and Customer Concentrations in the accompanying Notes to Consolidated Financial Statements.

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We believe our principal competitors are as follows:

•	ERP Software Vendors. These include companies such as Oracle, SAP and PeopleSoft, who have added or are attempting to add capabilities for supply chain planning or collaboration to their transaction system products.

•	Other Software Vendors. These include companies such as Adexa and Manugistics who compete principally with our production, logistics and fulfilment optimization products; companies such as Agile and Ariba who compete principally with our supplier relationship management applications; and companies such as Trilogy and Yantra who compete principally with our fulfilment, revenue and profit optimization products.

•	Custom and Offshore Development. We also compete with independent developers of enterprise application software, particularly entities in countries with relatively low wage structures, as well as internal development efforts by corporate information technology departments.

Proprietary Rights and Licenses

We regard our trademarks, copyrights, patents, trade secrets, technology and other proprietary rights as critical to our business. To protect our proprietary rights, we primarily rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures and contractual provisions. We license our software products in object code (machine-readable) format to customers under license agreements and we generally do not sell or otherwise transfer title of our software products to our customers. Our non-exclusive license agreements generally allow the use of our software products solely by the customer for specified purposes without the right to sublicense or transfer our software products.

Trademarks are important to our business as we use them in our marketing and promotional activities as well as with the delivery of our software products. Our registered trademarks include i2, RHYTHM, PLANET, TRADEMATRIX and GLOBAL SUPPLY CHAIN MANAGEMENT. Other trademarks of i2 include POWERING THE BOTTOM LINE.

We hold a number of U.S. patents that predominantly relate to planning, scheduling optimization, demand fulfilment, collaboration, e-commerce and data management and reporting. These patents expire at various times through 2021. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We sublicense some software that we license from third parties and incorporate in, or license in conjunction with, our products.

Employees

As of July 2, 2003, we had approximately 2,600 full-time employees, including approximately 1,250 employees primarily engaged in research and development activities primarily located in India and the U.S. and approximately 300 employees primarily engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical, sales and managerial personnel and our ability to attract and retain highly qualified technical, sales and managerial personnel. Except for employees represented by a Worker’s Council in Germany, none of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe employee relations are good.

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://www.i2.com/investor.

ITEM 2.    PROPERTIES

Our primary offices are located in Dallas, Texas, and are held under lease contracts that expire at various dates through 2011. These facilities house our executive and primary administrative offices as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Malaysia, Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. We consider our properties to be suitable and adequate for our present needs and do not anticipate leasing additional properties at this time.

ITEM 3.    LEGAL PROCEEDINGS

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial results. As previously disclosed, our Board of Directors had directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and in our third quarter 10-Q the results of that investigation, as well as certain new related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting prior to the issuance of the formal order of investigation by the SEC. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

Class Action and Derivative Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases have been consolidated, and in August 2001 plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. We continue to vigorously defend against this lawsuit. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming the company as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We filed a motion to dismiss the action on February 19, 2002 and the motion was granted on October 8, 2002. Plaintiffs filed an appeal of the decision on October 15, 2002. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Restatement Class Action Litigation and Derivative Litigation

Beginning in April 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcements that we would re-audit certain of our consolidated financial statements and that there would be material adjustments to our financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003. We continue to vigorously defend against these lawsuits. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April and May 2003, two purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) causing the company to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, and (ii) selling shares of the company’s common stock while in possession of material adverse non-public information regarding our financial statements and securing personal loans using our allegedly artificially inflated stock price. As stated, the complaints are derivative in nature and do not seek relief from the company. However, the company has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

In May 2003, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our current Chief Executive Officer, Chief Financial Officer and directors, naming the company as a nominal defendant. The suit claims that our Chief Executive Officer and Chief Financial Officer violated section 304 of the Sarbanes-Oxley Act of 2003 and seeks to recover from them (a) bonuses and equity-based compensation, and (b) profits realized from sales of securities of the company. The suit also names our current directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. As stated, the complaint is derivative in nature and does not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with our Chief Executive Officer, Chief Financial Officer and directors and we may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Other Litigation

We are subject to various other claims and legal actions, including claims and legal actions from former employees and certain customers. We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

The adverse resolution of any one or more of the matters described in this Item 3, over and above the amount that has been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 9 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During 2002, our common stock traded on the NASDAQ National Market under the symbol “ITWO.” On May 9, 2003, our common stock was delisted from The NASDAQ Stock Market. As support for its decision to delist our stock, a NASDAQ Listing Qualifications Panel cited our failure to timely file this annual report on Form 10-K. We have appealed the Listing Qualifications Panel’s decision. Since our delisting, our common stock has been quoted in the over-the-counter Pink Sheets under the OTC symbol “ITWO.” Upon the filing of this annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003, we believe that our stock will be eligible to trade on the OTC Bulletin Board while we await the outcome of our appeal of the Listing Qualifications Panel’s decision. See Note 10 — Stockholders’ Equity (Deficit) and Loss Per Common Share in the accompanying Notes to Consolidated Financial Statements.

The following table lists the high and low per share intra-day sales prices for our common stock as reported by the NASDAQ National Market or as quoted in the over-the-counter Pink Sheets, as applicable, for the periods indicated.

	High	Low
2003
Second quarter	$1.19	$0.53
First quarter	1.50	0.69

2002
Fourth quarter	$1.93	$0.41
Third quarter	1.70	0.49
Second quarter	5.48	1.30
First quarter	9.58	5.00

2001
Fourth quarter	$8.59	$3.10
Third quarter	20.05	2.98
Second quarter	28.20	12.88
First quarter	61.00	12.56

As of July 2, 2003, there were 432,853,021 shares of our common stock outstanding held by 1,406 holders of record.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Stock Option Plans

In October 2001, we announced a voluntary “cash compensation for stock options” program whereby employees were given the opportunity to elect, by November 15, 2001, to receive a reduction in base salary for a twelve-month period starting on November 16, 2001 in exchange for stock options. The options were granted on November 16, 2001 and on December 21, 2001. The options were to vest in 24 equal monthly increments from the grant date. No compensation charge related to this program was required. In July 2002, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of options granted under this program. Effective July 23, 2002, all unvested options issued under this program were immediately vested. No compensation charge was recorded in connection with the acceleration of vesting because the market value of our stock on the modification date was less than the exercise price of the modified options.

During the fourth quarter of 2002, we issued an aggregate of 59,000 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with exercise prices ranging from $0.0675 to $1.09 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder, and appropriate legends were affixed to the share certificates issued in each such transaction.

In December 2002, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were initially offered the opportunity, if they so elected by January 29, 2003, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than July 30, 2003. The exchange program was terminated in January 2003 following our decision to re-audit our consolidated financial statements for the years ended December 31, 2001 and 2000.

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2002, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	95,922	$7.68	74,445
Plans not approved by stockholders:
2001 Plan	12,646	5.84	7,310
Assumed plans of acquired companies	3,838	12.80	26,610

Total	112,406	$7.64	108,365

Stock Rights Plan

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.01 per unit prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 10 — Stockholders’ Equity (Deficit) and Loss Per Common Share in the accompanying Notes to Consolidated Financial Statements.

Convertible Debt

As of December 31, 2002, we had $410.9 million of outstanding debt, the majority of which is convertible into shares of our common stock. Details of this debt are presented in Note 8 — Borrowings in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. As of December 31, 2002, none of the notes had been converted to common stock. See Note 17 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for information regarding our prepayment of the $60.9 million note issued in connection with our acquisition of Trade Service Corporation.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of consolidated financial data is derived from our consolidated financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, included elsewhere in this report. The balance sheet data as of December 31, 2000 has been derived from our financial statements not included herein. The selected consolidated financial data as of December 31, 1999 and 1998 is derived from our unaudited restated consolidated financial statements not included elsewhere in this report. The following consolidated financial data as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this report. As discussed in Note 3 — Business Combinations in the accompanying Notes to Consolidated Financial Statements, our acquisitions in 2001 and 2000 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with our results of operations since their respective dates of acquisition. Amounts shown are in thousands, except per share data.

	As of or for the Year Ended December 31,
	2002	2001	2000	1999	1998
		(As Restated)/(1)	(As Restated)/(1)	(As Restated)/(2)	(As Restated)/(2)
Statement of Operations Data:
Revenues:
Software licenses	$88,629	$196,383	$216,222	$228,807	$235,219
Contract	527,755	304,531	116,877	4,140	—
Services	147,274	222,485	219,915	149,099	92,863
Maintenance	144,718	151,943	119,526	70,037	43,115

Total revenues	908,376	875,342	672,540	452,083	371,197

Costs and expenses:
Cost of revenues:
Software licenses	2,976	27,257	18,947	12,493	10,089
Contract	157,820	76,374	42,482	133,810	—
Amortization of acquired technology	15,156	43,861	24,857	—	—
Services and maintenance	131,884	247,305	218,464	2,802	79,198
Sales and marketing	198,825	404,832	379,663	194,324	128,777
Research and development	173,064	288,880	218,544	132,293	93,413
General and administrative	65,446	108,512	90,111	53,149	38,360
Amortization of intangibles	11,223	3,084,991	1,713,533	3,285	—
Write-off of in-process research and development	—	12,700	94,574	5,100	7,618
Impairment of intangibles and goodwill	37,660	4,363,803	—	—	—
Restructuring charges and adjustments	111,928	113,294	—	—	—

Total costs and expenses	905,982	8,771,809	2,801,175	537,256	357,455

Operating income (loss)	2,394	(7,896,467)	(2,128,635)	(85,173)	13,742
Non-operating expense, net:
Interest income	13,926	35,948	43,533	9,679	7091
Interest expense	(23,839)	(21,997)	(18,467)	(1,792)	—
Realized gains (losses) on investments, net	1,895	(68,640)	(1,578)	—	1,816
Foreign currency hedge and transaction losses, net	(2,203)	(2,817)	(3,194)	99	269
Litigation settlements	—	—	(47,912)	—	—
Other expense, net	(1,809)	(2,322)	(2,484)	(344)	(420)

Non-operating income (expense), net	(12,030)	(59,828)	(30,102)	7,642	8,756

Income (loss) before income taxes	(9,636)	(7,956,295)	(2,158,737)	(77,531)	22,498
Provision (benefit) for income taxes	889,296	(237,433)	(131,218)	(26,867)	12,111

Net income (loss)	$(898,932)	$(7,718,862)	$(2,027,519)	$(50,664)	$10,387

Earnings (loss) per common share:
Basic	$(2.10)	$(18.61)	$(5.59)	$(0.15)	$0.04
Diluted	$(2.10)	$(18.61)	$(5.59)	$(0.15)	$0.03
Weighted-average common shares outstanding:
Basic	428,746	414,860	362,723	335,678	287,176
Diluted	428,746	414,860	362,723	335,678	314,120
Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term and long-term investments	$457,245	$753,747	$884,696	$579,391	$155,998
Working capital	$(68,192)	$145,144	$436,983	$505,849	$182,950
Total assets	$633,223	$2,026,370	$9,285,367	$901,553	$350,759
Total long-term debt	$350,000	$410,930	$350,000	$350,000	$0
Total stockholders’ equity (deficit)	$(302,025)	$581,843	$8,125,265	$266,779	$235,717

(1)	The 2001 and 2000 consolidated financial statements have been restated for certain revenue and expense items. (See Note 2 — Restatement in the accompanying Notes to Consolidated Financial Statements).
(2)	The 1999 consolidated financial statements have been restated for certain revenue and expense items as discussed above in “Business — Recent Events.” The 1998 consolidated financial statements have been restated for an income tax adjustment relating to a 1999 business combination accounted for as a pooling of interests.

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2002, 2001 and 2000. Amounts shown are in thousands, except per share data (see Note 2 — Restatement in the accompanying Notes to Consolidated Financial Statements).

	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues:
Software licenses	$58,615	$26,464	$26,105	$18,907	$30,376	$21,451	$21,807
Contract	—	94,914	—	71,846	—	286,694	74,301
Services	60,853	42,875	47,330	34,147	43,348	33,059	37,193
Maintenance	48,946	38,277	46,163	37,590	40,895	33,263	35,588

Total revenues	168,414	202,530	119,598	162,490	114,619	374,467	168,889
Costs and expenses:
Cost of revenues:
Software licenses	16,257	4,330	1,327	(2,625)	3,093	(516)	1,787
Contract	—	35,599	—	32,321	—	65,271	24,629
Amortization of acquired technology	7,722	6,631	6,501	5,411	4,061	2,970	144
Services and maintenance	59,978	38,345	59,224	29,644	54,499	31,011	32,884
Sales and marketing	62,897	62,873	62,664	63,341	40,129	40,769	31,842
Research and development	56,005	54,917	50,542	49,152	47,752	45,680	23,315
General and administrative	20,343	18,054	19,755	20,455	16,431	16,256	10,681
Amortization of intangibles	3,232	3,616	3,232	3,616	3,186	3,569	422
Impairment of Intangibles	—	—	—	—	46,233	37,660	—
Restructuring charges and adjustments	(257)	130	(2,114)	(61)	89,390	88,774	23,085

Total costs and expenses	226,177	224,495	201,131	201,254	304,774	331,444	148,789
Operating income (loss)	(57,763)	(21,965)	(81,533)	(38,764)	(190,155)	43,023	20,100
Other income (expense), net	3,452	3,447	(4,447)	(4,452)	(6,830)	(6,832)	(4,193)

Income (loss) before income taxes	(54,311)	(18,518)	(85,980)	(43,216)	(196,985)	36,191	15,907
Provision (benefit) for income taxes	(19,552)	(6,274)	671,433	893,358	2,125	2,125	87

Net income (loss)	$(34,759)	$(12,244)	$(757,413)	$(936,574)	$(199,110)	$34,066	$15,820

Earnings (Loss) per common share:
Basic	$(0.08)	$(0.03)	$(1.77)	$(2.18)	$(0.46)	$0.08	$0.04

Diluted	$(0.08)	$(0.03)	$(1.77)	$(2.18)	$(0.46)	$0.07	$0.03

Weighted-average common shares:
Basic	424,916	424,916	428,746	428,746	431,141	431,141	432,374
Diluted	424,916	424,916	428,746	428,746	431,141	470,622	472,843

	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues:
Software licenses	$211,132	$66,181	$105,826	$54,153	$67,997	$36,907	$72,719	$39,142
Contract	—	31,202	—	109,216	—	93,730	—	70,383
Services	100,887	60,239	91,210	55,887	82,105	55,129	74,064	51,230
Maintenance	52,203	35,255	52,183	38,738	50,953	38,657	51,660	39,293

Total revenues	364,222	192,877	249,219	257,994	201,055	224,423	198,443	200,048
Costs and expenses:
Cost of revenues:
Software licenses	21,811	8,102	18,416	10,115	11,693	5,023	14,652	4,017
Contract	—	8,070	—	19,755	—	27,911	—	20,638
Amortization of acquired technology	12,258	11,254	12,909	11,900	13,757	12,676	9,122	8,031
Services and maintenance	90,749	73,179	92,909	67,198	75,337	54,445	66,663	52,483
Sales and marketing	140,629	126,806	145,977	114,584	106,540	95,669	72,715	67,773
Research and development	75,236	74,691	71,371	70,623	69,675	69,126	74,137	74,440
General and administrative	29,699	29,517	27,958	27,619	26,087	25,884	24,248	25,492
Amortization of intangibles	756,700	754,293	762,608	759,767	763,630	759,999	509,855	810,932
Write-off of acquired in-process research and development	4,700	4,700	—	—	8,000	8,000	—	—
Impairment of Intangibles and Goodwill	—	—	—	—	4,740,519	4,363,803	—	—
Restructuring charges and adjustments	—	—	33,000	31,509	22,465	23,546	61,076	58,239

Total costs and expenses	1,131,782	1,090,612	1,165,148	1,113,070	5,837,703	5,446,082	832,468	1,122,045
Operating income (loss)	(767,560)	(897,735)	(915,929)	(855,076)	(5,636,648)	(5,221,659)	(634,025)	(921,997)
Other income (expense), net	(13,537)	(13,545)	(2,270)	(2,275)	(43,706)	(43,311)	(565)	(697)

Income (loss) before income taxes	(781,097)	(911,280)	(918,199)	(857,351)	(5,680,354)	(5,264,970)	(634,590)	(922,694)
Provision (benefit) for income taxes	(6,946)	(79,346)	(57,325)	(36,951)	(154,025)	(73,653)	(44,696)	(47,483)

Net income (loss)	$(774,151)	$(831,934)	$(860,874)	$(820,400)	$(5,526,329)	$(5,191,317)	$(589,894)	$(875,211)

Earnings (loss) per share:
Basic and diluted	$(1.90)	$(2.04)	$(2.08)	$(1.99)	$(13.25)	$(12.45)	$(1.40)	$(2.02)

Weighted-average common shares:
Basic and diluted	408,074	408,074	412,937	412,937	417,126	417,126	422,407	432,374

	March 31, 2000		June 30, 2000		September 30, 2000		December 31, 2000
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues:
Software licenses	$113,584	$35,907	$150,245	$29,853	$201,623	$78,587	$243,725	$71,875
Contract Revenue	—	5,833	—	20,875	—	16,343	—	73,826
Services	51,458	40,407	66,935	49,018	82,909	64,908	92,878	65,582
Maintenance	25,826	24,588	31,894	27,777	40,802	33,229	47,617	33,932

Total revenues	190,868	106,735	249,074	127,523	325,334	193,067	384,220	245,215
Costs and expenses:
Cost of revenues:
Software licenses	5,366	3,387	10,052	1,992	18,961	7,723	18,951	5,845
Contract	—	2,710	—	9,646	—	12,003	—	18,123
Amortization of acquired technology	—	—	5,335	3,528	11,368	9,987	12,351	11,342
Services and maintenance	45,660	41,248	54,664	47,022	61,189	63,256	95,849	66,938
Sales and marketing	66,210	65,442	85,648	85,866	110,852	108,405	127,401	119,951
Research and development	39,846	39,366	51,432	51,266	60,967	60,945	65,693	66,966
General and administrative	16,607	17,626	20,909	22,163	22,947	24,448	26,425	25,871
Amortization of intangibles	—	390	203,612	204,270	760,739	755,195	760,200	753,678
Write-off of acquired in-process research and development	557	2,800	98,763	89,400	2,796	2,374	258	—

Total costs and expenses	174,246	172,969	530,415	515,153	1,049,819	1,044,336	1,107,128	1,068,714
Operating income (loss)	16,622	(66,234)	(281,341)	(387,630)	(724,485)	(851,269)	(722,908)	(823,499)
Other income (expense), net	2,499	(23,400)	4,213	4,198	(15,196)	(15,198)	4,299	4,295

Income (loss) before income taxes	19,121	(89,634)	(277,128)	(383,432)	(739,681)	(866,467)	(718,609)	(819,204)
Provision (benefit) for income taxes	7,380	7,380	3,688	3,687	4,408	4,408	20,240	(146,693)

Net income (loss)	$11,741	$(97,014)	$(280,816)	$(387,119)	$(744,089)	$(870,875)	$(738,849)	$(672,511)

Earnings (loss) per share:
Basic	$0.04	$(0.31)	$(0.83)	$(1.14)	$(1.88)	$(2.20)	$(1.71)	$(1.56)

Diluted	$0.03	$(0.31)	$(0.83)	$(1.14)	$(1.88)	$(2.20)	$(1.71)	$(1.56)

Weighted-average common shares:
Basic	313,000	313,000	338,230	338,230	395,080	395,080	432,374	432,374
Diluted	366,050	313,000	338,230	338,230	395,080	395,080	432,374	432,374

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing negative cash flow and we may not achieve or maintain profitability or a return to positive cash flow.

•	We have been named as a defendant in a number of class action and shareholder derivative lawsuits and the SEC has issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the restatement of our financial results. If any of these lawsuits or the SEC investigation is decided adversely to us, the outcome could have a material adverse effect on our relationships with customers, financial condition or results of operations.

•	Our future financial results are difficult to predict and may vary significantly from quarter to quarter.

•	Lack of improvement in information technology spending, especially in the high technology sector and other markets we serve, and general economic conditions could further negatively impact our revenues.

•	We may fail to achieve the desired results of our restructuring activities and other strategic initiatives.

•	We anticipate seasonal and other fluctuations in revenues, which may cause volatility in our stock price.

•	We may not remain competitive.

•	Further loss of key employees, including customer-facing employees, may negatively affect our operating results and revenues.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

References in this report to the terms “optimal” and “optimization” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to spend, production, revenue and profit, fulfillment and logistics performance. Our application software is often bundled with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Application of Critical Accounting Policies And Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.

While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements.

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts; deferred taxes; goodwill; intangible assets and other long-lived assets; loss contingencies; and restructuring charges are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 — Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

Revenue Recognition:    We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.”

Software License Revenue.    Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the company and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within the company’s normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the company expects that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, the company defers the revenue and recognizes the revenue upon receipt of cash.

Revenue for license arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method. Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered element(s), all revenue associated with the arrangement is deferred until all element(s) have been delivered or the fair value of undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established as a result of our consistent maintenance renewal rates and consultant billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. License fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the term of the content database license and are classified as license revenue.

Contract Revenue.    When it is necessary for us to perform services that are essential to the functionality of our product so that the software performs in accordance with customer requirements, we recognize revenue in accordance with SOP 81-1. We recognize such revenue using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion. The completed contract method, which could also include software, license and maintenance, is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. Services revenue also includes reimbursements received from customers for out-of-pocket expenses incurred in connection with providing services. In 2002, we adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” For comparison purposes, service revenues and costs for 2001 and 2000 in this report have been reclassified to include our expenses that are reimbursed by our customers.

Maintenance Revenue.    A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Concurrent Transactions.    We occasionally enter into transactions which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by Emerging Issues Task Force (EITF) 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is based on the net book value of the asset relinquished.

Warranty.    We generally warrant our products will function substantially in accordance with documentation provided to customers and provide standard indemnification to the licensee. We accrue for warranty claims on a case-by-case basis; however, due to the unique nature of each claim and lack of a settlement history, estimating the necessary accrual involves an element of uncertainty and future events may cause significant fluctuations.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. In estimating the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of our future provisions for bad debts. See Note 5 — Allowance for Doubtful Accounts in the accompanying Notes to Consolidated Financial Statements.

Deferred Taxes.    Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. Because we did not believe we would earn sufficient taxable income to utilize our deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. Since then, we have adjusted our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income during the remaining useful lives of the underlying deferred tax assets. See Note 14 — Income Taxes in the accompanying Notes to Consolidated Financial Statements.

Goodwill.    On January 1, 2002, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no goodwill impairment was recorded in conjunction with the adoption of the new accounting standard, we previously recorded an impairment charge of approximately $4.2 billion of goodwill in the third quarter of 2001 prior to the adoption of SFAS No. 142. Under our new policy, we will test for impairment once annually, or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

As stated above, we currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume that the minimum fair value of our single reporting unit is our market capitalization, which is the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. However, the market capitalization of a reporting unit with publicly traded equity securities may be less than the fair value of the reporting unit as a whole because of control premiums and other factors.

We currently have a negative book value, which results in no impairment using the aforementioned approach. Should our book value increase through the generation of earnings or other means or if new accounting guidance is issued related to testing goodwill for impairment in situations where negative book value exists, this could result in a future charge for impairment of goodwill.

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets, such as installed customer base and content databases, with finite useful lives are amortized on a straight-line basis over periods of 18 to 36 months. Beginning in 2002, intangibles with definite lives are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations.

During the third quarter of 2002, we performed an assessment of the carrying values of our intangible assets and goodwill recorded in connection with various acquisitions. This assessment was performed due to indications that the carrying amounts of these assets may not be recoverable. These indications were a result of the continued decrease in revenues generated from these assets for the first three quarters in 2002 and based on forecasts of revenues to be generated in future periods. As a result of this assessment, we recorded an impairment charge of $37.7 million.

During 2001, we performed an assessment of the carrying values of our intangible assets due to significant negative trends impacting our operations and expected future growth rates as well as a decline in our stock price and the market valuations of companies within our industry. At the time, the net book value of our assets significantly exceeded our market capitalization. As a result of this assessment, we recorded an impairment charge of $164.3 million. See Note 7 — Intangible Assets, Goodwill, Impairment Charges and Debt Issuance Costs in the accompanying Notes to Consolidated Financial Statements.

Loss Contingencies.    There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, warranty and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

Restructuring Charges.    We recognize restructuring charges consistent with applicable accounting standards. We reduce charges for obligations on leased properties with estimated sublease income. Furthermore, we analyze current market conditions, including current lease rates in the respective geographic regions, vacancy rates and costs associated with subleasing, when evaluating the reasonableness of future sublease income. The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Significant subjective judgment and estimates must be made and used in calculating future sublease income. While the current accrual represents our best estimate of our expected costs to exit these obligations, variances between our expected and actual sublease income may result in significant restructuring charge adjustments in future periods.

The following discussion and analysis gives effect to the restatement described above in “Business — Recent Events” and in Note 2 — Restatement in the accompanying Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously-filed annual and quarterly reports.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2001	2000
Revenues:
Software licenses	9.8%	22.4%	32.1%
Contract	58.1%	34.8%	17.4%
Services	16.2%	25.4%	32.7%
Maintenance	15.9%	17.4%	17.8%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues:
Software licenses	0.3%	3.1%	2.8%
Contract	17.4%	8.7%	6.3%
Amortization of acquired technology	1.7%	5.0%	3.7%
Services and maintenance	14.5%	28.3%	32.5%
Sales and marketing	21.9%	46.2%	56.4%
Research and development	19.1%	33.0%	32.5%
General and administrative	7.2%	12.4%	13.4%
Amortization of intangibles	1.2%	352.4%	254.8%
In-process research and development and acquisition-related expenses	—	1.5%	14.1%
Impairment of intangibles and goodwill	4.1%	498.5%	—
Restructuring charges and adjustments	12.3%	12.9%	—

Total costs and expenses	99.7%	1,002.1%	416.5%

Operating income (loss)	0.3%	(902.1)%	(316.5)%
Non-operating expense, net	(1.3)%	(6.8)%	(4.5)%

Income (loss) before income taxes	(1.0)%	(908.9)%	(321.0)%
Provision (benefit) for income taxes	97.9%	(27.1)%	(19.5)%

Net loss	(98.9)%	(881.8)%	(301.5)%

Revenues

Revenues consist of software license revenues, contract revenues, service revenues and maintenance revenues, and are recognized in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.” Total revenues increased $33.0 million, or 4%, in 2002 compared to 2001 and increased $202.8 million, or 30%, in 2001 compared to 2000. We derived substantially all of our revenues from licenses associated with our software products and content databases and related services and maintenance. Details of our revenues are presented below.

Software Licenses.    Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenues totalled $88.6 million, $196.4 million and $216.2 million, or 10%, 22% and 32% of total revenues, in 2002, 2001 and 2000, respectively. Software license revenue decreased $107.8 million, or 55%, in 2002 compared to 2001 and decreased $19.8 million, or 9%, in 2001 compared to 2000.

Revenue from software product sales totalled $45.2 million, $142.8 million and $197.2 million, or 51%, 73% and 91% of our total software license revenue, in 2002, 2001 and 2000, respectively. The decrease in revenue from software product sales during the comparable periods was the result of a decline in sales arising from a weaker macroeconomic environment, softening demand for enterprise application software, sales and other deal execution problems, reduction in sales and marketing capacity and increased competition, among other factors. Poor economic conditions, among other factors, have caused a significant decrease in technology and capital spending, and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly impacted by the poor economic conditions. We have also experienced customer dissatisfaction that has negatively altered our reputation in the market and contributed to the decline in our revenue from software product sales. Based on our recent financial performance and the other matters referred to in “Business — Recent Events,” our customers and prospects have also voiced concerns about our continued financial viability that have contributed to our revenue decline. Further, the delay or cancellation of software implementations by customers may have contributed to the decline in license sales. Despite our efforts to generate demand and develop growth in other areas, our success has been limited and there can be no assurance that our business will stabilize or that we will be able to effectively develop future revenue growth from software product sales.

Revenue from content subscriptions and other revenue classified as software license revenue totalled $43.4 million, $53.6 million and $19.0 million, or 49%, 27% and 9% of our total software license revenue in 2002, 2001 and 2000, respectively. The decline in revenue of $10.2 million from content subscriptions and other revenue classified as software license revenue during 2002 compared to 2001 is primarily attributable to increased competition in the market, which has resulted in downward price pressure, to a decline in content subscription renewals and to a decline in the market growth of content and content services. The increase of $34.6 million in revenue from content subscriptions and other revenue classified as software license revenue during 2001 compared to 2000 is primarily due to (i) our acquisition of Trade Services Corporation at the end of the first quarter of 2001 and (ii) the fact that 2001 reflects a complete year of revenue associated with our acquisitions of Aspect and SupplyBase that occurred near the end of the second quarter of 2000.

Our account teams, led by sales representatives and consulting managers, are responsible for most of our software license and contract revenue. Although we believe direct sales will continue to account for most of our software license and contract revenue for the foreseeable future, we plan to continue developing indirect sales through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. We have had limited past success with indirect channels and there can be no assurance that our efforts to further expand indirect sales of our software products and content subscriptions will be successful or will continue in the future.

Contract.    Contract revenue consists of fees generated from development services projects (which includes the related license, services and maintenance fees) as well as license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1. See “Business — Recent Events.” Contract revenue totalled $527.8 million, $304.5 million and $116.9 million, or 58%, 35% and 17% of total revenues, in 2002, 2001 and 2000, respectively. Contract revenue increased $223.2 million, or 73%, in 2002 compared to 2001 and increased $187.7 million, or 161%, in 2001 compared to 2000. The increase in contract revenue in later periods is a result of the recognition of deferred revenue with respect to contracts entered into in prior periods. Additionally, with respect to 2002, and in particular the third quarter, there were releases of new product versions which resulted in the recognition of revenue for contracts being accounted for on a completed contract basis. In the future, we expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has substantially decreased.

License, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 totalled $514.6 million, $300.9 million and $116.9 million, or 98%, 98% and 100% of our total contract revenue in 2002, 2001 and 2000, respectively.

Revenue from development services projects totalled $13.2 million and $3.6 million, or 2% and 2% of total contract revenue in 2002 and 2001, respectively. The increase in revenue from development services is a result of an increase in demand for customization of our software. We expect the revenue from development services to continue to increase. There was no revenue from development services projects recognized in 2000.

Services.    Services revenue consists of fees generated by providing services to customers, including consulting, training and other services. Services revenue totalled $147.3 million, $222.5 million and $219.9 million, or 16%, 25% and 33% of total revenues, in 2002, 2001 and 2000, respectively. Services revenue decreased $75.2 million, or 34%, in 2002 compared to 2001 and increased $2.6 million, or 1%, in 2001 compared to 2000. The decrease in services revenue during 2002 was primarily due to the lower volume of license sales we experienced in the latter part of 2001 and into 2002, which resulted in decreased demand for consulting and implementation services. Services revenue in 2001 remained at the prior year’s level primarily due to the high volume of license sales we experienced in the latter part of 2000 and early 2001, which resulted in increased demand for consulting and implementation services.

We are also seeing downward trends in consulting rates due in part to pressure from offshore competition and the reduced consulting budgets of customers. The market for information technology consulting services is challenging and we are affected by these market conditions. There can be no assurance that the demand for consulting and implementation services or the rates that we can charge for our services will improve, or even remain at current levels. We expect services revenue to continue to decline unless and until we experience a sustained increase in license sales. We also expect services revenue to continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

•	license transactions closed during the current and preceding periods;

•	customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms;

•	the number of our internal service providers and consultants actively engaged on billable projects; and

•	timing of milestone acceptance for engagements contractually requiring customer sign-off.

Maintenance.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue totalled $144.7 million, $151.9 million and $119.5 million, or 16%, 17% and 18% of total revenues, in 2002, 2001 and 2000, respectively. Maintenance revenue decreased $7.2 million, or 5%, in 2002 compared to 2001 and increased $32.4 million, or 27%, in 2001 compared to 2000. The decrease in maintenance revenue in 2002 resulted from a decline in both the number and dollar amount of maintenance renewals mainly because of cost cutting efforts by our customers, less favorable renewal terms, deferred or cancelled implementations by customers and the fact that certain customers to whom we previously sold software are no longer operating or solvent. The increase in maintenance revenue in 2001 was the result of the growth of our customer base and increased maintenance renewals. There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect this trend of declining maintenance revenues to continue unless and until we experience a sustained increase in license sales.

International Revenue.    Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenue totalled $202.1 million, or 22% of total revenue, in 2002; $383.9 million, or 44% of total revenue, in 2001; and $365.8 million, or 54% of total revenue, in 2000. The decrease in international revenue during 2002 was the result of a decline in sales arising from declining demand for enterprise application software, a weaker macroeconomic environment, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

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

Cost of software licenses totalled $3.0 million, $27.3 million and $18.9 million in 2002, 2001 and 2000, respectively. Cost of software licenses as a percentage of related revenue was 3% in 2002, 14% in 2001 and 9% in 2000. Cost of software licenses decreased $24.3 million, or 89%, in 2002 compared to 2001. The decrease in the dollar amount of the cost of software licenses in 2002 was primarily due to the decline in software license sales, which resulted in decreases in commissions paid to affiliates for sales assistance and decreases in the amount of royalty fees associated with third-party software.

Cost of software licenses increased $8.3 million, or 44%, in 2001 compared to 2000. The increase in the cost of software licenses in 2001 was primarily due to increases in the amount of royalty fees associated with third-party software included with our products. The increase was also due in part to increased provisions to our reserve for estimated costs to service warranty claims. The increase in the cost of software licenses as a percentage of software license revenue in 2001 primarily resulted because of certain fixed royalty fees that were not dependent upon sales volume.

Cost of Contract.    Cost of contract includes costs associated with personnel performing services for customers as well as costs associated with license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1. Cost of contract totalled $157.8 million, $76.4 million and $42.5 million for 2002, 2001 and 2000, respectively. Cost of contract as a percentage of related revenue was 30% in 2002, 25% in 2001 and 36% in 2000. Cost of contract increased $81.4 million, or 107%, in 2002 compared to 2001. Cost of contract increased $33.9 million or 80% from December 31, 2001 to December 31, 2000. Because contract expenses are recorded when the corresponding revenue is recognized, the increase in cost of contract expenses over the comparable periods is a result of the corresponding increase in contract revenue over the same periods.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology totalled $15.2 million in 2002, $43.9 million in 2001 and $24.9 million in 2000. Amortization of acquired technology decreased during 2002 primarily due to a $21.3 million write-down of certain impaired developed technology intangible assets in the third quarter of 2001. In the third quarter of 2002, we also recognized an additional $18.4 million write-down of developed technology intangible assets that were determined to be further impaired as the result of an assessment that was performed due to indications the carrying amounts of these assets may not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the intangible assets. This write down in the third quarter of 2002 impacted the amount of amortization expense in the fourth quarter of 2002 and will further reduce amortization of acquired technology in future periods. These write-downs are components of our $37.7 million and $164.3 million impairment charges reported in the accompanying Consolidated Statements of Operations for 2002 and 2001. See Note 7 — Intangible Assets, Goodwill, Impairment Charges and Debt Issuance Cost, in the accompanying Notes to Consolidated Financial Statements for additional information on the impairment charges and future amortization expense.

The increase in amortization of acquired technology during 2001 compared to 2000 was due to the fact that we had no capitalized acquired technology prior to our acquisitions of Aspect and SupplyBase during the second quarter of 2000. Additionally, 2001 included the added impact of the amortization of technology acquired in our acquisitions of TSC and RightWorks.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. Cost of services and maintenance totalled $131.9 million, $247.3 million and $218.5 million in 2002, 2001 and 2000, respectively. Cost of services and maintenance as a percentage of related revenues was 45% in 2002, 66% in 2001 and 64% in 2000. The total cost of services and maintenance decreased $115.4 million, or 47%, in 2002 compared to 2001 and increased $28.8 million, or 13%, in 2001 compared to 2000. The decrease was primarily due to a decrease in the average number of consultants, product support staff and training staff, as a result of restructuring activities in these areas. Services and maintenance personnel decreased 32% from December 31, 2001 to December 31, 2002.

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense totalled $198.8 million, $404.8 million and $379.7 million in 2002, 2001 and 2000, respectively. Sales and marketing expense as a percentage of total revenues were 22% in 2002 compared to 46% in 2001 and 56% in 2000.

Sales and marketing expense decreased $206.0 million, or 51%, during 2002 compared to 2001. The decrease was primarily due to the following, among other things:

•	Decreases in the average number of sales and marketing personnel and direct sales representatives over the comparable periods. Sales and marketing personnel decreased 65% and direct sales representatives decreased 56% from December 31, 2001 to December 31, 2002, which was a function of restructuring activities within these areas. Costs related to such individuals are allocated to cost of services and maintenance.

•	Decreases in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales. Sales commissions and other costs associated with our sales process, including travel and entertainment expenses, decreased 61% during 2002 compared to 2001.

•	Decreases in expense related to marketing and promotional activities. Marketing expense decreased 48% during 2002 compared to 2001, due to the decrease in budgetary funds allotted for marketing programs as a result of our cost-saving initiatives.

•	Decreases in bad debt expense. Bad debt expense decreased 236% during 2002 compared to 2001. The decrease in bad debt expense is primarily attributable to collections of amounts previously reserved, strong collection efforts and reduced sales to dot-com and other start-up businesses.

Sales and marketing expense increased $25.2 million, or 7%, in 2001 compared to 2000. The increase was due to the following, among other things:

•	An increase in the average number of direct sales representatives over the comparable periods.

•	Increased marketing and promotional activities due to the expansion of our suite of value chain management software solutions and our expansion into new international markets.

•	An increase in bad debt expense. During the second quarter of 2001, we incurred approximately $6 million of bad debt expense related to dot-com and public marketplace customers.

Research and Development Expense.    Research and development expense consists of costs related to continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. We anticipate that we will continue to devote substantial resources to product development.

Research and development expenses totalled $173.1 million, $288.9 million and $218.5 million in 2002, 2001 and 2000, respectively. Research and development expenses as a percentage of total revenues were 19% in 2002, 33% in 2001 and 33% in 2000. The decrease in research and development expenses as a percentage of revenues in 2002 compared to 2001 resulted from restructuring activities. Even though research and development expenses increased in 2001 over 2000 due to the increased average number of research and development personnel, as a percentage of revenue, research and development expenses remained flat as a result of increased total revenues.

Research and development expenses decreased $115.8 million, or 40%, in 2002 compared to 2001. The decrease was primarily due to a decrease in the cost structure of our development organization. Overall research and development personnel decreased 29% from December 31, 2001 to December 31, 2002. In addition, during the fourth quarter of 2001 we began an initiative to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to research and development activities. As of December 31, 2002, approximately 62% of our research and development employees were located in India.

Research and development expenses increased $70.3 million, or 32%, in 2001 compared to 2000. The increase was due to an increase in the average number of research and development personnel over the comparable periods. Additionally, the research and development expenses for 2000 only included the effect of approximately 600 research and development personnel added with the acquisition of Aspect from the acquisition date of June 9, 2000.

General and Administrative Expenses.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense totalled $65.4 million, $108.5 million and $90.1 million in 2002, 2001 and 2000, respectively. General and administrative expense as a percentage of total revenues were 7% in 2002, 12% in 2001 and 13% in 2000. The decrease in general and administrative expense as a percentage of total revenues primarily resulted from our restructuring activities.

General and administrative expense decreased $43.1 million, or 40%, in 2002 compared to 2001. The decrease in the dollar amount of general and administrative expense was primarily due to a decrease in the average number of personnel as a result of our restructuring activities. General and administrative personnel decreased 50% from December 31, 2001 to December 31, 2002.

General and administrative expense increased $18.4 million, or 20%, in 2001 compared to 2000. The increase in general and administrative expense was primarily due to an increase in expense related to the payroll and employee benefit costs of general and administrative personnel.

Over the near term and perhaps for much longer, we expect to incur significant fees and expenses relating to the investigation currently being conducted by the SEC and our ongoing litigation, including litigation relating to the restatement of our consolidated financial statements.

Amortization of Intangibles and Impairment of Intangibles.    From time to time, we have sought to supplement our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Intangible assets are amortized over their estimated useful lives, while goodwill is only written down when it is deemed to be impaired. Details of our acquisitions are presented in Note 3 — Business Combinations in the accompanying Notes to Consolidated Financial Statements.

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions was $11.2 million, $3.1 billion, and $1.7 billion, or 1%, 352% and 255% of total revenues in 2002, 2001 and 2000, respectively. In accordance with SFAS No. 142 “Goodwill and Intangible Assets” adopted on January 1, 2002, the total for 2002 is comprised solely of amortization of intangible assets and does not include amortization of goodwill. The totals for 2001 and 2000 include $63.1 million and $45.5 million, respectively, of amortization of intangible assets, including content databases, installed customer base, relationships and intellectual property, and $2.9 billion and $1.7 billion of amortization of goodwill. The decrease in amortization expense during 2002 resulted from the significant impairment write-downs of certain intangible assets, including content databases, installed customer base, relationships and intellectual property, and goodwill during the third quarter of 2001. In the third quarter of 2001, the impairment was determined as a result of an assessment that was performed due to indications the carrying amounts of these assets may not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the intangible assets. The write-downs included $164.3 million of certain intangible assets (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”) and $4.2 billion of goodwill. Additionally, as a result of the impairments, the estimated useful lives of the goodwill recognized in connection with the acquisitions of Aspect and SupplyBase were revised from 36 months to 18 months and, as a result, the goodwill related to those acquisitions was fully amortized as of December 31, 2001. We also recognized an additional $19.3 million write-down of certain intangible assets, including content databases, installed customer base, relationships and intellectual property (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”), which were determined to be further impaired during the third quarter of 2002 which not only impacted the fourth quarter of 2002, but will further reduce amortization of intangibles in future periods. These write-downs are components of our $37.7 million and $4.4 billion impairment charges reported in the accompanying Consolidated Statements of Operations for 2002 and 2001. See Note 7 — Intangible Assets, Goodwill, Impairment Charges and Debt Issuance Cost, in the accompanying Notes to Consolidated Financial Statements for additional information on the impairment charges and future amortization expense.

Write-off of Acquired In-Process Research and Development.    Acquisitions may include the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. In such instances the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. Details of in-process research and development and acquisition-related expenses are presented in Note 3 — Business Combinations in the accompanying Notes to Consolidated Financial Statements.

Write-offs of acquired in-process research and development totalled $12.7 million in 2001 and $94.6 million in 2000. In 2001, the amount was related to in-process research and development projects acquired in the acquisitions of Rightworks and TSC. In 2000, the amount was primarily related to in-process research and development projects acquired in the acquisitions of SupplyBase, Aspect and IBM’s Makoro and Paper Mill Scheduler products.

RightWorks:    As of the acquisition date of August 22, 2001, RightWorks was conducting design, development, engineering and testing activities associated with the completion of the next release of the RightWorks eBusiness Application Suite. The applications under development at the valuation date represented technologies that were targeted to (i) enhance purchase order management capability; (ii) enhance negotiation capability; (iii) enhance multi-organization architecture; (iv) provide user interface; and (v) support additional technology stacks. We completed the development of the RightWorks products in accordance with our initial plans. The products were incorporated into and made generally available with our i2 Five.Two release in the fourth quarter of 2001.

In connection with our acquisition of RightWorks, $8.0 million, or 18.3%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, primarily the next release of the RightWorks eBusiness Application Suite, were approximately 70.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology.

TSC:    As of the acquisition date of March 23, 2001, TSC was conducting design, development, engineering and testing activities associated with the completion of its ec-Central and eTRA-SER development projects. These projects were intended to address issues surrounding web-based content management and web-enablement. The ec-Central project was terminated in June 2001 because a substitute technology was identified. A prototype design related to the eTRA-SER project was completed in December 2001, but additional design work was required prior to the product release. During the third quarter of 2002, we made the decision to significantly scale-back on a key component of the project. With this decision, the eTRA-SER program was essentially discontinued and there is currently no product release plan for eTRA-SER.

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

SupplyBase:    As of the acquisition date of June 9, 2000, SupplyBase was conducting design, development, engineering and testing activities associated with the completion of its SupplyBase.manager version 1.75/sb.exchange version 1.0 and SupplyBase.manager version 2.0. SupplyBase.manager version 1.75 included enhancements of application hosting and bidding environments. SupplyBase.manager version 2.0 included ERP integration, parallel workflow, value-added quote comparisons and additional market driven functionality. The products under development at the valuation date represented technologies that were expected to address emerging market demands for content management.

In connection with our acquisition of SupplyBase, $6.4 million, or 1.8%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including new generation and web-based content management products, ranged from 5.0% to 75.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 25.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology.

We completed SupplyBase.manager version 1.75 in accordance with our initial plans. Certain aspects of SupplyBase.manager version 2.0’s technology and functionality were integrated into the i2 SRM solutions that were acquired related to our acquisition of Aspect. The new i2 SRM product was released in the first quarter of 2001. Our new i2 SRM product release rendered SupplyBase.manager version 1.75, version 1.80 and the acquired in-process technology of SupplyBase.manager version 2.0 technologically obsolete and we ceased offering those products. Actual results were lower than forecasts with respect to revenues generated by the acquired in-process research and development due to our adopting a strategy to integrate this in-process research and development with other technologies. The lower results did not have a significant impact on our operating results or financial condition.

Aspect:    As of the acquisition date of June 9, 2000, Aspect was conducting design, development, engineering and testing activities associated with the completion of its eCSM (Component and Supplier Management) and eMarketplace Solutions programs. The eCSM Solutions included eSource, eDesign and eOperate. eSource was intended to be a knowledge management and decision support solution for commodity management, supplier management, contract management, collaboration and material rationalization. eMarket was a web-based technology for content management and web-enablement projects. The eCSM and eMarketplace Solutions under development at the valuation date represented technologies that were expected to address emerging market demands for content management.

In connection with our acquisition of Aspect, $83.0 million, or 0.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including software products, ranged from 54.0% to 59.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 20.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology.

We completed the original research and development projects in accordance with our initial plans. Additionally, subsequent versions of existing software have been expanded with several other projects and integrated into our overall product solutions. The majority of the projects were completed on schedule, with minor delays occurring due to changes in technological and market requirements for this type of software. Actual results have been higher than prior forecasts with respect to revenues generated by the acquired in-process research and development. Expenses incurred associated with the development and integration of the in-process research and development projects were consistent with our estimates at the time of acquisition.

IBM Makoro and Paper Mill Scheduler:    As of the acquisition date of March 27, 2000, IBM was conducting design, development, engineering and testing activities associated with the completion of its IBM Makoro and Paper Mill Scheduler products. These products under development at the valuation date represented technologies that were expected to address market demands for retailer and paper-mill scheduling and planning software.

We allocated $2.8 million, or 1.9%, of the purchase price to purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. The technologies under development at the valuation date were technologies that were related to retailer and paper-mill scheduling and planning software. These technologies ranged from 73.0% to 85.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 19.0% was used to value the in-process research and development.

We completed the original research and development project related to Makoro in accordance with our initial plans. Additionally, the Paper Mill Scheduler product was integrated into existing technology of our internally developed products. Actual results have been lower than forecasts with respect to revenues generated by the acquired in-process research and development. The lower results did not have a significant impact on our operating results or financial condition. We believe that expenses incurred associated with the development and integration of the in-process research and development projects are consistent with our estimates at the time of acquisition.

Restructuring Charges

During the second through the fourth quarters of 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001 and our poor operating results. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. A restructuring charge of approximately $113.3 million was recorded in 2001 and primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring occurred during 2001 with the remaining actions, including closing and consolidating identified offices, completed during 2002.

In July 2002, we initiated another global restructuring plan to further reduce our operating expenses. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. The restructuring plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. A restructuring charge of approximately $111.9 million was recorded in 2002 and primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring plan occurred during 2002; we expect that the remaining actions, such as additional office closures or consolidations and asset disposals, will be completed within one year from the date the charges were recorded.

Our workforce reductions have impacted employees in all functions and, as with any restructuring, this poses risks to our ongoing business. The workforce reductions have impacted customer-facing employees directly responsible for sales and services, which may adversely affect our ability to close transactions with our customers and prospects. Additionally, our ability to retain and effectively manage our remaining employees may be constrained, which could potentially impact our development efforts and the quality of our products and customer service.

Additional details of the restructuring charges and remaining accruals are presented in Note 12 — Restructuring Charges and Adjustments in the accompanying Notes to Consolidated Financial Statements.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Year Ended December 31,
	2002	2001	2000
Interest income	13,926	35,948	43,533
Interest expense	(23,839)	(21,997)	(18,467)
Realized gains (losses) on investments, net	1,895	(68,640)	(1,578)
Foreign currency hedge and transaction losses, net	(2,203)	(2,817)	(3,194)
Litigation settlements	—	—	(47,912)
Other expense, net	(1,809)	(2,322)	(2,484)

Total non-operating expense, net	$(12,030)	$(59,828)	$(30,102)

The decline in interest income over the comparable periods is primarily the result of lower market interest rates and lower average balances of invested funds. The increase in interest expense over the comparable periods resulted from the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC in the first quarter of 2001. Net realized losses on investments during 2001 included the write-down of the carrying basis of most of our equity investments as a result of significant, other than temporary declines in the fair value and expected realizable amounts of these investments. The non-cash settlement charge in 2000 resulted from (i) the settlement of a lawsuit filed by a former employee related to his right to exercise vested stock options in 1996, prior to the initial public offering of our stock, and (ii) the entry into a patent cross-license agreement between us and IBM (which included a related release and covenant not to sue) as described above in “Business — Recent Events” and Note 3 — Business Combinations in the accompanying Notes to Consolidated Financial Statements.

The market interest rates on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries in which we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments’ policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned “Sensitivity to Market Risks.”

Provision (Benefit) for Income Taxes

We recognized income tax expense of $889.3 million in 2002, income tax benefit of $237.4 million in 2001 and income tax benefit of $131.2 million in 2000, representing effective income tax rates of (9,228.9)% in 2002, 3.0% in 2001, and 6.1% in 2000.

Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. Since then, we have adjusted our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. Failure to achieve profitability may prevent us from utilizing these assets, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Prior to 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

The effective income tax rates during 2002 differed from the U.S. statutory rate primarily due to the increase in the valuation allowance. In 2001 and 2000, the effective income tax rates differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in process research and development and acquisition expenses. Other items affecting our effective tax rate during the periods presented include state taxes (net of federal tax benefits), non-deductible meals and entertainment, and research and development tax credits. Excluding the impact of these and other items from our net income before income taxes results in effective tax rates of 36.0% in 2002 and 2001 and 37.7% in 2000.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Since the second quarter of 2001 our cash position has been declining. Our working capital (deficiency) was $(68.2) million at December 31, 2002 compared to $145.1 million at December 31, 2001, a decrease of $213.3 million or 147%. The decrease in working capital was primarily the result of a $301.3 million decrease in cash and short-term investments, a $266.7 million decrease in deferred tax assets, a $58.6 million decrease in deferred expenses and a $43.0 million decrease in net accounts receivable; offset by a $390.9 million decrease in deferred revenue and a $120.6 million decrease in accounts payable, accrued liabilities and accrued compensation. The decreases in current liabilities were partly offset by the reclassification of our $60.9 million convertible promissory note to current liabilities as the current portion of long-term debt due in September 2003, which note was prepaid in the second quarter of 2003 for $59.2 million of cash.

Cash and cash equivalents were $402.2 million at December 31, 2002, a decrease of $135.9 million from December 31, 2001. The decrease was primarily the result of $311.6 million in cash used in operating activities offset by $173.6 million in cash provided by investing and financing activities. At December 31, 2002, $12.1 million of our cash equivalents were restricted and held as collateral for outstanding letters of credit. As of December 31, 2001, $8.8 million in debt securities were restricted and pledged as collateral for outstanding letters of credit.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. Short and long-term investments totalled $10.0 million and $33.0 million, respectively, at December 31, 2002 and $178.6 million and $28.2 million, respectively, at December 31, 2001. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $457.2 million at December 31, 2002 compared to $753.7 million at December 31, 2001. The total for 2001 included common stock and warrants of public companies totalling $23.2 million at December 31, 2001; such investments were not significant at December 31, 2002.

The most significant adjustments to reconcile net loss to net cash from operations during 2002 were deferred taxes of $871.4 million which was primarily due to a charge for a valuation allowance on deferred tax assets of $887.3 million, the net decrease in deferred revenues of $390.3 million, the net decrease in accounts payable, accrued liabilities and accrued compensation of $117.0 million, depreciation and amortization expense of $68.1 million, the decrease in deferred expenses of $58.7 million, the decrease in accounts receivable of $41.1 million, the impairment of intangible assets of $37.7 million, and the loss on assets disposed in restructuring of $24.4 million.

Significant sources of cash from investing activities during 2002 included proceeds from maturities of short-term investments of $280.1 million, proceeds from the sales of long-term investments and maturities of long-term debt securities of $91.2 million, and proceeds from the sale of real estate acquired in connection with our acquisition of TSC of $12.5 million. Offsetting these cash inflows were $110.1 million in purchases of long-term debt securities, $104.0 million in purchases of short-term investments and $8.8 million in purchases of premises and equipment.

We received $18.5 million in net cash from financing activities during 2002 from the proceeds of stock option exercises and stock issued under employee stock purchase plans.

Accounts receivable, net of allowance for doubtful accounts, decreased 48.5% during 2002. Days sales outstanding (DSO’s) in receivables decreased to 25 days as of December 31, 2002 from 41 days as of December 31, 2001. DSO’s decreased in part due to contractual terms requiring payment due upon execution or within six months of execution, strong collection efforts, increased levels of deferred revenues and change in our overall mix of revenue including a higher percentage of contract revenue and a lower percentage of software product sales. There can be no assurance that DSO performance will remain at this level.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2002, none of the notes have been converted to common stock, redeemed or otherwise retired.

The indenture governing our $350 million of convertible subordinated notes due in December 2006 requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due to be filed with the SEC, and the indenture contains a 60-day cure period for covenant non-compliance. In the event that we were unable to cure such non-compliance within the 60-day cure period, we would then be in default under the convertible subordinated notes. The cure period commences upon delivery of notice of non-compliance to us. To date, we have not received notice of non-compliance from the trustee or the debt holders. With the filing of this annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003 (and the delivery of such filings to the indenture trustee), we believe that we will cure our non-compliance with the reporting covenants in the indenture. While we have not yet filed our quarterly report on Form 10-Q for the quarter ended March 31, 2003, management believes that we will be able to file such report promptly after the filing of this annual report on Form 10-K. Additionally, management believes subsequent quarterly reports on Form 10-Q during the year ending December 31, 2003 will be filed (and copies delivered to the indenture trustee) within the timeframes required in the indenture.

During the third quarter of 2002, we renewed a $20.0 million letter of credit line. As of December 31, 2002, $9.4 million in letters of credit were outstanding under this line and $12.1 million in restricted cash was pledged as collateral. This letter of credit line was replaced during the second quarter of 2003 with a $15.0 million letter of credit line established with another lender. There are no financial covenants associated with this line of credit. See Note 17 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

In connection with our acquisition of TSC in the first quarter of 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. This note is included in current liabilities as current portion of long-term debt on the accompanying consolidated balance sheet as of December 31, 2002. This note was prepaid in the second quarter of 2003 for $59.2 million of cash. Additional details of this note and our prepayment are presented in Note 8 — Borrowings and Note 17 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

In the future, we may pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital depending on the nature, timing and amount of consideration to be paid. Additionally, any material acquisitions of complementary businesses, products or technologies, or joint venture arrangements, could require us to obtain additional equity or debt financing.

We expect that cash, cash equivalents and short-term investment balances will continue to decrease in the short term primarily due to cash outflows associated with operations, restructuring activities and debt service obligations. We believe that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. However, sustained weak demand for enterprise application software within the product and industry segments we target, and for our products, has had and will continue to have a negative impact upon our operating results, which, in turn, will continue to negatively impact our liquidity and capital resources. In addition, our $350 million of convertible debt bears interest at 5.25% per year, which is approximately $18.4 million per year, payable in semi-annual installments due in June and December. The average yield we currently realize on our cash, cash equivalents and investments is approximately 1.40%. Additionally, we may not be able to obtain additional equity or debt financing on satisfactory terms or at all. See “Business — Recent Events” and “— Debt and Real Estate Update.”

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totalled 22%, 44% and 54% of total revenues in 2002, 2001 and 2000. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. Prior to 2001, our strategy for managing foreign currency risk was limited to hedging certain significant accounts receivable that were denominated in a foreign currency and gains and losses realized from hedging activities were not significant. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 13 — Foreign Currency Risk Management in the accompanying Notes to Consolidated Financial Statements.

Interest Rate Risk.    Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank.

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of December 31, 2002, 88.4% of our debt securities and time deposits had remaining maturities of three months or less, while 2.7% had remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board decreased the discount rate by 475 basis points during 2001 and an additional 50 basis points in 2002, which has led to significant declines in short-term market interest rates. As of December 31, 2002, the weighted-average yield on debt securities we held was 1.64% compared to 3.85% for debt securities held as of December 31, 2001. The decrease in the weighted-average yield on these investments was a result of reinvesting maturing investments at lower market interest rates in 2002. Based on our investment holdings as of December 31, 2002, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $3.7 million.

Credit Risk.    Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly-rated corporations and municipalities as well as agencies of the U.S. government; however, a significant portion of these investments are in corporate debt securities, which carry a higher level of risk compared to municipal and U.S. government-backed securities. Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to hedge the risk associated with receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved.

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.2 million net after-tax unrealized loss on these investments during 2002 and a $12.1 million net after-tax unrealized gain on these investments during 2001. We also wrote-down, by $2.5 million in 2002 and $35.5 million in 2001, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during those years. The remaining carrying value of minority equity investments was not significant at December 31, 2002.

We have invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, we wrote off all of our investments in privately held companies and recognized total losses and write offs of $68.6 million in 2001.

Inflation

Inflation has not had a material impact on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

See Note 16 — New Accounting Standards in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Factors That May Affect Future Results

Any investment in our company will be subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, they could materially adversely affect our business, financial condition, liquidity or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment.

Risks Related to Recent Developments

We Face Risks Related To An SEC Investigation And Securities Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers, Business, Financial Condition And Results Of Operations.

The SEC has issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the restatement of our consolidated financial statements. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

In addition, we have been named a defendant in a number of class action and derivative lawsuits. The findings and outcome of the SEC investigation may affect the class action and derivative lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses and may also negatively impact our relationships with our customers. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

The Diversion of Our Management’s Time And Effort To Deal With Internal And External Investigations May Aversely Affect Our Business And Our Results Of Operations.

In addition to the challenges of the SEC investigation and the class action and derivative lawsuits described in this report, our management has spent considerable time and effort dealing with the internal investigation recently conducted by our Audit Committee involving our revenue recognition policies and financial reporting. We cannot assure you that the significant time and effort spent will not adversely affect our business, results of operations and financial condition.

If We Default On Our $350 Million Convertible Subordinated Note Facility And Are Unable To Cure Any Such Default Within The 60 Day Cure Period, The Acceleration Of The Convertible Notes Would Have A Material Adverse Effect On Our Business, Results Of Operations And Financial Condition.

On April 7, 2003, we announced that the indenture governing our $350 million of convertible subordinated notes due in December 2006 requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due to be filed with the SEC, and that the indenture contains a 60-day cure period for covenant non-compliance. The cure period commences upon delivery of notice of non-compliance to us. While we have not received notice of non-compliance from the trustee or the debt holders to date, we are currently delinquent in filing our quarterly report on Form 10-Q for the quarter ended March 31, 2003. In the event that the indenture trustee provides notice of covenant non-compliance subsequent to the filing of this annual report on Form 10-K and we are unable to file our quarterly report on Form 10-Q for the quarter ended March 31, 2003 prior to the expiration of the 60-day cure period, the convertible subordinated notes would be accelerated and we may be unable to repay the convertible subordinated notes. This would have a material adverse effect on our business, results of operations and financial condition.

Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business.

Over time, we have made significant changes in, and in connection with our restatement we have made and are making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

Risks Related To Our Business

We Have Experienced Substantial Negative Cash Flows And May Continue to Experience Such Negative Cash Flows, Which Would Have A Further Significant Adverse Effect On Our Business.

We experienced substantial negative cash flows from operations during 2002 and 2001 primarily due to sharp declines in our revenues combined with an operating cost structure that was designed to support revenue growth. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could substantially impair our liquidity and our ability to finance and support our operations, and eventually could threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. As a result, we may be required to seek private or public debt or equity investments on disadvantageous terms, which could have a dilutive effect on the holdings of existing stockholders. In addition, such continued negative cash flows and the related negative market perception have and may continue to negatively affect our ability to sell our products.

Our Restructuring Initiatives May Not Achieve Our Desired Results And, If Unsuccessful, Could Result In Additional Serious Harm To Our Business.

We implemented another restructuring plan during the third and fourth quarters of 2002. Our plan involved, among other things, reducing our workforce and facilities, continuing to increase the proportion of our development workforce in India and ceasing continued development of a number of products. These activities have been distracting and disruptive to us and continue to pose significant risks, including risks of ex-employees filing legal claims related to reductions in force, joining competitors, sharing our intellectual property and disparaging us. The workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees could increase our costs, hurt our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with the results of our product decisions or service, our business could be adversely impacted, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition. Additional restructuring activity may be required for us to achieve our profitability objectives.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations negatively affects the price of our common stock.

Global Economic And Geo-Political Conditions May Fail To Significantly Improve, Which Might Negatively Impact Us And The Price Of Our Stock.

The macroeconomic environment and capital spending on information technology have failed to significantly improve and the geo-political situation has remained unstable, resulting in continued uncertainty. The operating results of our business depend on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, continued soft demand for computer software and services caused by a weak economy, political uncertainty and budgetary constraints has resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more significantly impacted by the current weak economic environment, and the relatively large license transactions upon which we have historically relied. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business, if the general economy fails to significantly improve or the geo-political situation fails to stabilize, resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

If We Are Unable To Develop Acceptable Products And Generate Demand For Such Products, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services or we may fail to develop acceptable solutions to address new market conditions. In addition, the restatement of our consolidated financial statements and our ongoing legal proceedings could adversely impact customer demand. Any one of these events could have a material adverse effect on our business, results of operations and financial condition.

Historically, A Small Number Of Individual License Sales Have Been Significant In Each Quarterly Period. Our Operating Results For A Given Period Could Suffer Serious Harm If We Fail To Close One Or More Large Sales Expected For That Period Or If Our Efforts To Transition To More Of A Volume-Based Sales Model Do Not Compensate For Fewer Large Sales.

Historically, we have derived a significant portion of revenues in each quarter from a small number of relatively large license sales. As a result, our financial results may vary significantly from quarter to quarter. In an attempt to reduce our dependence on large license sales, we have attempted to transition to a sales model that places greater emphasis on the total volume of sales over the size of individual sales. However, this transition is not simple and there can be no assurance that this transition to a volume-based sales model will be successful.

Our Software Products Are Intended To Work Within Complex Business Processes. Accordingly, Implementation Of Our Products Can Be Difficult, Time-Consuming And Expensive, And Customers May Be Unable To Implement Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products. This May Result In Customer Dissatisfaction, Harm To Our Reputation And Cause Non-Payment Issues.

Our products typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our sales opportunities, result in customer dissatisfaction and harm to our reputation, or cause non-payment issues.

We Have Been And Continue To Be Subject To Certain Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability. These Claims And Perceptions, If Unresolved Or Not Addressed, Could Seriously Harm Our Business And Our Stock Price.

From time to time, customers make certain claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operational performance and the decline in our stock price has led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may affect the market perception of our company, our products and our services. Any such reputational damage couldhave a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

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

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. We understand that some competitors may even be offering enterprise application software at no charge as components of product bundles. Further, traditional enterprise resource planning vendors such as SAP have focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete. As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

The Loss Of Certain Of Our Key Personnel And Any Future Potential Losses Of Key Personnel Or Our Failure To Attract Additional Personnel Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructuring, among other reasons. Our future success depends on retaining our key employees and our continuing ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. We have employment agreements with relatively few of our key technical, sales and senior management personnel. As a result, our employees could resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address revenue and profit optimization, fulfillment optimization, production optimization, spend optimization, and logistics optimization. We expect license revenues and maintenance and consulting contracts related to these products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including weakness in the macroeconomic environment (particularly the high-tech sector), reductions in capital spending, and the changing composition of our customer base, which have led to a decline in our revenues. Other factors, such as competition and technological change as well as the restatement of our consolidated financial statements and our ongoing legal proceedings, could also adversely impact demand for, or market acceptance of, these applications.

Certain Of Our Customers Purchase Our Software, But Delay Or Terminate Its Implementation. If This Type Of Activity Becomes Significant, It Could Harm Our Ability To Sell To Existing Customers And Impact Our Maintenance and Services Revenues.

Certain of our existing customers delay or terminate implementations of our software due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy or priorities or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations and financial condition.

Our Software May Contain Errors Which Could Result In The Loss Of Customers And Reputation, Adverse Publicity, Loss Of Revenues, Delays In Market Acceptance, Diversion of Development Resources And Claims Against Us By Customers.

Our software programs may contain errors or “bugs.” Although we conduct testing and quality assurance through a release management process, we may not discover bugs until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of bugs. Errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delays in market acceptance, diversion of development resources and claims against us by customers.

We May Not Be Able to Realize The Benefits Of Our Tax Deferred Assets.

If we do not achieve sufficient federal taxable income in future years to utilize our net operating loss carryforwards, they will expire, and we will be unable to realize the benefits of our tax deferred assets. In the second quarter of 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in a $887.3 million charge to income tax expense.

We May Have Increasing Difficulty Obtaining And Maintaining Cost-Effective Insurance Which May Have A Material Adverse Effect On Our Business, Results Of Operations and Financial Condition and Restrict Our Ability To Attract and Retain Independent Directors For Our Board.

We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive. When insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially, particularly with respect to our director and officer indemnification insurance. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material adverse effect on our business, results of operations and financial condition. This could also restrict our ability to attract and retain independent directors to our board.

We May Not Be Successful In Convincing Customers To Migrate To Current Or Future Releases Of Our Products Which May Lead To Reduced Consulting And Maintenance Revenues And Less Future Business From Existing Customers.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to our loss of consulting and maintenance revenues and future business from customers that continue to operate prior versions of our products or choose to no longer use our products.

If We Fail To Derive Benefits From Our Existing And Future Strategic Relationships, Our Business Will Suffer.

From time to time, we have collaborated with other companies in areas such as marketing, distribution or implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could have a material adverse effect on our business, results of operations and financial condition.

Failure To Complete Development Services Projects As Planned Could Harm Our Operating Results And Create Business Distractions And Negative Publicity That Could Harm Our Business.

Risks associated with our development services projects include, but are not limited to:

•	We have only recently begun undertaking relatively large development services projects and we may be unable to effectively execute or business strategy.

•	Customer may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	We may be unable to recognize revenue associated with development services projects in accordance with expectations. We generally recognize revenue from custom software development projects over time using the percentage-of-completion method of accounting or after cash has been received over time subject to an evaluation of collectibility. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•	Many of our development services projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project or the customer attempts to change the scope of the project, the profit, if any, realized from the project would be adversely affected to the extent that we have to add additional resources to complete the project.

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

One of the features of our demand chain management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our demand chain management products are designed to operate with applications that protect user privacy, privacy concerns nevertheless may cause visitors to resist providing the personal data necessary to support this profiling capability. Any inability to adequately address consumers’ privacy concerns could have a material adverse affect on our business, results of operation and financial condition.

Serious Harm To Our Business Could Result If Our Encryption Technology Fails To Ensure The Security Of Our Customers’ Online Transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could have a material adverse affect on our business, results of operation and financial condition.

We May Not Successfully Integrate The Products, Technologies Or Businesses From, Or Realize The Intended Benefits Of, Acquisitions, And We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful, Which Could Seriously Harm Our Business.

From time to time, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operation and our financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operation and our financial condition.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. As a result, we may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could have a material adverse effect on our business, results of operations and financial condition.

We Are Dependent On Third-Party Software That We Incorporate Into And Include With Our Products And Solutions. Impaired Relations With These Third Parties, Defects In Third-Party Software Or The Inability To Enhance Their Software Over Time Could Harm Our Business.

We incorporate and include third-party software into and with our products and solutions. Additionally, we may incorporate and include additional third-party software into and with our products and solutions in future product offerings. The operation of our products could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities, or to remain in business.

Further, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or our ability to license the software to customers. Any impairment in our relationship with these third parties could have a material adverse effect on our business, results of operations and financial condition.

We Currently Face Litigation And May Face Additional Litigation In The Future Due To The Volatility Of Our Stock Price That Could Harm Our Business.

We face litigation and are at risk of facing additional litigation that could have a material adverse effect on our business, results of operations and financial condition. We and certain of our directors and executive officers are named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. While we vigorously dispute these allegations, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, results of operation and financial condition. We also face class action and shareholder derivative suits as well as a formal SEC investigation as a result of the restatement of our consolidated financial statements. It is likely that we will incur defense costs and such actions may cause a diversion of management’s time and attention. Due to the volatility of the stock market and particularly the stock prices of technology companies, it is possible that we will face additional class action lawsuits in the future.

Because Of Our Significant International Operations, We Face Risks Associated With International Sales, Development And Operations That Could Harm Our Company.

International revenues accounted for approximately 22.3% of our total revenues for 2002, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

The Increase In Our Operations In India Poses Significant Risks That Could Impair Our Ability To Develop Our Products Or Put Our Products At A Competitive Disadvantage.

We have implemented a program to shift a larger proportion of our development and services capacity to India. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. Our current infrastructure in India is less developed than our North American infrastructure and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting issues, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 53% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

We May Become Subject To Product Liability Claims That Could Seriously Harm Our Business.

Our software products generally are used by our customers in mission critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our insurance policies may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

Risks Related To Our Industry

If Our Products Are Not Able To Deliver Quick, Demonstrable Value To Our Customers, Our Business Could Be Seriously Harmed.

Enterprises are requiring their application software vendors to provide faster time to value on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors do so more effectively than us, our business, results of operations and financial condition could be materially and adversely affected.

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

Releases Of And Problems With New Products May Cause Purchasing Delays, Which Would Harm Our Revenues.

Our practice and the practice in the industry is to periodically develop and release new products and enhancements. As a result, customers may delay their purchasing decisions in anticipation of our new or enhanced products, or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could have a material adverse effect on our business, results of operations and financial condition.

Risks Related To Our Stock

Alternative Listing Options To The NASDAQ National Market For Our Common Stock May Not Provide The Same Level Of Liquidity, May Harm Our Business Reputation and May Adversely Affect Our Ability To Raise Funds In the Capital Markets.

The delisting of our common stock from the NASDAQ National Market may make our common stock more difficult to trade, reduce the trading volume of our common stock and harm our general business reputation. In addition, the delisting may impair our ability to raise funds in the capital markets, which could have a material adverse effect on our business, results of operations and financial condition. Our current appeal of the NASDAQ Listing Qualifications Panel’s decision may not be successful and we may not be able to satisfy NASDAQ’s initial listing requirements to be eligible to re-apply for listing on the NASDAQ National Market. Further, if we decide to request stockholder approval for a reverse split of our common stock in order to comply with the

$5 minimum bid price requirement, there can be no assurance that we will obtain stockholder approval for the reverse split. If we are successful in obtaining such approval and are accepted for listing on the NASDAQ National Market, there is still a risk that our common stock price will decline to levels that would again cause us not to comply with NASDAQ listing standards.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, Have Significant Influence Over Stockholder Votes.

As of July 2, 2003 our current executive officers and directors together beneficially owned approximately 27.9% of the total voting power of our company, 26.8% of which was beneficially owned by Sanjiv Sidhu, our Chairman, CEO and President, and entities that he controls. Accordingly, Mr. Sidhu and other officers and directors holding stock in our company have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2002 the market price of our common stock on the NASDAQ National Market fluctuated between $0.41 and $9.58 per share. The following factors, should they occur, might significantly affect the market price of our common stock:

•	Continued negative cash flows.

•	Quarterly variations in our results of operations.

•	A reverse split of our common stock.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	Stock valuations or performance of our competitors.

•	General market conditions, geopolitical events or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

•	Any future decision to restate any of our financial results.

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

The information required by this Item is included in Part IV, Item 15(a)(1) and (2).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As recommended by our Audit Committee, on May 7, 2002 our Board of Directors appointed Deloitte & Touche LLP to serve as our independent public accountants for the fiscal year ending 2002, replacing our former independent public accountants Arthur Andersen LLP, who were dismissed as our auditors effective as of that date. Our Audit Committee of the Board of Directors annually considers and recommends to our Board the selection of our independent public accountants.

Arthur Andersen’s reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date Arthur Andersen was replaced, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements and supporting schedules for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000 and through the date Arthur Andersen was replaced, we did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain biographical information concerning our directors and executive officers as of July 2, 2003:

Name	Age	Position(s) Held
Sanjiv S. Sidhu	46	Chairman of the Board, Chief
		Executive Officer and President
Shigeru Nakane	54	Chief Operating Officer
Pallab K. Chatterjee	52	President,
		Solution Operations
William M. Beecher	46	Executive Vice President and Chief
		Financial Officer
Hiten D. Varia	46	Chief Customer Officer
Robert C. Donohoo	41	Senior Vice President, Secretary and
		General Counsel
Harvey B. Cash	64	Director
Robert L. Crandall	67	Director
Michael H. Jordan	66	Director

Mr. Sidhu founded i2 Technologies in 1988 and has served as our Chairman of the Board since our incorporation in 1989. In April 2002, Mr. Sidhu assumed the roles of Chief Executive Officer and President. He had previously served as our Chief Executive Officer from December 1994 until May 2001.

Mr. Nakane joined us in March 2001 as Executive Vice President of i2 Technologies and Chairman, President and Chief Executive Officer of i2 Technologies Japan, Inc. In April 2002, he was named Chief Operating Officer. From December 1999 until joining us, Mr. Nakane served as the Japan managing partner and the Asia Pacific Region business-to-enterprise leader for PricewaterhouseCoopers. From 1993 until joining PricewaterhouseCoopers, Mr. Nakane served in various executive level capacities with SAP, most recently as Senior Corporate Vice President responsible for SAP Global Internet Strategy.

Dr. Chatterjee joined us in January 2000 as Chief Operating Officer and subsequently became Executive Vice President and then President, Solution Operations. From January 1976 until joining us, Dr. Chatterjee served in several key executive officer positions with Texas Instruments, most recently as Senior Vice President and Chief Information Officer.

Mr. Beecher joined us in May 1997 as Vice President, International Operations and became Executive Vice President, Operations in September 1998. In May 1999, Mr. Beecher became our interim Chief Financial Officer and in September 1999, was appointed Chief Financial Officer. From April 1996 until joining us, Mr. Beecher was the Chief Financial Officer of Think Systems Corporation, which we acquired in May 1997.

Mr. Varia joined us in July 1995 as Vice President, Worldwide Consulting and became Executive Vice President, Worldwide Development in July 1998; in 1999, he became our Executive Vice President and Chief Delivery Officer, and in 2002, he became our Chief Customer Officer. Mr. Varia currently serves on the board of directors of Primavera Software, Inc. (project management, control and execution software).

Mr. Donohoo joined us in September 1996 as our corporate counsel and was named Secretary in July 1999. In August 2002, he became our Senior Vice President and General Counsel. Prior to joining us, Mr. Donohoo was an associate at Shannon, Gracey, Ratliff & Miller, L.L.P. in Fort Worth, Texas.

Mr. Cash has served as a director since January 1996. Since 1986, Mr. Cash has served as general or limited partner of various venture capital companies affiliated with InterWest Partners, a venture capital firm. Mr. Cash currently serves on the board of directors of the following publicly held companies: Ciena Corporation (optical networking systems and software), Liberte’ Investors, Inc. (real estate financial services), Microtune, Inc. (radio frequency broadband gateway solutions), Silicon Laboratories, Inc. (semiconductors) and Airspan Networks, Inc. (communications). Mr. Cash is also a director of several privately held companies.

Mr. Crandall has served as a director since May 2001. Mr. Crandall served as Chairman of the Board, President and Chief Executive Officer of AMR Corporation, the parent company of American Airlines (air transportation), from 1985 to May 1998, when he retired. Mr. Crandall serves on the boards of Halliburton Company (energy services), Celestica, Inc. (electronics manufacturing services) and Anixter International (data communications products). Mr. Crandall is also a director of several privately held companies.

Mr. Jordan has served as a director since January 2002. Mr. Jordan was named Chief Executive Officer of Electronic Data Systems Corporation on March 20, 2003. He is a general partner of Global Asset Capital, LLC, as well as a partner of Beta Capital Group, LLC, both venture capital firms. Mr. Jordan retired as Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation) in December 1998 after serving in those positions since June 1993. Mr. Jordan serves on the boards of Aetna, Inc. (healthcare and related benefits organization) and WPP Group PLC (communications services). Mr. Jordan is also a director of several privately held companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms furnished to us or written representations from the reporting persons that no reports were required, we believe that, during 2002, all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Raymond Greer, our Executive Vice President and President of Global Network Solutions and Services from January 2002 until September 2002, did not timely file his Form 3. Mr. Greer’s Form 3 was filed in February 2002.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by each individual serving as our Chief Executive Officer during 2002 and our four most highly paid executive officers who were serving as executive officers at December 31, 2002.

			Annual Compensation		Long-Term Compensation
	Fiscal Year		Salary	Bonus	Restricted Stock Awards(8)		Securities Underlying Options		All Other Compensation(1)
Sanjiv S. Sidhu	2002		$—	$—	$—		—		$4,380	(2)
Chairman of the Board, Chief Executive Officer and President	2001 2000		118,759 150,000	— 75,000	— —		— —		167,115 224,427	(3) (4)

Gregory A. Brady	2002		19,560	—	—		3,508,000	(5)	158,668	(6)
Former Director, Chief Executive Officer and President	2001 2000		172,981 175,000	— 627,001	— —		4,000,000 1,400,000		71,256 —	(7)

Shigeru Nakane(9)	2002	(10)	339,740	469,400	315,000	(13)	1,650,000		—
Chief Operating Officer	2001	(11)	188,105	400,423	—		600,000		170,648	(12)

Pallab K. Chatterjee	2002		197,404	349,376	315,000	(13)	600,000		—
President, Solutions Operations	2001		144,865	282,990	—		820,000		—
	2000		150,000	397,279	—		1,300,000		—

William M. Beecher	2002		184,904	203,128	225,000	(14)	600,000		—
EVP and Chief Financial Officer	2001		179,798	170,938	—		530,000		—
	2000		150,000	118,750	—		400,000		—

Hiten D. Varia	2002		184,904	168,750	225,000	(14)	450,000		—
Chief Customer Officer	2001		179,798	174,758	—		480,000		—
	2000		150,000	244,515	—		—		—

(1)	Excludes perquisites and other personal benefits for executive officers, other than Messrs. Sidhu and Brady, because the aggregate amounts thereof do not exceed 10% of such officers’ total salary and bonus in the respective year.
(2)	Represents amounts provided to Mr. Sidhu to cover his employee related costs of health and welfare benefits.
(3)	Represents expenses paid on the officer’s behalf, of which $165,573 is related to personal tax and estate planning and $1,542 is related to premiums paid by us with respect to a short-term life insurance policy on the life of Mr. Sidhu, the proceeds of which are payable to Mr. Sidhu’s personally designated beneficiaries.
(4)	Represents expenses paid on the officer’s behalf, of which $222,885 is related to personal tax and estate planning and $1,542 is related to premiums paid by us with respect to a short-term life insurance policy on the life of Mr. Sidhu, the proceeds of which are payable to Mr. Sidhu’s personally designated beneficiaries.
(5)	3,437,501 options were cancelled upon Mr. Brady’s termination as CEO as of April 22, 2002; 62,499 options expired on April 22, 2003, one year from Mr. Brady’s termination as CEO; and 8,000 options were cancelled on November 21, 2002, the date of Mr. Brady’s departure from the Board of Directors.
(6)	Represents expenses paid on the officer’s behalf, of which $27,883 is related to personal tax and estate planning, $9,248 is related to an automobile lease and $121,538 is related to the value of personal property received as a result of Mr. Brady’s termination agreement.
(7)	Represents expenses paid on the officer’s behalf, of which $48,642 related to personal tax and estate planning and $22,614 related to an automobile lease.

(8)	One third of Restricted Stock Awards vest after one year, the remaining two thirds vest after two years.
(9)	Mr. Nakane became our employee on March 15, 2001.
(10)	During the first nine months of 2002, Mr. Nakane was paid his salary and bonus in Japanese Yen. For this Summary Compensation Table, these amounts were converted to US Dollars at the closing Yen to Dollar exchange rate of 119.76 applicable on December 31, 2002, the final trading day of 2002.
(11)	In 2001, Mr. Nakane was paid his salary and bonus in Japanese Yen and the value of Other Compensation received by him was calculated in Japanese Yen. For this Summary Compensation Table, these amounts were converted to US Dollars at the closing Yen to Dollar exchange rate of 131.85 applicable on December 28, 2001, the final trading day of 2001.
(12)	Represents the value of payment for a club membership.
(13)	350,000 Restricted Shares granted on a date on which the share price was $0.90 per share
(14)	250,000 Restricted Shares granted on a date on which the share price was $0.90 per share

Director Compensation

Our current compensation package for our non-employee directors is as follows:

•	$25,000 annual cash retainer for serving on the Board of Directors.

•	$4,000 attendance fee for each meeting of the Board of Directors attended.

•	$5,000 annual cash retainer for serving on the Audit Committee of the Board of Directors.

•	$2,500 annual cash retainer for serving on the Compensation Committee of the Board of Directors.

•	$50,000 annual cash retainer for serving as the Chair of the Audit Committee of the Board of Directors.

•	$10,000 annual cash retainer for serving as the Chair of the Compensation Committee of the Board of Directors.

•	Initial and annual grants of stock options priced at fair market value on the terms set forth in the Automatic Option Grant Program of our 1995 Stock Option/Stock Issuance Plan (1995 Plan). Additional grants of stock options may be awarded under the Discretionary Option Grant Program of our 1995 Plan.

Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee of our Board of Directors. Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of our Board of Directors and committees on which they serve.

Under the Automatic Option Grant Program of our 1995 Plan, each person who becomes a non-employee Board member automatically is granted at that time an option for 8,000 shares of common stock. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee Board member after such meeting will automatically be granted an option to purchase 8,000 shares of common stock under the 1995 Plan, provided such individual has served as a non-employee Board member for at least six months. Each option will have an exercise price per share equal to 100% of the fair market value per share of our common stock on the option grant date and a maximum term of ten years measured from the option grant date. Each option will be immediately exercisable for all the option shares, but we may repurchase, at the exercise price paid per share, all unvested shares held at the cessation of the director’s Board service. Each option grant will vest, and our repurchase rights will lapse, in four equal annual installments over the optionee’s period of Board service, with the first such installment vesting one year from the option grant date.

Under the Discretionary Option Grant Program, our Board of Directors will determine which eligible individuals receive option grants, the time or times when those grants are to be made, the number of shares subject to each such grant, the vesting schedule (if any) to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding. Each granted option will have an exercise price determined by the Board of Directors but shall in no event be less than 85% of the fair market value of the shares on the grant date. No granted option will have a term in excess of ten years, and the option will generally become exercisable in one or more installments over a specified period of service measured from the grant date. However, one or more options may be structured so that they will be immediately exercisable for any or all of the option shares. Shares acquired under such options will be subject to repurchase by us, at the exercise price paid per share, if the optionee ceases service with our company prior to vesting in those shares.

The options committee, currently composed of Mr. Sidhu, has separate but concurrent authority with the Compensation Committee and the Board of Directors to make discretionary option grants and stock issuances from time to time under the 1995 Plan and 2001 Non-officer Stock Option/Stock Issuance Plan to eligible employees that are not subject to Section 16 of the Securities Exchange Act of 1934. The options committee has the power and authority, with certain limited exceptions, to select the eligible individuals who are to receive option grants and stock issuances under the 1995 and 2001 Plans and to determine the number of shares of common stock subject to each such award, subject to the periodic corporate option pool authorized by the Compensation Committee and a limitation of 200,000 shares per individual each calendar year; the exercise schedule in effect for each such option or stock issuance; and the maximum term for which each option may remain outstanding.

Option grants to non-employee directors during 2002 are detailed in the following table. The exercise price per share for all grants was equal to the fair market value per share of common stock on the grant date. Options granted under the Automatic Grant Program were granted in accordance with the terms set forth above. Options granted under the Discretionary Option Grant Program are not exercisable until such options are vested. Each of these options will vest, 25% upon completion of the first year of service measured from the date of grant and pro rata over a 36-month period thereafter.

	Date of Grant	Options Granted	Exercise Price Per Share	Purpose of Grant
Harvey B. Cash	5/30/02	8,000	$3.33	Annual Automatic Grant
Michael H. Jordan	1/17/02	8,000	7.59	New Director Automatic Grant
	1/17/02	17,000	7.59	Discretionary Option Grant
	5/30/02	8,000	3.33	Annual Automatic Grant
Robert L. Crandall	5/30/02	8,000	3.33	Annual Automatic Grant

We maintain directors’ and officers’ liability insurance and our Bylaws provide for mandatory indemnification of directors to the fullest extent permitted by Delaware law. We have entered into indemnification agreements with all of our directors. In addition, our Restated Certificate of Incorporation limits the liability of our directors to us and our stockholders for breaches of the directors’ fiduciary duties to the fullest extent permitted by Delaware law.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The executive officers serve at the discretion of our Board of Directors. Although no specific cash compensatory arrangements have been made for our executive officers (other than an expired agreement with Dr. Wadhwani), certain provisions of the 1995 Plan may have the effect of discouraging, delaying or preventing a change in control of us or unsolicited acquisition proposals. The Plan Administrator under the 1995 Plan may structure one or more outstanding options granted to our executive officers so that these options immediately accelerate in the event the executive officers are terminated involuntarily within a designated period (not to exceed 18 months) following the effective date of any change in control. All options granted under the 1995 Plan prior to January 16, 2001 provide for immediate acceleration in the event the optionee is involuntarily terminated within 18 months following the effective date of any change of control. We have entered into indemnification agreements with all of our executive officers. We maintain directors’ and officers’ liability insurance and our Bylaws provide for mandatory indemnification of officers to the fullest extent permitted by Delaware law.

We had an employment agreement with Dr. Wadhwani, our former Vice Chairman, that expired on June 30, 2002. The agreement was entered into as a condition to, and became effective upon, our acquisition of Aspect in June 2000. As amended, the agreement provided for compensation as follows:

•	An annual base salary of $225,000.

•	An annual bonus of up to $125,000 based upon his achievement of goals established by us.

•	Other benefits as are afforded to other comparable executive officers.

•	Reimbursement for term life insurance coverage in the amount of $3 million and long term disability coverage in the amount of $500,000 per year.

•	Options to purchase 610,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, which was awarded in July 2000. The option shares shall vest as to 25% upon his completion of one year of employment and the remaining shares vested in 12 equal installments upon his completion of each three-month period of employment thereafter.

Under the terms of the agreement, if Dr. Wadhwani’s employment was terminated (a) by us without cause, (b) by Dr. Wadhwani’s resignation during the 90 days following (1) his loss of his title or duties as Vice Chairman; (2) a change in his regular place of work to a location more than 40 miles from the Silicon Valley; or (3) a reduction in his cash compensation, equity compensation or benefits below the amounts provided to comparable i2 executive officers, or (c) due to his death or disability, then Dr. Wadhwani would receive a severance payment equal to four months’ base salary then in effect and full accelerated vesting of all of his unvested stock options granted on or before June 9, 2000. None of these triggering events occurred and no severance was paid by us to Dr. Wadhwani under the agreement.

As amended, the agreement also restricted the amount of i2 shares that Dr. Wadhwani could sell during each of the three years following June 9, 2000. During each of those three years, the maximum number of shares of our common stock that he could sell or otherwise dispose of was limited to 80% of his stock holdings (including for this purpose all vested and unvested options) as of June 9, 2000.

The agreement contains non-compete and non-solicitation provisions that have survived the expiration of the agreement. The non-compete obligations are limited to the following companies: SAP, Oracle, Peoplesoft, Manugistics, and Siebel. As it relates to the aforementioned companies, he may not engage in any activity that is in any way competitive with us, nor assist any other person or organization in competing with us or in preparing to engage in competition with us for one year after the date that his employment is terminated for any reason. He will have no non-compete obligations with respect to any other companies, whether such companies compete with us or not. He may not solicit the employment services of any of our former employees whose employment has been voluntarily terminated for less than six months or solicit any of our existing or known potential customers with the purpose of obtaining such person as an employee or customer for a business competitive with our business until one year after his employment is terminated for any reason. Lastly, he may not undertake planning for or organization of any competitive business, or conspire with others for the purpose of organizing any competitive business, during his employment and any period during which he receives any severance payment.

Option Grants in 2002

The following table sets forth certain information regarding stock options granted during 2002 to each of the current and former executive officers named in the summary compensation table above:

	Number of Securities Underlying Options Granted(1)		% of Total Options Granted to Employees in 2002	Exercise Price per Share(2)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
							5%	10%
Sanjiv S. Sidhu	—		—	$—		—	$—	$—

Gregory A. Brady	500,000	(3)	1.55%	7.59	(6)	04/22/03	240,620	484,239
	2,500,000	(3)	7.75%	7.59	(6)	04/22/03	1,203,101	2,421,196
	500,000	(3)	1.55%	6.03	(8)	04/22/03	180,233	362,105
	8,000	(3)(4)	0.02%	3.33	(11)	11/21/03	1,995	4,036

Shigeru Nakane	150,000		0.47%	5.75	(9)	02/17/12	542,422	1,374,603
	1,000,000		3.10%	4.10	(10)	04/10/12	2,578,468	6,534,344
	500,000		1.55%	0.90	(12)	08/29/12	283,003	717,184

Pallab K. Chatterjee	100,000		0.31%	5.75	(9)	02/17/12	361,614	916,402
	500,000		1.55%	0.90	(12)	08/29/12	283,003	717,184

William M. Beecher	200,000		0.62%	7.33	(7)	01/20/12	921,960	2,336,426
	400,000		1.24%	0.90	(12)	08/29/12	226,402	573,747

Hiten D. Varia	200,000		0.62%	5.75	(9)	02/17/12	723,229	1,832,804
	250,000		0.78%	0.90	(12)	08/29/12	141,501	358,592

(1)	Generally, options vest over a four-year period. Additionally, some options may be exercised prior to vesting subject to our right to repurchase at cost any unvested shares purchased prior to vesting in the event of the optionee’s termination of employment. In 2002, none of the options granted to the Named Officers were exercisable prior to vesting. Each option expires on the earlier of ten years from the date of grant or within a specified period following termination of the optionee’s employment with us.
(2)	The exercise price may be paid in cash or through a special same-day sale procedure through a company-designated broker. In addition, we may permit some optionees to pay their exercise price with a promissory note payable to us.
(3)	3,437,501 of Mr. Brady’s options were cancelled upon Mr. Brady’s termination as CEO as of April 22, 2002; 62,499 expired on April 22, 2003, one year from Mr. Brady’s termination as CEO; and 8,000 options were cancelled on November 21, 2002, the date of Mr. Brady’s departure from the Board of Directors.
(4)	These options were granted to Mr. Brady for his service as a member of the Board of Directors.
(5)	Under rules promulgated by the SEC, these stock valuations represent the hypothetical gain, or “option spread”, that would exist for these options based on assumed 5% or 10% stock price appreciation from the date of grant until the end of the options’ ten-year term. The 5% or 10% assumed annual rate of appreciation is specified in SEC rules. These assumptions are not intended to forecast future appreciation of our stock price. There can be no assurance that the potential realizable values shown in this table will be achieved. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.
(6)	Options were granted on January 17, 2002.
(7)	Options were granted on January 21, 2002.
(8)	Options were granted on February 11, 2002.
(9)	Options were granted on February 18, 2002.
(10)	Options were granted on April 11, 2002.
(11)	Options were granted on May 30, 2002.
(12)	Options were granted on August 30, 2002.

Aggregate Option Exercises in 2002 and December 31, 2002 Option Values

The following table sets forth certain information concerning options exercised during 2002 and option holdings at December 31, 2002 with respect to each of the current and former executives officers named in the Summary Compensation Table above. No SARs were exercised during 2002 and none were outstanding at December 31, 2002.

Name	Shares Acquired Upon Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at December 31, 2002(2)		Value of Unexercised In-the-Money Options at December 31, 2002(2)(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sanjiv S. Sidhu	—	$—	—	—	$—	$—
Gregory A. Brady	—	—	4,872,499	—	—	—
Shigeru Nakane	—	—	220,616	2,029,384	1,250	123,750
Pallab K. Chatterjee	—	—	705,201	1,764,799	1,250	123,750
William M. Beecher	—	—	1,158,030	1,208,506	1,000	99,000
Hiten D. Varia	—	—	1,635,173	980,006	625	61,875

(1)	Determined by subtracting the exercise price from the fair market value of our common stock on the exercise date (based upon the closing sales price of our common stock on the NASDAQ National Market on such date), multiplied by the number of shares acquired on exercise.
(2)	“Exercisable” refers to those options which were both exercisable and vested, while “Unexercisable” refers to those options which were unvested.
(3)	Value is determined by subtracting the exercise price from the fair market value of our common stock at December 31, 2002 ($1.15 per share), based upon the closing sales price of our common stock on the NASDAQ National Market on such date.

Compensation Committee Interlocks and Insider Participation

Mr. Jordan joined Mr. Cash and Mr. Crandall on the Compensation Committee upon appointment to our Board of Directors in January 2002. None of the members of the Compensation Committee is an officer or employee, or former officer or employee, of us or any of our subsidiaries. Until March 31, 2001, Mr. Beecher served as a member of the Board of Directors of Vistaar Technologies, a privately-held company of which Mr. Sandeep Tungare is Chairman and Chief Executive Officer. Mr. Tungare resigned from our Board of Directors in January 2002. No other current executive officer served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee during 2002.

Report on Executive Compensation

The Compensation Committee serves under a charter adopted by the Board of Directors and is composed entirely of non-employee directors. The primary functions of the Compensation Committee include:

•	Setting the compensation of the Chief Executive Officer.

•	Reviewing the strategic approach to compensation for key executives, including their total annual compensation targets and payouts.

•	Approving stock option grants to executive officers and certain other employees.

Compensation Philosophy and Objectives

As a company, our primary objective is to maximize our long-term value for our stockholders. Accomplishing this objective requires developing and marketing products and services that provide solutions for our customers. The primary goal of the Compensation Committee is to align executive compensation with our short-term and long-term business objectives and operating performance. To accomplish this goal, we must develop compensation practices that allow us to attract and retain the people needed to define, create and market innovative products and services.

The Committee applies the following philosophical framework to executive compensation:

•	Provide a competitive total compensation package that considers compensation practices of selected peer companies in the software industry and other companies with which we are competing for executive-level individuals.

•	Base compensation design on principles that will lead to pay for performance. Performance above expectations should be recognized with a higher level of compensation while performance below expectations should be addressed with a lower payout of variable compensation.

•	Tie a significant portion of each executive’s total compensation to the overall performance of the company considering targets for financial results and organizational development.

•	Align the financial interests of each executive with those of our stockholders utilizing long-term, equity-based incentives.

Our executive compensation program includes the following key elements:

•	Base salary

•	Variable cash incentives

•	Equity-based incentives

•	Benefits

Each executive officer’s compensation package is designed to provide an appropriately weighted mix of these elements, which cumulatively provide a level of total compensation roughly equivalent to that paid by a selected group of peer companies within the software industry.

Base Salary

Base salary and base salary adjustments for executive officers are determined by qualitative and quantitative factors relating to corporate and individual performance, and are evaluated in relation to salaries paid to executive officers at peer companies within the software industry.

Variable Cash Incentives

Annual cash incentive bonus programs are maintained to reward executive officers for attaining defined performance goals, including company-wide performance targets, business unit performance and individual goals.

During 2002, based on the company’s overall operating performance, our Chief Executive Officer elected not to receive a cash incentive bonus. Additionally, overall cash incentive bonus payouts for other key executives were significantly reduced for the first half of the fiscal year. The second half cash incentive payouts were reflective of the overall performance of the executive team and the company’s ability to achieve its financial targets.

Equity-based Incentives

We utilize our 1995 Plan to further align the interests of stockholders and management by creating common incentives related to the possession by management of a substantial economic interest in the long-term appreciation of our stock. Generally, options under the 1995 Plan are granted with exercise prices set at the fair market value of the underlying stock on the date of grant, have a term of ten years, and are subject to vesting over four years. In determining the size of an option to be granted to an executive officer, the Compensation Committee takes into account the executive officer’s position and level of responsibility, the executive officer’s existing stock and unvested option holdings, the potential reward to the executive officer if the stock price appreciates in the public market and the competitiveness of the executive officer’s overall compensation arrangements, including stock options, although outstanding performance by an individual also may be taken into consideration. Option grants also may be made to new executives upon commencement of employment and, on occasion, to executives in connection with a significant change in job responsibility.

The 1995 Plan was adopted by our Board of Directors and approved by our stockholders in 1995 and is administered by the Compensation Committee. Our Compensation Committee, when determining the size of annual grants to executive officers in 2002, focused on competitive peer data, experience and subjective information. They concluded that the stock and option holdings of the executives that received options were below the levels needed to provide the appropriate retention value.

In fiscal year 2002, the Compensation Committee also considered and granted restricted stock awards to executive officers. These awards were designed to provide equity incentives to retain executive officers in light of significant changes to the Company’s business in fiscal year 2002.

Benefits

Benefits offered to our executive officers serve as a safety net of protection against the financial catastrophes that can result from illness, disability or death. Benefits offered to our executive officers are substantially the same as those offered to all of our regular employees. Additional Life Insurance Protection is provided to the Chief Executive Officer and the Chief Operating Officer.

We maintain a tax-qualified deferred compensation plan, or 401(k) Savings Plan, for the benefit of all of our eligible full-time employees. Under the plan, participants may elect to contribute, through salary reductions, up to 25% of their annual compensation subject to a statutory maximum. We do not currently provide additional matching contributions under the 401(k) Savings Plan, but may do so in the future. The 401(k) Savings Plan is designed to qualify under Section 401 of the Code so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Savings Plan, and so that contributions by us, if any, will be deductible by us when made. The trustee under the plan, at the direction of each plan participant, currently invests the assets of the 401(k) Savings Plan in fourteen investment options, which exclude i2 stock.

Compliance with the Internal Revenue Code

Section 162(m) of the Code imposes a limit on tax deductions for annual compensation, other than performance-based compensation, in excess of $1,000,000 paid by a corporation to its chief executive officer and the other four most highly compensated executive officers of a corporation. We have not established a policy with regard to Section 162(m) of the Code, since we have not and do not currently anticipate paying cash compensation in excess of $1,000,000 per annum to any employee. None of the compensation paid by us in 2002 was subject to the limitation on deductibility. The Board of Directors and Compensation Committee will continue to assess the impact of Section 162(m) of the Code on its compensation practices and determine what further action, if any, is appropriate.

CEO Compensation

During 2001, Mr. Sidhu asked that his base salary be reduced for an indefinite period of time to an amount necessary to cover the non-company paid portion of the costs associated with certain employee benefits. For

2002, Mr. Sidhu again asked that his compensation remain at these levels. The Compensation Committee will continue to assess the market data and peer company practices for the position of Chief Executive Officer to ensure that, when reinstated, Mr. Sidhu’s compensation is competitive relative to our company’s stated compensation philosophy.

Compensation Committee:	Harvey B. Cash, Chairman
Robert L. Crandall
Michael H. Jordan

The preceding Report on Executive Compensation shall not be deemed incorporated by reference into any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate filings made by us under those Acts, nor will such report be incorporated by reference into any future filings made by us under those Acts, except to the extent that we specifically incorporate this information by reference.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for i2 Technologies, Inc. (ITWO), the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Computer and Data Processing Services Group Index. The graph assumes that $100 was invested in i2 common stock on December 31, 1997, and in each index and that all dividends were reinvested. No cash dividends have been declared on shares of i2 common stock. The graph covers the period from December 31, 1997, the last trading day before our 1998 fiscal year, to December 31, 2002, the last trading day before our 2003 fiscal year. The data for the graph was provided to us by the NASDAQ Stock Market. The comparisons in the graph are required by regulations of the Securities and Exchange Commission and are not intended to forecast or to be indicative of the possible future performance of our common stock.

The preceding Stock Performance Graph shall not be deemed incorporated by reference into any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate filings made by us under those Acts, nor will such graph be incorporated by reference into any future filings made by us under those Acts, except to the extent that we specifically incorporate this information by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2002, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	95,922	$7.68	74,445
Plans not approved by stockholders:
2001 Plan	12,646	5.84	7,310
Assumed plans of acquired companies(1)	3,838	12.80	26,610

Total	112,406	7.64	108,365

(1)	Includes stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 2, 2003 (except for Gregory A. Brady, whose holdings are based on information provided to us as of January 31, 2003) by (1) each person who is known by us to own beneficially more than five percent of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table, and (4) all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Sanjiv S. Sidhu(2)	116,154,292	(2)	26.8%
Amalgamated Gadget, L.P.	23,800,000	(3)	5.5
Gregory A. Brady(4)	6,159,121	(4)	*
Shigeru Nakane	958,680	(5)	*
Pallab K. Chatterjee	1,448,109	(6)	*
William M. Beecher	1,582,202	(7)	*
Hiten D. Varia	2,297,464	(8)	*
Harvey B. Cash	94,999	(9)	*
Robert L. Crandall	81,498	(10)	*
Michael H. Jordan	40,541	(11)	*
All executive officers and directors as a group (9 persons)	128,816,906	(12)	29.0%

*	Indicates less than 1%.
(1)

Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission in accordance with Rule 13d-3(d)(1). Percentage of beneficial ownership is based on 432,853,021 shares of our common stock outstanding as of July 2, 2003. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days following July 2, 2003 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Includes 20,567,915 shares held by Sidhu-Singh Family Investments, Ltd., of which Mr. Sidhu is a general partner, and 30,000 shares held by the Sidhu-Singh Family Foundation, of which Mr. Sidhu is a trustee. The address of Mr. Sidhu and the entities that he controls is 11701 Luna Road, Dallas, Texas 75234.
(3)	Based on information in a Schedule 13G filed by Amalgamated Gadget, L.P., a Texas limited Partnership (“Amalgamated”), such shares were purchased by Amalgamated for and on behalf of R2 Investments, LDC (“R2”) pursuant to an investment management agreement. Pursuant to such agreement, Amalgamated, acting through its general partner, Scepter Holdings, Inc., a Texas corporation (“Scepter”), has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. As the sole general partner of Amalgamated, Scepter has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. Geoffrey Raynor, as the President and sole shareholder of Scepter, has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. R2 has no beneficial ownership of such shares. The address of Amalgamated is 301 Commerce Street, Suite 2975, Fort Worth, Texas 76102.
(4)	Mr. Brady was no longer our Chief Executive Officer as of April 22, 2002 and resigned from our Board on November 21, 2002. The information in the table above is current as of January 31, 2003, the most recent date for which we have shareholder data for Mr. Brady. Includes 4,872,499 shares subject to options then currently exercisable.
(5)	Includes 840,608 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003 and 116,666 restricted shares vested or vesting within 60 days following July 2, 2003.
(6)	Includes 1,331,443 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003 and 116,666 restricted shares vested or vesting within 60 days following July 2, 2003.
(7)	Includes 1,379,024 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003 and 83,333 restricted shares vested or vesting within 60 days following July 2, 2003.
(8)	Includes 1,945,375 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003 and 83,333 restricted shares vested or vesting within 60 days following July 2, 2003.
(9)	Consists of 94,999 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003.
(10)	Consists of 81,498 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003.
(11)	Consists of 40,541 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003.
(12)	Includes 10,585,987 shares subject to options currently exercisable or exercisable within 60 days following July 2, 2003 (except for those held by Gregory A. Brady, whose holdings are based on information provided to us as of January 31, 2003) and 399,998 restricted shares vested or vesting within 60 days following July 2, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2002, there have been no transactions, or currently proposed transactions, between i2 or any of our subsidiaries and any executive officer, director, 5% beneficial owner of the i2 common stock, or member of the immediate family of the foregoing persons, in which one of the foregoing individuals or entities had an interest of more than $60,000.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the filing of this annual report on Form 10-K we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures.” As defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Controls.    In addition to carrying out the evaluation of our disclosure controls and procedures as discussed above, in response to the restatement of our previously issued consolidated financial statements, we undertook in 2003 a review of our revenue recognition practices that focused on: our revenue recognition policies and procedures, including related product release management and price list practices; our training activities around these policies and procedures, including programs designed to educate our sales, services and development employees; our product development and release management policies and practices that affect revenue recognition, including our product release and quality assurance practices; our license transaction review and sign-off policies and procedures, including participation by finance and accounting, sales and development, legal, senior management and our external auditors; our post-transaction review procedures, including our review of warranty claims and product issues, implementation projects and non-billable services hours; and the role of internal audit, including its participation in the revenue recognition process. We also considered the “material weaknesses” relating to our internal control processes and procedures that were identified and communicated to us and the Audit Committee by Deloitte & Touche in connection with their audits of the consolidated financial statements included elsewhere herein.

A material weakness is a “reportable condition” in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal control that, in an auditor’s judgment, could adversely affect a company’s ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Deloitte & Touche identified the following three material weaknesses in connection with their audits of our consolidated financial statements: (i) “inadequate design and functioning of internal controls over revenue recognition,” (ii) “lack of appropriate analysis and support for the accounting for business acquisition transactions” and (iii) “lack of appropriate analysis and support for accrued liability accounts.”

Work has begun on developing a remedial plan incorporating senior management’s recommendations for enhancements to our control processes and procedures. Proposed or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementations and products; expansion of our transaction sign-off procedures to include certain field personnel; enhanced training with respect to revenue recognition policies and procedures for our field personnel and personnel in our services and development organizations; modification of the incentive compensation structure of certain field personnel to eliminate compensation based upon recognized revenue; expansion of our quarterly sign-off; enhanced release management review and approval processes; enhancement of our post-transaction monitoring of implementations; expansion of the responsibilities of our internal audit team; enhanced analysis and support for the accounting used when recording business acquisition transactions; and enhanced analysis and support for our accrued liability accounts. With the assistance of our advisors we continue to consider further actions, including without limitation actions to address the material weaknesses identified by our auditors to the extent not already addressed, to improve the effectiveness of our control processes and procedures.

Other than as described above, since the date of our evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

*        *        *

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following Consolidated Financial Statements of i2 Technologies, Inc., as of December 31, 2002 and 2001 (As Restated) and for the years ended December 31, 2002, 2001 (As Restated) and 2000 (As Restated) are filed as part of this Form 10-K on the pages indicated:

The Consolidated Financial Statements as of and for the years ended December 31, 2001 and 2000 have been restated as described in Note 2 in the accompanying Notes to Consolidated Financial Statements.

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number		Description

2.1	*

—Agreement and Plan of Reorganization, dated March 12, 2000, by and among i2, Hoya Merger Corp. and Aspect Development, Inc. (filed as Exhibit 1 to the Schedule 13D filed by i2 on March 22, 2000 with respect to Aspect Development, Inc. and incorporated herein by reference).

2.2	*

—Agreement and Plan of Reorganization, dated March 12, 2000, by and among i2, Starfish Merger Corporation and SupplyBase, Inc. (filed as Exhibit 2.3 to i2’s Annual Report on Form 10-K for the year ended December 31, 1999).

2.3	*

—Agreement and Plan of Reorganization, dated March 8, 2001, by and among i2, Rome Merger Corporation and RightWorks Corporation (attached as Annex A to the proxy statement/prospectus contained in i2’s Registration Statement on Form S-4 (Reg. No. 333-60128) (the “RightWorks S-4”)).

3.1	*	—Restated Certificate of Incorporation, as amended through November 29, 2000 (filed as Exhibit 3.1 to i2’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	*	—Amended and Restated Bylaws, as amended through May 21, 2001 (filed as Exhibit 3.1 to i2’s Registration Statement on Form S-3 (Reg. No. 333-59106)).

3.3	*	—Certificate of Designation of Series A Junior Participating Preferred Stock (included in Exhibit 4.4 below).

4.1	*	—Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

4.2	*

—Indenture, dated as of December 10, 1999, between i2 and Chase Bank of Texas, National Association, as trustee, including the form of note set forth in Section 2.2 thereof (filed as Exhibit 4.2 to i2’s Registration Statement on Form S-3 (Reg. No. 333-31342) (the “Notes Form S-3”)).

4.3	*

—Registration Rights Agreement, dated as of December 10, 1999, among i2 and Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston (filed as Exhibit 4.3 to the Notes Form S-3).

4.4	*

—Rights Agreement, dated as of January 17, 2002, between i2 and Mellon Investor Services LLC, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A preferred Stock as Exhibit C (filed as Exhibit 4 to i2’s Current Report on Form 8-K filed on January 22, 2002 (the “January 2002 8-K”)).

10.1	*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2	*	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through April 12, 2001 (included as Appendix B to i2’s definitive proxy statement filed on April 27, 2001).

10.3	*	—Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4	*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5	*	—i2 Technologies, Inc. Employee Stock Purchase Plan, as amended and restated through April 20, 2001 (included as Appendix C to i2’s definitive proxy statement filed on April 27, 2001).

10.6	*	—i2 Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 99.4 to i2’s Registration Statement on Form S-8 (Reg. No. 333-85791 (the “1999 S-8”)).

10.7	*	—Think Systems Corporation 1997 Incentive Stock Plan (filed as Exhibit 99.1 to the Think/Optimax S-8).

10.8	*	—Optimax Systems Corporation Stock Option Plan (filed as Exhibit 99.10 to the Think/Optimax S-8).

10.9	*	—InterTrans Logistics Solutions Limited 1997 Stock Incentive Plan (filed as Exhibit 99.7 to i2’s Registration Statement on Form S-8 (Reg. No. 333-53667)).

10.10	*	—SMART Technologies, Inc. 1996 Stock Option/Stock Issuance Plan (filed as Exhibit 99.13 to the 1999 S-8).

10.11	*	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.6 to i2’s Current Report on Form 8-K dated November 30, 1999 (the “November 1999 8-K”)).

10.12	*	—Lease with Two Colinas Crossing dated August 3, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.7 to the November 1999 8-K).

10.13	*	—SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2’s Registration Statement on Form S-8 (Reg. No. 333-36478)).

10.14	*	—Aspect Development, Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 99.2 to the Aspect S-8).

10.15	*	— Aspect Development, Inc. 1992 Stock Option Plan (filed as Exhibit 99.3 to the Aspect S-8).

10.16	*	— Transition Analysis Component Technology, Inc. 1997 Stock Plan (filed as Exhibit 99.6 to the Aspect S-8).

10.17	*	—Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

10.18	*	—Common Stock Purchase Agreement, dated March 7, 2000, between i2 and International Business Machines Corporation (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on April 11, 2000).

10.19	*+	—Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.20	*+	—Amendment 1 to Employment and Non-Compete Agreement, dated April 15, 2001 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.25 to the RightWorks S-4).

10.21	*+

—Amendment 2 to Employment and Non-Compete Agreement, dated October 1, 2001, between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001).

10.22	*+

—Amendment 3 to Employment and Non-Compete Agreement, dated January 1, 2002 between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001).

10.23	*	—Loan and Security Agreement dated March 28, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.1 to the RightWorks S-4).

10.24	*	—First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to the RightWorks S-4).

10.25	*+	—Form of employment arrangement between i2 and certain of its employees (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10.26	*+	—Severance Agreement, dated April 22, 2002, between i2 Technologies, Inc. and Gregory A. Brady (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.27	*

—Convertible Promissory Note, dated August 8, 2001, issued by i2 Technologies, Inc. to Trade Service Holdings, LLC in the principal amount of $60,930,000 (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

10.28		—Termination Agreement, dated as of May 15, 2003, among Colinas Crossing LP, i2 Technologies US, Inc. and i2 Technologies, Inc.

16.1	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on April 21, 1999).

16.2	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on May 8, 2002).

21.1		—List of subsidiaries.

23.1		—Consent of Deloitte & Touche LLP.

24.1		—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on this signature page contained in Part IV of this Form 10-K.

99.1		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the Chairman and Chief Executive Officer of i2.

99.2

—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William M. Beecher, Executive Vice President and Chief Financial Officer of i2.

*	Incorporated herein by reference to the indicated filing.
+	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2002. After December 31, 2002, we filed the following:

•	Report on Form 8-K (Item 9) on January 24, 2003, which announced that the Company’s conference call with analysts and investors regarding its release of results for the fourth quarter of 2002, which was originally scheduled for Tuesday, January 28, 2003 at 4:00 p.m. (CST), had been rescheduled to Monday, January 27, 2003 at 7:30 a.m. (CST).

•	Report on Form 8-K (Items 5 and 9) on January 28, 2003, which announced (i) that the Audit Committee of the Company’s Board of Directors has engaged Deloitte & Touche LLP, the Company’s current external auditors, to re-audit the Company’s financial statements for the years ended December 31, 2000 and 2001; (ii) that the Company will move to the NASDAQ SmallCap Market effective January 30, 2003; and (iii) the Company’s preliminary unaudited fourth quarter 2002 financial results.

•	Report on Form 8-K (Items 5 and 9) on February 13, 2003, which announced that the Company would not be moving to the NASDAQ SmallCap Market as previously announced.

•	Report on Form 8-K (Item 5) on April 1, 2003, which announced that the Company (i) would delay filing its annual report on Form 10-K for the year ended December 31, 2002, (ii) would file a Form 12b-25 with the Securities and Exchange Commission with respect to the delay in filing its 2002 Form 10-K, (iii) it is the subject of a formal investigation by the Securities and Exchange Commission, and (iv) as a result of recent changes to the continued listing requirements for NASDAQ National Market issuers, the delisting notification previously received from NASDAQ has been withdrawn and that the Company has been notified by NASDAQ that it has until September 16, 2003 to regain compliance with the $1.00 continued listing bid price requirement of the revised rules.

•	Report on Form 8-K (Item 5) on April 11, 2003, which announced that (i) The NASDAQ Stock Market had furnished the Company with a notice of intent to delist its common stock, (ii) NASDAQ initiated a trading halt on the Company’s stock on March 31, 2003, and (iii) the Company is reviewing the effect of the re-audits and the resulting delay in filing its annual report on Form 10-K for the year ended December 31, 2002 on its outstanding indebtedness.

•	Report on Form 8-K (Item 5) on May 9, 2003, which announced that (i) the Company’s common stock would be delisted from the NASDAQ Stock Market on May 9, 2003, (ii) the Company would appeal the NASDAQ Listing Qualification Panel’s delisting decision, and (iii) in the event that the Company’s appeal is unsuccessful, the Company intends to re-apply to the NASDAQ National Market at such time that it can satisfy NASDAQ’s initial listing requirements.

•	Report on Form 8-K (Item 9) on May 16, 2003 disclosing a copy of slides used in a presentation to analysts on May 13, 2003 at the Company’s i2 PLANET Las Vegas event.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: July 21, 2003	By:	/s/ WILLIAM M. BEECHER
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

Signature	Title	Date

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman, Chief Executive Officer, President (Principal executive officer)	July 21, 2003

/s/ WILLIAM M. BEECHER William M. Beecher	Executive Vice President and Chief Financial Officer (Principal financial officer)	July 21, 2003

/s/ MARY K. MURRAY Mary K. Murray	Vice President — Finance & Accounting (Principal accounting officer)	July 21, 2003

/s/ HARVEY B. CASH Harvey B. Cash	Director	July 18, 2003

/s/ ROBERT L. CRANDALL Robert L. Crandall	Director	July 18, 2003

/s/ MICHAEL H. JORDAN Michael H. Jordan	Director	July 18, 2003

CERTIFICATION

I, Sanjiv S. Sidhu, certify that:

1.	I have reviewed this annual report on Form 10-K of i2 Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 21, 2003

By:	/s/ SANJIV S. SIDHU
Name: Sanjiv S. Sidhu
Title: President and Chief Executive Officer

CERTIFICATION

I, William M. Beecher, certify that:

1.	I have reviewed this annual report on Form 10-K of i2 Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 21, 2003

By:	/s/ WILLIAM M. BEECHER
Name: William M. Beecher
Title: Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets, as of January 1, 2002, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed in Note 2 to the consolidated financial statements, the 2001 and 2000 consolidated financial statements have been restated.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

July 21, 2003

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except par value)

	2002	2001
		(As restated, see note 2)
ASSETS
Current assets:
Cash and cash equivalents	$402,177	$538,045
Restricted cash	12,052	8,845
Short-term investments, at fair value	10,000	178,648
Accounts receivable, net	45,764	88,779
Deferred contract costs	14,332	72,914
Deferred tax assets	—	266,719
Other current assets	32,721	24,726

Total current assets	517,046	1,178,676
Long-term investments, at fair value	33,016	28,209
Premises and equipment, net	59,814	128,001
Intangible assets, net	7,223	72,720
Goodwill	15,854	21,348
Non-current deferred tax assets	—	597,318
Other assets	270	98

Total assets	$633,223	$2,026,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,176	$47,979
Accrued liabilities	137,931	207,075
Accrued compensation and related expenses	40,663	68,286
Deferred tax liabilities	2,246	—
Current portion of long-term debt	60,930	—
Deferred revenue	319,292	710,192

Total current liabilities	585,238	1,033,532
Other long-term liabilities	10	65
Long-term debt	350,000	410,930

Total liabilities	935,248	1,444,527
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 432,853 and 424,253 shares issued and outstanding	108	106
Additional paid-in capital	10,383,304	10,359,706
Deferred compensation	(8,120)	(5,627)
Accumulated other comprehensive income (loss)	(2,601)	3,442
Accumulated deficit	(10,674,716)	(9,775,784)

Net stockholders’ equity (deficit)	(302,025)	581,843

Total liabilities and stockholders’ equity (deficit)	$633,223	$2,026,370

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
		(As restated, see note 2)	(As restated, see note 2)
Revenues:
Software licenses	$88,629	$196,383	$216,222
Contract	527,755	304,531	116,877
Services	147,274	222,485	219,915
Maintenance	144,718	151,943	119,526

Total revenues	908,376	875,342	672,540

Costs and expenses:
Cost of revenues:
Software licenses	2,976	27,257	18,947
Contract	157,820	76,374	42,482
Amortization of acquired technology	15,156	43,861	24,857
Services and maintenance	131,884	247,305	218,464
Sales and marketing	198,825	404,832	379,663
Research and development	173,064	288,880	218,544
General and administrative	65,446	108,512	90,111
Amortization of intangibles	11,223	3,084,991	1,713,533
Write-off of acquired in-process research and development	—	12,700	94,574
Impairment of intangibles and goodwill	37,660	4,363,803	—
Restructuring charges and adjustments	111,928	113,294	—

Total costs and expenses	905,982	8,771,809	2,801,175
Operating income (loss)	2,394	(7,896,467)	(2,128,635)
Non-operating expense, net:
Interest income	13,926	35,948	43,533
Interest expense	(23,839)	(21,997)	(18,467)
Realized gains (losses) on investments, net	1,895	(68,640)	(1,578)
Foreign currency hedge and transaction losses, net	(2,203)	(2,817)	(3,194)
Litigation settlements	—	—	(47,912)
Other expense, net	(1,809)	(2,322)	(2,484)

Total non-operating expense, net	(12,030)	(59,828)	(30,102)

Loss before income taxes	(9,636)	(7,956,295)	(2,158,737)
Provision (benefit) for income taxes	889,296	(237,433)	(131,218)

Net loss	$(898,932)	$(7,718,862)	$(2,027,519)

Net loss per common share:
Basic and diluted	$(2.10)	$(18.61)	$(5.59)

Weighted-average common shares outstanding:
Basic and diluted	428,746	414,860	362,723
Comprehensive loss:
Net loss	$(898,932)	$(7,718,862)	$(2,027,519)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	(12,395)	(48,246)	(9,620)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in income	(1,895)	68,640	1,578

Net unrealized gain (loss)	(14,290)	20,394	(8,042)
Foreign currency translation	3,099	(2,820)	1,240
Tax effect of other comprehensive income (loss)	(5,148)	(7,438)	2,284

Total other comprehensive income (loss)	(6,043)	10,136	(4,518)

Total comprehensive loss	$(904,975)	$(7,708,726)	$(2,032,037)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2000, as restated*	310,824	$78	$298,280	$—	$(2,176)	$(29,403)	$266,779
Exercise of options and issuance of common stock under stock purchase plans*	21,027	6	155,137	—	—	—	155,143
Shares issued in acquisitions*	73,989	18	9,344,259	—	—	—	9,344,277
Stock issued in legal litigation settlement*	—	—	47,912	—	—	—	47,912
Tax benefit of stock options	—	—	326,710	—	—	—	326,710
Common stock to be issued to IBM*	253	—	13,425	—	—	—	13,425
Stock award transactions*	—	—	8,975	(8,975)	—	—	—
Amortization of deferred compensation*	—	—	—	3,056	—	—	3,056
Change in fair value of securities available for sale, net of tax*	—	—	—	—	(5,758)	—	(5,758)
Foreign currency translation	—	—	—	—	1,240	—	1,240
Net loss*	—	—	—	—	—	(2,027,519)	(2,027,519)

Balance as of December 31, 2000, as restated*	406,093	102	10,194,698	(5,919)	(6,694)	(2,056,922)	8,125,265
Exercise of options and issuance of common stock under stock purchase plans*	12,009	3	71,679	—	—	—	71,682
Shares issued in acquisitions	6,151	1	51,172	—	—	—	51,173
Tax benefit of stock options	—	—	42,642	—	—	—	42,642
Stock award transactions*	—	—	(485)	485	—	—	—
Amortization of deferred compensation*	—	—	—	(193)	—	—	(193)
Change in fair value of securities available for sale, net of tax*	—	—	—	—	12,956	—	12,956
Foreign currency translation	—	—	—	—	(2,820)	—	(2,820)
Net loss*	—	—	—	—	—	(7,718,862)	(7,718,862)

Balance as of December 31, 2001, as restated*	424,253	106	10,359,706	(5,627)	3,442	(9,775,784)	581,843
Exercise of options and issuance of common stock under stock purchase plans	8,600	2	18,542	—	—	—	18,544
Tax benefit of stock options	—	—	2,061	—	—	—	2,061
Stock award transactions	—	—	2,995	(2,995)	—	—	—
Amortization of deferred compensation	—	—	—	502	—	—	502
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	(9,142)	—	(9,142)
Foreign currency translation	—	—	—	—	3,099	—	3,099
Net loss	—	—	—	—	—	(898,932)	(898,932)

Balance as of December 31, 2002	432,853	$108	$10,383,304	$(8,120)	$(2,601)	$(10,674,716)	$(302,025)

*	as restated, see Note 2 Restatement

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Year Ended December 31,
	2002	2001	2000
		(As Restated, See Note 2)	(As Restated, See Note 2)
Cash flows from operating activities:
Net loss	$(898,932)	$(7,718,862)	$(2,027,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of in-process research and development	—	12,700	94,574
Depreciation and amortization	68,084	3,178,480	1,767,730
Write-down of equipment	—	9,976	—
Impairment of intangible assets	37,660	4,363,803	—
Provision for bad debts charged to costs and expenses	1,686	18,788	10,406
Amortization of deferred compensation	502	(195)	3,056
Litigation settlements	—	—	47,912
Net (gain) loss realized on investments	(1,895)	68,640	1,578
Loss on assets disposed in restructuring	24,430	10,981	—
Deferred income taxes	871,441	(288,144)	(519,220)
Tax benefit from stock option exercises	2,061	42,642	326,710
Changes in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(3,207)	(8,845)	—
Accounts receivable, net	41,052	55,777	(12,163)
Deferred expenses	58,677	(32,426)	(33,564)
Other current assets	(8,187)	35,305	(8,316)
Accounts payable	(26,071)	(18,246)	31,470
Accrued liabilities	(63,286)	72,151	35,532
Accrued compensation and related expenses	(27,623)	(21,654)	39,816
Deferred revenue	(390,344)	151,683	345,902
Income taxes payable	2,349	(6,428)	5,854

Net cash provided by (used in) operating activities	(311,603)	(73,873)	109,759

Cash flows from investing activities:
Net cash acquired (paid) in acquisitions	—	(32,341)	91,809
Purchases of premises and equipment	(8,804)	(42,963)	(92,121)
Proceeds from sale of premises and equipment	12,474	—	—
Purchases of short-term investments	(104,043)	(286,289)	(636,926)
Maturities of short-term investments	280,130	227,410	696,199
Purchases of long-term investments	(1,000)	(15,251)	(45,714)
Proceeds from sales of long-term investments	39,298	1,083	3,372
Purchases of long-term debt securities	(110,065)	(35,169)	(6,019)
Maturities of long-term debt securities	51,900	—	9,000
Proceeds from settlement of hedges	4,000	—	—
Investments designated as restricted cash	(8,845)	8,845	—
Return of capital received on equity investment	—	714	—

Net cash provided by (used in) investing activities	155,045	(173,961)	19,600

Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	—	(24,698)	—
Net proceeds from option exercises and stock issued under employee stock purchase plans	18,544	71,684	155,143

Net cash provided by financing activities	18,544	46,986	155,143

Effect of exchange rates on cash	2,146	(349)	154

Net change in cash and cash equivalents	(135,868)	(201,197)	284,656
Cash and cash equivalents at beginning of period	538,045	739,241	454,585

Cash and cash equivalents at end of period	$402,177	$538,045	$739,241

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to spend, production, revenue and profit, fulfillment and logistics performance. Our application software is often bundled with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Principles of Consolidation.    The consolidated financial statements include the accounts of i2 Technologies, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

All share and per share data reflect the two-for-one stock splits of our common stock paid as 100% stock dividends on December 5, 2000 and February 17, 2000.

In 2001, we acquired Trade Services Corporation, including its affiliate ec-Content (collectively, TSC), and RightWorks Corporation (Rightworks). In 2000, we acquired SupplyBase, Inc. (SupplyBase), Aspect Development, Inc. (Aspect) and IBM’s Makoro and Paper Mill Scheduler products. Each of these transactions was accounted for as a purchase business combination. Accordingly, the results of operations of these entities have been included with our results of operations since their respective acquisition dates. A more detailed discussion of business combinations is presented in Note 3 — Business Combinations.

Use of Estimates.    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.

Cash and cash equivalents.    Cash and cash equivalents include cash on hand, demand deposits with financial institutions, short-term time deposits and other liquid investments in debt securities with initial maturities of less than three months when acquired by us.

Restricted Cash.    At December 31, 2002 and 2001, $12.1 million in restricted cash and $8.8 million in debt securities, respectively, were pledged as collateral. (see Note 8 — Borrowings)

Investments.    Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as available-for-sale when they might be sold before maturity. Investments in marketable equity securities are classified as available-for-sale. Investments in equity securities with no public market are carried at cost. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is considered to be other-than-temporary.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. In estimating the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of our future provisions for bad debts.

Financial Instruments.    Financial instruments that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly rated corporations and municipalities as well as agencies of the U.S. government. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may require letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We may also use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used.

Premises and Equipment.    Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over shorter of the expected term of the lease or estimated useful life.

Goodwill.    On January 1, 2002, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no goodwill impairment was recorded in conjunction with the adoption of the new accounting standard we previously recorded an impairment charge of approximately $4.2 billion of goodwill, in the third quarter of 2001 prior to the adoption of SFAS No. 142. Under our new policy, we will test for impairment once annually, or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

We currently operate as a single reporting unit and measure the minimum fair value of our single reporting unit as our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock.

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets, such as installed customer base and content databases, with finite useful lives are amortized on a straight-line basis over periods of 18 to 36 months. Beginning in 2002, intangibles with definite lives are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations. During 2002 and 2001, we recorded impairment charges related to definite lived intangible assets of $37.7 million and $164.3 million, respectively, based on expected undiscounted cash flows attributable to these assets. (See Note 7 — Intangible Assets, Goodwill and Impairment Charges.)

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

Capitalized Research and Development Costs.    Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products has coincided with the general release of such software. As a result, we have not capitalized any such costs other than those recorded in connection with our acquisitions.

Revenue Recognition.    We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.”

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software License Revenue.    Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the company and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within the company’s normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the company expects that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, the company defers the revenue and recognizes the revenue upon receipt of cash.

Revenue for license arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered element(s), all revenue associated with the arrangement is deferred until all element(s) have been delivered or the fair value of undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established as a result of our consistent maintenance renewal rates and consultant billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. License fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the term of the content database license and are classified as license revenue.

Contract Revenue.    When it is necessary for us to perform services that are essential to the functionality of our product so that the software performs in accordance with customer requirements, we recognize revenue in accordance with SOP 81-1. We recognize such revenue using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion. The completed contract method, which could also include software, license and maintenance, is used when the required services are not quantifiable, and under that method revenues are only when we have satisfied all of our product and/or service delivery obligations to customers.

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. Services revenue also includes reimbursements received from customers for out-of-pocket expenses incurred in connection with providing services. In 2002, we adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. For comparison purposes, service revenues

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and costs for 2001 and 2000 in this report have been reclassified to include our expenses that are reimbursed by our customers. Our reimbursable expenses during 2002, 2001 and 2000 increased services revenue and cost of revenue by $14.8 million, $27.3 million and $23.2 million, respectively. There was no change in reported profits as a result of this change.

Maintenance Revenue.    A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Third-Party Software Royalties.    Payments received in advance of revenue recognized are classified as deferred revenue in the accompanying consolidated balance sheets. Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped while commissions payable to affiliates in connection with sales assistance are expensed when the revenue on transactions is recognized. Accrued royalties payable totalled $8.1 million and $25.6 million as of December 31, 2002 and 2001, respectively, while accrued affiliate commissions payable totalled $5.3 million and $17.8 million as of December 31, 2002 and 2001, respectively.

Concurrent Transactions.    We occasionally enter into transactions which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by Emerging Issues Task Force (EITF) 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is based on the net book value of the asset relinquished.

Warranty.    We generally warrant our products will function substantially in accordance with documentation provided to customers and provide standard indemnification to the licensee. At December 31, 2002 and 2001, we had not recorded any provision for warranty claims because we have not had a history of such claims.

Income Taxes.    We provide for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The deferral method is used to account for investment tax credits. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that such assets will be realized.

Basic and Diluted Loss Per Common Share.    Basic loss per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2002, 2001 and 2000 is provided in Note 10 — Stockholders’ Equity (Deficit) and Loss Per Common Share.

Stock-Based Compensation Plans.    Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of APB

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Opinion No. 25. SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The weighted average fair value of options granted in 2002, 2001 and 2000 was $2.80, $7.16 and $39.40 per option, respectively. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 3.5%, 4.3% and 6.2%; market price volatility factors of 1.18, 1.04 and 0.87; a weighted-average expected life of the options of 4 years; and no dividend yields.

The fair value of shares issued under the employee stock purchase plans was estimated as of the initial day of the purchase period using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk free interest rates of 1.7%, 3.8% and 5.8%; market price volatility factors of 1.37, 1.28 and 0.90; a weighted-average expected life of the purchase right of 6 months; and no dividend yields. The weighted-average fair value of purchase rights granted under the employee stock purchase plans during 2002, 2001 and 2000 were $1.31, $12.15 and $25.39, respectively.

The following pro forma information presents net loss and loss per common share for 2002, 2001 and 2000 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments for 2002 in the table below have not been tax affected.

	2002	2001	2000
Net loss, as reported	$(898,932)	$(7,718,862)	$(2,027,519)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2001 and 2000	502	(193)	3,056
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2001 and 2000	(249,433)	(246,581)	(246,417)

Pro forma net loss	$(1,147,863)	$(7,965,636)	$(2,270,880)

Loss per common share — Basic and Diluted:
As reported	$(2.10)	$(18.61)	$(5.59)
Pro forma	(2.68)	(19.20)	(6.26)

Deferred Compensation.    Deferred compensation is recorded as a component of stockholders’ equity (deficit) for certain stock options and stock right awards issued. The compensation is valued at the grant date and recognized over the service period.

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity (deficit) and other comprehensive loss. The functional currency of one significant foreign subsidiary is the US dollar; therefore, there is no translation adjustment required for this subsidiary. Transaction gains and losses arising from

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in foreign currency hedge and transaction gains (losses), net in the accompanying consolidated statements of operations.

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

Comprehensive Loss.    Comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

2.    Restatement

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2001 and for the first three quarters of 2002, we have determined the need to adjust the accounting with respect to certain transactions. The revenue adjustments that have been made mostly result in revenue being deferred and recognized in subsequent periods, although in certain situations the adjustments result in revenue reversals. The adjustments include amounts deferred and reversed as a result of our application of the principles of contract accounting and amounts reversed as a result of the presence of concurrent transactions. We have also made certain deferrals and reversals to our expenses in connection with these revenue adjustments and have made certain other adjustments to our expenses. As a result of these adjustments to our revenues and expenses, we are also making certain income tax-related adjustments, discussed below. Accordingly the accompanying 2001 and 2000 consolidated financial statements have been restated.

Restatement Impact on Net Income (Loss), (in millions, except per share data)

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
	As Reported	As Restated	Difference	As Reported	As Restated	Difference
Net Revenue Adjustments	$1,012.9	$875.3	$(137.6)	$1,149.5	$672.5	$(477.0)
Expense adjustments, including operating expense and other income and expense	$9,027.2	$8,831.6	$195.6	$2,865.8	$2,831.2	$34.6
Income tax expense adjustment	$(263.0)	$(237.4)	$(25.6)	$35.7	$(131.2)	$166.9
Total effect on net (loss) (increase) decrease	$(7,751.3)	$(7,718.9)	$32.4	$(1,752.0)	$(2,027.5)	$(275.5)
Effect on Earnings per share
Basic/Diluted	$(18.68)	$(18.61)	$0.07	$(4.83)	$(5.59)	$(0.76)

The following discussion provides additional information regarding these adjustments, including information with respect to the impact of these adjustments on our balance sheet.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Revenue Adjustments

Net Contract Revenue and Related Expense Adjustments

As a result of a comprehensive review of revenue recognition practices conducted by senior management, which involved an extensive in-depth review and analysis of data and other information accumulated during the course of the re-audits from various sources within our company, we have changed the accounting for a number of transactions from revenue recognition under SOP 97-2, “Software Revenue Recognition,” to revenue recognition under SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” referred to as contract accounting. This determination was made because we concluded that in some instances our services were essential to the functionality of certain software products we licensed and that contract accounting was therefore the appropriate accounting treatment for these transactions. We concluded that our services were essential to the functionality of certain software products we licensed for a variety of reasons, including (i) expansion of the use of such products into new industries and markets, (ii) communications with customers which established certain expectations inconsistent with the capabilities of products at the time of sale, (iii) significant performance and product-readiness issues related to certain products, and/or (iv) the requirement of significant customization, modifications or additions to products to meet the customers’ expectations or intended purposes.

Applying contract accounting to these transactions requires that the recognition of license, services and/or maintenance revenue for these transactions must be deferred and recognized in subsequent periods. The deferral and related revenue recognition is based on the applicability of either the percentage of completion method or the completed contract method of accounting. As discussed in more detail in Note 1 — Summary of Significant Accounting Policies, the percentage of completion method requires revenue to be recorded as the implementation is completed and the completed contract method requires revenue to be recorded only when we have satisfied all of our product and/or service delivery obligations to the customer.

We do not have “fair value” for our license revenue as a result of our varied discounting practices. Accordingly, under SOP 97-2 we have recognized revenue under the residual method as described in Note 1 — Summary of Significant Accounting Policies, which has prevented us from allocating license revenue among the individual products licensed to a customer. As a result, if a determination is made that our services are essential to the functionality of any single software product or group of products licensed to a customer as part of a larger bundle of our software products, then the license, services and/or maintenance revenue associated with the entire bundle must be accounted for in accordance with SOP 81-1. This is so even if the software product for which our services are essential has not been implemented by the customer. As a result of this treatment, in numerous situations we have deferred all license, maintenance and/or services revenue associated with transactions in which our customers have implemented many parts of a software bundle and have paid us in full.

In these situations, we have deferred license, services and/or maintenance revenue because the customer retains the license right to the non-implemented software product for which our services have been deemed to be essential. Once payment from the customer is received, these amounts remain on the balance sheet as deferred revenue until an event occurs to allow revenue to be recognized under SOP 81-1. There are a limited number of transactions that remain in deferred revenue at December 31, 2002 in which certain non-implemented software products for which services are essential are no longer being licensed by us. In these cases, we believe it is unlikely that the customer will implement these software products, although most are using other products and services from us. While we will attempt to resolve these situations with the customers involved in order to enable recognition of the deferred revenue in question, we cannot predict how successful we will be in doing so.

As a result of the use of contract accounting, our total revenues decreased by $103.2 million and $406.4 million in 2001 and 2000, respectively. We have also deferred certain contract costs associated with the

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use of contract accounting. As a result of these expense adjustments, our operating expense decreased by $31.3 million and $34.1 million in 2001 and 2000, respectively. As a further result of these adjustments, deferred revenue increased by $558.6 million and $383.1 million at December 31, 2001 and 2000, respectively. Prepaid contract expense increased by $72.9 million and $41.6 million at December 31, 2001 and 2000, respectively. This deferred contract revenue and cost may be recognized in future periods only when and if we are able to arrange with our customers to terminate our residual service obligations, as described above.

Revenue and Expense Reversals — Contract Accounting

With respect to certain transactions that are now being accounted for under contract accounting rules, we were not paid all amounts due to us or we incurred transaction-related settlement expenses. In each of these cases we have reversed revenue equal to the amount of such payment shortfall and/or settlement expense. In the aggregate, we have reversed $75.9 million of revenue. These payment shortfalls and settlement expenses, formerly recorded as bad debt or customer litigation expenses, have also been reversed. These revenue reversal adjustments decreased revenue $20.9 million and $55.0 million in 2001 and 2000, respectively. The expense reversal adjustments decreased operating expense $57.8 million and $8.3 million in 2001 and 2000, respectively.

Revenue and Expense Reversals — Concurrent Transactions

We have also identified four transactions which were concluded at or about the same time as other arrangements with the same customers and with respect to which we have been unable to determine that we had paid or received “fair value” for the products or services involved. See Note 1 — Summary of Significant Accounting Policies for a discussion regarding our accounting policy for concurrent transactions.

The principal transaction was our license of software to International Business Machines Corporation (IBM) in the first quarter of 2000. See Note 3 — Business Combinations. The concurrent arrangements with IBM included (i) our license of certain software from IBM, (ii) our purchase of certain software from IBM, (iii) the issuance of common stock to IBM, (iv) the amendment of a marketing agreement between us and IBM, and (v) the entry into a patent cross-license agreement between us and IBM (which included a related release and covenant not to sue).

The original accounting treatment was based on recording two separate transactions: (i) a license of software to IBM and (ii) an issuance of common stock to IBM in consideration for a purchase of certain business assets, a license of certain software and the entry into a patent cross-license agreement. This accounting treatment resulted in the recognition of license revenue on a subscription basis over a four-year recognition period, $23.5 million of which had been recognized at December 31, 2001. We have determined that our license of software to IBM and the concurrent arrangements with IBM should be accounted for as a single transaction. As a result, the fixed license revenue of $60 million from IBM associated with this transaction has been recorded as an offset against the value of the assets received from IBM.

The cumulative amount of the revenue reversals as a result of the IBM transaction and the other three transactions involving substantially concurrent arrangements was $29.1 million as of December 31, 2001. The year-by-year impact of these revenue reversals is to decrease revenue by $13.5 million and $15.6 million for 2001 and 2000, respectively. The year-by-year impact of the associated expense reversals is a decrease to expense of $79.8 million in 2001 and an increase to expense by $10.0 million in 2000. The balance sheet impact of these reversals was a decrease in deferred revenue of $33.2 million in 2001.

Expense Adjustments

We have also identified several accrued expense items for which we have made adjustments to the amount of the liability, the timing of recording the liability or the timing of releasing the liability. These adjustments

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to our accrued compensation and related expenses, including the accruals related to vacation, employee health plans and potential bonus payouts. Finally, the original accounting treatment with respect to certain business combinations has been modified. As a result, we are adjusting the allocation of purchase price on certain acquisitions and the related amortization of intangibles and goodwill. The net effect of the expense adjustments associated with these various kinds of adjustments is to decrease operating expenses by $26.6 million and $2.2 million in 2001 and 2000, respectively. These adjustments also decreased our accrued liabilities by $23.0 million at December 31, 2001.

Income Tax Adjustments

As a result of these adjustments to our revenues and expenses, we are also making certain income tax-related adjustments. Our income tax benefit decreased by $25.6 million and $166.9 million in 2001 and 2000, respectively. Our deferred tax assets increased by $230.8 million at December 31, 2001.

Net Income/Stockholders’ Equity

The statement of operations impact of the adjustments described above is to decrease our net loss by $32.4 million in 2001 and to increase our net loss by $275.5 million in 2000. The balance sheet impact of these adjustments is to decrease our stockholders’ equity by $310.4 million at December 31, 2001.

The accompanying consolidated financial data set forth below presents our consolidated statements of operations for the years ended December 31, 2001 and 2000 and our consolidated balance sheet as of December 31, 2001 on a comparative basis showing the amounts as previously reported and as restated.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

(In thousands, except share and per share information)

	December 31, 2001			December 31, 2000
	As Reported	As Restated	Difference	As Reported	As Restated	Difference
Revenues:
Software licenses	$457,674	$196,383	$(261,291)	$709,177	$216,222	$(492,955)
Contract	—	304,531	304,531	—	116,877	116,877
Services	348,266	222,485	(125,781)	294,180	219,915	(74,265)
Maintenance	206,999	151,943	(55,056)	146,139	119,526	(26,613)

Total revenues	1,012,939	875,342	(137,597)	1,149,496	672,540	(476,956)
Costs and expenses:
Software licenses	66,572	27,257	39,315	53,331	18,947	34,384
Contract	—	76,374	(76,374)	—	42,482	(42,482)
Amortization of acquired technology	48,046	43,861	4,185	29,054	24,857	4,197
Services and maintenance	325,658	247,305	78,353	257,362	218,464	38,898
Sales and marketing	465,861	404,832	61,029	390,111	379,663	10,448
Research and development	290,419	288,880	1,539	217,938	218,544	(606)
General and administrative	107,992	108,512	(520)	86,888	90,111	(3,223)
Amortization of intangibles	2,792,793	3,084,991	(292,198)	1,724,551	1,713,533	11,018
Write-off of acquired in-process
research and development	12,700	12,700	—	102,373	94,574	7,799
Impairment of Intangibles	4,740,519	4,363,803	376,716	—	—	—
Restructuring charges and adjustments	116,541	113,294	3,247	—	—	—

Total costs and expenses	8,967,101	8,771,809	195,292	2,861,608	2,801,175	60,433

Operating income/(loss)	(7,954,162)	(7,896,467)	(57,695)	(1,712,112)	(2,128,635)	(416,523)
Non-operating expense, net:
Interest income	35,948	35,948	—	43,533	43,533	—
Interest expense	(21,997)	(21,997)	—	(18,467)	(18,467)	—
Realized gains (losses) on investments, net	(69,040)	(68,640)	400	(1,578)	(1,578)	—
Foreign currency hedge and transaction losses, net	(2,817)	(2,817)	—	(3,194)	(3,194)	—
Litigation settlements	—	—	—	(22,412)	(47,912)	25,500
Other expense, net	(2,172)	(2,322)	(150)	(2,067)	(2,484)	417

Non-operating income (expense), net	(60,078)	(59,828)	250	(4,185)	(30,102)	25,917

Loss before income taxes	(8,014,240)	(7,956,295)	(57,945)	(1,716,297)	(2,158,737)	(442,440)
Provision (benefit) for income taxes	(262,992)	(237,433)	(25,559)	35,716	(131,218)	166,934

Net income/(loss)	$(7,751,248)	$(7,718,862)	$32,386	$(1,752,013)	$(2,027,519)	$(275,506)

Income (Loss) per common share:
Basic/Diluted	$(18.68)	$(18.61)	$0.07	$(4.83)	$(5.59)	$(0.76)
Weighted-average common shares:
Basic/Diluted	414,860	414,860	—	362,723	362,723	—

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET

December 31, 2001

(In thousands, except par value)

	December 31, 2001
	As Reported	As Restated	Difference
ASSETS
Current assets:
Cash and cash equivalents	$538,218	$538,045	$(173)
Restricted cash	—	8,845	8,845
Short-term investments, at fair value	187,977	178,648	(9,329)
Accounts receivable, net	140,246	88,779	(51,467)
Deferred contract costs	—	72,914	72,914
Deferred tax assets	—	266,719	266,719
Other current assets	95,373	24,726	(70,647)

Total current assets	961,814	1,178,676	216,862
Long-term investments, at fair value	28,209	28,209	—
Premises and equipment, net	129,475	128,001	(1,474)
Intangible assets, net	82,771	72,720	(10,051)
Goodwill	24,000	21,348	(2,652)
Non-current deferred tax assets	—	597,318	597,318
Other assets	564,768	98	(564,670)

Total assets	$1,791,037	$2,026,370	$235,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,681	$47,979	$4,298
Accrued liabilities	230,037	207,075	(22,962)
Accrued compensation and related expenses	62,176	68,286	6,110
Current portion of long-term debt	—	—	—
Deferred revenue	151,624	710,192	558,568

Total current liabilities	487,518	1,033,532	546,014
Other long-term liabilities	345	65	(280)
Long-term debt	410,930	410,930	—

Total liabilities	898,793	1,444,527	545,734
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 432,853 and 424,253 shares issued and outstanding	106	106	—
Additional paid-in capital	10,354,671	10,359,706	5,035
Deferred Compensation	(1,069)	(5,627)	(4,558)
Accumulated other comprehensive income (loss)	3,757	3,442	(315)
Accumulated deficit	(9,465,221)	(9,775,784)	(310,563)

Net stockholders’ equity (deficit)	892,244	581,843	(310,401)

Total liabilities and stockholders’ equity (deficit)	$1,791,037	$2,026,370	$235,333

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Business Combinations

RightWorks.    On August 22, 2001, we completed our acquisition of RightWorks Corporation, a developer of software that is designed to help companies manage procurement activities across multiple enterprises for both direct and indirect materials, and support corporate buying models. We purchased all the outstanding shares of RightWorks for approximately $72.3 million. The total purchase price includes $38.8 million of our common stock (5.4 million shares), stock warrants and stock rights; approximately $18.4 million in acquisition-related costs primarily for professional fees; and $1.5 million related to our relinquishing a prior investment in RightWorks; and a $28.6 million loan discussed below. Offsetting these items, in connection with the acquisition we were assigned a $14.0 million promissory note and approximately $1.0 million in accrued interest payable by RightWorks to Internet Capital Group, Inc., the majority shareholder of RightWorks prior to our acquisition. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of RightWorks have been included with our results of operations since August 22, 2001.

On March 28, 2001, we entered into a loan and security agreement with RightWorks whereby we agreed to loan them up to $25.0 million to provide operating capital until our acquisition was closed. The credit limit was subsequently increased to $40.0 million. The loan is secured by substantially all of the assets of RightWorks. Principal and interest, accrued at a rate of 15.0% per annum, are due upon the termination of the loan agreement, which is the date we demand payment. As of August 22, 2001, the date of our acquisition of RightWorks, the outstanding principal balance of the loan was $28.6 million and accrued interest totalled $1.0 million. No subsequent cash fundings will be made in connection with this loan and security agreement. On August 22, 2001, the principal balance and accrued interest related to the loan were reclassified as intercompany balances that are eliminated in consolidation.

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed	$(5,217)
Intangible asset:
Developed technology (useful life of 3 years)	23,000
In-process research and development	8,000
Goodwill	46,566

Total	$72,349

In connection with our acquisition of RightWorks, $8.0 million, or 18.3%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, primarily the next release of the RightWorks eBusiness Application Suite, were approximately 70.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. The products were incorporated into and made generally available with our i2 Five.Two release in the fourth quarter of 2001.

Pro forma condensed consolidated results of operations assuming RightWorks had been acquired on January 1, 2000 are not presented because the acquisition of RightWorks was not considered significant, either individually or when aggregated with the acquisition of TSC.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Service Corporation.    On March 23, 2001, we completed our acquisition of Trade Service Corporation, a provider of maintenance, repair and overhaul content and its affiliate ec-Content, Inc. (collectively, “TSC”), which develops and manages content for digital marketplaces, procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $79.3 million, including acquisition-related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million when issued, a convertible promissory note for $60.9 million and approximately $1.0 million in acquisition costs. See Note 8 — Borrowings for details of the convertible promissory note. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001.

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed	$(19,131)
Intangible assets:
Developed technology	8,500
Assembled workforce	600
Relationships	12,500
Content databases	14,800
Goodwill	57,343
In-process research and development	4,700

Total	$79,312

In connection with our acquisition of TSC, $4.7 million, or 5.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including web-based content management and web-enablement technologies, ranged from 22.0% to 45.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 30.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. These projects were intended to address issues surrounding web-based content management and web-enablement. The ec-Central project was terminated in June 2001 because a substitute technology was identified. A prototype design related to the eTRA-SER project was completed in December 2001, but additional design work was required prior to the product release. During the third quarter of 2002, we made the decision to significantly scale-back on a key component of the project. With this decision, the eTRA-SER program was essentially discontinued and there is currently no product release plan for eTRA-SER.

Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2000 are not presented because the acquisition of TSC was not considered significant.

Aspect and SupplyBase.    On June 9, 2000, we completed our acquisition of Aspect, a developer of collaborative solutions for standardized content management and inbound supply chain solutions for marketplaces. We issued or reserved for issuance 67.5 million shares of our common stock with a fair market value of $6.4 billion and exchanged options to purchase 28.5 million shares of our common stock with a fair value of $2.4 billion. The fair value of the exchanged options was valued using the Black-Scholes options pricing

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model with the following assumptions: expected volatility of 0.84, weighted-average risk-free interest rate of 5.60%, expected terms ranging from 1-4 years and no expected dividends. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $37.3 million, resulting in a total purchase price of $8.8 billion. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of Aspect have been included with our results of operations since June 9, 2000.

The total purchase price paid for the Aspect acquisition was allocated based on the estimated fair values of the assets acquired, as follows:

Net assets acquired	$80,193
Intangible assets:
Developed technology	81,000
Assembled workforce	10,000
Content databases	84,000
Installed customer base	42,000
Goodwill	8,423,510
In-process research and development	83,000

Total	$8,803,703

In connection with our acquisition of Aspect, $83.0 million, or 0.9%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including software products, ranged from 54.0% to 59.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 20.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology. We completed the original research and development projects in accordance with our initial plans.

On April 28, 2000, we completed our acquisition of SupplyBase, a developer of high-end interactive database products, services and supply chain management tools for managing custom content. We issued or reserved for issuance 3.6 million shares of our common stock with a fair market value of $345.5 million in exchange for all outstanding stock, options and warrants of SupplyBase. In connection with the acquisition, we incurred transaction costs consisting primarily of professional fees of $5.2 million, resulting in a total purchase price of $350.7 million. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of SupplyBase have been included with our results of operations since April 28, 2000.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price paid for the SupplyBase acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed	$(7,552)
Intangible assets:
Developed technology	2,800
Assembled workforce	1,200
Content databases	11,700
Goodwill	336,104
In-process research and development	6,400

Total	$350,652

In connection with our acquisition of SupplyBase, $6.4 million, or 1.8%, of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. At the acquisition date, the technologies under development, including new generation and web-based content management products, ranged from 5.0% to 75.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. A discount rate of 25.0% was used, which includes a factor that considered the uncertainty surrounding the successful development of the purchased in-process technology.

We completed SupplyBase.manager version 1.75 in accordance with our initial plans. Certain aspects of SupplyBase.manager version 2.0’s technology and functionality was integrated into the i2 SRM solutions that were acquired related to our acquisition of Aspect. The new i2 SRM product was released in the first quarter of 2001. Our new i2 SRM product release rendered SupplyBase.manager version 1.75, version 1.80 and the acquired in-process technology of SupplyBase.manager version 2.0 technologically obsolete and we ceased offering those products. Actual results were lower than forecasts with respect to revenues generated by the acquired in-process research and development due to our adopting a strategy to integrate this in-process research and development with other technologies. The lower results did not have a significant impact on our operating results or financial condition.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for 2000 assuming SupplyBase and Aspect had been acquired at the beginning of the period presented:

2000
Pro Forma (Unaudited)
Revenue	$736,228
Net loss	(3,358,719)
Basic and diluted loss per common share	(9.26)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process research and development have not been included in the unaudited pro forma results because they are nonrecurring and directly related to the acquisitions.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IBM’s Makoro and Paper Mill Scheduler.    In March 2000, we acquired certain software assets, cross-patent rights and software licenses from IBM in exchange for 2.6 million shares of our common stock with a fair market value of $233.7 million and a license to use certain i2 software products. In connection with this acquisition, we entered into a patent cross-patent license agreement with IBM (which included a related release and covenant not to sue) which was valued at approximately $25.5 million (See Note 9 – Commitments and Contingencies) and we received a $60.0 million payment from IBM. The net purchase price of the assets acquired from IBM was $148.2 million.

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Cross patent rights	$99,700
Goodwill	34,300
Relationships	4,700
Developed technology	4,600
Core intangible asset	1,500
Assembled workforce	600
In-process research and development	2,800

Total	$148,200

We allocated $2.8 million, or 1.9%, of the purchase price to purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. The technologies under development at the valuation date were technologies that were related to retailer and paper-mill scheduling and planning software. These technologies ranged from 73.0% to 85.0% complete based on engineering man-month data and technological progress. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows to their present value. Due to the nature of the forecast and the risks associated with the successful development of the projects, a discount rate of 19.0% was used to value the in-process research and development.

We completed the original research and development project related to Makoro in accordance with our initial plans. Additionally, the Paper Mill Scheduler product was integrated into existing technology of our internally developed products. Actual results have been lower than forecasts with respect to revenues generated by the acquired in-process research and development. The lower results did not have a significant impact on our operating results or financial condition. We believe that expenses incurred associated with the development and integration of the in-process research and development projects are consistent with our estimates at the time of acquisition.

In connection with the purchase agreement, a marketing agreement with IBM was modified whereby IBM could earn up to an additional $250.0 million in shares of our common stock, valued based on a trading average prior to the date of issuance. The additional stock could be earned based on IBM’s performance against annual revenue targets that were established in the marketing agreement The first performance period ended December 31, 2000. During the 2000 performance period, IBM achieved the revenue target and earned an additional 253,000 shares of common stock with an approximate fair market value of $13.4 million. These shares were issued in the fourth quarter of 2001. IBM did not achieve the revenue targets for the 2002 and 2001 performance period and therefore no additional shares of common stock have been issued to IBM.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma condensed consolidated results of operations assuming the IBM assets had been acquired on January 1, 2000 are not presented because this acquisition was not considered significant.

Other Acquisitions.    We also acquired certain other businesses in 2000 for an aggregate purchase price of $2.9 million, which included cash, stock, assumed liabilities and acquisition costs. These acquisitions were accounted for as purchase business combinations. Accordingly, we allocated the purchase prices based on the estimated fair value of assets acquired and liabilities assumed.

4.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in the accompanying consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents as of December 31, 2002 and 2001 were as follows:

	2002	2001
Short-term time deposits	$9,313	$56,512
Obligations of state and local municipalities	202,700	178,850
Corporate bonds and notes	67,900	93,500
Commercial paper	46,881	24,975

	$326,794	$353,837

Investments in debt securities with original maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the accompanying consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2002
Obligations of state and local municipalities	$10,000	$—	$10,000

December 31, 2001
Obligations of state and local municipalities	$9,395	$5	$9,400
Corporate bonds and notes	167,845	1,403	169,248

	$177,240	$1,408	$178,648

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in debt securities with original maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the accompanying consolidated balance sheets. All long-term debt securities outstanding at December 31, 2002 will contractually mature within 2 years. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2002
U.S. government obligations	$33,000	$10	$33,010
Corporate equity securities	6	—	6

	$33,006	$10	$33,016

December 31, 2001
Corporate bonds and notes	$4,976	$69	$5,045
Corporate equity securities	10,338	12,826	23,164

	$15,314	$12,895	$28,209

As of December 31, 2002 and 2001, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies.

In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.2 million net after-tax unrealized loss on these investments during 2002 and a $12.1 million net after-tax unrealized gain on these investments during 2001. We also wrote-down, by $2.5 million in 2002 and $35.5 million in 2001, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during those years. The remaining carrying value of minority equity investments was not significant at December 31, 2002.

We have invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, we wrote off all of our investments in privately held companies and recognized total losses and write offs of $68.6 million in 2001.

5.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts was as follows:

	2002	2001	2000
Balance at beginning of period	$26,581	$20,667	$17,125
Provision for bad debts charged to costs and expenses	1,686	18,788	10,406
Write-offs, net of recoveries and other adjustments	(17,899)	(12,874)	(6,864)

Balance at end of period	$10,368	$26,581	$20,667

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Premises and Equipment

Premises and equipment as of December 31, 2002 and 2001 consisted of the following:

	2002	2001
Computer equipment and software	$69,036	$111,128
Furniture and fixtures	37,385	60,717
Buildings and land	—	12,450
Leasehold improvements	33,063	50,866

	139,484	235,161
Less: Accumulated depreciation	(79,670)	(107,160)

	$59,814	$128,001

Depreciation of premises and equipment totalled $40.1 million in 2002, $48.9 million in 2001 and $28.9 million in 2000. We wrote-off net premises and equipment totalling $27.1 million in 2002 and $11.0 million in 2001 in connection with restructuring activities. During 2001, we also wrote-off, net $10.0 million in obsolete or abandoned computer equipment and software as a result of a physical inventory and review of our assets. As of December 31, 2001, we had $12.5 million in real estate, classified as buildings and land in the above table, that was held for sale and carried at fair value, less expected costs to sell. The real estate was sold in 2002 for $12.5 million.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $49.8 million in 2002, $67.6 million in 2001 and $54.1 million in 2000.

Future minimum lease payments under all noncancellable operating leases as of December 31, 2002 are as follows:

2003	$42,583
2004	27,516
2005	19,976
2006	13,800
2007	10,624
Thereafter	36,838

Total	$151,337

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Intangible Assets, Goodwill and Impairment Charges

Intangible assets.    Intangible assets, excluding debt issuance costs, as of December 31, 2002 and 2001 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2002
Content databases	$110,500	$(110,411)	$89
Installed customer base	46,700	(46,317)	383
Developed technology	118,600	(117,653)	947
Relationships	12,500	(12,393)	107
Intellectual property	2,000	(2,000)	—
Other	8	(—)	8

	$290,308	$(288,774)	$1,534

December 31, 2001
Content databases	$110,500	$(95,060)	$15,440
Installed customer base	46,700	(41,660)	5,040
Developed technology	118,600	(84,188)	34,412
Relationships	12,500	(1,924)	10,576
Intellectual property	2,000	(1,903)	97
Other	9	(—)	9

	$290,309	$(224,735)	$65,574

Intangible assets are being amortized over periods ranging from 18 months to three years. Accumulated amortization related to intangible assets includes the impairment charges recorded during 2002 and 2001, as further discussed below.

Amortization expense related to intangible assets totalled $25.1 million in 2002, $106.2 million in 2001 and $73.1 million in 2000. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2002 is as follows:

2003	$1,127
2004	407

Total	$1,534

Goodwill.    Goodwill totalled $15.9 million at December 31, 2002 and $21.3 million at December 31, 2001. On January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no goodwill impairment was recorded in conjunction with the adoption of the new accounting standard, we had previously recorded goodwill impairment of approximately $4.2 billion in the third quarter of 2001, as further discussed below. The decrease in goodwill during 2002 resulted from the reversal of $5.5 million of estimated acquisition costs accrued in connection with the purchase of RightWorks. The reversal of the accrual resulted from the termination of a future lease obligation and was recorded in the second quarter of 2002.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net loss and loss per common share for 2001 and 2000 adjusted to exclude goodwill amortization expense.

	2001	2000
Net loss:
As reported	$(7,718,862)	$(2,027,519)
Add back goodwill amortization included in reported net loss	3,021,931	1,665,264

Pro forma	$(4,696,931)	$(362,255)

Loss per common share — Basic and Diluted:
As reported	$(18.61)	$(5.59)
Add back per share impact of goodwill amortization	7.29	4.59

Pro forma	$(11.32)	$(1.00)

Impairment Charges.    During the third quarter of 2002, we performed an assessment of the carrying values of our intangible assets and goodwill recorded in connection with various acquisitions. This assessment was performed due to indications the carrying amounts of these assets may not be recoverable. Such indications included our continued operating losses and our financial projections of continuing losses for the intangible assets. As a result of this assessment, we recorded an impairment charge of $37.7 million. In testing these assets for potential impairment, we categorized and analyzed the assets in asset groups by related acquisition as follows: (i) Rightworks, (ii) TSC (iii) Aspect / SupplyBase, and (iv) IBM. Using internal projections and historical run rates, we estimated the future cash flows for the asset groups to determine if the intangible assets were impaired. Upon determining the existence of impairment, we then discounted the estimated future cash flows over the remaining useful lives of the primary assets to estimate their current fair value. The estimated future cash flows were discounted using our estimated weighted average cost of capital. The amount of the impairment charge represents the difference between the estimated fair value and the carrying amount of the asset groups prior to impairment. The impairment charge was then allocated to the individual assets within the corresponding asset groups as follows: $9.3 million for content databases; $1.5 million for installed customer base; $18.4 million for developed technology; and $8.5 million for relationships. No impairment of goodwill was recognized as the fair value of our single reporting unit was greater than its carrying amount.

In conjunction with the impairment analysis performed during the third quarter of 2002, we also reassessed the estimated useful lives of the remaining intangible assets. As a result of this assessment, we shortened the remaining useful life for the remaining unamortized relationships intangible asset to 18 months from the remaining useful life of 42 months prior to impairment (this intangible asset had an original useful life of 54 months). The remaining useful lives of the other intangible assets were not changed.

During 2001, we performed an assessment of the carrying values of our intangible assets and goodwill recorded in connection with various acquisitions due to significant negative economic trends impacting our operations and expected future growth rates as well as a decline in our stock price and the market valuations for companies within our industry. Additionally, at this time, the net book value of our assets significantly exceeded our market capitalization. As a result, we recorded $164.3 million in write-downs of certain intangible assets and a $4.2 billion write-down of goodwill.

The $164.3 million write-down of intangible assets was based on the amount by which the carrying amount of these assets exceeded fair value. The fair value of the intangible assets was determined by discounting our best estimates of the expected future cash flows related to these assets. This methodology was used to determine the fair value of these assets when they were initially recorded; however, the expected future cash flows from these

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets as of the date of the valuation were significantly less than our previous expectations. The rate used to discount our cash flow expectations was based on our weighted-average cost of capital. Intangible assets written-down include $4.6 million of assembled workforce intangibles, $20.0 million of installed customer base intangibles, $0.4 million of intellectual property, $69.8 million of cross patent rights, $21.3 million of developed technology and $48.2 million of content databases. The majority of these assets were originally recorded in connection with the acquisition of Aspect and, to a lesser extent, the acquisitions of SupplyBase and IBM’s Makoro and Paper Mill Scheduler products.

The write-down of goodwill was determined by comparing the book value of our common stock to our market capitalization as of September 30, 2001. Our market capitalization is the product of (i) the number of shares of common stock issued and outstanding and (ii) the closing market price of the common stock. At September 30, 2001, we had 420,381,000 common shares issued and outstanding with a book value of $5.7 billion and a market capitalization of $1.5 billion, based on our closing common stock price of $3.44 per share. After considering all available evidence as indicated above, we determined that the condition was not temporary and we recorded a $4.2 billion write-down of goodwill equal to the excess book value over market capitalization as of September 30, 2001.

8.    Borrowings and Debt Issuance Costs

Until April 2003, we maintained a $20.0 million letter of credit line. Restricted cash held in our depository account maintained by the lender secures letters of credit issued in connection with this line. As of December 31, 2002, $9.4 million in letters of credit were outstanding under this line and $12.1 million in restricted cash was pledged as collateral. As of December 31, 2001, $4.9 million in letters of credit were outstanding under this line and $8.8 million in debt securities were pledged as collateral. There are no financial covenants associated with this line of credit. The line of credit contains a letter of credit fee equal to 0.25% per year on the face amount of letters of credit and an unused commitment fee equal to 0.05% per year on the average daily-unused amount of the line of credit. In April 2003, we obtained a waiver under this line of credit due to the re-audit of our consolidated financial statements, this line of credit expired and we negotiated a new letter of credit line with another lender (see Note 17 — Subsequent Events).

In March 2001, we issued a $60.9 million convertible promissory note in connection with our acquisition of TSC. The note matures on September 23, 2003 and bears interest of 7.5% per annum which is payable in annual installments on each anniversary date of the note and upon maturity. The note provided that at any time on or after March 23, 2002, we may convert the note into shares of our common stock based upon the “trading average” of our stock. The trading average is the average of the last sale prices of our common stock as reported on the NASDAQ National Market for the three consecutive trading days immediately prior to the conversion date. If the trading average is $60.00 per share or less, then the number of shares issued upon conversion will be determined by dividing the outstanding principal balance and accrued interest on the note by the trading average. If the trading average is greater than $60.00 per share, then the number of shares issued upon conversion will be the average of (a) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the average of $60.00 and the trading average and (b) the average of (i) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by $60.00 and (ii) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the trading average. The note is also convertible by the holder at any time the trading average exceeds $60.00 per share using the same conversion formula as set forth in the previous sentence. Whether the note is converted at our option or at the option of the holder, the entire outstanding principal balance and accrued interest payable on the note must be converted. The aggregate number of shares of our common stock issued pursuant to the conversion of the note cannot exceed 39.0 million shares. Any portion of the note that may not be converted into shares of our common

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock as a result of this limitation will instead be paid in cash. The principal balance of the note totalled $60.9 million at December 31, 2002 and 2001, while the estimated fair value was $60.1 and $60.9 million on those dates. On June 6, 2003 we prepaid this convertible promissory note (see Note 17 — Subsequent Events).

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2002, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at December 31, 2002 and 2001, while the estimated fair value of the notes totalled $208.6 million and $260.9 million on those dates, respectively.

The indenture governing our $350 million of convertible subordinated notes due in December 2006 requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due to be filed with the SEC, and the indenture contains a 60-day cure period for covenant non-compliance. In the event that we were unable to cure such non-compliance within the 60-day cure period, we would then be in default under the convertible subordinated notes. The cure period commences upon delivery of notice of non-compliance to us. To date, we have not received notice of non-compliance from the trustee or the debt holders. With the filing of this annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003 (and the delivery of such filings to the indenture trustee), we believe that we will cure our non-compliance with the reporting covenants in the indenture. While we have not yet filed our quarterly report on Form 10-Q for the quarter ended March 31, 2003, management believes that we will be able to file such report promptly after the filing of this annual report on Form 10-K. Additionally, management believes subsequent quarterly reports on Form 10-Q during the year ended December 31, 2003, will be filed (and copies delivered to the indenture trustee) within the timeframe required in the indenture.

Interest expensed for borrowings totalled $23.1 million in 2002, $22.0 million in 2001 and $18.5 million in 2000. Actual cash payments related to interest on borrowings totalled $23.1 million, $18.4 million and $18.7 million during those years.

Debt Issuance Costs.    Unamortized debt issuance costs totalled $5.7 million and $7.1 million at December 31, 2002 and 2001, respectively, and are included in intangibles, net in the accompanying consolidated balance sheets. Debt issuance costs, initially recorded in connection with our issuance of $350.0 million in convertible debt in 1999, are amortized at a rate of $1.5 million per year over the life of the debt, which matures in December 2006. Amortization of debt issuance costs is reported as a component of other non-operating expense in the accompanying consolidated statements of operations.

9.    Commitments and Contingencies

Securities and Exchange Commission Investigation.    On or about March 26, 2003, we were advised that the United States Securities and Exchange Commission (SEC) had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements. Our Board of Directors had directed our Audit Committee to conduct an internal investigation of

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and in our third quarter 10-Q the results of that investigation, as well as certain new, related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting prior to the issuance of the formal order of investigation by the SEC. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Class Action and Derivative Litigation.    Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases have been consolidated, and in August 2001 plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 and February 26, 2001. We continue to vigorously defend against this lawsuit. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming the company as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We filed a motion to dismiss the action on February 19, 2002 and the motion was granted on October 8, 2002. Plaintiffs filed an appeal of the decision on October 15, 2002. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Restatement Class Action Litigation and Derivative Litigation.    Beginning in April 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we would re-audit certain of our consolidated financial statements and that there would be material adjustments to our financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003. We continue to vigorously defend against these lawsuits. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April and May 2003, two purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) causing us to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, and (ii) selling shares of our common stock while in possession of material adverse non-public information regarding our financial statements and securing personal loans using our allegedly artificially inflated stock price. As stated, the complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

In May 2003, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our current Chief Executive Officer, Chief Financial Officer and directors, naming the company as a nominal defendant. The suit claims that our Chief Executive Officer and Chief Financial Officer violated section 304 of the Sarbanes-Oxley Act of 2003 and seeks to recover from them (a) bonuses and equity-based compensation, and (b) profits realized from sales of securities of the company. The suit also names our current directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. As stated, the complaint is derivative in nature and does not seek relief from the company. However, the company has have entered into indemnification agreements in the ordinary course of business with our Chief Executive Officer, Chief Financial Officer and directors and we may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Other Litigation.    In March 2000, we entered into a patent cross patent-license agreement between the company and IBM (which included a related release and covenant not to sue). The agreement resulted in the recognition of a $25.5 million non-cash, pre-tax charge during the first quarter of 2000. This is a result of our valuation of the IBM patent license, $25.5 million of which applied to the potential use of IBM intellectual property prior to March 2000.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adverse resolution of any one or more of these matters, discussed in this Note 9 – Commitments and Contingencies, over and above the amount that has been estimated and accrued in the current consolidated financials could have a material adverse effect on our business, financial condition or results of operations.

Indemnification Agreements.    We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we plan to advance or indemnify certain directors, officers and employees for fees and expenses incurred by them in connection with the internal review resulting in the restatement of its consolidated financial statements, the related SEC investigation and legal proceedings and other matters.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we plan to advance certain officers and employees for fees and expenses incurred by them in connection with the internal review resulting in the restatement of its consolidated financial statements, the related SEC investigation and legal proceedings and other matters.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited; however, we have Director and Officer insurance that should limit our exposure and enable us to recover a portion of any future amounts paid in regards to officers and directors. Additionally, our corporate by-laws allow us to choose to indemnify any employee of the Company for certain events or occurrences while the employee is, or was serving, at our request in such capacity. There have been no amounts advanced as of December 31, 2002.

10.    Stockholders’ Equity (Deficit) and Loss Per Common Share

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If, after the rights become exercisable, we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets or earning power are sold, proper provision will be made so that each holder of a right will thereafter have the right to receive upon exercise that number of shares of common stock of the acquiring company having a market value of two times the exercise price of the right.

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

We may redeem the rights in whole, but not in part, at a price of $0.01 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2002, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Per Common Share.    As a result of the net losses incurred during the reported periods, the effect of dilutive securities would have been anti-dilutive to the diluted earnings per common share computation and were thus excluded. Dilutive securities that would have otherwise been included in the determination of the weighted- average number of common shares outstanding for the purposes of computing diluted earnings per common share, had we reported net income, were as follows (in thousands):

	2002	2001	2000
Shares issuable in connection with:
Stock options, warrants and stock rights	7,054	36,647	58,706
Convertible debt	39,000	8,381	—
Contingent shares earned during the year	—	—	250

11.    Employee Benefit Plans

Employee Retirement Plans.    We maintain 401(k) retirement plans that cover a majority of our employees. Eligible employees may contribute up to 25.0% of their compensation, subject to certain limitations, to the retirement plans. We may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2002, no contributions have been made.

Deferred Compensation.    We recognized compensation expense of $502,000 in 2002, $(193,000) in 2001 and $3.1 million in 2000 from the amortization of deferred compensation related to certain outstanding stock options and stock rights awards. As of December 31, 2002 and 2001, the unamortized portion of deferred compensation totalled $8.1 million and $5.6 million, respectively.

Employee Stock Purchase Plans.    We maintain stock purchase plans for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of common stock through periodic payroll deductions. Payroll deductions may not exceed 15.0% of a participant’s base salary, and employees may purchase a maximum of 8,000 shares per purchase period under the purchase plans. The purchase price per share is 85.0% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment. Unless extended, the plan will terminate on the last business day in April 2011.

Shares purchased under the plans totalled 6,230,418 in 2002, 2,830,682 in 2001 and 709,826 in 2000. As of December 31, 2002, there were 926 shares available for purchase under the plans. The plans have an automatic share increase feature whereby the number of shares reserved for issuance under the plans will automatically increase on the first trading day of January each year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event will any such annual increase exceed 6.0 million shares. Through December 31, 2002, we have reserved a total 14,242,533 shares of common stock for issuance under the plans. Based upon the number of shares of our common stock outstanding on December 31, 2002, an additional 4,328,530 shares will be reserved for issuance under the plans in January 2003.

We assumed an employee stock purchase plan maintained by Aspect as a part of our acquisition. The plan permitted eligible employees to purchase common stock at a discount, but only through payroll deductions, during 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. The price at which stock was sold under the purchase plan was equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower. We reserved 722,447 shares of our common stock for issuance under this plan. Shares purchased under this plan totalled 232,679 in 2001 and 203,094 in 2000. This plan was terminated upon completion of the final offering period in February 2001.

1995 Stock Option/Stock Issuance Plan.    The 1995 Stock Option/Stock Issuance Plan, a stockholder approved stock-based compensation plan, replaced our original 1992 Stock Plan. All options outstanding under the 1992 Plan were incorporated into the 1995 Plan; however, all outstanding options under the 1992 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants. The 1995 Plan is divided into three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

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

The 1995 Plan has an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 40.0 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion. Through December 31, 2002, we have reserved a total of 273,212,665 shares of common stock for issuance under the plan. Based upon the number of shares of our common stock outstanding on December 31, 2002, an additional 21,642,651 shares will be reserved for issuance under the plan in January 2003. Unless extended, the plan will terminate on April 11, 2011.

2001 Non-officer Stock Option/Stock Issuance Plan.    In March 2001, the Board of Directors adopted the 2001 Non-officer Stock Option/Stock Issuance Plan. Based on the provisions of the 2001 Plan, its adoption did not require stockholder approval and accordingly such approval was not obtained. Under the provisions of this

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan, 20,000,000 shares have been reserved for issuance. The 2001 Plan is divided into two equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program.

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

The Stock Issuance Program provides for the issuance of shares of our common stock to non-officer employees and consultants at any time, at such prices and on such terms as established by the plan administrator. Shares of our common stock may also be issued pursuant to share right awards that entitle the recipients to receive those shares upon the attainment of designated performance goals or the satisfaction of specified service requirements.

Assumed Stock Option Plans.    In connection with the acquisitions of various companies, we have assumed the stock option plans of each acquired company. While our stockholders approved some of the acquisitions, our stockholders have not specifically approved any of the assumed stock option plans. A total of 38.2 million shares of our common stock have been reserved for issuance under the assumed plans and the related options are included in the following table.

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans follows (in thousands, except per share amounts):

	Shares Available for Future Grants	Stock Rights Awards Outstanding	Options Outstanding
			Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2000	27,480	—	72,987	$7.47
Additional shares reserved	108,568	—	—	—
Granted and assumed	(71,637)	—	71,637	44.53
Exercised	—	—	(19,717)	5.05
Canceled/forfeited	9,556	—	(9,556)	30.50

Balance, December 31, 2000	73,967	—	115,351	29.32
Additional shares reserved	20,000	—	—	—
Granted	(85,068)	275	84,793	9.90
Exercised	—	—	(8,056)	6.40
Canceled/forfeited	58,972	(100)	(58,872)	45.77

Balance, December 31, 2001	67,871	175	133,216	11.05
Additional shares reserved	21,213	—	—	—
Granted	(36,246)	3,970	32,276	3.26
Exercised	—	(44)	(1,660)	2.41
Canceled/forfeited	55,527	(130)	(55,397)	13.13

Balance, December 31, 2002	108,365	3,971	108,435	$7.64

Stock-based compensation awards issued under the 1995 and 2001 Plans are subject to accelerated vesting under certain circumstances upon an acquisition of us in a merger or asset sale, except to the extent our

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase rights with respect to the underlying shares are to be assigned to the successor corporation. In addition, the plan administrator has the discretion to accelerate vesting of outstanding options upon consummation of any other transaction that results in a change in control.

Included in the 108,435,000 stock options outstanding as of December 31, 2002 were 40,046,000 incentive options and 68,389,000 nonqualified stock options. Included in the 108,365,000 shares available for grant as of December 31, 2002 were 81,755,000 shares related to our 1995 and 2001 Plans and 26,610,000 shares related to assumed plans. We do not intend to grant awards from the assumed plans.

Other information regarding options outstanding and options exercisable as of December 31, 2002, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number Of Shares	Weighted- Average Exercise Price
$ 0.00 — $1.00	11,838	$0.88	8.8	303	$0.48
1.01 — 2.50	1,826	1.60	8.5	153	2.09
2.51 — 3.75	14,443	3.40	2.7	14,412	3.40
3.76 — 5.50	37,591	4.31	5.7	24,468	4.34
5.51 — 8.50	23,688	6.92	5.7	14,876	7.28
8.51 — 12.75	6,671	9.96	4.7	5,506	9.96
12.76 — 20.00	4,893	16.70	4.6	3,478	16.64
20.01 — 30.00	1,944	22.20	5.3	1,465	22.07
30.01 — 40.00	2,990	38.05	5.1	1,723	37.89
40.01 — 50.00	466	47.13	4.5	299	46.89
50.01 — 65.00	742	55.90	3.1	604	55.13
65.01 — 80.00	1,159	74.75	3.8	863	74.11
80.01 — 95.00	184	86.54	3.0	149	85.95

Total	108,435	$7.91	5.7	68,299	$8.76

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2002, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. (in thousands, except per share amounts)

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	95,922	$7.68	74,445
Plans not approved by stockholders:
2001 Plan	12,646	5.84	7,310
Assumed plans of acquired companies	3,838	12.80	26,610

Total	112,406	$7.64	108,365

Stock Option Exchange Programs.    In March 2001, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were offered the opportunity, if they so elected by April 15, 2001, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than October 16, 2001. Our employees elected to voluntarily cancel 39.3 million stock options in connection with this program. On October 17, 2001, we completed our voluntary stock option exchange program and we granted 38.2 million new stock options to participating employees with an exercise price of $4.29 per share, which was the closing sales price of our common stock on that day as reported by the NASDAQ National Market. Under the terms of the program, participating employees received 1.1 new stock options for each stock option cancelled. The exchange program was organized to comply with applicable accounting standards then effective and, accordingly, no compensation charges related to this program were recognized. Members of our Board of Directors, executive officers and various other members of our senior management team were not eligible to participate in this program.

In December 2002, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were initially offered the opportunity, if they so elected by January 29, 2003, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than July 30, 2003. The exchange program was terminated in January 2003 following our decision to have our consolidated financial statements for the years ended December 31, 2001 and 2000  re-audited.

Cash Compensation for Stock Options Program.    In October 2001, we announced a voluntary “cash compensation for stock options” program whereby employees were given the opportunity to elect, by November 15, 2001, to receive a reduction in annual base salary for a twelve-month period starting on November 16, 2001 in exchange for stock options. The options were granted on November 16, 2001 and on December 21, 2001. The options were to vest in 24 equal monthly increments from the grant date. The program was organized to comply with applicable accounting standards then effective and, accordingly, no compensation charges related to this program were recognized.

In July 2002, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of options granted under this program. Effective July 23, 2002, all unvested options issued under this

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program were immediately vested. No compensation charge was recognized in connection with the acceleration of vesting because the fair market value of our stock on the modification date was less than the exercise price of the modified options.

12.    Restructuring Charges and Adjustments

2002 Restructuring Plan

Overview.    In July 2002, we initiated a global restructuring plan to further reduce our operating expenses and to bring them into alignment with our recent revenue levels. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, declining gross margins, net losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and we expect the remaining actions, such as additional office closures or consolidations and asset disposals, will be completed within one year from the date the charges were recorded.

Employee Severance and Termination Costs.    The accrual for employee severance and termination costs includes salaries, benefits, stock compensation and other costs related to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. The employee terminations were spread across most geographic areas and functions of our business, including administrative, professional and management positions. Only costs for involuntarily terminated employees are included in the restructuring charge. We expect payments for severance and termination costs as a result of the restructuring plan will be made within one year from the date the charges were recorded.

The following table summarizes the approximate number of employees terminated during 2002 by function and geographic region which are categorized as Americas, Europe, Middle East and Africa (EMEA), Japan or Asia Pacific (APAC). The majority of these employee terminations occurred during 2002. The remaining identified employees were impacted during the first quarter of 2003.

Function:		Geographic Region:
Sales and marketing	507	Americas	1,555
Services	506	EMEA	164
Research and development	637	Japan	48
General and administrative	216	APAC	99

	1,866		1,866

Office Closure and Consolidation Costs.    The office closure and consolidation accrual includes the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America, South America and Europe. As of December 31, 2002, the majority of office closings and consolidations were completed, with the remaining actions scheduled for completion within one year from the date the charges were recorded. Payments related to

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities closings under the 2002 restructuring plan will continue through the associated lease terms, which range from one to ten years.

The accrual for office closures and consolidations is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Significant subjective judgment and estimates must be made and used in calculating future sublease income. We analyzed current market conditions, including current lease rates in the respective geographic regions, vacancy rates and costs associated with subleasing, when we evaluated the reasonableness of future sublease income. While the current accrual represents our best estimate of our expected costs to exit these obligations, additional accruals may be required if we are not successful in our efforts to sublease these facilities or favorably terminate these leases due to weak market conditions or other reasons.

Asset Disposal Losses.    Asset disposal losses are write-offs of certain assets, consisting primarily of leasehold improvements, computer equipment and furniture and fixtures that based on our restructuring plan, were no longer necessary for our operations. These assets were taken out of service and disposed of in connection with the office closures and consolidations.

Total 2002 Restructuring Charges.    The following table summarizes the components of our restructuring charges recorded during the third and fourth quarters of 2002, the payments and non-cash charges in 2002 and the remaining accrual balance for the 2002 restructuring plan at December 31, 2002 included in accrued liabilities:

	Employee Severance and Termination	Office Closure and Consolidation	Non-cash Asset Disposal Losses	Total
2002 restructuring plan accrual:
Americas	$45,470	$34,352	$19,432	$99,254
EMEA	10,737	1,077	642	12,456
Japan	931	849	—	1,780
APAC	1,722	—	—	1,722
Adjustments to restructuring charges	(2,049)	(1,087)	(148)	(3,284)

Total 2002 restructuring charges	56,811	35,191	19,926	111,928
Non-cash charges in 2002	—	—	(19,926)	(19,926)
Payments in 2002	(50,655)	(466)	—	(51,121)

Remaining accrual balance as of December 31, 2002	$6,156	$34,725	$—	$40,881

2001 Restructuring Plan

Overview.    During 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to increasing net losses, declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001, with the remaining actions, including closing and consolidating identified offices, completed in 2002.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Severance and Termination Costs.    The accrual for employee severance and termination costs includes termination salaries, benefits, stock compensation, outplacement, employee relocation costs and other costs related to the employees involuntarily terminated worldwide. The total workforce reduction was accomplished through a combination of involuntary terminations and reorganizing operations to eliminate open positions resulting from normal employee attrition. The employee terminations were spread across most geographic areas and functions of our business, including administrative, professional and management positions. Only costs for involuntarily terminated employees are included in the restructuring charge. All payments for severance and termination costs accrued in connection with the 2001 restructuring plan have been made. The remaining accrual for employee severance and termination costs at December 31, 2002 primarily relates to potential legal actions.

The following table summarizes the approximate number of employees terminated during 2001 by function and geographic region:

Function:		Geographic Region:
Sales and marketing	840
Services	380	Americas	1,530
Research and development	430	EMEA	220
General and administrative	190	APAC	90

	1,840		1,840

Office Closure and Consolidation Costs.    Office closure and consolidation accrual includes the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several offices worldwide, including offices in North America and Europe. The majority of office closings and consolidations were completed in 2001, with the remaining actions completed in 2002. Payments related to office closings under the 2001 plan will continue through the associated lease terms, which range from one to fifteen years.

The accrual for office closure and consolidation is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Significant subjective judgment and estimates must be made and used in calculating future sublease income. We analyzed current market conditions, including current lease rates in the respective geographic regions, vacancy rates and costs associated with subleasing, when we evaluated the reasonableness of future sublease income. While the current accrual represents our best estimate of our expected costs to exit these obligations, additional accruals may be required if we are not successful in our efforts to sublease these facilities or favorably terminate these leases due to weak market conditions or other reasons.

Asset Disposal Losses.    Asset disposal losses are write-offs of certain assets, consisting primarily of leasehold improvements, computer equipment and furniture and fixtures that based on our restructuring plan, were no longer necessary for our operations. These assets were taken out of service and disposed of in connection with the office closures and consolidations.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total 2001 Restructuring Charges.    The following table summarizes the components of our restructuring charges recorded during the second through fourth quarters of 2001, the payments and non-cash charges in 2001, and the remaining accrual balance for the 2001 restructuring plan at December 31, 2002 and 2001 included in accrued liabilities:

	Employee Severance and Termination	Office Closure and Consolidation	Non-cash Asset Disposal Losses	Total
2001 restructuring accrual:
Americas	$48,052	$32,724	$9,733	$90,509
EMEA	12,659	9,116	1,249	23,024
APAC	1,252	—	—	1,252
Adjustments to restructuring charges	(1,257)	(234)	—	(1,491)

Total 2001 restructuring charges	60,706	41,606	10,982	113,294
Non-cash charges in 2001	—	—	(10,982)	(10,982)
Payments in 2001	(37,346)	(3,452)	—	(40,798)

Remaining accrual balance at December 31, 2001	23,360	38,154	—	61,514
Adjustments to accrual in 2002	(315)	(4,693)	4,693	(315)
Non cash charges in 2002	—	—	(4,693)	(4,693)
Payments in 2002	(18,632)	(19,247)	—	(37,879)

Remaining accrual balance at December 31, 2002	$4,413	$14,214	$—	$18,627

Consolidated Restructuring Accrual

The following table summarizes the activity in the restructuring accrual accounts related to all restructuring plans:

	Employee Severance and Termination	Office Closure and Consolidation	Non-cash Asset Disposal Losses	Total
Remaining accrual balance at December 31, 2001	$23,360	$38,154	$—	$61,514
Restructuring charges	56,811	35,191	19,926	111,928
Adjustments to accrual	(315)	(4,693)	4,693	(315)
Non cash charges in 2002	—	—	(24,619)	(24,619)
Payments in 2002	(69,287)	(19,713)	—	(89,000)

Remaining accrual balance at December 31, 2002	$10,569	$48,939	$—	$59,508

13.    Foreign Currency Risk Management

Because we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency hedging program utilizing foreign currency forward contracts to hedge selected nonfunctional currency exposures. The objective of this

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating income (expense) in the accompanying Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2002, we recognized net losses of $2.4 million on foreign currency forward contracts and net gains of $0.2 million on foreign currency transactions. During 2001, we recognized net gains of $0.2 million on foreign currency forward contracts and net losses of $3.0 million on foreign currency transactions. During 2000, we realized net losses of $3.2 million on foreign currency transactions.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of our foreign currency forward contracts as of December 31, 2002 and 2001 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on December 31, 2002 and 2001 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2002 and 2001 and no amounts related to these forward contracts were recorded in our financial statements.

		2002		2001
		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	2,444	$3,920	6,535	$9,502
Canadian Dollars	CAD	—	—	1,998	1,262
Danish Kroners	DKK	3,670	513	5,984	706
Hong Kong Dollars	HKD	2,179	280	—	—
Indian Rupees	INR	22,584	472	—	—
Singapore Dollars	SGD	685	391	1,310	707
Swiss Francs	CHF	1,279	928	14,042	8,391
Taiwan Dollars	TWD	11,619	336	—	—
Forward contracts to sell:
Australian Dollars	AUD	6,539	3,689	7,683	3,935
Brazilian Reals	BRL	1,170	327	2,369	977
Canadian Dollars	CAD	2,167	1,386	—	—
European Euros	EUR	12,605	13,097	21,136	18,554
Hong Kong Dollars	HKD	—	—	2,513	322
Indian Rupees	INR	—	—	168,362	3,402
Japanese Yen	JPY	1,063,745	8,892	2,311,436	17,556
South African Rand	ZAR	3,034	349	2,907	242
South Korean Won	KRW	304,913	254	—	—

Our foreign currency forward contracts include credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

14.    Income Taxes

Our provision (benefit) for income taxes consists of the following:

	2002	2001	2000
Current:
Federal	$4,469	$(58,641)	$42,424
State	—	757	6,822
Foreign	8,429	5,628	18,880
Deferred:
Federal	814,664	(184,824)	(186,408)
State	47,475	(5,151)	(13,801)
Foreign	14,259	4,798	865

Total	$889,296	$(237,433)	$(131,218)

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34.0% for 2002 and 2001 and 35.0% for 2000 to income before income taxes as follows:

	2002	2001	2000
Expense (benefit) computed at statutory rate	$(3,276)	$(2,705,140)	$(755,558)
Non-deductible amortization of goodwill and intangibles and write-offs of in-process research and development	—	2,452,572	632,472
State taxes, net of federal tax benefit	260	(5,332)	(9,422)
Research and development tax credits	(2,939)	(3,645)	(3,938)
Non-deductible meals and entertainment	1,314	1,913	1,553
Increase in valuation allowance	889,888	—	—
Other	4,049	22,199	3,675

Provision (benefit) for income taxes	$889,296	$(237,433)	$(131,218)

Deferred tax assets and liabilities at December 31, 2002 and 2001 are comprised of the following:

	2002	2001
Deferred tax assets:
Foreign tax credits	$4,371	$3,375
Deferred revenue	80,710	201,047
Accrued liabilities	46,757	60,821
Allowance for bad debts	369	7,081
Research and development tax credits	12,907	11,658
Net operating losses	543,555	533,220
Acquired intangibles	75,820	67,176
Capitalized expenses	111,273	—
Other	30,369	21,442

Total deferred tax assets	906,131	905,820
Deferred tax liabilities:
Acquired intangibles	(411)	(22,463)
Other	(2,256)	(3,488)

Total deferred tax liabilities	(2,667)	(25,951)
Valuation allowance for net deferred tax assets	(905,720)	(15,832)

Net deferred tax (liabilities) assets	$(2,256)	$864,037

We consider the earnings of foreign subsidiaries to be permanently reinvested outside the U.S. and, accordingly, no U.S. income tax on these earnings has been provided. Aggregate unremitted earnings of foreign subsidiaries, for which U.S. income taxes have not been provided, totalled $54.1 million and $57.5 million as of December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, we had $1.5 billion and $1.5 billion, respectively, of U.S. federal net operating loss carryforwards and $12.9 million and $11.7 million, respectively, of research and development carryforwards. The federal net operating loss carryforwards expire in the years 2006 through 2022 and are subject to certain annual limitations. The federal research and development carryforwards expire in the years 2005 through 2022. We had $27.0 million and $19.0 million of foreign net operating loss carryforwards at

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001, respectively. Foreign net operating loss carryforwards totaling $25.5 million at December 31, 2002 have no expiration date, while the remaining $1.5 million expire in 2007.

Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. Since then, we have adjusted our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. Failure to achieve profitability may prevent us from utilizing these assets, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Prior to 2002, the valuation allowance related to deferred tax assets acquired in our acquisitions. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

We paid income taxes of $12.3 million in 2002, $5.6 million in 2001 and $2.7 million in 2000.

15.    Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions designed to help enterprises optimize business processes both internally and among trading partners. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	2002	2001	2000
Americas	$706,228	$491,416	$306,780
EMEA	148,523	273,678	308,500
Japan	52,935	110,031	57,260
APAC	690	217	—

	$908,376	$875,342	$672,540

Revenues from international operations totalled $202.1 million in 2002, $383.9 million in 2001 and $365.8 million in 2000. Siemens AG accounted for 10.5% of total revenue in 2002. No other individual customer accounted for more than 10% of our total revenues during 2001 or 2000.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	2002	2001
Americas	$89,256	$822,394
EMEA	19,204	14,812
Japan	6,232	8,309
APAC	1,485	2,179

	$116,177	$847,694

16.    New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”    SFAS No. 145 clarifies and simplifies existing accounting pronouncements related to gains and losses from debt extinguishments and certain lease modifications and eliminates certain transitional accounting standards that are no longer necessary. This statement also makes minor technical corrections to various other existing pronouncements. Certain provisions of this statement became effective for us on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002 did not have a significant impact our financial statements. Due to the adoption of this standard, the gain on early extinguishment of our TSC promissory note in the second quarter of 2003 will be recorded in other income and expense (see Note 17 — Subsequent Events).

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”    SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard on January 1, 2003 is not expected to have a significant impact on the our financial statements; however, the statement will impact the way we account for any future restructuring activities.

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”    SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires additional disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 31, 2002. The disclosure provisions of SFAS No. 148 were adopted for our 2002 financial statements (See Note 1 — Summary of Significant Accounting Policies).

Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.”    FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of FIN 45 is not expected to have a material impact on our financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in our consolidated financial statements for December 31, 2002 (see Note 1 — Summary of Significant Accounting Policies and Note 9 – Commitments and Contingencies).

17.    Subsequent Events

In April 2003, we obtained a waiver letter under our $20 million letter of credit line pursuant to which the lender that waived, to and including July 15, 2003, any and all defaults and events of default under the line that occurred or that could occur as a result of or in connection with the re-audit and restatement of our financial statements. On April 30, 2003 this line expired and we negotiated a new letter of credit line for $15.0 million with another lender. Under the new line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the new line. The new line contains a letter of credit fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily unused amount of the line. The new line has no financial covenants and expires on April 29, 2004.

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in October 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. The remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded upon executing this agreement.

On June 6, 2003, we prepaid our $60.9 million convertible promissory note that we originally issued in connection with the acquisition of TSC. The note had a maturity date of September 23, 2003 and is described in Note 8 — Borrowings. We paid $59.2 million of cash to the holder of the note as payment and satisfaction in full of the principal amount of, and all accrued interest under, the note and our remaining obligations under the acquisition agreement. The amount paid in settlement of the note and those obligations represents approximately a 5.5% discount to the principal and interest accrued under the note through the date of prepayment.