Form 10-Q
period 2003-03-31
I2 TECHNOLOGIES INC
filed 2003-08-12
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 1, 2003 the Registrant had 432,853,021 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$391,442	$402,177
Restricted cash	12,086	12,052
Short-term investments, at fair value	10,000	10,000
Accounts receivable, net of allowance for doubtful accounts of $8,715 and $10,368	38,865	45,764
Deferred contract costs	12,391	14,332
Other current assets	34,802	32,721

Total current assets	499,586	517,046

Long-term investments, at fair value	28,137	33,016
Premises and equipment, net	44,236	59,814
Intangible assets, net	6,288	7,223
Goodwill	15,854	15,854
Other assets	271	270

Total assets	$594,372	$633,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,757	$24,176
Accrued liabilities	108,344	137,931
Accrued compensation and related expenses	29,095	40,663
Deferred tax liabilities	2,290	2,246
Current portion of long-term debt	60,930	60,930
Deferred revenue	279,886	319,292

Total current liabilities	504,302	585,238

Non-current deferred tax liabilities	35	10
Long-term debt	350,000	350,000

Total liabilities	854,337	935,248

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 432,853 shares issued and outstanding	108	108
Additional paid-in capital	10,378,634	10,378,747
Deferred compensation	(3,097)	(3,563)
Accumulated other comprehensive loss	(2,226)	(2,601)
Accumulated deficit	(10,633,384)	(10,674,716)

Net stockholders’ deficit	(259,965)	(302,025)

Total liabilities and stockholders’ deficit	$594,372	$633,223

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(As restated, see note 2)
Revenues:
Software licenses	$19,149	$26,464
Contract	65,882	94,914
Services	38,573	42,875
Maintenance	34,345	38,277

Total revenues	157,949	202,530
Costs and expenses:
Cost of revenues:
Software licenses	283	4,330
Contract	13,418	35,599
Amortization of acquired technology	145	6,631
Services and maintenance	36,774	38,345
Sales and marketing	28,450	62,873
Research and development	15,976	54,917
General and administrative	14,379	18,054
Amortization of intangibles	423	3,616
Restructuring charges and adjustments	253	130

Total costs and expenses	110,101	224,495

Operating income (loss)	47,848	(21,965)
Non-operating income (expense), net:
Interest income	1,650	4,590
Interest expense	(5,767)	(5,826)
Realized gains on investments, net	—	5,532
Foreign currency hedge and transaction losses, net	(409)	(393)
Other income (expense), net	(492)	(456)

Total non-operating income (expense), net	(5,018)	3,447

Income (loss) before income taxes	42,830	(18,518)
Provision (benefit) for income taxes	1,498	(6,274)

Net income (loss)	$41,332	$(12,244)

Earnings (Loss) per common share:
Basic	$0.10	$(0.03)

Diluted	$0.09	$(0.03)

Weighted-average common shares outstanding:
Basic	432,850	424,916
Diluted	477,524	424,916
Comprehensive income (loss):
Net income (loss)	$41,332	$(12,244)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	121	(9,451)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in income (loss)	—	(5,532)

Net unrealized gain (loss)	121	(14,983)
Foreign currency translation	279	(708)
Tax effect of other comprehensive income (loss)	(44)	5,394

Total other comprehensive income (loss)	356	(10,297)

Total comprehensive income (loss)	$41,688	$(22,541)

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$41,332	$(12,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,394	21,079
Write-down of equipment	349	—
Provision (credit) for bad debts charged to costs and expenses	(594)	2,165
Amortization of deferred compensation	352	115
Net (gain) loss realized on investments	—	(5,532)
Deferred income taxes	30	(13,845)
Tax benefit from stock option exercises	—	839
Changes in operating assets and liabilities:
Restricted cash	(34)	(6,055)
Accounts receivable, net	7,855	29,155
Deferred expenses	3,081	12,848
Other assets	(3,191)	(12,829)
Accounts payable	(405)	(2,261)
Accrued liabilities	(20,679)	(31,315)
Accrued compensation and related expenses	(11,542)	(6,135)
Deferred revenue	(39,729)	(47,206)

Net cash used in operating activities	(15,781)	(71,221)

Cash flows from investing activities:
Purchases of premises and equipment	(97)	(4,265)
Proceeds from sale of real estate	—	12,474
Net change in short-term investments	—	42,703
Purchases of long-term investments	—	(1,000)
Proceeds from sales of long-term investments	5,000	10,420
Purchases of long-term debt securities	—	(65,283)
Investments designated as restricted cash	—	6,055

Net cash provided by investing activities	4,903	1,104

Cash flows from financing activities:
Net proceeds from option exercises and stock issued under employee stock purchase plans	1	5,284

Net cash provided by financing activities	1	5,284
Effect of exchange rates on cash	142	58

Net change in cash and cash equivalents	(10,735)	(64,775)
Cash and cash equivalents at beginning of period	402,177	538,045

Cash and cash equivalents at end of period	$391,442	$473,270

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

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

Basis of Presentation. The unaudited condensed consolidated financial statements of the Company have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on July 21, 2003 with the Securities and Exchange Commission (2002 Annual Report on Form 10-K).

Stock-Based Compensation Plans. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement of Financial Accountings Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The following pro forma information presents net loss and loss per common share for the three months ended March 31, 2003 and 2002 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During the second quarter of 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three months ended March 31, 2003.

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$41,332	$(12,244)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2002	321	(74)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2002	(46,260)	(53,902)

Pro forma net loss	$(4,607)	$(66,220)

Earnings (loss) per common share – Basic:
As reported	$0.10	$(0.03)
Pro forma	(0.01)	(0.16)

Earnings (loss) per common share – Diluted:
As reported	$0.09	$(0.03)
Pro forma	(0.01)	(0.16)

Adoption of Accounting Standards

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies and simplifies existing accounting pronouncements related to gains and losses from debt extinguishments and certain lease modifications and eliminates certain transitional accounting standards that are no longer necessary. This statement also makes minor technical corrections to various other existing pronouncements. Certain provisions of this statement became effective for us on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002 did not have a significant impact on our financial statements. Due to the adoption of this standard, the gain on early extinguishment of our Trade Services Corporation (TSC) promissory note in the second quarter of 2003 will be recorded in other income and expense (see Note 10 – Subsequent Events).

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard on January 1, 2003 did not have a significant impact on our financial statements; however, the statement will impact the way we account for any future restructuring activities.

Reclassifications. Some items in prior year financial statements have been reclassified to conform to the current year presentation.

2. Restatement

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2001 and for the first three quarters of 2002, we determined the need to adjust the accounting with respect to certain transactions as discussed in our 2002 Annual Report on Form 10-K. The revenue adjustments that were made mostly resulted in revenue being deferred and recognized in subsequent periods, although in certain situations the adjustments resulted in revenue reversals. The adjustments included amounts deferred and reversed as a result of our application of the principles of contract accounting and amounts reversed as a result of the presence of concurrent transactions. We also made certain deferrals and reversals to our expenses in connection with these revenue adjustments and made certain other adjustments to our expenses. As a result of these adjustments to our revenues and expenses, we made certain income tax-related adjustments, discussed below. Accordingly the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2002 have been restated.

Restatement Impact on Net Income (Loss)

(In millions, except per share data)

	Quarter Ended March 31, 2002
	(As Reported)	(As Restated)	Difference
Net Revenue adjustments	$168.4	$202.5	$34.1
Expense adjustments, including operating expense and other income and expense	$222.7	$221.0	$1.7
Income tax adjustment	$(19.6)	$(6.3)	$(13.3)

Total decrease of net loss	$(34.8)	$(12.2)	$22.5
Effect on loss per share Basic and diluted	$(0.08)	$(0.03)	$0.05

The following discussion provides additional information regarding these adjustments.

Net Revenue Adjustments

Net Contract Revenue and Related Expense Adjustments

As a result of a comprehensive review of revenue recognition practices conducted by senior management in connection with the restatement, which involved an extensive in-depth review and analysis of data and other information accumulated during the course of the re-audits from various sources within our company, we determined the need to change the accounting for a number of transactions from revenue recognition under Statement of Position (SOP) 97-2, “Software Revenue Recognition,” to revenue recognition under SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” referred to as contract accounting. This determination was made because we concluded that in some instances our services were essential to the functionality of certain software products we licensed and that contract accounting was therefore the appropriate accounting treatment for these transactions. We concluded that our services were essential to the functionality of certain software products we licensed for a variety of reasons, including (i) expansion of the use of such products into new industries and markets, (ii) communications with customers which established certain expectations inconsistent with the capabilities of products at the time of sale, (iii) significant performance and product-readiness issues related to certain products, and/or (iv) the requirement of significant customization, modifications or additions to products to meet the customers’ expectations or intended purposes.

Applying contract accounting to these transactions required that the recognition of license, services and/or maintenance revenue for these transactions be deferred and recognized in subsequent periods. The deferral and related revenue recognition is based on the applicability of either the percentage of completion method or the completed contract method of accounting. The percentage of completion method requires revenue to be recorded as the implementation is completed and the completed contract method requires revenue to be recorded only when we have satisfied all of our product and/or service delivery obligations to the customer.

We do not have “fair value” for our license revenue as a result of our varied discounting practices. Accordingly, under SOP 97-2 we have recognized revenue under the residual method which has prevented us from allocating license revenue among the individual products licensed to a customer. As a result, if a determination is made that our services are essential to the functionality of any single software product or group of products licensed to a customer as part of a larger bundle of our software products, then the license, services and/or maintenance revenue associated with the entire bundle must be accounted for in accordance with SOP 81-1. This is so even if the software product for which our services are essential has not been implemented by the customer. As a result of this treatment, in numerous situations we deferred all license, maintenance and/or services revenue associated with transactions in which our customers have implemented many parts of a software bundle and have paid us in full.

In these situations, we deferred license, services and/or maintenance revenue because the customer retained the license right to the non-implemented software product for which our services have been deemed to be essential. Once payment from the customer is received, these amounts remain on the balance sheet as deferred revenue until an event occurs to allow revenue to be recognized under SOP 81-1. There are a limited number of transactions that remain in deferred revenue at March 31, 2003 in which certain non-implemented software products for which services are essential are no longer being licensed by us. In these cases, we believe it is unlikely that the customer will implement these software products, although most are using other products and services from us. While we will attempt to resolve these situations with the customers involved in order to enable recognition of the deferred revenue in question, we cannot predict how successful we will be in doing so.

Revenue and Expense Reversals – Contract Accounting

With respect to certain transactions that are now being accounted for under contract accounting rules, we were not paid all amounts due to us or we incurred transaction-related settlement expenses. In each of these cases we reversed revenue equal to the amount of such payment shortfall and/or settlement expense. These payment shortfalls and settlement expenses, formerly recorded as bad debt or customer litigation expenses, were also reversed.

Revenue and Expense Reversals — Concurrent Transactions

We also identified four transactions which were concluded at or about the same time as other arrangements with the same customers and with respect to which we were unable to determine that we had paid or received “fair value” for the products or services involved. The principal transaction was our license of software to International Business Machines Corporation (IBM) in the first quarter of 2000. We have determined that our license of software to IBM and the concurrent arrangements with IBM should be accounted for as a single transaction.

Expense Adjustments

We also identified several accrued expense items for which we made adjustments to the amount of the liability, the timing of recording the liability or the timing of releasing the liability. These adjustments related to our accrued compensation and related expenses, including the accruals related to vacation, employee health plans and potential bonus payouts. Finally, the original accounting treatment with respect to certain business combinations was modified. As a result, we adjusted the allocation of purchase price on certain acquisitions and the related amortization of intangibles and goodwill.

Income Tax Adjustments

As a result of these adjustments to our revenues and expenses, we also made certain income tax-related adjustments.

Net Income

The statement of operations impact of the adjustments described above is to decrease our net loss by $22.5 million during the first quarter of 2002, as summarized below:

	Three Months Ended March 31, 2002
	As Reported	As Restated	Difference
Revenues:
Software licenses	$58,615	$26,464	$(32,151)
Contract	—	94,914	94,914
Services	60,853	42,875	(17,978)
Maintenance	48,946	38,277	(10,669)

Total revenues	168,414	202,530	34,116
Costs and expenses:
Software licenses	16,257	4,330	11,927
Contract	—	35,599	(35,599)
Amortization of acquired technology	7,722	6,631	1,091
Services and maintenance	59,978	38,345	21,633
Sales and marketing	62,897	62,873	24
Research and development	56,005	54,917	1,088
General and administrative	20,343	18,054	2,289
Amortization of intangibles	3,232	3,616	(384)
Restructuring charges and adjustments	(257)	130	(387)

Total costs and expenses	226,177	224,495	1,682

Operating loss	(57,763)	(21,965)	35,798
Non-operating income (expense), net:
Interest income	4,589	4,590	(1)
Interest expense	(5,821)	(5,826)	5
Realized gains on investments, net	5,532	5,532	—
Foreign currency hedge and transaction losses, net	(394)	(393)	(1)
Other expense, net	(454)	(456)	2

Non-operating income (expense), net	3,452	3,447	5

Loss before income taxes	(54,311)	(18,518)	35,793
Benefit for income taxes	(19,552)	(6,274)	(13,278)

Net loss	$(34,759)	$(12,244)	$22,515

Loss per common share:
Basic and diluted	$(0.08)	$(0.03)	$0.05

3. Investment Securities

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

	March 31, 2003	December 31, 2002
Short-term time deposits	$40,269	$9,313
Obligations of state and local municipalities	111,400	202,700
Corporate bonds and notes and commercial paper	104,396	114,781

	$256,065	$326,794

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2003
Obligations of state and local municipalities	$10,000	$—	$—	$10,000

December 31, 2002
Obligations of state and local municipalities	$10,000	$—	$—	$10,000

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the condensed consolidated balance sheets. All long-term debt securities outstanding at March 31, 2003 will contractually mature within 18 months. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2003
U.S. government obligations	$28,000	$127	$—	$28,127
Corporate equity securities	6	4	—	10

	$28,006	$131	$—	$28,137

December 31, 2002
U.S. government obligations	$33,000	$10	$—	$33,010
Corporate equity securities	6	$—	—	6

	$33,006	$10	$—	$33,016

As of March 31, 2003 and December 31, 2002, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies.

4. Intangible Assets and Goodwill

Intangible Assets. During the third quarter of 2002, we tested our identified intangible assets for impairment and recorded an impairment charge of approximately $37.7 million. In testing these assets for potential impairment, we categorized and analyzed the assets in asset groups by related acquisition as follows: (i) Aspect / SupplyBase, (ii)

Rightworks, (iii) Trade Service Corporation, and (iv) certain IBM assets. Using internal projections and historical run rates, we estimated the future cash flows for the asset groups to first determine if the intangible assets were impaired. Upon determining the existence of an impairment, we then discounted the future projected cash flows over the remaining useful lives of the primary assets to estimate their current fair value. The estimated future cash flows were discounted using our estimated weighted average cost of capital. The amount of the impairment charge represents the difference between the estimated fair value and the carrying amount of the asset groups prior to impairment. The impairment was then allocated to the individual assets within the corresponding asset group.

Intangible assets, excluding debt issuance costs, as of March 31, 2003 and December 31, 2002 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2003
Content databases	$110,500	$(110,429)	$71
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(117,797)	803
Relationships	12,500	(12,415)	85
Intellectual property	2,000	(2,000)	—

	$290,300	$(289,341)	$959

December 31, 2002
Content databases	$110,500	$(110,411)	$89
Installed customer base	46,700	(46,317)	383
Developed technology	118,600	(117,653)	947
Relationships	12,500	(12,393)	107
Intellectual property	2,000	(2,000)	—
Other	8	—	8

	$290,308	$(288,774)	$1,534

Accumulated amortization as of March 31, 2003 and December 31, 2002, includes the impairment charges of $57.5 million for content databases; $21.5 million for installed customer base; $36.7 million for developed technology; and $8.5 million for relationships recorded during 2002 and 2001.

Amortization expense related to intangible assets totalled $0.6 million and $10.2 million during the three months ended March 31, 2003 and 2002, respectively.

In conjunction with testing for impairment, we were also required to review and assess the estimated useful lives of the remaining intangible assets. This analysis led to adopting an accelerated remaining useful life for the remaining relationships intangible asset. The remaining useful life for the relationships assets was modified to 18 months from the original useful life of 42 months. The remaining useful lives of the other intangible assets were not changed. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2003 is as follows:

Remainder of 2003	$552
2004	407

Total	$959

Goodwill. On January 1, 2002, in accordance with SFAS No. 142, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard. The Company intends to complete its annual impairment test for 2003 during the fourth quarter. Goodwill totalled $15.9 million at March 31, 2003 and December 31, 2002.

5. Borrowings and Debt Issuance Costs

In March 2001, we issued a $60.9 million convertible promissory note in connection with our acquisition of TSC. The note matures on September 23, 2003 and bears interest of 7.5% per annum which is payable in annual installments on each anniversary date of the note and upon maturity. The note provides that at any time on or after March 23, 2002, we may convert the note into shares of our common stock based upon the “trading average” of our stock. The trading average is the average of the last sale prices of our common stock as reported on the NASDAQ National Market for the three consecutive trading days immediately prior to the conversion date. If the trading average is $60.00 per share or less, then the number of shares issued upon conversion will be determined by dividing the outstanding principal balance and accrued interest on the note by the trading average. If the trading average is greater than $60.00 per share, then the number of shares issued upon conversion will be the average of (a) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the average of $60.00 and the trading average and (b) the average of (i) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by $60.00 and (ii) the quotient derived by dividing the outstanding principal balance and accrued interest on the note by the trading average. The note is also convertible by the holder at any time the trading average exceeds $60.00 per share using the same conversion formula as set forth in the previous sentence. Whether the note is converted at our option or at the option of the holder, the entire outstanding principal balance and accrued interest payable on the note must be converted. The aggregate number of shares of our common stock issued pursuant to the conversion of the note cannot exceed 39.0 million shares. Any portion of the note that may not be converted into shares of our common stock as a result of this limitation will instead be paid in cash. The principal balance of the note totalled $60.9 million at March 31, 2003 and December 31, 2002. On June 6, 2003 we prepaid this convertible promissory note (see Note 10 – Subsequent Events).

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2003, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at March 31, 2003 and December 31, 2002.

This indenture governing our $350 million of convertible subordinated notes due in December 2006 requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due to be filed with the SEC, and the indenture contains a 60-day cure period for covenant non-compliance. In the event that we were unable to cure such non-compliance within the 60-day cure period, we would then be in default under the convertible subordinated notes. The cure period commences upon delivery of notice of non-compliance to us. To date, we have not received notice of non-compliance from the trustee or the debt holders. With the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2003 (and the delivery of such filing to the indenture trustee), we believe that we will cure our non-compliance with the reporting covenants in the indenture.

Debt Issuance Costs. Unamortized debt issuance costs totalled $5.3 million and $5.7 million at March 31, 2003 and December 31, 2002, respectively, and are included in intangibles, net in the accompanying condensed consolidated balance sheets. Debt issuance costs, initially recorded in connection with our issuance of $350.0 million in convertible debt in 1999, are amortized at a rate of $1.5 million per year over the life of the debt, which matures in December 2006. Amortization of debt issuance costs is reported as a component of other non-operating expense in the accompanying condensed consolidated statements of operations.

6. Restructuring Charges and Adjustments

2002 Restructuring Plan. In July 2002, we initiated a global restructuring plan to further reduce our operating expenses and to bring them into alignment with our recent revenue levels. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and we expect the remaining actions, such as additional office closures or consolidations and asset disposals, will be completed within one year from the date the charges were recorded.

2001 Restructuring Plan. During 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to increasing net losses, declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001, with the remaining actions, including closing and consolidating identified offices, completed in 2002.

Consolidated Restructuring Accrual

The following table summarizes the 2003 restructuring related payments and the components of the remaining restructuring accruals at December 31, 2002 and March 31, 2003:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2002	$10,569	$48,939	$59,508
Non-cash utilization in the first quarter of 2003	—	(8,868)	(8,868)
Payments in the first quarter of 2003	(5,559)	(8,233)	(13,792)

Remaining accrual balance at March 31, 2003	$5,010	$31,838	$36,848

7. Stockholders’ Deficit and Earnings (Loss) Per Common Share

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, stock rights awards and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands):

	2003	2002
Basic earnings per share of common stock – weighted average common shares outstanding	432,850	424,916

Effect of dilutive securities:
Outstanding stock option, warrant, and stock rights awards	5,674	—
Convertible debt	39,000	—

Diluted earnings per share – weighted average common and common equivalent shares outstanding	477,524	424,916

As a result of the net loss incurred during 2002, options to purchase 25.8 million shares of common stock and debt convertible into 12.0 million shares of common stock were excluded from the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share because their effect would have been anti-dilutive. Had we reported net income, these securities would have been included in the dilutive share computation.

8. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions designed to help enterprises optimize business processes both internally and among trading partners. Statement of Financial Accounting Standards (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Regions are categorized as Americas, Europe, Middle East and Africa (EMEA), Japan or Asia Pacific (APAC). Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended March 31,
	2003	2002
Americas	$112,646	$145,350
EMEA	26,604	30,076
Japan	9,912	17,782
APAC	8,787	9,322

	$157,949	$202,530

Revenues from international operations totalled $48.0 million and $63.6 million during the three months ended March 31, 2003 and 2002, respectively.

During the periods presented, no individual customer accounted for more than 10% of total revenues.

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	March 31, 2003	December 31, 2002
Americas	$68,986	$89,256
EMEA	19,016	19,204
Japan	1,379	1,485
APAC	5,405	6,232

	$94,786	$116,177

9. Commitments and Contingencies

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

Class Action and Derivative Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases have been consolidated, and in August 2001 plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 and February 26, 2001. In July 2003, the Court issued an order that consolidated, for purposes of pre-trial matters only, this class action with the class action complaints, described below, that were filed in April 2003 against the company. We continue to vigorously defend against this lawsuit. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming the company as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We filed a motion to dismiss the action on February 19, 2002 and the motion was granted on October 8, 2002. Plaintiffs filed an appeal of the decision on October 15, 2002 and this appeal is still pending. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Restatement Class Action Litigation and Derivative Litigation

Beginning in April 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we would re-audit certain of our consolidated financial statements and that there would be material adjustments to our financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003. In July 2003, the Court issued an order that consolidated, for purposes of pre-trial matters only, these class action complaints with the class action, described above, that commenced in March 2001 against the company. We continue to vigorously defend against these lawsuits. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April and May 2003, two purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) causing us to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, and (ii) selling shares of our common stock while in possession of material adverse non-public information regarding our financial statements and securing personal loans using our allegedly artificially inflated stock price. As stated, the complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In July 2003, the Court issued an order that consolidated, for purposes of pre-trial matters only, these two purported shareholder derivative lawsuits and plaintiffs amended their consolidated complaint to add a claim that our Chief Executive Officer and Chief Financial Officer violated section 304 of the Sarbanes-Oxley Act of 2003 seeking to recover from them (a) bonuses and equity-based compensation, and (b) profits realized from sales of securities of the company. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

In May 2003, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our current Chief Executive Officer, Chief Financial Officer and directors, naming the company as a nominal defendant. The suit claims that our Chief Executive Officer and Chief Financial Officer violated section 304 of the Sarbanes-Oxley Act of 2003 and seeks to recover from them (a) bonuses and equity-based compensation, and (b) profits realized from sales of securities of the company. The suit also names our current directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. As stated, the complaint is derivative in nature and does not seek relief from the company. However, the company has entered into indemnification agreements in the ordinary course of business with our Chief Executive Officer, Chief Financial Officer and directors and we may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Other Litigation

We are subject to various other claims and legal actions, including claims and legal actions from former employees and certain customers. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

The adverse resolution of any one or more of these matters, discussed in this Note 9 – Commitments and Contingencies, over and above the amount that has been estimated and accrued in the current condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

Indemnification Agreements. We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we plan to advance or indemnify certain directors, officers and employees for fees and expenses incurred by them in connection with the internal review resulting in the restatement of our consolidated financial statements, the related SEC investigation and legal proceedings and other matters.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we plan to advance certain officers and employees for fees and expenses incurred by them in connection with the internal review resulting in the restatement of our consolidated financial statements, the related SEC investigation and legal proceedings and other matters.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited; however, we have Director and Officer insurance that should limit our exposure and enable us to recover a portion of any future amounts paid in regards to officers and directors. Additionally, our corporate by-laws allow us to choose to indemnify any employee of the Company for certain events or occurrences while the employee is, or was serving, at our request in such capacity. There have been no amounts advanced as of March 31, 2003.

10. Subsequent Events

In April 2003, we obtained a waiver letter under our $20 million letter of credit line pursuant to which the lender waived, to and including July 15, 2003, any and all defaults and events of default under the line that occurred or that could occur as a result of or in connection with the re-audit and restatement of our financial statements. On April 30, 2003 this line expired and we negotiated a new letter of credit line for $15.0 million with another lender. Under the new line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the new line. The new line contains a letter of credit fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. The new line has no financial covenants and expires on April 29, 2004.

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in October 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded.

On June 6, 2003, we prepaid our $60.9 million convertible promissory note that we originally issued in connection with the acquisition of TSC. The note had a maturity date of September 23, 2003. We paid $59.2 million in cash to the holder of the note as payment and satisfaction in full of the principal amount of, and all accrued interest under, the note and our remaining obligations under the acquisition agreement. The amount paid in settlement of the note and those obligations represents approximately a 5.5% discount to the principal and interest accrued under the note through the date of prepayment.

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

Application of Critical Accounting Policies And Accounting Estimates

There have been no changes to our critical accounting policies since we filed our 2002 Annual Report on Form 10-K on July 21, 2003.

RESULTS OF OPERATIONS

The following discussion and analysis gives effect to the restatement described above in Note 2 – Restatement in the accompanying notes to condensed consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously-filed quarterly reports and our annual reports prior to our 2002 Annual Report on Form 10-K.

The following table sets forth the percentages of total revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of the consolidated financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licenses	12.1%	13.1%
Contract	41.7%	46.9%
Services	24.4%	21.2%
Maintenance	21.8%	18.8%

Total revenues	100.0%	100.0%

Costs and expenses:
Cost of revenues:
Software licenses	0.2%	2.1%
Contract	8.5%	17.6%
Amortization of acquired technology	0.1%	3.3%
Services and maintenance	23.3%	18.9%
Sales and marketing	18.0%	31.0%
Research and development	10.0%	27.1%
General and administrative	9.1%	8.9%
Amortization of intangibles	0.3%	1.8%
Restructuring charges and adjustments	0.2%	0.1%

Total costs and expenses	69.7%	110.8%

Operating income (loss)	30.3%	(10.8)%
Non-operating income (expense), net:
Interest income	1.0%	2.3%
Interest expense	(3.7)%	(2.9)%
Realized gains on investments, net	0.0%	2.7%
Foreign currency hedge and transaction losses, net	(0.2)%	(0.2)%
Other expense, net	(0.3)%	(0.2)%

Total non-operating income (expense), net	(3.2)%	1.7%

Income (loss) before income taxes	27.1%	(9.1)%
Provision (benefit) for income taxes	0.9%	(3.1)%

Net income (loss)	26.2%	(6.0)%

Revenues

Revenues consist of software license revenues, contract revenues, service revenues and maintenance revenues, and are recognized in accordance with SOP 81-1, “Accounting for Certain Construction Type and Certain

Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.” Total revenues decreased $44.6 million, or 22%, in the three months ended March 31, 2003 as compared to the same period in 2002. We derived substantially all of our revenues from licenses associated with our software products and content databases, and related services and maintenance. Details of our revenues are presented below.

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenues totalled $19.1 million, or 12% of total revenues, for the three months ended March 31, 2003, decreasing $7.3 million, or 28%, from the same period in 2002.

Revenue from software product sales totalled $9.4 million, or 49%, of our total software license revenue for the three months ended March 31, 2003, as compared to $15.3 million, or 58%, of total software license revenue for the three months ended March 31, 2002. The decrease in revenue from software product sales during the comparable periods was the result of a decline in sales arising from continued softness in demand, uncertainties related to our financial condition and the re-audit of our financial statements, sales and other deal execution issues, reduction in sales and marketing capacity and increased competition, among other factors. Poor economic conditions, among other factors, have continued to suppress technology and capital spending by customers and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly impacted by the poor economic conditions. We have also experienced customer dissatisfaction that has negatively altered our reputation in the market and contributed to the decline in our revenue from software product sales. Based on our recent financial performance and the other matters referred to in Note 2 –Restatement, in the accompanying notes to condensed consolidated financial statements, our customers and prospects have also voiced concerns about our continued financial viability that may have contributed to the decline of our total revenues. Further, the delay or cancellation of software implementations by customers may have contributed to the decline in license sales. Despite our efforts to generate demand and develop growth in other areas, our success has been limited and there can be no assurance that our business will stabilize or that we will be able to effectively develop future revenue growth from software product sales.

Revenue from content subscriptions and other revenue classified as software license revenue totalled $9.7 million, or 51%, of total software license revenue for the three months ended March 31, 2003, as compared to $11.2 million, or 42%, of our total software license revenue for the three months ended March 31, 2002. The decline in revenue from content subscriptions and other revenue classified as software license revenue is primarily attributable to increased competition in the market, specifically as related to price pressure, a decline in content subscription renewals and a decline in the market growth of content and content services.

Our account teams, led by sales representatives and consulting managers, are responsible for most of our software license and contract revenue. Although we believe direct sales will continue to account for most of our software license and contract revenue for the foreseeable future, our objectives include continuing indirect sales activities through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. There can be no assurance that our efforts to further expand indirect sales of our software products and content subscriptions will be successful or that such indirect sales will continue in the future.

Contract. Contract revenue consists of fees generated from development services projects (which includes the related license, services and maintenance fees) as well as license, services and maintenance revenue from those transactions for which we determined in connection with our recent restatement to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1. Contract revenue totalled $65.9 million, or 42% of total revenue for the three months ended March 31, 2003, a decrease of $29.0 million, or 31%, compared to the same period for 2002. The decrease in contract revenue is a result of fewer contracts being recognized on a percentage of completion or completed contract basis in the first quarter of 2003 as compared to the earlier comparable period. In the future, we expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has been reduced and we can provide no assurance as to whether or when we will be able to recognize such revenue.

Revenue from development services projects totalled $9.3 million, or 14%, of our total contract revenue in the three months ended March 31, 2003, as compared to $7.4 million, or 8%, of total contract revenue in the same period a year earlier. The increase in revenue from development services is a result of a payment of approximately $3.6 million arising from the termination of a development services contract. Excluding the effects of this payment, we expect development services revenue to moderately increase over the long-term.

Services. Services revenue consists of fees generated by providing services to customers, including consulting, training and other services. Services revenue totalled $38.6 million, or 24% of total revenue, in the three months ended March 31, 2003, as compared to $42.9 million, or 21% of total revenue, in the same period of 2002. The decrease in services revenue for the first quarter of 2003 was primarily due to the continued decrease in license sales specifically in the latter part of 2002, which resulted in decreased demand for consulting and implementation services.

We continue to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced consulting budgets of customers. The market for information technology consulting services is challenging and we are affected by these market conditions. There can be no assurance that the demand for consulting and implementation services or the rates that we can charge for our services will improve, or even remain at current levels. We expect services revenue to continue to decline unless and until we experience a sustained increase in license sales. We also expect services revenue to continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

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

Maintenance. Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue totalled $34.3 million, or 22% of total revenues, in the three months ended March 31, 2003, as compared to $38.3 million, or 19% of total revenues, for the first three months of 2002. The decrease in maintenance revenue resulted from a decline in both the number and dollar amount of maintenance renewals mainly because of cost cutting efforts by our customers, less favorable renewal terms, deferred or cancelled implementations by customers and the fact that certain customers to whom we previously sold software are no longer operating or solvent. There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenues to remain flat until we experience a sustained increase in license sales.

International Revenue. Our international revenue is primarily generated from customers located in Europe, Asia, Japan, Canada and Latin America. International revenue totalled $48.0 million, or 30% of total revenue, in the first quarter of 2003 and $63.6 million, or 31% of total revenue, in the first quarter of 2002. The decrease in international revenue was the result of a decline in sales arising from declining demand for enterprise application software, continued softness in technology and capital spending by customers, uncertainties related to our financial condition and the re-audit of our financial statements, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

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

•	Costs related to user documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses totalled $0.3 million, or 1% of related revenue, in the three months ended March 31, 2003 as compared to $4.3 million, or 16% of related revenue, in the first quarter of 2002. The decrease in the cost of software licenses in the first quarter of 2003 was primarily due to the decrease in license sales over prior quarters, which led to decreases in commissions paid to affiliates for sales assistance and decreases in the amount of royalty fees associated with third-party software.

Cost of Contract. Cost of contract includes costs associated with personnel performing services for customers as well as costs associated with license, services and maintenance revenue from those transactions for which we changed the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 as a result of our recent restatements. Cost of contract totalled $13.4 million, or 20% of related revenue, in the first quarter of 2003 as compared to $35.6 million, or 38% of related revenue, in the first quarter of 2002. Because contract expenses are recorded when the corresponding revenue is recognized, the decrease in cost of contract expenses over the comparable periods is primarily a result of the corresponding decrease in contract revenue over the same periods.

Amortization of Acquired Technology. In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology totalled $0.1 million in the first quarter of 2003 and $6.6 million in the first quarter of 2002. Amortization of acquired technology decreased primarily due to an $18.4 million write-down of developed technology intangible assets in the third quarter of 2002 that were determined to be further impaired as the result of an assessment that was performed due to indications the carrying amounts of these assets may not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the intangible assets. See Note 4 – Intangible Assets and Goodwill, in the accompanying notes to condensed consolidated financial statements for additional information on the impairment charges and future amortization expense.

Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. Cost of services and maintenance totalled $36.8 million, or 50% of associated revenues, in the first quarter of 2003 as compared to $38.3 million, or 47% of associated revenues, in the first quarter of 2002. The decrease was primarily due to a decrease in the average number of consultants, product support staff and training staff as a result of restructuring activities in these areas.

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense totalled $28.5 million, or 18% of total revenues, in the first quarter of 2003 as compared to $62.9 million, or 31% of total revenues, in the first quarter of 2002. The decrease was primarily due to decreases in the average number of sales and marketing personnel and direct sales representatives, as a result of restructuring activities in these areas. In addition, we experienced a decrease in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales, a decrease in expense related to marketing and promotional activities and a decrease in bad debt expense.

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

Research and development expenses totalled $16.0 million, or 10% of total revenues, in the first quarter of 2003 as compared to $54.9 million, or 27% of total revenues for the first quarter of 2002. The decrease in research and development expenses in the first quarter of 2003 compared to the same period of 2002 resulted from restructuring activities, which resulted in fewer employees engaged in research and development activities, and the shifting of an increased proportion of research and development to our India facility in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to research and development activities. As of March 31, 2003, approximately 57% of our research and development employees were located in India.

General and Administrative Expenses. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense totalled $14.4 million, or 9% of total revenues, in the first quarter of 2003 as compared to $18.0 million, or 9% of total revenues, in the first quarter of 2002. The decrease in general and administrative expense primarily resulted from our restructuring activities and was partially offset by an increase in legal and accounting fees of approximately $4 million as a result of our recently completed re-audits and investigation activities.

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

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions was $0.4 million, or less than 1% of total revenues, in the first quarter of 2003 as compared to $3.6 million, or 2% of total revenues in the first quarter of 2002. The decrease in amortization of intangibles in the first quarter of 2003 as compared to the year earlier period is due primarily to a $19.3 million write-down of certain intangible assets, including content databases, installed customer base, relationships and intellectual property (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”), which were determined to be impaired during the third quarter of 2002. See Note 4 – Intangible Assets and Goodwill, in the accompanying notes to condensed consolidated financial statements for additional information on the impairment charges and future amortization expense.

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

In July 2002, we initiated another global restructuring plan to further reduce our operating expenses. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. The restructuring plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges related to this plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring plan occurred during 2002; we expect that the remaining actions, such as additional office closures or consolidations and asset disposals, will be completed within one year from the date the charges were recorded.

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

Additional details of the remaining restructuring accruals are presented in Note 6 —Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-operating Expense, Net

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

Provision (Benefit) for Income Taxes

We recognized income tax expense (benefit) of $1.5 million and ($6.3 million), representing effective income tax rates of 3.5% and 34%, during the three months ended March 31, 2003 and 2002, respectively. Items which cause differences between the U.S. statutory rate and our effective rate during the periods presented predominately include changes in the deferred tax asset valuation allowance, state income taxes (net of federal income tax benefits), non-deductible meal and entertainment expenses and research and development tax credits.

During the second quarter of 2002, we recorded a valuation allowance for all of our remaining net deferred tax assets, resulting in an $887.3 million charge to income tax expense. Since then, we have adjusted our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. Failure to achieve sustained profitability may prevent us from utilizing these assets in their entirety, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the existence of the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Since the second quarter of 2001 our cash position has been declining. Our working capital deficit was $(4.7) million at March 31, 2003 compared to $(68.2) million at December 31, 2002, an improvement of $63.5 million. The improvement in working capital was primarily the result of a decrease of $41.5 million in accounts payable, accrued liabilities, and accrued compensation and a $39.4 million decrease in deferred revenue. The decrease in these current liabilities was partially offset by a decrease of $10.7 million in cash and cash equivalents and a decrease of $6.9 million in accounts receivable. Our current liabilities as of March 31, 2003 includes the $60.9 million convertible promissory note due in September 2003, which note was subsequently prepaid in the second quarter of 2003 for $59.2 million (See Note 10 – Subsequent Events in the accompanying notes to condensed consolidated financial statements).

Cash and cash equivalents were $391.4 million at March 31, 2003, a decrease of $10.7 million from December 31, 2002. The decrease was primarily the result of $15.8 million in cash used in operating activities offset by $4.9 million in cash provided by investing and financing activities. At March 31, 2003 and December 31, 2002, $12.1 million in restricted cash was pledged as collateral for outstanding letters of credit.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. Short and long-term investments totalled $10.0 million and $28.1 million, respectively, at March 31, 2003 and $10.0 million and $33.0 million, respectively, at December 31, 2002. Short-term investments consist primarily of highly-rated obligations of municipalities that have remaining maturities of less than one year. Long-term investments include obligations of agencies of the U.S. government with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $441.7 million at March 31, 2003 compared to $457.2 million at December 31, 2002. The totals for March 31, 2003 and December 31, 2002 included insignificant amounts of common stock and warrants of public companies.

The most significant adjustments to reconcile net income to net cash used in operating activities during the three months ended March 31, 2003 include the net decrease in deferred revenue of $39.7 million, the net decrease in accrued liabilities of $20.7 million, the net decrease in accrued compensation and related expenses of $11.5 million, depreciation and amortization of $7.4 million, and the decrease in accounts receivable of $7.9 million.

The significant source of cash provided by investing activities during the three months ended March 31, 2003 was the proceeds from the sale of long-term investments of $5.0 million. Offsetting this cash inflow were purchases of premises and equipment of $0.1 million.

Net cash provided by financing activities during the three months ended March 31, 2003 was not significant.

Accounts receivable, net of allowance for doubtful accounts, decreased 15.1% during the three months ended March 31, 2003. Days sales outstanding (DSO’s) in receivables decreased to 22 days as of March 31, 2003 from 25 days as of December 31, 2002. DSO’s decreased in part due to strong collection efforts and a lower percentage of software product sales. We anticipate the DSO’s will increase in the future.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2003, none of the notes have been converted to common stock, redeemed or otherwise retired.

This indenture governing our $350 million of convertible subordinated notes due in December 2006 requires us to deliver our annual and quarterly filings with the SEC to the indenture trustee within 15 days after the date such periodic filings are due to be filed with the SEC, and the indenture contains a 60-day cure period for covenant non-compliance. In the event that we were unable to cure such non-compliance within the 60-day cure period, we would then be in default under the convertible subordinated notes. The cure period commences upon delivery of notice of non-compliance to us. To date, we have not received notice of non-compliance from the trustee or the debt holders. With the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2003 (and the delivery of such filing to the indenture trustee), we believe that we will cure our non-compliance with the reporting covenants in the indenture.

During the third quarter of 2002, we renewed a $20.0 million letter of credit line. As of March 31, 2003, $7.3 million in letters of credit were outstanding under this line and $12.1 million in restricted cash was pledged as collateral. This letter of credit line was replaced during the second quarter of 2003 with a $15.0 million letter of credit line established with another lender. See Note 10 — Subsequent Events in the accompanying notes to condensed consolidated financial statements.

In connection with our acquisition of TSC in the first quarter of 2001, we issued a convertible promissory note for $60.9 million with a 7.5% coupon payable in cash annually. This note is included in current liabilities as current portion of long-term debt on the accompanying consolidated balance sheet as of March 31, 2003. This note was subsequently prepaid in the second quarter of 2003 for $59.2 million of cash. Additional details of this note and our prepayment are presented in Note 10 — Subsequent Events in the accompanying notes to condensed consolidated financial statements.

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

We expect that cash, cash equivalents and short-term investment balances will continue to decrease in the short term primarily due to cash outflows associated with operations, restructuring activities and debt service obligations. We believe that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. However, sustained weak demand for enterprise application software within the product and industry segments we target, and for our products, has had and will continue to have a negative impact upon our operating results, which, in turn, will continue to negatively impact our liquidity and capital resources. In addition, our $350 million of convertible debt bears interest at 5.25% per year, which is approximately $18.4 million per year, payable in semi-annual installments due in June and December. The average yield we currently realize on our cash, cash equivalents and investments is approximately 1.3%. We may seek private or public equity or debt financing, which could have a dilutive effect on the holdings of existing stockholders; however, we may not be able to obtain additional equity or debt financing on satisfactory terms or at all.

SENSITIVITY TO MARKET RISKS

Foreign Currency Risk. Revenues originating outside of the United States totalled 30% and 31% of total revenues in the first quarter of 2003 and 2002, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. Prior to 2001, our strategy for managing foreign currency risk was limited to hedging certain significant accounts receivable that were denominated in a foreign currency and gains and losses realized from hedging activities were not significant. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets were particularly sensitive to changes in interest rates. As of March 31, 2003, 87.1% of our debt securities and time deposits had remaining maturities of three months or less, while 3.4% had remaining maturities between three months and one year. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board decreased the discount rate by 475 basis points during 2001, an additional 50 basis points in 2002, and an additional 25 basis points in 2003, which has led to significant declines in short-term market interest rates. As of March 31, 2003, the weighted-average yield on debt securities we held was 1.32% compared to 1.64% for debt securities held as of December 31, 2002. The decrease in the weighted-average yield on these investments was a result of reinvesting maturing investments at lower market interest rates in 2003. Based on our investment holdings as March 31, 2003, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $2.9 million.

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

Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $7.9 million after-tax unrealized loss on these investments for the quarter ended March 31, 2002. However, the carrying value of minority equity investments was not significant at March 31, 2003.

Inflation. Inflation has not had a material impact on our results of operations or financial condition.

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

The Diversion of Our Management’s Time And Effort To Deal With Internal And External Investigations May Adversely Affect Our Business And Our Results Of Operations.

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

Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business.

Over time, we have made significant changes in, and are making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

Risks Related To Our Business

We Have Experienced Substantial Negative Cash Flows And May Continue to Experience Such Negative Cash Flows, Which Would Have A Further Significant Adverse Effect On Our Business.

We experienced substantial negative cash flows during the first two quarters of 2003 and the years 2002 and 2001 primarily due to sharp declines in our revenues combined with an operating cost structure that was designed to support revenue growth. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could substantially impair our liquidity and our ability to finance and support our operations, and eventually could threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. As a result, we may be required to seek private or public debt or equity investments on disadvantageous terms, which could have a dilutive effect on the holdings of existing stockholders. In addition, such continued negative cash flows and the related negative market perception have and may continue to negatively affect our ability to sell our products.

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

From time to time, customers make certain claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operational performance and the decline in our stock price has led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may affect the market perception of our company, our products and our services. Any such reputational damage could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

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

We May Not Be Able to Realize The Benefits Of Our Tax Deferred Assets.

If we do not achieve sufficient federal taxable income in future years to utilize our net operating loss carryforwards, they will expire, and we will be unable to realize the benefits of our tax deferred assets. In the second quarter of 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in an $887.3 million charge to income tax expense.

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

Risks associated with our development services projects include, but are not limited to:

•	We have only recently begun undertaking relatively large development services projects and we may be unable to effectively execute our business strategy.

•	Customers may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	We may be unable to recognize revenue associated with development services projects in accordance with expectations. We generally recognize revenue from custom software development projects over time using the percentage-of-completion method of accounting or after cash has been received over time subject to an evaluation of collectibility. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•	Many of our development services projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project or the customer attempts to change the scope of the project, the profit, if any, realized from the project would be adversely affected to the extent that we have to add additional resources to complete the project.

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

International revenues accounted for approximately 30% of our total revenues in the first quarter of 2003, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 51% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

As a result of our inability to timely file our annual report on Form 10-K, our common stock was delisted from the NASDAQ Stock Market effective at the opening of the market on May 9, 2003. The delisting of our common stock from the NASDAQ National Market may make our common stock more difficult to trade, reduce the trading volume of our common stock and harm our general business reputation. In addition, the delisting may impair our ability to raise funds in the capital markets, which could have a material adverse effect on our business, results of operations and financial condition. Our current appeal of the NASDAQ Listing Qualifications Panel’s decision may not be successful and we may not be able to satisfy NASDAQ’s initial listing requirements to be eligible to re-apply for listing on the NASDAQ National Market. Further, if we decide to request stockholder approval for a reverse split of our common stock in order to comply with the $5 minimum bid price requirement, there can be no assurance that we will obtain stockholder approval for the reverse split. If we are successful in obtaining such approval and are accepted for listing on the NASDAQ National Market, there is still a risk that our common stock price will decline to levels that would again cause us not to comply with NASDAQ listing standards.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, Have Significant Influence Over Stockholder Votes.

As of August 1, 2003 our current executive officers and directors together beneficially owned approximately 27.9% of the total voting power of our company, 26.8% of which was beneficially owned by Sanjiv Sidhu, our Chairman, CEO and President, and entities that he controls. Accordingly, Mr. Sidhu and other officers and directors holding stock in our company have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2002 the market price of our common stock on the NASDAQ National Market fluctuated between $0.41 and $9.58 per share and, during the first quarter of 2003, the market price of our common stock on the NASDAQ National Market fluctuated between $0.69 and $1.50 per share. The following factors, should they occur, might significantly affect the market price of our common stock:

•	Continued negative cash flows.

•	Quarterly variations in our results of operations.

•	A reverse split of our common stock.

•	The market or system on which our common stock trades.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	Stock valuations or performance of our competitors.

•	General market conditions, geopolitical events or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

•	Any future decision to restate any of our financial results.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the filing of this quarterly report on Form 10-Q we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

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

Changes in Internal Controls. In addition to carrying out the evaluation of our disclosure controls and procedures as discussed above, in response to the restatement of our previously issued consolidated financial statements, we undertook a review of our revenue recognition practices that focused on: our revenue recognition policies and procedures, including related product release management and price list practices; our training activities around these policies and procedures, including programs designed to educate our sales, services and development employees; our product development and release management policies and practices that affect revenue recognition, including our product release and quality assurance practices; our license transaction review and sign-off policies and procedures, including participation by finance and accounting, sales and development, legal, senior management and our external auditors; our post-transaction review procedures, including our review of warranty claims and product issues, implementation projects and non-billable services hours; and the role of internal audit, including its participation in the revenue recognition process. As discussed in our 2002 Annual Report on Form 10-K, we also considered the “material weaknesses” relating to our internal control processes and procedures that were identified and communicated to us and the Audit Committee by Deloitte & Touche in connection with their audits of the consolidated financial statements included in our 2002 Annual Report on Form 10-K.

Work has begun on developing a remedial plan incorporating senior management’s recommendations for enhancements to our control processes and procedures. Proposed or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementations and products; expansion of our transaction sign-off procedures to include certain field personnel; enhanced training with respect to revenue recognition policies and procedures for our field personnel and personnel in our services and development organizations; modification of the incentive compensation structure of certain field personnel to eliminate compensation based upon recognized revenue; expansion of our quarterly sign-off; enhanced release management review and approval processes; enhancement of our post-transaction monitoring of implementations; expansion of the responsibilities of our internal audit team; enhanced analysis and support for the accounting used when recording business acquisition transactions; and enhanced analysis and support for our accrued liability accounts. We continue to consider further actions to improve the effectiveness of our control processes and procedures.

Other than as described above, since the date of our evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

Class Action and Derivative Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases have been consolidated, and in August 2001 plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. In July 2003, the Court issued an order that consolidated, for purposes of pre-trial matters only, this class action with the class action complaints, described below, that were filed in April 2003 against the company. We continue to vigorously defend against this lawsuit. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming the company as a nominal defendant. The suit claims that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. As stated, the complaint is derivative in nature and does not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. This suit has since been removed to the United States District Court for the Northern District of Texas (Dallas Division). We filed a motion to dismiss the action on February 19, 2002 and the motion was granted on October 8, 2002. Plaintiffs filed an appeal of the decision on October 15, 2002 and this appeal is still pending. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Restatement Class Action Litigation and Derivative Litigation

Beginning in April 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcements that we would re-audit certain of our consolidated financial statements and that there would be material adjustments to our financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003. In July 2003, the Court issued an order that consolidated, for purposes of pre-trial matters only, these class action complaints with the class action, described above, that commenced in March 2001 against the company. We continue to vigorously defend against these lawsuits. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In April and May 2003, two purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) causing the company to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, and (ii) selling shares of the company’s common stock while in possession of material adverse non-public information regarding our financial statements and securing personal loans using our allegedly artificially inflated stock price. As stated, the complaints are derivative in nature and do not seek relief from the company. However, the company has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In July 2003, the Court issued an order that consolidated, for purposes of pre-trial matters only, these two purported shareholder derivative lawsuits and plaintiffs amended their consolidated complaint to add a claim that our Chief Executive Officer and Chief Financial Officer violated section 304 of the Sarbanes-Oxley Act of 2003 seeking to recover from them (a) bonuses and equity-based compensation, and (b) profits realized from sales of securities of the company. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

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

The adverse resolution of any one or more of the matters described in this Item 1, over and above the amount that has been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 9 – Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description
99.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the Chairman and Chief Executive Officer of i2.

99.2

— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William M. Beecher, Executive Vice President and Chief Financial Officer of i2.

(b) Reports on Form 8-K

During the quarter ended March 31, 2003, we filed the following reports on Form 8-K:

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

i2 TECHNOLOGIES, INC.

August 11, 2003	By:	/s/ WILLIAM M. BEECHER
William M. Beecher Executive Vice President and Chief Financial Officer (Principal financial officer)

August 11, 2003		/s/ MARY K. MURRAY
Mary K. Murray Vice President – Finance & Accounting (Principal accounting officer)

CERTIFICATION

I, Sanjiv S. Sidhu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of i2 Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 11, 2003	By:	/s/ SANJIV S. SIDHU
Name: Sanjiv S. Sidhu Title: President and Chief Executive Officer

CERTIFICATION

I, William M. Beecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of i2 Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 11, 2003	By:	/s/ WILLIAM M. BEECHER
Name: William M. Beecher Title: Executive Vice President and Chief Financial Officer