Form 10-Q
period 2003-06-30
I2 TECHNOLOGIES INC
filed 2003-08-14
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-28030

i2 Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2294945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One i2 Place	75234
11701 Luna Road Dallas, Texas (Address of principal executive offices)	(Zip code)

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

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$313,640	$402,177
Restricted cash	10,923	12,052
Short-term investments, at fair value	5,000	10,000
Accounts receivable, net of allowance for doubtful acccounts of $7,370 and $10,368	39,664	45,764
Deferred contract costs	11,251	14,332
Other current assets	28,292	32,721

Total current assets	408,770	517,046
Long-term investments, at fair value	25,042	33,016
Premises and equipment, net	38,541	59,814
Intangible assets, net	5,741	7,223
Goodwill	16,566	15,854
Other assets	48	270

Total assets	$494,708	$633,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,812	$24,176
Accrued liabilities	80,160	137,931
Accrued compensation and related expenses	28,455	40,663
Deferred tax liabilities	2,348	2,246
Current portion of long-term debt	—	60,930
Deferred revenue	266,206	319,292

Total current liabilities	395,981	585,238
Non-current deferred tax liabilities	23	10
Long-term debt	356,800	350,000

Total liabilities	752,804	935,248
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 432,853 shares issued and outstanding	108	108
Additional paid-in capital	10,378,642	10,378,747
Deferred compensation	(2,700)	(3,563)
Accumulated other comprehensive loss	(1,776)	(2,601)
Accumulated deficit	(10,632,370)	(10,674,716)

Net stockholders’ deficit	(258,096)	(302,025)

Total liabilities and stockholders’ deficit	$494,708	$633,223

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(As restated, see note 2)		(As restated, see note 2)
Revenues:
Software licenses	$17,271	$18,907	$36,419	$45,371
Contract	30,525	71,846	96,407	166,759
Services	39,605	34,147	78,178	77,023
Maintenance	34,593	37,590	68,938	75,867

Total revenues	121,994	162,490	279,942	365,020
Costs and expenses:
Cost of revenues:
Software licenses	2,570	(2,625)	2,853	1,705
Contract	5,445	32,321	18,863	67,920
Amortization of acquired technology	145	5,411	289	12,042
Services and maintenance	48,147	29,644	84,921	67,989
Sales and marketing	23,478	63,341	51,929	126,214
Research and development	15,872	49,152	31,848	104,069
General and administrative	23,617	20,455	37,994	38,509
Amortization of intangibles	39	3,616	462	7,232
Restructuring charges and adjustments	123	(61)	376	69

Total costs and expenses	119,436	201,254	229,535	425,749

Operating income (loss)	2,558	(38,764)	50,407	(60,729)
Other income (expense), net:
Interest income	1,485	4,202	3,135	8,791
Interest expense	(5,473)	(5,745)	(11,240)	(11,566)
Realized gains (losses) on investments, net	—	(1,270)	—	4,262
Foreign currency hedge and transaction losses, net	(184)	(1,218)	(593)	(1,612)
Gain on early repayment of debt obligation	3,435	—	3,435	—
Other	(769)	(421)	(1,262)	(880)

Total other income (expense), net	(1,506)	(4,452)	(6,525)	(1,005)

Income (loss) before income taxes	1,052	(43,216)	43,882	(61,734)
Income tax expense (benefit)	38	893,358	1,536	887,084

Net income (loss)	$1,014	$(936,574)	$42,346	$(948,818)

Net Income (loss) per common share:
Basic	$0.00	$(2.18)	$0.10	$(2.22)

Diluted	$0.00	$(2.18)	$0.09	$(2.22)

Weighted-average common shares outstanding:
Basic	432,878	428,676	432,868	426,689
Diluted	462,315	428,676	468,163	426,689
Comprehensive income (loss):
Net income (loss)	$1,014	$(936,574)	$42,346	$(948,818)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	(95)	(1,125)	26	(10,576)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in net loss	—	1,270	—	(4,262)

Net unrealized gain (loss)	(95)	145	26	(14,838)
Foreign currency translation adjustments	530	3,310	809	2,602
Tax effect of other comprehensive (income) loss	33	(53)	(10)	5,341

Total other comprehensive income (loss)	468	3,402	825	(6,895)

Total comprehensive income (loss)	$1,482	$(933,172)	$43,171	$(955,713)

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$42,346	$(948,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,106	41,691
Write-down of equipment	349	—
Provision (credit) for bad debts charged to costs and expenses	(1,191)	2,266
Amortization of deferred compensation	757	208
Net gain realized on investments	—	(4,262)
Gain on extinguishment of debt	(3,435)	—
Loss on assets disposed in restructuring	—	2,078
Deferred income taxes	121	869,210
Tax benefit from stock option exercises	—	1,852
Changes in operating assets and liabilities:
Restricted cash	1,129	(6,055)
Accounts receivable, net	7,330	43,145
Deferred expenses	3,081	7,244
Other assets	4,744	(1,097)
Accounts payable	(5,323)	(593)
Accrued liabilities	(48,781)	(67,095)
Accrued compensation and related expenses	(12,130)	(13,987)
Deferred revenue	(53,008)	(79,286)

Net cash used in operating activities	(49,905)	(153,499)

Cash flows from investing activities:
Contingent consideration paid related to a 2001 acquisition	(712)	—
Purchases of premises and equipment	(567)	(6,340)
Proceeds from sale of real estate	—	12,474
Net change in short-term investments	5,000	94,551
Purchases of long-term investments	—	(1,000)
Proceeds from sales of long-term investments	8,000	62,919
Purchases of long-term debt securities	—	(130,262)
Investments designated as restricted cash	—	6,055

Net cash provided by investing activities	11,721	38,397

Cash flows from financing activities:
Payment of note issued in acquisition of TSC	(57,495)	—
Issuance of note payable related to lease termination	6,800	—
Net proceeds from option exercises and stock issued under employee stock purchase plans	1	17,033

Net cash provided by (used in) financing activities	(50,694)	17,033
Effect of exchange rates on cash	341	118

Net decrease in cash and cash equivalents	(88,537)	(97,951)
Cash and cash equivalents at beginning of period	402,177	538,045

Cash and cash equivalents at end of period	$313,640	$440,094

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

The following pro forma information presents net loss and loss per common share for the three and six months ended June 30, 2003 and 2002 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During the second quarter of 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,014	$(936,574)	$42,346	$(948,818)
Add:Stock-based employee compensation expense included in reported net income, net of related tax effects in 2002	350	120	671	5
Less:Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2002	(24,900)	(46,432)	(71,160)	(100,334)

Pro forma net loss	$(23,536)	$(982,886)	$(28,143)	$(1,049,147)

Earnings (loss) per common share—Basic:
As reported	$0.00	$(2.18)	$0.10	$(2.22)
Pro forma	(0.05)	(2.29)	(0.07)	(2.46)
Earnings (loss) per common share—Diluted:
As reported	$0.00	$(2.18)	$0.09	$(2.22)
Pro forma	(0.05)	(2.29)	(0.06)	(2.46)

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

2.    Restatement

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2001 and for the first three quarters of 2002, we determined the need to adjust the accounting with respect to certain transactions as discussed in our 2002 Annual Report on Form 10-K. The revenue adjustments that were made mostly resulted in revenue being deferred and recognized in subsequent periods, although in certain situations the adjustments resulted in revenue reversals. The adjustments included amounts deferred and reversed as a result of our application of the principles of contract accounting and amounts reversed as a result of the presence of concurrent transactions. We also made certain deferrals and reversals to our expenses in connection with these revenue adjustments and made certain other adjustments to our expenses. As a result of these adjustments to our revenues and expenses, we made certain income tax-related adjustments. Accordingly the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2002 have been restated.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

The following discussion provides additional information regarding these adjustments.

Restatement Impact on Net Loss

(In millions, except per share data)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	(As Reported)	(As Restated)	Difference	(As Reported)	(As Restated)	Difference
Net Revenue adjustments	$119.6	$162.5	$42.9	$288.0	$365.0	$77.0
Expense adjustments, including operating expense and other income and expense	$205.6	$205.7	($0.1)	$428.3	$426.8	$1.5
Income tax adjustment	$671.4	$893.4	($221.9)	$651.9	$887.1	($235.2)
Total effect on net loss	($757.4)	($936.6)	($179.2)	($792.2)	($948.8)	($156.6)

Effect on loss per share:
Basic and diluted	($1.77)	($2.18)	($0.41)	($1.86)	($2.22)	($0.36)

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

We do not have “fair value” for our license revenue as a result of our varied discounting practices. Accordingly, under SOP 97-2 we have recognized revenue under the residual method, which has prevented us from allocating license revenue among the individual products licensed to a customer. As a result, if a determination is made that our services are essential to the functionality of any single software product or group

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

of products licensed to a customer as part of a larger bundle of our software products, then the license, services and/or maintenance revenue associated with the entire bundle must be accounted for in accordance with SOP 81-1. This is so even if the software product for which our services are essential has not been implemented by the customer. As a result of this treatment, in numerous situations we deferred all license, maintenance and/or services revenue associated with transactions in which our customers have implemented many parts of a software bundle and have paid us in full.

In these situations, we deferred license, services and/or maintenance revenue because the customer retained the license right to the non-implemented software product for which our services have been deemed to be essential. Once payment from the customer is received, these amounts remain on the balance sheet as deferred revenue until an event occurs to allow revenue to be recognized under SOP 81-1. There are a limited number of transactions that remain in deferred revenue at June 30, 2003 in which certain non-implemented software products for which services are essential are no longer being licensed by us. In these cases, we believe it is unlikely that the customer will implement these software products, although most are using other products and services from us. While we will attempt to resolve these situations with the customers involved in order to enable recognition of the deferred revenue in question, we cannot predict how successful we will be in doing so.

Revenue and Expense Reversals—Contract Accounting

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

Revenue and Expense Reversals—Concurrent Transactions

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Net Loss

The statement of operations impact of the adjustments described above is to increase our net loss by $179.2 million and $156.6 million during the three and six months ended June 30, 2002, as summarized below:

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	As Reported	As Restated	Difference	As Reported	As Restated	Difference
Revenues:
Software licenses	$26,105	$18,907	$(7,198)	$84,720	$45,371	$(39,349)
Contract	—	71,846	71,846	—	166,759	166,759
Services	47,330	34,147	(13,183)	108,183	77,023	(31,160)
Maintenance	46,163	37,590	(8,573)	95,109	75,867	(19,242)

	119,598	162,490	42,892	288,012	365,020	77,008
Costs and expenses:
Software licenses	1,327	(2,625)	3,952	17,584	1,705	15,879
Contract	—	32,321	(32,321)	—	67,920	(67,920)
Amortization of acquired technology	6,501	5,411	1,090	14,223	12,042	2,181
Services and maintenance	59,224	29,644	29,580	119,202	67,989	51,213
Sales and marketing	62,664	63,341	(677)	125,561	126,214	(653)
Research and development	50,542	49,152	1,390	106,547	104,069	2,478
General and administrative	19,755	20,455	(700)	40,098	38,509	1,589
Amortization of intangibles	3,232	3,616	(384)	6,464	7,232	(768)
Restructuring charges and adjustments	(2,114)	(61)	(2,053)	(2,371)	69	(2,440)

Total costs and expenses	201,131	201,254	(123)	427,308	425,749	1,559
Operating loss	(81,533)	(38,764)	42,769	(139,296)	(60,729)	78,567
Non-operating income (expense), net:
Interest income	4,202	4,202	—	8,791	8,791	—
Interest expense	(5,745)	(5,745)	—	(11,566)	(11,566)	—
Realized gains on investments, net	(1,270)	(1,270)	—	4,262	4,262	—
Foreign currency hedge and transaction losses, net	(1,218)	(1,218)	—	(1,612)	(1,612)	—
Other expense, net	(416)	(421)	(5)	(870)	(880)	(10)

Non-operating income (expense), net	(4,447)	(4,452)	(5)	(995)	(1,005)	(10)

Loss before income taxes	(85,980)	(43,216)	42,764	(140,291)	(61,734)	78,557
Benefit for income taxes	671,433	893,358	(221,925)	651,881	887,084	(235,203)

Net loss	$(757,413)	$(936,574)	$(179,161)	$(792,172)	$(948,818)	$(156,646)

Loss per common share:
Basic and diluted	$(1.77)	$(2.18)	$(0.41)	$(1.86)	$(2.22)	$(0.36)

Weighted-average common shares:
Basic and diluted	428,676	428,676	—	426,689	426,689	—

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

	June 30, 2003	December 31, 2002
Short-term time deposits	$48,169	$9,313
Obligations of state and local municipalities	129,150	202,700
Corporate bonds and notes and commercial paper	80,900	114,781

	$258,219	$326,794

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2003
Obligations of state and local municipalities	$5,000	$—	$—	$5,000

December 31, 2002
Obligations of state and local municipalities	$10,000	$—	$—	$10,000

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the condensed consolidated balance sheets. All long-term debt securities outstanding at June 30, 2003 will contractually mature within 13 months. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2003
U.S. government obligations	$25,000	31	$—	$25,031
Corporate equity securities	6	5	—	11

	25,006	36	$—	$25,042

December 31, 2002
U.S. government obligations	$33,000	$10	$—	$33,010
Corporate equity securities	6	—	—	6

	$33,006	$10	$—	$33,016

As of June 30, 2003 and December 31, 2002, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

4.    Intangible Assets and Goodwill

Intangible Assets.    During the third quarter of 2002, we tested our identified intangible assets for impairment and recorded an impairment charge of approximately $37.7 million. In testing these assets for potential impairment, we categorized and analyzed the assets in asset groups by related acquisition as follows: (i) Aspect / SupplyBase, (ii) Rightworks, (iii) Trade Service Corporation, and (iv) certain IBM assets. Using internal projections and historical run rates, we estimated the future cash flows for the asset groups to first determine if the intangible assets were impaired. Upon determining the existence of impairment, we then discounted the future projected cash flows over the remaining useful lives of the primary assets to estimate their current fair value. The estimated future cash flows were discounted using our estimated weighted average cost of capital. The amount of the impairment charge represents the difference between the estimated fair value and the carrying amount of the asset groups prior to impairment. The impairment was then allocated to the individual assets within the corresponding asset group.

Intangible assets, excluding debt issuance costs, as of June 30, 2003 and December 31, 2002 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2003
Content databases	$110,500	$(110,447)	$53
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(117,942)	658
Relationships	12,500	(12,436)	64
Intellectual property	2,000	(2,000)	—

	$290,300	$(289,525)	$775

December 31, 2002
Content databases	$110,500	$(110,411)	$89
Installed customer base	46,700	(46,317)	383
Developed technology	118,600	(117,653)	947
Relationships	12,500	(12,393)	107
Intellectual property	2,000	(2,000)	—
Other	8	—	8

	$290,308	$(288,774)	$1,534

Accumulated amortization as of June 30, 2003 and December 31, 2002, includes the impairment charges of $57.5 million for content databases; $21.5 million for installed customer base; $36.7 million for developed technology; and $8.5 million for relationships recorded during 2002 and 2001.

Amortization expense related to intangible assets totalled $0.2 million and $0.8 million during the three and six months ended June 30, 2003. Amortization expense related to intangible assets totalled $9.0 million and $19.3 million during the three and six months ended June 30, 2002.

In conjunction with testing for impairment performed during the third quarter of 2002, we also reassessed the estimated useful lives of the remaining intangible assets. This analysis led to adopting an accelerated remaining useful life for the remaining relationships intangible asset. The remaining useful life for the

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

relationships assets was modified to 18 months from the original useful life of 42 months. The remaining useful lives of the other intangible assets were not changed. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2003 is as follows:

Remainder of 2003	$368
2004	407

Total	$775

Goodwill.    On January 1, 2002, in accordance with SFAS No. 142, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard. The Company intends to complete its annual impairment test for 2003 during the fourth quarter. Goodwill totalled $16.6 million and $15.9 million at June 30, 2003 and December 31, 2002, respectively. In June 2003, we paid $0.7 million in contingent consideration related to our acquisition of Trade Services Corporation (TSC) in March 2001. As a result of this payment, our goodwill balance has increased by $0.7 million.

5.    Borrowings and Debt Issuance Costs

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears.

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

In March 2001, we issued a $60.9 million convertible promissory note in connection with our acquisition of TSC. The note was scheduled to mature on September 23, 2003 and bore interest at the rate of 7.5% per annum, which was payable in annual installments on each anniversary date of the note and upon maturity. The note provided that at any time on or after March 23, 2002, we could convert the note into shares of our common stock based upon the “trading average” of our stock. On June 6, 2003, we paid $59.2 million in cash to retire the note, of which $57.5 million was for the principal of the note, $1.0 million was for accrued interest on the note through the date of prepayment and $0.7 million was for contingent consideration that became due under the TSC acquisition agreement (See Note 4—Intangible Assets and Goodwill). The amount paid in settlement of the note and those obligations represents approximately a 5.5% discount to the principal and interest accrued under the note through the date of prepayment. We recorded a gain on the early extinguishment of this debt of $3.4 million during the three months ended June 30, 2003.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2003, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at June 30, 2003 and December 31, 2002.

Debt Issuance Costs.    Unamortized debt issuance costs totalled $5.0 million and $5.7 million at June 30, 2003 and December 31, 2002, respectively, and are included in intangibles, net in the accompanying condensed consolidated balance sheets. Debt issuance costs, initially recorded in connection with our issuance of $350.0 million in convertible debt in 1999, are amortized at a rate of $1.5 million per year over the life of the debt, which matures in December 2006. Amortization of debt issuance costs is reported as a component of other non-operating expense in the accompanying condensed consolidated statements of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Consolidated Restructuring Accrual

The following table summarizes the 2003 restructuring related payments, adjustments and components of the remaining restructuring accruals at June 30, 2003 and December 31, 2002:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2002	$10,569	$48,939	$59,508
Non-cash utilization in the first six months of 2003	—	(8,868)	(8,868)
Payments in the first six months of 2003	(6,100)	(26,073)	(32,173)

Remaining accrual balance at June 30, 2003	$4,469	$13,998	$18,467

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in October 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

7.    Deferred Taxes

Because we did not believe we would earn sufficient future taxable income to utilize all of the deferred tax assets, during the second quarter of 2002 we recorded a valuation allowance for all of our remaining net deferred tax assets. This resulted in an $887.3 million charge to income tax expense. Since then, we have adjusted our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. Failure to achieve sustained profitability may prevent us from utilizing these assets in their entirety, and because of the uncertainty of our return to profitability, we concluded that a valuation allowance for all of our remaining deferred tax assets was necessary. Despite the existence of the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets. Since June 30, 2002, our valuation allowance has been adjusted to offset changes to our net operating loss carryforwards and other deferred tax assets.

As of June 30, 2003, we had net deferred tax liabilities of $2.4 million, which included a valuation allowance on deferred tax assets of $907.2 million, compared to net deferred tax liabilities of $2.3 million at December 31, 2002, which included a valuation allowance on deferred tax assets of $905.7 million.

8.    Stockholders’ Deficit and Earnings (Loss) Per Common Share

Earnings (Loss) Per Common Share.    Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, stock rights awards and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. The

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic earnings per share of common stock—weighted average common shares outstanding	432,878	428,676	432,868	426,689
Effect of dilutive securities:
Outstanding stock option, warrant, and stock rights awards	723	—	1,467	—
Convertible debt	28,714	—	33,828	—

Diluted earnings per share—weighted average common and common equivalent shares outstanding	462,315	428,676	468,163	426,689

As a result of the net loss incurred during 2002, for the three and six months ended June 30, 2003, options to purchase 0.9 million and 12.0 million shares of common stock, respectively, and debt convertible into 37.1 million shares of common stock were excluded from the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share because the effect would have been anti-dilutive. Had we reported net income, these securities would have been included in the dilutive share computation.

9.    Segment Information, International Operations and Customer Concentrations

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Revenues are attributable to regions based on the locations of the customers’ operations. Regions are categorized as Americas, Europe, Middle East and Africa (EMEA), Japan or Asia Pacific (APAC). Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Americas	$81,317	$112,779	$193,963	$258,128
EMEA	25,010	31,384	51,614	61,460
Japan	8,744	10,226	18,656	28,008
APAC	6,923	8,101	15,709	17,424

	$121,994	$162,490	$279,942	$365,020

Revenues from international operations totalled $43.2 million and $54.3 million during the three months ended June 30, 2003 and 2002, respectively. Revenues from international operations totalled $91.3 million and $117.9 million during the six months ended June 30, 2003 and 2002, respectively.

During the three months ended June 30, 2003, one customer accounted for approximately 12% of total revenues. During the other periods presented above, no individual customer accounted for more than 10% of total revenues.

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	June 30, 2003	December 31, 2002
Americas	$61,475	$89,256
EMEA	18,813	19,204
Japan	970	1,485
APAC	4,680	6,232

	$85,938	$116,177

10.    Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

The adverse resolution of any one or more of these matters, discussed in this Note 10 – Commitments and Contingencies, over and above the amount that has been estimated and accrued in the current condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

Indemnification Agreements

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited; however, we have directors and officers insurance that should limit our exposure and enable us to recover a portion of any future amounts paid in regards to officers and directors. Additionally, our corporate by-laws allow us to choose to indemnify any employee of the Company for certain events or occurrences while the employee is, or was serving, at our request in such capacity. At June 30, 2003 the Company had incurred approximately $1.0 million of expense for legal fees and expenses incurred by individuals covered under such indemnification agreements.

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

Results of Operations

The following discussion and analysis gives effect to the restatement described above in Note 2—Restatement in the accompanying notes to condensed consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our annual and quarterly reports filed prior to the filing of our 2002 Annual Report on Form 10-K on July 21, 2003.

The following table sets forth the percentages of total revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of the consolidated financial results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software licenses	14.2%	11.6%	13.0%	12.4%
Contract	25.0	44.2	34.4	45.7
Services	32.4	21.1	28.0	21.1
Maintenance	28.4	23.1	24.6	20.8

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenues:
Software licenses	2.1	(1.6)	1.0	0.5
Contract	4.5	19.9	6.7	18.6
Amortization of acquired technology	0.1	3.3	0.1	3.3
Services and maintenance	39.5	18.2	30.3	18.6
Sales and marketing	19.2	39.0	18.5	34.6
Research and development	13.0	30.2	11.4	28.5
General and administrative	19.4	12.7	13.6	10.5
Amortization of intangibles	0.0	2.2	0.2	2.0
Restructuring charges and adjustments …	0.1	(0.0)	0.2	0.0

Total costs and expenses	97.9	123.9	82.0	116.6

Operating income (loss)	2.1	(23.9)	18.0	(16.6)
Other income (expense), net:
Interest income	1.2	2.6	1.1	2.4
Interest expense	(4.5)	(3.5)	(4.0)	(3.2)
Realized gains (losses) on investments, net	0.0	(0.8)	0.0	1.2
Foreign currency hedge and transaction gains (losses), net	(0.2)	(0.7)	(0.2)	(0.4)
Gain on early retirement of debt obligation	2.8	0.0	1.2	0.0
Other	(0.6)	(0.3)	(0.4)	(0.2)

Total other income (expense), net	(1.3)	(2.7)	(2.3)	(0.3)

Income (loss) before income taxes	0.8	(26.6)	15.7	(16.9)
Income tax expense (benefit)	0.0	549.8	0.6	243.0

Net income (loss)	0.8%	(576.4)%	15.1%	(259.9)%

Revenues

Revenues consist of software license revenues, contract revenues, service revenues and maintenance revenues, and are recognized in accordance with SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.” Total revenues decreased $40.5 million and $85.1 million, or 24.9% and 23.3%, in the three and six months ended June 30, 2003 as compared to the same periods in 2002. We derived substantially all of our revenues from licenses associated with our software products and content databases, and related services and maintenance. Details of our revenues are presented below.

Software Licenses.    Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $17.3 million and $36.4 million, or 14.2% and 13.0% of total revenues, for the three and six months ended June 30, 2003, decreasing $1.6 million and $9.0 million, or 8.7% and 19.7%, from the same periods in 2002.

Revenue from software product sales totalled $6.9 million and $16.3 million, or 39.9% and 44.8% of total software license revenue, for the three and six months ended June 30, 2003, as compared to $7.9 million and $23.2 million, or 41.8% and 51.1% of total software license revenue, for the three and six months ended June 30, 2002. The decrease in revenue from software product sales during the comparable periods was the result of a decline in sales arising from continued softness in demand, uncertainties related to our financial condition and the re-audit of our financial statements, sales and other deal execution issues, reduction in sales and marketing capacity and increased competition, among other factors. Poor economic conditions, among other factors, have continued to suppress technology and capital spending by customers and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly impacted by the poor economic conditions. We have also experienced customer dissatisfaction that has negatively altered our reputation in the market and contributed to the decline in our revenue from software product sales. Based on our recent financial performance and the other matters referred to in Note 2 –Restatement, in the accompanying notes to condensed consolidated financial statements, our customers and prospects have also voiced concerns about our continued financial viability that may have contributed to the decline of our total revenues. Further, the delay or cancellation of software implementations by customers may have contributed to the decline in license sales. Despite our efforts to generate demand and develop growth in areas outside of the high-tech industry, our success has been limited and there can be no assurance that our business will stabilize or that we will be able to effectively develop future revenue growth from software product sales.

Revenue from content subscriptions and other revenue classified as software license revenue totalled $10.4 million and $20.1 million, 60.1% and 55.2% of total software license revenue, for the three and six months ended June 30, 2003, as compared to $11.0 million and $22.2 million, or 58.2% and 48.9% of our total software license revenue, for the three and six months ended June 30, 2002. The decline in revenue from content subscriptions and other revenue classified as software license revenue is primarily attributable to increased competition in the market, specifically as related to price pressure, a decline in content subscription renewals and a decline in the market growth of content and content services.

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

Contract.    Contract revenue consists of fees generated from development services projects (which includes the related license, services and maintenance fees) as well as license, services and maintenance revenue from those transactions for which we determined in connection with our recent restatement to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1. Contract revenue totalled $30.5 million and $96.4 million, or 25.0% and 34.4% of total revenues, for the three and six months ended June 30, 2003, decreasing $41.3 million and $70.4 million, or 57.5% and 42.2%, from the same periods in 2002. The decrease in contract revenue is a result of fewer contracts being recognized on a percentage of completion or completed contract basis in the second quarter and first half of 2003 as compared to the earlier comparable periods. Until substantially all revenue deferred from prior periods as a result of our recent restatement has been recognized, we expect contract revenue to vary significantly. We can provide no assurance as to whether or when we will be able to recognize such revenue.

Revenue from development services projects totalled $5.6 million and $14.9 million, or 18.4% and 15.5% of total contract revenue, in the three and six months ended June 30, 2003, as compared to $1.0 million and $8.3 million, or 1.4% and 5.0% of total contract revenue, in the comparable periods in 2002. The increase in revenue from development services for the three and six months ended June 30, 2003 is primarily a result of an increase in demand for our development services over prior periods and the receipt of a $3.6 million payment arising from the termination of a development services contract in the first quarter of 2003. Excluding the effects of this payment, we expect development services revenue to moderately increase over the long-term.

Services.    Services revenue consists of fees generated by providing services to customers, including consulting, training and other services. Services revenue totalled $39.6 million and $78.2 million, or 32.4% and 28.0% of total revenues, for the three and six months ended June 30, 2003, increasing $5.5 million and $1.2 million, or 16.0% and 1.5%, from the comparable periods in 2002. The increase in services revenue was primarily due to an increase in reimbursable travel and entertainment as well as one-time recognition events related to the completion of certain implementation milestones and the provision of other services.

We continue to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced consulting budgets of customers. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, we expect services revenue to decline and there can be no assurance that the demand for consulting and implementation services or the rates that we can charge for our services will improve. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

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

Maintenance.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue totalled $34.6 million and $68.9 million, or 28.4% and 24.6% of total revenues, for the three and six months ended June 30, 2003, decreasing $3.0 million and $6.9 million, or 8.0% and 9.1%, from the same periods in 2002. The decrease in maintenance revenue resulted from a decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms, deferred or cancelled implementations by customers and the fact that certain customers to whom we previously sold software are no longer operating or solvent. There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenue to remain flat unless and until we experience a sustained increase in license sales.

International Revenue.    Our international revenue is primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenue totalled $43.2 million and $91.3 million, or 35.4% and 32.6% of total revenues, for the three and six months ended June 30, 2003, as compared to $54.3 million and $117.9 million, or 33.4% and 32.2% of total revenues, in the three and six months ended June 30, 2002. The decrease in international revenue was the result of declining demand for enterprise application software, continued softness in technology and capital spending by customers, uncertainties related to our financial condition and the re-audit of our financial statements, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

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

Cost of software licenses totalled $2.6 million and $2.9 million, or 14.9% and 7.8% of related revenues, for the three and six months ended June 30, 2003, increasing $5.2 million and $1.1 million, or 197.9% and 67.3%, from the same periods in 2002. The net change in the cost of software licenses in the second quarter and first half of 2003 was primarily due to the reversal of a $9.8 million accrual for commissions payable to a third party in the second quarter of 2002 due to the fact that the third party did not achieve certain performance levels, which would have entitled them to the commission. The effect of this reversal was partially offset by the decrease in license sales over comparable periods, which led to decreases in commissions paid to affiliates for sales assistance and decreases in the amount of royalty fees associated with third-party software.

Cost of Contract.    Cost of contract includes costs associated with personnel performing development services for customers as well as costs associated with license, services and maintenance revenue from those transactions for which we changed the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 as a result of our recent restatements. Cost of contract totalled $5.4 million and $18.9 million, or 17.8% and 19.6% of related revenue, for the three and six months ended June 30, 2003 as compared to $32.3 million and $67.9 million, or 45.0% and 40.7% of related revenue, for the three and six months ended June 30, 2002. Because contract expenses are recorded when the corresponding revenue is recognized, the decrease in cost of contract expenses over the comparable periods is primarily the result of the corresponding decrease in contract revenue recognized. The decrease in cost of contract as a percentage of related revenue is a result of differences in the relative mix of license, services and maintenance revenue recognized as contract revenue and the fact that the components of contract revenue each have a different margin.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology totalled $0.1 million and $0.3 million in the three and six months ended June 30, 2003 as compared to $5.4 million and $12.0 million for the three and six months ended June 30, 2002. Amortization of acquired technology decreased primarily due to an $18.4 million write-down of developed technology intangible assets in the third quarter of 2002 that were determined to be further impaired as the result of an assessment that was performed due to indications the carrying amounts of these assets may not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the intangible assets. See Note 4—Intangible Assets and Goodwill, in the accompanying notes to condensed consolidated financial statements for additional information on the impairment charges and future amortization expense.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. Cost of services and maintenance totalled $48.1 million and $84.9 million, or 64.9% and 57.7% of related revenue, for the three and six months ended June 30, 2003, as compared to $29.6 million and $68.0 million, or 41.3% and 44.5% of related revenue, for the three and six months ended June 30, 2002. Notwithstanding the decrease in expenses as a result of the decrease in the average number of consultants, product support staff and training staff in connection with our restructuring activities in these areas in the third quarter of 2002, cost of services and maintenance increased period over period primarily because of the substantial amount of services expense deferred in the three and six months ended June 30, 2003 as a result of the recent restatement.

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense totalled $23.5 million and $51.9 million, or 19.2% and 18.5% of total revenues, for the three and six months ended June 30, 2003 as compared to $63.3 million and $126.2 million, or 39.0% and 34.6% of total revenues, for the three and six months ended June 30, 2002. The decrease was primarily due to decreases in the average number of sales and marketing personnel and direct sales representatives, as a result of restructuring activities in the third quarter of 2002 as well as a decrease in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales.

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

Research and development expenses totalled $15.9 million and $31.8 million, or 13.0% and 11.4% of total revenues, for the three and six months ended June 30, 2003 as compared to $49.2 million and $104.1 million, or 30.2% and 28.5% of total revenues, for the three and six months ended June 30, 2002. The decrease in research and development expenses resulted from restructuring activities, which resulted in fewer employees engaged in research and development activities, and the shifting of an increased proportion of research and development to our India facility in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to research and development activities. As of June 30, 2003, approximately 56% of our research and development employees were located in India.

General and Administrative Expenses.    General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses totalled $23.6 million and $38.0 million, or 19.4% and 13.6% of total revenues, for the three and six months ended June 30, 2003 as compared to $20.5 million and $38.5 million, or 12.7% and 10.5% of total revenues for the three and six months ended June 30, 2002. We incurred expenses for legal and accounting fees of approximately $9 million and $13 million for the three and six months ended June 30, 2003 related to our re-audit and investigation activities, which offset the benefits we achieved by decreasing the general and administrative headcount in connection with our restructuring activities.

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

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions was $39,000 and $462,000, or less than 1% of total revenues, for both the three and six months ended June 30, 2003 as compared to $3.6 million and $7.2 million, or approximately 2% of total revenues, for both the three and six months ended June 30, 2002. The decrease in amortization of intangibles is due primarily to a $19.3 million write-down of certain intangible assets, including content databases, installed customer base, relationships and intellectual property (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”), which were determined to be impaired during the third quarter of 2002. See Note 4—Intangible Assets and Goodwill, in the accompanying notes to condensed consolidated financial statements for additional information on the impairment charges and future amortization expense.

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

Additional details of the remaining restructuring accruals are presented in Note 6—Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-operating Expense, Net

Non-operating expense, net, totalled $1.5 million and $6.5 million, or 1.3% and 2.3% of total revenue, for the three and six months ended June 30, 2003 as compared to $4.5 million and $1.0 million, or 2.7% and 0.3% of total revenue, for the three and six months ended June 30, 2002. The decrease for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is primarily related to the $3.4 million gain recognized on the prepayment of our $60.9 million senior convertible note in June 2003. The increase for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is primarily due to the $4.3 million net gain on the sales of investments recognized in the earlier comparable period and a decline in interest income over the comparable periods, which is primarily the result of lower market interest rates and lower average balances of invested funds, which factors were partially offset by the gain recognized on the prepayment of such note.

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

Provision for Income Taxes

We recognized income tax expense of $38,000 and $1.5 million, representing effective income tax rates of 3.6% and 3.5%, during the three and six months ended June 30, 2003. This compares to income tax expense of $893.4 million and $887.1 million for the three and six months ended June 30, 2002. Items which cause differences between the U.S. statutory rate and our effective rate during the periods presented predominately include changes in the deferred tax asset valuation allowance, state income taxes (net of federal income tax benefits), non-deductible meal and entertainment expenses and research and development tax credits.

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

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Since the second quarter of 2001 our cash position has been declining. Our working capital was $12.8 million at June 30, 2003 compared to a deficit of ($68.2) million at December 31, 2002, an improvement of $81.0 million. The improvement in working capital was primarily the result of a decrease of $75.3 million in accounts payable, accrued liabilities and accrued compensation, a decrease in deferred revenue of $53.1 million and a $60.9 million decrease in the current portion of long-term debt as a result of the early retirement of our senior convertible promissory note, which was prepaid during the second quarter (see Note 5—Borrowings and Debt Issuance Costs in the accompanying notes to condensed consolidated financial statements). The decrease in these current liabilities was partially offset by a decrease of $94.7 million in cash and cash equivalents, restricted cash and short-term investments, a decrease of $6.1 million in accounts receivable and a decrease of $7.5 million in deferred contract costs and other current assets.

Cash and cash equivalents were $313.6 million at June 30, 2003, a decrease of $88.5 million from December 31, 2002. The decrease was primarily the result of $49.9 million in cash used in operating activities and $50.7 million in cash used in financing activities, partially offset by $11.7 million in cash provided by investing activities. At June 30, 2003 restricted cash totalled $10.9 million, of which $10.4 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency forward exchange contracts. At December 31, 2002, $12.1 million in restricted cash was pledged as collateral for outstanding letters of credit.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. Short and long-term investments totalled $5.0 million and $25.0 million, respectively, at June 30, 2003 and $10.0 million and $33.0 million, respectively, at December 31, 2002. Short-term investments consist primarily of highly-rated obligations of municipalities that have remaining maturities of less than one year. Long-term investments include obligations of agencies of the U.S. government with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $354.6 million at June 30, 2003 compared to $457.2 million at December 31, 2002. The totals for June 30, 2003 and December 31, 2002 included insignificant amounts of common stock and warrants of public companies.

The most significant adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2003 include the net decrease in accrued liabilities, accrued compensation and related expenses and accounts payable of $66.2 million, the net decrease in deferred revenue of $53.0 million, depreciation and amortization of $14.1 million, and the decrease in accounts receivable of $7.3 million.

The significant sources of cash provided by investing activities during the six months ended June 30, 2003 were the proceeds from the sales of short-term and long-term investments of $13.0 million.

The significant cash outflow from financing activities during the six months ended June 30, 2003 of $57.5 million was due to the prepayment of our $60.9 million senior convertible promissory note. We paid $59.2 million of cash to retire the note, of which $57.5 million was for the principal of the note, $1.0 million was for accrued interest on the note through the date of prepayment and $0.7 million was for contingent consideration that became due under the TSC acquisition agreement. This cash outflow from financing activities was partially offset by the source of cash arising from our issuance of a $6.8 million non-negotiable promissory note in consideration for the early termination of a lease on one of our headquarter buildings. See Note 6—Restructuring Charges and Adjustments and Note 5 Borrowings and Debt Issuance Costs in the accompanying condensed consolidated financial statements.

Accounts receivable, net of allowance for doubtful accounts, decreased 13.3% during the six months ended June 30, 2003. Days sales outstanding (DSO’s) in receivables increased to 30 days as of June 30, 2003 from 25 days as of December 31, 2002. We anticipate that DSO’s will likely increase in the future.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2003, none of the notes have been converted to common stock, redeemed or otherwise retired.

During the second quarter of 2003, our $20.0 million letter of credit line expired and we established a new letter of credit line for $15.0 million with another lender. As of June 30, 2003, $7.0 million in letters of credit were outstanding under this line and $10.4 million in restricted cash was pledged as collateral for those outstanding letters of credit.

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

We expect that cash, cash equivalents and short-term investment balances will continue to decrease in the short term primarily due to cash outflows associated with operations, restructuring activities and debt service obligations. We believe that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. However, sustained weak demand for enterprise application software within the product and industry segments we target, and for our products, has had and will continue to have a negative impact upon our operating results, which, in turn, will continue to negatively impact our liquidity and capital resources. In addition, our $356.8 million of long-term debt bears interest at 5.25% per year, which is approximately $18.7 million per year, payable in semi-annual installments due in June and December. The average yield we currently realize on our cash, cash equivalents and investments is approximately 1.3%. We may seek private or public equity or debt financing, which could have a dilutive effect on the holdings of existing stockholders; however, we may not be able to obtain additional equity or debt financing on satisfactory terms or at all.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totalled 35.4% and 32.6% of total revenues in during the three and six months ended June 30, 2003, and 33.4% and 32.2% of total revenues for the three and six months ended June 30, 2002. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Beginning in the second quarter of 2003, $0.5 million of restricted cash was pledged as collateral for outstanding foreign currency forward exchange contracts.

Interest Rate Risk.    Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We generally invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank.

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of June 30, 2003, 89.6% of our debt securities and time deposits had remaining maturities of three months or less, while 1.7% had remaining maturities between three months and one year. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board decreased the discount rate by 475 basis points during 2001, an additional 50 basis points in 2002, and an additional 25 basis points in 2003, which has led to significant declines in short-term market interest rates. As of June 30, 2003, the weighted-average yield on debt securities we held was 1.28% compared to 1.64% for debt securities held as of December 31, 2002. The decrease in the weighted-average yield on these investments was a result of reinvesting maturing investments at lower market interest rates in 2003. Based on our investment holdings as of June 30, 2003, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by $2.9 million.

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

Market Price Risk.    In addition to investments in debt securities, we have historically maintained minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.4 million after-tax unrealized loss on these investments for the six-month period ended June 30, 2002. However, the carrying value of minority equity investments was not significant at June 30, 2003.

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

International revenues accounted for approximately 35% of our total revenues in the second quarter of 2003, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 52% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2002 the market price of our common stock on the NASDAQ National Market fluctuated between $0.41 and $9.58 per share and, during the first six months of 2003, the market price of our common stock on the NASDAQ National Market and the over-the-counter Pink Sheets fluctuated between $0.53 and $1.50 per share. The following factors, should they occur, might significantly affect the market price of our common stock:

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were reasonably designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control Over Financial Reporting.    As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described below, during our most recent fiscal quarter there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the United States Securities and Exchange Commission (SEC) had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements. Our Board of Directors had directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and in our third quarter 10-Q the results of that investigation, as well as certain new, related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting prior to the issuance of the formal order of investigation by the SEC. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

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

The adverse resolution of any one or more of the matters described in this Item 1, over and above the amount that has been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 10—Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit Number	Description
31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.
31.2	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of William M. Beecher, Executive Vice President and Chief Financial Officer of i2.
32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.
32.2

—     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William M. Beecher, Executive Vice President and Chief Financial Officer of i2.

(b)  Reports on Form 8-K

During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

•	Report on Form 8-K (Item 5) on April 1, 2003, which announced that (i) the Company would delay filing its annual report on Form 10-K for the year ended December 31, 2002, (ii) the Company would file a Form 12b-25 with the Securities and Exchange Commission with respect to the delay in filing its 2002 Form 10-K, (iii) the Company was the subject of a formal investigation by the Securities and Exchange Commission, and (iv) as a result of recent changes to the continued listing requirements for NASDAQ National Market issuers, the delisting notification previously received from NASDAQ was withdrawn and that the Company was notified by NASDAQ that it had until September 16, 2003 to regain compliance with the $1.00 continued listing bid price requirement of the revised rules.
•

Report on Form 8-K (Item 5) on April 11, 2003, which announced that (i) The NASDAQ Stock Market had furnished the Company with a notice of intent to delist its common stock, (ii) NASDAQ had initiated a trading halt on the Company’s stock on March 31, 2003, and (iii) the Company was reviewing the effect of the re-audits and the resulting delay in filing its annual report on Form 10-K for the year ended December 31, 2002 on its outstanding indebtedness.
•	Report on Form 8-K (Item 5) on May 9, 2003, which announced that (i) the Company’s common stock would be delisted from the NASDAQ Stock Market on May 9, 2003, (ii) the Company would appeal the NASDAQ Listing Qualification Panel’s delisting decision, and (iii)in the event that the Company’s appeal was unsuccessful, the Company intended to re-apply to the NASDAQ National Market at such time that it could satisfy NASDAQ’s initial listing requirements.
•	Report on Form 8-K (Item 9) on May 16, 2003 disclosing a copy of slides used in a presentation to analysts on May 13, 2003 at the Company’s i2 PLANET Las Vegas event.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

August 14, 2003	By:	/s/ WILLIAM M. BEECHER
William M. Beecher Executive Vice President and Chief Financial Officer (Principal financial officer)

August 14, 2003	By:	/s/ MARY K. MURRAY
Mary K. Murray Vice President – Finance & Accounting (Principal accounting officer)