Form 10-Q
period 2003-09-30
I2 TECHNOLOGIES INC
filed 2003-11-14
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 5, 2003 the Registrant had 434,054,700 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$320,456	$402,177
Restricted cash	11,535	12,052
Short-term investments, at fair value	5,000	10,000
Accounts receivable, net of allowance for doubtful accounts of $ 3,349 and $10,368	36,424	45,764
Deferred contract costs	7,930	14,332
Other current assets	21,280	32,721

Total current assets	402,625	517,046

Long-term investments, at fair value	6	33,016
Premises and equipment, net	32,512	59,814
Intangible assets, net	5,194	7,223
Goodwill	16,566	15,854
Other assets	19	270

Total assets	$456,922	$633,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,444	$24,176
Accrued liabilities	76,379	137,931
Accrued compensation and related expenses	28,209	40,663
Deferred tax liabilities	—	2,246
Current portion of long-term debt	—	60,930
Deferred revenue	223,996	319,292

Total current liabilities	350,028	585,238

Non-current deferred tax liabilities	36	10
Long-term debt	356,800	350,000

Total liabilities	706,864	935,248

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 434,007 and 432,853 shares issued and outstanding	109	108
Additional paid-in capital	10,378,425	10,378,747
Deferred compensation	(2,165)	(3,563)
Accumulated other comprehensive loss	(1,078)	(2,601)
Accumulated deficit	(10,625,233)	(10,674,716)

Net stockholders’ deficit	(249,942)	(302,025)

Total liabilities and stockholders’ deficit	$456,922	$633,223

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(As restated, See note 2)		(As restated, See note 2)
Revenues:
Software licenses	$14,199	$21,451	$50,619	$66,822
Contract	36,184	286,694	132,591	453,454
Services	31,820	33,059	109,998	110,081
Maintenance	35,116	33,263	104,054	109,130

Total revenues	117,319	374,467	397,262	739,487

Costs and expenses:
Cost of revenues:
Software licenses	(693)	(516)	2,160	1,189
Contract	9,775	65,271	28,638	133,191
Amortization of acquired technology	145	2,970	435	15,012
Services and maintenance	34,882	31,011	114,094	99,000
Sales and marketing	20,915	40,769	68,042	166,983
Research and development	20,318	45,680	62,676	149,749
General and administrative	12,708	16,256	50,703	54,765
Amortization of intangibles	39	3,569	501	10,801
Impairment of intangibles	—	37,660	—	37,660
Restructuring charges and adjustments	5,202	88,774	5,578	88,843

Total costs and expenses	103,291	331,444	332,827	757,193

Operating income (loss)	14,028	43,023	64,435	(17,706)
Other income (expense), net:
Interest income	920	2,919	4,055	11,710
Interest expense	(4,715)	(5,812)	(15,955)	(17,389)
Realized gains (losses) on investments, net	(1)	(2,485)	(1)	1,777
Foreign currency hedge and transaction gains (losses), net	180	(901)	(413)	(2,512)
Gain on early retirement of debt obligation	—	—	3,435	—
Other	(510)	(553)	(1,772)	(1,423)

Total other income (expense), net	(4,126)	(6,832)	(10,651)	(7,837)

Income (loss) before income taxes	9,902	36,191	53,784	(25,543)
Income tax expense	2,765	2,125	4,301	889,209

Net income (loss)	$7,137	$34,066	$49,483	$(914,752)

Income (loss) per common share:
Basic	$0.02	$0.08	$0.11	$(2.14)

Diluted	$0.02	$0.07	$0.11	$(2.14)

Weighted-average common shares outstanding:
Basic	433,428	431,141	433,062	427,740
Diluted	436,417	470,622	451,739	427,740

Comprehensive income (loss):
Net income (loss)	$7,137	$34,066	$49,483	$(914,752)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities arising during the period	(35)	(2,359)	(9)	(12,935)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in net income (loss)	—	2,486	—	(1,776)

Net unrealized gain (loss)	(35)	127	(9)	(14,711)
Foreign currency translation adjustments	720	(22)	1,529	2,580
Tax effect of other comprehensive income (loss)	13	(46)	2	5,295

Total other comprehensive income (loss)	698	59	1,522	(6,836)

Total comprehensive income (loss)	$7,835	$34,125	$51,005	$(921,588)

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
		(As restated, See note 2
Cash flows from operating activities:
Net income (loss)	$49,483	$(914,752)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,545	58,751
Write-down of equipment	557	419
Impairment of intangible assets	—	37,660
Provision (credit) for bad debts charged to costs and expenses	(3,999)	2,290
Deferred compensation	1,069	354
Gain on extinguishment of debt	(3,435)	—
Net (gain) loss realized on investments	1	(1,777)
Loss on assets to be disposed of in restructuring	—	2,078
Deferred income taxes	(2,193)	869,321
Tax benefit from stock option exercises	—	1,852
Changes in operating assets and liabilities:
Restricted cash	517	(18,055)
Accounts receivable, net	13,400	51,378
Deferred contract costs	6,402	47,926
Other assets	12,222	(488)
Accounts payable	(2,678)	(7,819)
Accrued liabilities	(44,706)	(17,815)
Accrued compensation and related expenses	(12,302)	(22,366)
Deferred revenue	(95,109)	(344,324)

Net cash used in operating activities	(61,226)	(255,367)

Cash flows from investing activities:
Contingent consideration paid related to a 2001 acquisition	(712)	—
Purchases of premises and equipment	(915)	(8,514)
Proceeds from sale of premises and equipment	—	12,474
Net change in short-term investments	5,000	121,131
Purchases of long-term investments	—	(34,950)
Proceeds from sales of long-term investments	33,000	139,855
Purchases of long-term debt securities	—	(130,262)
Investments designated as restricted cash	—	6,055

Net cash provided by investing activities	36,373	105,789

Cash flows from financing activities:
Repayment of note acquired in acquisition of TSC	(57,495)	—
Net proceeds from option exercises and stock issued under employee stock purchase plans	8	17,127

Net cash provided by (used in) financing activities	(57,487)	17,127

Effect of exchange rates on cash	619	1,644

Net change in cash and cash equivalents	(81,721)	(130,807)
Cash and cash equivalents at beginning of period	402,177	538,045

Cash and cash equivalents at end of period	$320,456	$407,238

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to spend, production, revenue and profit, fulfillment and logistics performance. Our application software is often bundled with other offerings, including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on July 21, 2003 with the Securities and Exchange Commission (2002 Annual Report on Form 10-K).

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

Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003: risk-free interest rates of 2.6% and 2.4%; market price volatility factors of 1.27 and 1.26; a weighted-average expected life of the options of four years; and no dividend yields. For the three and nine months ended September 30, 2002, these values were: risk-free interest rates of 3.0% and 3.7%; market price volatility factors of 1.20 and 1.17; a weighted-average expected life of the options of four years; and no dividend yields.

The following pro forma information presents net income/(loss) and income/(loss) per common share for the three and nine months ended September 30, 2003 and 2002 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During the second quarter of 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$7,137	$34,066	$49,483	$(914,752)
Stock-based employee compensation expense included in reported net income	312	171	1,069	354
Total stock-based employee compensation expense determined under fair value based method for all awards	(34,069)	(75,341)	(105,229)	(205,994)

Pro forma net loss	$(26,620)	$(41,104)	$(54,677)	$(1,120,392)

Income (loss) per common share – Basic:
As reported	$0.02	$0.08	$0.11	$(2.14)
Pro forma	$(0.06)	$(0.10)	$(0.13)	$(2.62)

Income (loss) per common share – Diluted:
As reported	$0.02	$0.07	$0.11	$(2.14)
Pro forma	$(0.06)	$(0.10)	$(0.13)	$(2.62)

Reclassifications. Some items in prior period financial statements have been reclassified to conform to the current period presentation.

Allowance For Doubtful Accounts. Our allowance for doubtful accounts was $3.3 million and $10.4 million at September 30, 2003 and December 31, 2002. The decrease in our allowance for doubtful accounts is due to $4.2 million in collections of accounts receivable previously reserved or written-off, $3.1 million in write-offs of accounts receivable, and a $2.0 million reversal of the allowance offset by $2.0 million in new provisions recorded during the period. Our provision for doubtful accounts is included as a component of sales and marketing expense and services and maintenance expense in our statement of operations.

2. Restatement

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2001 and for the first three quarters of 2002, we determined the need to adjust the accounting with respect to certain transactions as discussed in our 2002 Annual Report on Form 10-K. The revenue adjustments that were made mostly resulted in revenue being deferred and recognized in subsequent periods, although in certain situations the adjustments resulted in revenue reversals. The adjustments included amounts deferred and reversed as a result of our application of the principles of contract accounting and amounts reversed as a result of the presence of concurrent transactions (See “Net Revenue Adjustments” below). We also made certain deferrals and reversals to our expenses in connection with these revenue adjustments and made certain other adjustments to our expenses. As a result of these adjustments to our revenues and expenses, we made certain income tax-related adjustments. Accordingly the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2002 have been restated.

The following discussion provides additional information regarding these adjustments.

Restatement Impact on Net Loss

(In millions, except per share data)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	(As Reported)	(As Restated)	Difference	(As Reported)	(As Restated)	Difference
Net Revenue adjustments	$114.6	$374.5	$259.9	$402.6	$739.5	$336.9

Expense adjustments, including operating expense and other income and expense	$311.6	$338.3	$(26.7)	$739.9	$765.1	$(25.2)

Income tax adjustment	$2.1	$2.1	$0.0	$654.0	$889.2	$(235.2)

Total effect on net loss	$(199.1)	$34.1	$233.2	$(991.3)	$(914.8)	$76.5

Effect on loss per share:
Basic	$(0.46)	$0.08	$0.54	$(2.32)	$(2.14)	$0.18

Diluted	$(0.46)	$0.07	$0.53	$(2.32)	$(2.14)	$0.18

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

In these situations, we deferred license, services and/or maintenance revenue because the customer retained the license right to the non-implemented software product for which our services have been deemed to be essential. Once payment from the customer is received, these amounts remain on the balance sheet as deferred revenue until an event occurs to allow revenue to be recognized under SOP 81-1. There are a limited number of transactions that remain in deferred revenue at September 30, 2003 in which certain non-implemented software products for which services are essential are no longer being licensed by us. In these cases, we believe it is unlikely that the customer will implement these software products, although most are using other products and services from us. While we will attempt to resolve these situations with the customers involved in order to enable recognition of the deferred revenue in question, we cannot predict how successful we will be in doing so.

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

Revenue and Expense Reversals – Concurrent Transactions

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

Net Income (Loss)

The statement of operations impact of the adjustments described above was to record adjustments for the three and nine months ended September 30, 2002 of $233.2 million and $76.5 million, respectively, resulting in net income of $34.1 million for the three months ended September 30, 2002 and net loss of $914.8 million for the nine months ended September 30, 2002.

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	As Reported	As Restated	Difference	As Reported	As Restated	Difference
Revenues:
Software licenses	$30,376	$21,451	$(8,925)	$115,096	$66,822	$(48,274)
Contract revenue	—	286,694	286,694	—	453,454	453,454
Services	43,348	33,059	(10,289)	151,531	110,081	(41,450)
Maintenance	40,895	33,263	(7,632)	136,004	109,130	(26,874)

Total revenues	114,619	374,467	259,848	402,631	739,487	336,856

Costs and expenses:
Cost of revenues:
Software licenses	3,093	(516)	3,609	20,677	1,189	19,488
Contract	—	65,271	(65,271)	—	133,191	(133,191)
Amortization of acquired technology	4,061	2,970	1,091	18,284	15,012	3,272
Services and maintenance	54,499	31,011	23,488	173,701	99,000	74,701
Sales and marketing	40,129	40,769	(640)	165,690	166,983	(1,293)
Research and development	47,752	45,680	2,072	154,299	149,749	4,550
General and administrative	16,431	16,256	175	56,529	54,765	1,764
Amortization of intangibles	3,186	3,569	(383)	9,650	10,801	(1,151)
Impairment of Intangibles	46,233	37,660	8,573	46,233	37,660	8,573
Restructuring charges and adjustments	89,390	88,774	616	87,019	88,843	(1,824)

Total costs and expenses	304,774	331,444	(26,670)	732,082	757,193	(25,111)
Operating income (loss)	(190,155)	43,023	233,178	(329,451)	(17,706)	311,745
Other income (expense), net	(6,830)	(6,832)	(2)	(7,825)	(7,837)	(12)

Income (loss) before income taxes	(196,985)	36,191	233,176	(337,276)	(25,543)	311,733
Income tax expense	2,125	2,125	—	654,006	889,209	(235,203)

Net income (loss)	$(199,110)	$34,066	$233,176	$(991,282)	$(914,752)	$76,530

Income (loss) per common share:
Basic	$(0.46)	$0.08	$0.54	$(2.32)	$(2.14)	$0.18

Diluted	$(0.46)	$0.07	$0.53	$(2.32)	$(2.14)	$0.18

Weighted-average common shares outstanding:
Basic	431,141	431,141		427,740	427,740

Diluted	431,141	470,622		427,740	427,740

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

	September 30, 2003	December 31, 2002
Short-term time deposits	$64,334	$9,313
Obligations of state and local municipalities	126,900	202,700
Corporate bonds and notes and commercial paper	81,400	114,781

	$272,634	$326,794

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2003
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

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the condensed consolidated balance sheets. Long-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2003
Corporate equity securities	$6	$—	$—	$6

December 31, 2002
U.S. government obligations	$33,000	$10	$—	$33,010
Corporate equity securities	6	—	—	6

	$33,006	$10	$—	$33,016

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

Intangible assets, excluding debt issuance costs, as of September 30, 2003 and December 31, 2002 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
September 30, 2003
Content databases	$110,500	$(110,464)	$36
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(118,081)	519
Relationships	12,500	(12,457)	43
Intellectual property	2,000	(2,000)	—

	$290,300	$(289,702)	$598

December 31, 2002
Content databases	$110,500	$(110,411)	$89
Installed customer base	46,700	(46,317)	383
Developed technology	118,600	(117,653)	947
Relationships	12,500	(12,393)	107
Intellectual property	2,000	(2,000)	—
Other	8	—	8

	$290,308	$(288,774)	$1,534

Accumulated amortization as of September 30, 2003 and December 31, 2002, includes the impairment charges of $57.5 million for content databases; $21.5 million for installed customer base; $36.7 million for developed technology; and $8.5 million for relationships recorded during 2002.

Amortization expense related to intangible assets totalled $0.2 million and $0.9 million during the three and nine months ended September 30, 2003. Amortization expense related to intangible assets totalled $6.5 million and $25.7 million during the three and nine months ended September 30, 2002.

In conjunction with testing for impairment performed during the third quarter of 2002, we also reassessed the estimated useful lives of the remaining intangible assets. This analysis led to adopting an accelerated remaining useful life for the remaining relationships intangible asset. The remaining useful life for the relationships assets was modified to 18 months from the original useful life of 42 months. The remaining useful lives of the other intangible assets were not changed. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2003 is as follows:

Remainder of 2003	$191
2004	407

Total	$598

Goodwill. On January 1, 2002, in accordance with SFAS No. 142, we stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No impairment to goodwill was recorded in conjunction with the adoption of the new accounting standard. We intend to complete our annual impairment test for 2003 during the fourth quarter. Goodwill totalled $16.6 million and $15.9 million at September 30, 2003 and December 31, 2002, respectively. In June 2003, we paid $0.7 million in contingent consideration related to our acquisition of Trade Services Corporation (TSC) in March 2001. As a result of this payment, our goodwill balance has increased by $0.7 million.

5. Borrowings and Debt Issuance Costs

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears.

In April 2003, we obtained a waiver letter under our $20 million letter of credit line pursuant to which the lender waived, to and including July 15, 2003, any and all defaults and events of default under the line that occurred or that could occur as a result of or in connection with the re-audit and restatement of our financial statements. On April 30, 2003 this line expired and we negotiated a new letter of credit line for $15.0 million with another lender. Under the new line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the new line. As of September 30, 2003, $8.7 million in letters of credit were outstanding under this line and $11.0 million in restricted cash was pledged as collateral for those outstanding letters of credit. The new line contains a letter of credit fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. The new line has no financial covenants and expires on April 29, 2004.

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

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of September 30, 2003, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at September 30, 2003 and December 31, 2002.

Cash paid for interest during the nine months ended September 30, 2003 and 2002 was $14.8 million and $13.8 million.

Debt Issuance Costs. Unamortized debt issuance costs totalled $4.6 million and $5.7 million at September 30, 2003 and December 31, 2002, respectively, and are included in intangibles, net in the accompanying condensed consolidated balance sheets. Debt issuance costs, initially recorded in connection with our issuance of $350.0 million in convertible debt in 1999, are amortized at a rate of approximately $1.5 million per year over the life of the debt, which matures in December 2006. Amortization of debt issuance costs is reported as a component of other non-operating expense in the accompanying condensed consolidated statements of operations.

6. Restructuring Charges and Adjustments

2002 Restructuring Plan. In July 2002, we initiated a global restructuring plan to further reduce our operating expenses and to bring them into alignment with our recent revenue levels. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and the remaining actions, such as additional office closures and consolidations and asset disposals, were completed during the nine months ended September 30, 2003.

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

Consolidated Restructuring Accrual

The following table summarizes the 2003 restructuring related payments and adjustments, and the components of the remaining restructuring accruals, included in accrued liabilities, at September 30, 2003 and December 31, 2002:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2002	$10,569	$48,939	$59,508
Adjustment to accruals originally recorded in 2001 and 2002	786	4,792	5,578
Non-cash utilization in the first nine months of 2003	—	(8,879)	(8,879)
Note issued related to lease termination	—	(6,800)	(6,800)
Payments in the first nine months of 2003	(7,040)	(22,817)	(29,857)

Remaining accrual balance at September 30, 2003	$4,315	$15,235	$19,550

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

During the third quarter of 2003 we made a decision to negotiate the termination of a facility lease in Europe that had previously been shut-down as part of our 2001 restructuring. Additionally, we reviewed our remaining accrual for all leased facilities that were affected by our 2001 and 2002 restructurings. We determined that the remaining accrual was not sufficient to cover our future estimated net cash outflows related to these obligations due to changes in our estimates of sub-lease receivables and facility overhead costs. These activities resulted in a $5.4 million increase to our restructuring accrual as of September 30, 2003.

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

As of September 30, 2003, we had net deferred tax liabilities of approximately $36,000, which included a valuation allowance on deferred tax assets of $887.5 million, compared to net deferred tax liabilities of $2.3 million at December 31, 2002, which included a valuation allowance on deferred tax assets of $905.7 million.

8. Stockholders’ Deficit and Earnings (Loss) Per Common Share

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, share rights awards and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic earnings per share of common stock – weighted average common shares outstanding	433,428	431,141	433,062	427,740

Effect of dilutive securities:
Outstanding stock option, warrant, and share rights awards	2,989	481	2,106	—
Convertible debt	—	39,000	16,571	—

Diluted earnings per share – weighted average common and common equivalent shares outstanding	436,417	470,622	451,739	427,740

As a result of the net loss incurred for the nine months ended September 30, 2002, options to purchase 3.8 million shares of common stock and debt convertible into 39.0 million shares of common stock were excluded from the determination of the weighted-average number of common shares outstanding for the purposes of computing diluted earnings per common share because the effect would have been anti-dilutive. Had we reported net income for that period, these securities would have been included in the dilutive share computation.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Regions are categorized as United States, Non-US Americas, Europe, Middle East and Africa (EMEA), Japan or Asia Pacific (APAC). Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	$79,787	$325,497	$268,465	$572,645
Non-US Americas	2,145	4,168	7,431	15,150
EMEA	23,047	26,966	74,662	88,425
Japan	6,858	9,519	25,514	37,526
APAC	5,482	8,317	21,190	25,741

	$117,319	$374,467	$397,262	$739,487

Revenues from international operations totalled $37.5 million and $49.0 million during the three months ended September 30, 2003 and 2002, respectively. Revenues from international operations totalled $128.8 million and $166.8 million during the nine months ended September 30, 2003 and 2002, respectively.

During the three months ended September 30, 2003, one customer accounted for approximately 13% of total revenues while during the three months ended September 30, 2002, two customers individually accounted for approximately 25% and 15% of total revenues. During the nine months ended September 30, 2002, one customer accounted for approximately 13% of total revenues. Substantially all of the revenues related to these customers during these periods were contract revenues previously deferred as a result of our recent restatement (See Note 2 – Restatement). During the nine months ended September 30, 2003, no individual customer accounted for more than 10% of total revenues.

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	September 30, 2003	December 31,2002
United States	$29,950	$87,921
Non-US Americas	1,061	1,335
EMEA	18,737	19,204
Japan	885	1,485
APAC	3,664	6,232

	$54,297	$116,177

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

Other Litigation

We are subject to various other claims and legal actions, including claims and legal actions from former employees and certain customers. We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited; however, we have directors and officers insurance that should limit our exposure and enable us to recover a portion of any future amounts paid in regards to officers and directors. Additionally, our corporate by-laws allow us to choose to indemnify any employee of the company for certain events or occurrences while the employee is, or was serving, at our request in such capacity. At September 30, 2003, we had incurred approximately $0.1 million and $1.1 million of expense for legal fees and expenses incurred by individuals covered under such indemnification agreements during the three and nine months ended September 30, 2003.

11. Restated 2003 Quarterly Information

As previously reported, subsequent to the issuance of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, we discovered certain expenses which required reclassification. Approximately $4.8 million of the amount reported as “sales and marketing expense” for the three months ended March 31, 2003 and approximately $5.7 million of the amount reported as “cost of services and maintenance revenues” for the three months ended June 30, 2003 have been reclassified as “research and development expense” for the respective periods. These reclassifications have no effect on the revenue, operating income, net income, total assets, liabilities, equity or cash flow we reported for the quarters ended March 31 and June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing negative cash flow and we may not achieve a return to positive cash flow.

•	We have been named as a defendant in a number of class action and shareholder derivative lawsuits and the SEC has issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the restatement of our financial results. If any of these lawsuits or the SEC investigation is decided adversely to us, the outcome could have a material adverse effect on our relationships with customers, financial condition or results of operations.

•	Our future financial results are difficult to predict and may vary significantly from quarter to quarter.

•	Lack of sustained improvement in information technology spending, especially in the high technology sector and other markets we serve, and general economic conditions could further negatively impact our revenues.

•	We anticipate seasonal and other fluctuations in revenues, which may cause volatility in our stock price.

•	We may not remain competitive.

•	Further loss of key employees, including customer-facing employees, may negatively affect our operating results and revenues.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to spend, production, revenue and profit, fulfillment and logistics performance. Our application software is often bundled with other offerings, including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(%)	(%)	(%)	(%)
Revenues:
Software licenses	12.1	5.7	12.7	9.0
Contract	30.8	76.6	33.4	61.3
Services	27.1	8.8	27.7	14.9
Maintenance	30.0	8.9	26.2	14.8

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Cost of revenues:
Software licenses	(0.6)	(0.1)	0.5	0.2
Contract	8.3	17.4	7.2	18.0
Amortization of acquired technology	0.1	0.8	0.1	2.0
Services and maintenance	29.9	8.2	28.8	13.3
Sales and marketing	17.8	10.9	17.1	22.6
Research and development	17.3	12.2	15.8	20.3
General and administrative	10.8	4.3	12.8	7.4
Amortization of intangibles	—	1.0	0.1	1.5
Impairment of intangibles	—	10.1	—	5.1
Restructuring charges and adjustments	4.4	23.7	1.4	12.0

Total costs and expenses	88.0	88.5	83.8	102.4

Operating income (loss)	12.0	11.5	16.2	(2.4)
Other income (expense), net:
Interest income	0.8	0.8	1.0	1.6
Interest expense	(4.2)	(1.6)	(4.0)	(2.4)
Realized gains (losses) on investments, net	—	(0.7)	—	0.2
Foreign currency hedge and transaction gains (losses), net	0.2	(0.2)	(0.1)	(0.3)
Gain on early repayment of debt obligation	—	—	0.9	—
Other	(0.4)	(0.1)	(0.5)	(0.2)

Total other income (expense), net	(3.6)	(1.8)	(2.7)	(1.1)

Income (loss) before income taxes	8.4	9.7	13.5	(3.5)
Income tax expense	2.3	0.6	1.0	120.2

Net income (loss)	6.1	9.1	12.5	(123.7)

Revenues

Revenues consist of software license revenues, contract revenues, service revenues and maintenance revenues, and are recognized in accordance with SOP 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition.” Total revenues decreased $257.1 million and $342.2 million, or 68.7% and 46.3%, in the three and nine months ended September 30, 2003 as compared to the same periods in 2002. We derived substantially all of our revenues from licenses associated with our software products and content databases, and related services and maintenance. Details of our revenues are presented below.

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $14.2 million and $50.6 million, or 12.1% and 12.7% of total revenues, for the three and nine months ended September 30, 2003, decreasing $7.3 million and $16.2 million, or 33.8% and 24.2%, from the same periods in 2002.

Revenue from software product sales totalled $4.7 million and $21.0 million, or 32.9% and 41.4% of total software license revenue, for the three and nine months ended September 30, 2003, as compared to $10.7 million and $33.9 million, or 49.9% and 50.7% of total software license revenue, for the three and nine months ended September 30, 2002. The decrease in revenue from software product sales during the comparable periods was the result of a decline in sales arising from continued softness in demand, an increase in the proportion of our software product sales which was accounted for using contract accounting and reported as a development services component of contract revenue, uncertainties related to our financial condition and the restatement of our financial statements, sales and other deal execution issues, reduction in sales and marketing capacity and increased competition, among other factors. Poor economic conditions, among other factors, have suppressed technology and capital spending by customers and extended the decision cycles of many potential customers. We have been particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which appears to have been more significantly impacted by economic conditions. Based on our recent financial performance and the other matters referred to in Note 2 –Restatement, in the accompanying notes to condensed consolidated financial statements, our customers and prospects have also voiced concerns about our continued financial viability that may have contributed to the decline of our total revenues. Despite our efforts to generate demand and develop growth in areas outside of the high-tech industry, our success has been limited and there can be no assurance that our business will stabilize or that we will be able to effectively develop future revenue growth from software product sales.

Revenue from content subscriptions and other revenue classified as software license revenue totalled $9.5 million and $29.6 million, or 67.1% and 58.6% of total software license revenue, for the three and nine months ended September 30, 2003, as compared to $10.8 million and $32.9 million, or 50.1% and 49.3% of our total software license revenue, for the three and nine months ended September 30, 2002. The decline in revenue from content subscriptions and other revenue classified as software license revenue is primarily attributable to increased competition in the market, specifically as related to price pressure, a decline in content subscription renewals and a decline in the market growth of content and content services.

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

Contract. Contract revenue consists of fees generated from development services projects (which includes the related license and services) as well as license, services and maintenance revenue from those transactions for which we determined in connection with our recent restatement to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1. Contract revenue totalled $36.2 million and $132.6 million, or 30.8% and 33.4% of total revenues, for the three and nine months ended September 30, 2003, decreasing $250.5 million and $320.9 million, or 87.4% and 70.8%, from the same periods in 2002.

Contract revenue related to license, services and maintenance revenue from those transactions for which we determined in connection with our recent restatement to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 totalled $31.0 million and $112.5 million, or 85.7% and 84.9% of total contract revenue, for the three and nine months ended September 30, 2003, as compared to $286.7 million and $445.1 million, or 100.0% and 98.2% of total contract revenue, for the three and nine months ended September 30, 2002. Revenue that was deferred from prior periods as a result of our recent restatement and remained recorded as deferred revenue at September 30, 2003 was $135.4 million. Until substantially all revenue deferred from prior periods as a result of our recent restatement has been recognized, we expect contract revenue to vary significantly. We can provide no assurance as to whether or when we will be able to recognize such revenue.

Revenue from development services projects totalled $5.2 million and $20.0 million, or 14.3% and 15.1% of total contract revenue, in the three and nine months ended September 30, 2003, as compared to $0.0 million and $8.3 million, or less than 2% of total contract revenue, for the three and nine months ending September 30, 2002. The increase in revenue from development services for the three and nine months ended September 30, 2003 is primarily the result of an increase in demand for our development services over prior periods and the receipt of a $3.6 million payment arising from the termination of a development services contract in the first quarter of 2003. We expect development services revenue to moderately increase over the next twelve months.

Services. Services revenue consists of fees generated by providing services to customers, including consulting, training and other services. Services revenue totalled $31.8 million and $110.0 million, or 27.1% and 27.7% of total revenues, for the three and nine months ended September 30, 2003, decreasing $1.2 million and $0.1 million, or 3.7% and 0.1%, from the comparable periods in 2002. The decrease in services revenue for the three and nine month period was primarily due to lower license revenues which led to fewer implementations, and competitive rate pressures on consulting engagements. For the nine month period, the decrease was substantially offset by one-time recognition events related to the completion of certain implementation milestones and the provision of other services in the second quarter of 2003.

We continue to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced consulting budgets of customers. Additionally, the increased use of our consultants in India has caused our global blended consulting rates to decrease during 2003. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, we expect services revenue to decline unless and until we have a sustained increase in our software product sales. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

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

Maintenance. Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue totalled $35.1 million and $104.1 million, or 30.0% and 26.2% of total revenues, for the three and nine months ended September 30, 2003, increasing $1.9 million and decreasing $5.1 million, or 5.6% and 4.7%, from the comparable periods in 2002. The decrease in maintenance revenue for the nine month period resulted from a decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms, deferred or cancelled implementations by customers and the fact that certain customers to whom we previously sold software are no longer operating or solvent. There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenue to decline until we experience a sustained increase in the licensing of our software.

International Revenue. Our international revenue is primarily generated from customers located in Europe, Asia, Canada and Latin America. International revenue totalled $37.5 million and $128.8 million, or 32.0% and 32.4% of total revenues, for the three and nine months ended September 30, 2003, as compared to $49.0 million and $166.8 million, or 13.1% and 22.6% of total revenues, in the three and nine months ended September 30, 2002. The decrease in international revenue was the result of declining demand for enterprise application software, continued softness in technology and capital spending by customers, uncertainties related to our financial condition and the re-

audit of our financial statements, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

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

Cost of software licenses totalled ($0.7) million and $2.2 million, or (4.9%) and 4.3% of related revenues, for the three and nine months ended September 30, 2003, decreasing $0.2 million and increasing $1.0 million, or (34.3%) and 81.7%, from the same periods in 2002. During the three and nine months ended September 30, 2002, we reversed accruals of $6.2 million and $16.0 million, respectively, for commissions payable to third parties due to the fact that the third parties did not achieve certain performance levels which would have entitled them to the commission and customer claim accruals that were no longer necessary. During the third quarter of 2003, we reversed additional accruals of $1.8 million related to third-party commissions that we determined were no longer payable. Excluding the effects of the 2003 and 2002 reversals, we experienced a decrease in costs of software licenses caused by the decrease in license sales over the comparable periods.

Cost of Contract. Cost of contract includes costs associated with personnel performing development services for customers as well as costs associated with license, services and maintenance revenue from those transactions for which we changed the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 as a result of our recent restatements. Cost of contract totalled $9.8 million and $28.6 million, or 27.0% and 21.6% of related revenue, for the three and nine months ended September 30, 2003 as compared to $65.3 million and $133.2 million, or 22.8% and 29.4% of related revenue, for the three and nine months ended September 30, 2002.

Costs of contract associated with license, services and maintenance revenue from those transactions for which we changed the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 as a result of our recent restatements were $4.1 million and $11.0 million, or 13.2% and 9.8% of related revenues for the three and nine months ended September 30, 2003. This compares to $63.1 million and $127.0 million, or 22.0% and 28.5% of related revenues, for the three and nine months ended September 30, 2002. Because these contract expenses are recorded when the corresponding revenue is recognized, the decrease in these expenses over the comparable periods is primarily the result of the corresponding decrease in contract revenue recognized. The change in cost of contract as a percentage of related revenue is a result of differences in the relative mix of license, services and maintenance revenue recognized as contract revenue and the fact that the components of contract revenue each have a different margin.

Cost of development services projects totalled $5.7 million and $17.6 million, or 109.9% and 87.9% of related revenue, for the three and nine months ended September 30, 2003 as compared to $2.2 million and $6.2 million, or 27,485.5% and 74.2% of related revenue, for the three and nine months ended September 30, 2002. The increase in cost of development services for the three and nine months ended September 30, 2003 is primarily a result of an increase in demand for our development services over prior periods. The margin on development services will fluctuate as expenses are recorded as incurred while revenue is recognized over time or as milestones are achieved.

Amortization of Acquired Technology. In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology totalled $0.1 million and $0.4 million in the three and nine months ended September 30, 2003 as compared to $3.0 million and $15.0 million for the three and nine months ended September 30, 2002. Amortization of acquired technology decreased primarily due to an $18.4 million write-down of developed technology intangible assets in the third quarter of 2002 that were determined to be further impaired as the result of an assessment that was performed due to indications that the carrying amounts of these assets might not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the intangible assets. See Note 4 – Intangible Assets and Goodwill, in the accompanying notes to condensed consolidated financial statements for additional information on the impairment charges and future amortization expense.

Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. Cost of services and maintenance totalled $34.9 million and $114.1 million, or 52.1% and 53.3% of related revenue, for the three and nine months ended September 30, 2003, as compared to $31.0 million and $99.0 million, or 46.8% and 45.2% of related revenue, for the three and nine months ended September 30, 2002. Notwithstanding the decrease in expenses as a result of the decrease in the average number of consultants, product support staff and training staff in connection with our restructuring activities in these areas in the third quarter of 2002, and the partial reversal of our allowance for doubtful accounts, cost of services and maintenance increased period over period primarily because of the substantial amount of services expense recognized as cost of contract in the three and nine months ended September 30, 2002 as a result of the recent restatement.

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense totalled $20.9 million and $68.0 million, or 17.8% and 17.1% of total revenues, for the three and nine months ended September 30, 2003 as compared to $40.8 million and $167.0 million, or 10.9% and 22.6% of total revenues, for the three and nine months ended September 30, 2002. The decrease was primarily due to decreases in the average number of sales and marketing personnel and direct sales representatives as a result of restructuring activities in the third quarter of 2002, a decrease in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales and the reversal of a portion of our allowance for doubtful accounts.

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

Research and development expenses totalled $20.3 million and $62.7 million, or 17.3% and 15.8% of total revenues, for the three and nine months ended September 30, 2003 as compared to $45.7 million and $149.7 million, or 12.2% and 20.3% of total revenues, for the three and nine months ended September 30, 2002. The decrease in research and development expenses resulted from restructuring activities, which resulted in fewer employees engaged in research and development activities, and the shifting of an increased proportion of research and development to our India facility in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to research and development activities. As of September 30, 2003, approximately 56% of our research and development employees were located in India. Additionally, the number of research and development employees that worked on development services contracts increased in the three and nine months ended September 30, 2003 over the comparable periods in 2002, which caused a further decrease of research and development expense.

General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expenses totalled $12.7 million and $50.7 million, or 10.8% and 12.8% of total revenues, for the three and nine months ended September 30, 2003 as compared to $16.3 million and $54.8 million, or 4.3% and 7.4% of total revenues for the three and nine months ended September 30, 2002. We incurred expenses for legal and accounting fees of approximately $3 million and $16 million for the three and nine months ended September 30, 2003 related to our restatement and investigation activities, which offset the benefits we achieved by decreasing the general and administrative headcount in connection with our restructuring activities.

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

Amortization of intangibles (excluding the amortization of acquired technology) related to acquisitions was $39,000 and $501,000, or less than 1% of total revenues, for both the three and nine months ended September 30, 2003 as compared to $3.6 million and $10.8 million, or 1.0% and 1.5% of total revenues, for the three and nine months ended September 30, 2002. The decrease in amortization of intangibles is due primarily to a $19.4 million write-down of certain intangible assets, including content databases, installed customer base, relationships and intellectual property (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”), which were determined to be impaired during the third quarter of 2002. See Note 4 – Intangible Assets and Goodwill, in the accompanying notes to condensed consolidated financial statements for additional information on the impairment charges and future amortization expense.

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

In July 2002, we initiated another global restructuring plan to further reduce our operating expenses. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. The restructuring plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges related to this plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring plan occurred during 2002; the remaining actions, such as additional office closures or consolidations and asset disposals, were completed during the nine months ended September 30, 2003.

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

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $37.7 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

During the third quarter of 2003 we made a decision to negotiate the termination of a facility lease in Europe that had previously been shut-down as part of our 2001 restructuring. Additionally, we reviewed our remaining accrual for all leased facilities that were affected by our 2001 and 2002 restructurings. We determined that the remaining accrual was not sufficient to cover our future estimated net cash outflows related to these obligations due to changes in our estimates of sub-lease receivables and facility overhead costs. These activities resulted in a $5.4 million increase to our restructuring accrual as of September 30, 2003.

Additional details of the remaining restructuring accruals are presented in Note 6 —Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-Operating Expense, Net

Non-operating expense, net, totalled $4.1 million and $10.7 million, or 3.6% and 2.7% of total revenue, for the three and nine months ended September 30, 2003 as compared to $6.8 million and $7.8 million, or 1.8% and 1.1% of total revenue, for the three and nine months ended September 30, 2002. During the nine months ended September 30, 2003, we experienced an increase in non-operating expense, net over the comparable period in 2002 as a result of the significant decline in interest income, which is primarily the result of lower market interest rates and lower average balances of invested funds, partially offset by the gain recorded as a result of the early repayment of our Trade Service Corporation (TSC) note in June 2003. For the three month period ended September 30, 2003, we experienced a decline in non-operating expense, net over the comparable period in 2002 as a result of a reduction to interest expense due to the early repayment of Trade Service Corporation note in June 2003 and a reduction of losses realized on investments, somewhat offset by the decline in interest income referred to above.

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

Provision for Income Taxes

We recognized income tax expense of $2.8 million and $4.3 million, representing effective income tax rates of 27.9% and 8.0%, during the three and nine months ended September 30, 2003. This compares to income tax expense of $2.1 million and $889.2 million for the three and nine months ended September 30, 2002. Items which cause differences between the U.S. statutory rate and our effective rate during the periods presented predominately include changes in the deferred tax asset valuation allowance, state income taxes (net of federal income tax benefits), non-deductible meal and entertainment expenses and research and development tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Since the second quarter of 2001 our cash position has been declining. Our working capital was $52.6 million at September 30, 2003 compared to a deficit of ($68.2) million at December 31, 2002, an improvement of $120.8 million. The improvement in working capital was primarily the result of a decrease of $76.7 million in accounts payable, accrued liabilities and accrued compensation, a decrease in deferred revenue of $95.3 million and a $60.9 million decrease in the current portion of long-term debt as a result of the early retirement of our senior convertible promissory note, which was prepaid during the second quarter (see Note 5 – Borrowings and Debt Issuance Costs in the accompanying notes to condensed consolidated financial statements). The decrease in these current liabilities was partially offset by a decrease of $87.2 million in cash and cash equivalents, restricted cash and short-term investments, a decrease of $9.3 million in accounts receivable and a decrease of $17.8 million in deferred contract costs and other current assets.

Cash and cash equivalents were $320.5 million at September 30, 2003, a decrease of $81.7 million from December 31, 2002. The decrease was primarily the result of $61.2 million in cash used in operating activities and $57.5 million in cash used in financing activities, partially offset by $36.4 million in cash provided by investing activities. At September 30, 2003 restricted cash totalled $11.5 million, of which $11.0 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency forward exchange contracts. At December 31, 2002, $12.1 million in restricted cash was pledged as collateral for outstanding letters of credit.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. Short and long-term investments totalled $5.0 million and approximately $6,000, respectively, at September 30, 2003 and $10.0 million and $33.0 million, respectively, at December 31, 2002. Short-term investments consist primarily of highly-rated obligations of municipalities that have remaining maturities of less than one year. Long-term investments include obligations of agencies of the U.S. government with remaining maturities in excess of one year but not more than two years, as well as equity securities.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $337.0 million at September 30, 2003 compared to $457.2 million at December 31, 2002. The totals for September 30, 2003 and December 31, 2002 included insignificant amounts of common stock of public companies.

The most significant adjustments to reconcile net income to net cash used in operating activities during the nine months ended September 30, 2003 include the net decrease in accrued liabilities, accrued compensation and related expenses and accounts payable of $59.7 million, the net decrease in deferred revenue of $95.1 million, depreciation and amortization of $19.5 million, and the decrease in accounts receivable of $13.4 million.

The significant sources of cash provided by investing activities during the nine months ended September 30, 2003 were the proceeds from the sales of short-term and long-term investments of $38.0 million.

The significant cash outflow from financing activities during the nine months ended September 30, 2003 of $57.5 million was due to the prepayment of our $60.9 million senior convertible promissory note. We paid $59.2 million of cash to retire the note, of which $57.5 million was for the principal of the note, $1.0 million was for accrued interest on the note through the date of prepayment and $0.7 million was for contingent consideration that became due under the Trade Service Corporation acquisition agreement. See Note 5 – Borrowings and Debt Issuance Costs in the accompanying condensed consolidated financial statements.

Accounts receivable, net of allowance for doubtful accounts, decreased 20.4% during the nine months ended September 30, 2003. Days sales outstanding (DSO’s) in receivables increased to 29 days as of September 30, 2003 from 25 days as of December 31, 2002. We anticipate that DSO’s will likely increase in the future. Our allowance for doubtful accounts was $3.3 million and $10.4 million at September 30, 2003 and December 31, 2002. The decrease in our allowance for doubtful accounts is due to $4.2 million in collections of accounts receivable previously reserved or written-off, $3.1 million in write-offs of accounts receivable, and a $2.0 million reversal of the allowance offset by $2.0 million in new provisions recorded during the period. Due to the significant collections of accounts receivable previously reserved or written-off and a $2.0 million reversal of the allowance, our net provision for bad debts was ($2.8) million and ($4.0) million for the three and nine months ended September 30, 2003.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of September 30, 2003, none of the notes have been converted to common stock, redeemed or otherwise retired.

During the second quarter of 2003, our $20.0 million letter of credit line expired and we established a new letter of credit line for $15.0 million with another lender. As of September 30, 2003, $8.7 million in letters of credit were outstanding under this line and $11.0 million in restricted cash was pledged as collateral for those outstanding letters of credit.

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

We expect that cash, cash equivalents and short-term investment balances will continue to decrease in at least the short term primarily due to cash outflows associated with operations, restructuring activities and debt service obligations. We believe that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. However, sustained weak demand for enterprise application software within the product and industry segments we target, and for our products, has had and will continue to have a negative impact upon our operating results, which, in turn, will continue to negatively impact our liquidity and capital resources. In addition, our $356.8 million of long-term debt bears interest at 5.25% per year, which is approximately $18.7 million per year, payable in semi-annual installments due in June and December. The average yield we currently realize on our cash, cash equivalents and investments is approximately 1.1%. We may seek private or public equity or debt financing, which could have a dilutive effect on the holdings of existing stockholders; however, we may not be able to obtain additional equity or debt financing on satisfactory terms or at all.

SENSITIVITY TO MARKET RISKS

Foreign Currency Risk. Revenues originating outside of the United States totalled 32.0% and 32.4% of total revenues during the three and nine months ended September 30, 2003, and 13.1% and 22.6% of total revenues for the three and nine months ended September 30, 2002. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. As of September 30, 2003, $0.5 million of restricted cash was pledged as collateral for outstanding foreign currency forward exchange contracts.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of September 30, 2003, 98.2% of our debt securities and time deposits had remaining maturities of three months or less, while 1.8% had remaining maturities between three months and one year. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board decreased the discount rate by 475 basis points during 2001, an additional 50 basis points in 2002, and an additional 25 basis points in 2003, which has led to significant declines in short-term market interest rates. As of September 30, 2003, the weighted-average yield on debt securities we held was approximately 1.09% compared to approximately 1.64% for debt securities held as of December 31, 2002. The decrease in the weighted-average yield on these investments was a result of reinvesting maturing investments at lower market interest rates in 2003. Based on our investment holdings as of September 30, 2003, an immediate 100 basis point decline in the average yield earned on these investments would reduce our expected annual interest earnings by approximately $2.8 million.

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

Market Price Risk. In addition to investments in debt securities, we have historically maintained minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.2 million after-tax unrealized loss on these investments for the nine-month period ended September 30, 2002. However, the carrying value of minority equity investments was not significant at September 30, 2003.

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

Defending against existing and potential litigation and other proceedings relating to the restatement of our consolidated financial statements will continue to require significant attention and resources of our management. We cannot assure you that the significant time and effort spent will not adversely affect our business, financial condition and results of operations.

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

We experienced substantial negative cash flows during the first three quarters of 2003 and the years ended December 31, 2002 and 2001 primarily due to sharp declines in our revenues combined with an operating cost structure that was designed to support revenue growth. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could substantially impair our liquidity and our ability to finance and support our operations, and eventually could threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. As a result, we may be required to seek private or public debt or equity investments on disadvantageous terms, which could have a dilutive effect on the holdings of existing stockholders. In addition, such continued negative cash flows and the related negative market perception have and may continue to negatively affect our ability to sell our products.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our annual debt servicing expense of $18.7 million, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations negatively affects the price of our common stock.

Global Economic And Geo-Political Conditions May Fail To Significantly Improve, Which Might Negatively Impact Us And The Price Of Our Stock.

The macroeconomic environment, the geo-political situation and capital spending on information technology have remained unstable, resulting in continued uncertainty. The operating results of our business depend on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, continued soft demand for computer software and services caused by a weak economy, political uncertainty and budgetary constraints has resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which has been more significantly impacted by the current weak economic environment, and the relatively large license transactions upon which we have historically relied. Customers may continue to defer or reconsider purchasing products if they continue to experience a lack of growth in their business, if the general economy fails to significantly improve or the geo-political situation fails to stabilize, resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

If We Are Unable To Develop Acceptable Products And Generate Demand For Such Products, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, requires a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services or we may fail to develop acceptable solutions to address new market conditions. In addition, the restatement of our consolidated financial statements and our ongoing legal proceedings could adversely impact customer demand. Any one of these events could have a material adverse effect on our business, results of operations and financial condition.

Historically, A Small Number Of Software Product Transactions Have Been Significant In Each Period. Our Operating Results For A Given Period Could Suffer Serious Harm If We Fail To Close Or Recognize One Or More Large Transactions Expected For That Period.

Historically, we have derived a significant portion of revenues in each period from a small number of relatively large software product transactions. As a result, our financial results may vary significantly from period to period. Our operating results for a given period could be materially adversely affected if we fail to close or recognize one or more large transactions expected for that period.

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

We May Not Remain Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, many of our competitors have one or more of the following advantages:

•	Longer operating history.

•	Greater financial, technical, marketing, sales and other resources.

•	Positive cash flow.

•	More profitable operations.

•	Superior product functionality in specific areas.

•	Greater name recognition.

•	A broader range of products to offer.

•	Better performance.

•	A larger installed base of customers.

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

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructurings, among other reasons, and we believe our voluntary attrition rate is higher than the software industry’s average. Our workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. Additional restructuring activity may be required in the future that may result in further voluntary and involuntary attrition and loss of key personnel. We have employment agreements with relatively few of our key technical, sales and senior management personnel. As a result, our employees could resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address revenue and profit optimization, fulfillment optimization, production optimization, spend optimization, and logistics optimization. We expect license revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including weakness in the macroeconomic environment (particularly the high-tech sector), reductions in capital spending, and the changing composition of our customer base, which have led to a decline in our revenues. Other factors, such as competition and technological change as well as the restatement of our consolidated financial statements and our ongoing legal proceedings, could also adversely impact demand for, or market acceptance of, these applications.

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

We May Not Be Able to Realize The Benefits Of Our Tax Deferred Assets.

If we do not achieve sufficient federal taxable income in future years to utilize our net operating loss carryforwards, they will expire, and we will be unable to realize the benefits of our deferred tax assets. In the second quarter of 2002, we stopped recognizing tax benefits for net operating losses for financial reporting purposes. In addition, we recorded a valuation allowance for all of our remaining deferred tax assets, which resulted in an $887.3 million charge to income tax expense.

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

We May Not Be Successful In Convincing Customers To Migrate To Current Or Future Releases Of Our Products, Which May Lead To Reduced Consulting And Maintenance Revenues And Less Future Business From Existing Customers.

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

Risks associated with our development services projects include, but are not limited to:

•	We have only recently begun undertaking relatively large development services projects and we may be unable to effectively execute our business strategy.

•	Customers may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	We may be unable to recognize revenue associated with development services projects in accordance with expectations. We generally recognize revenue from custom software development projects over time using the contract method of accounting subject to the receipt of cash. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•	Many of our development services projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project or the customer attempts to change the scope of the project, the profit, if any, realized from the project would be adversely affected to the extent that we have to add additional resources to complete the project.

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our solution operations are located, and other foreign countries such as China where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Any litigation to defend our intellectual property rights could be time-consuming and costly.

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

Because Of Our Significant International Operations, We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 32% of our total revenues in the third quarter of 2003, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

We have shifted a large proportion of our development and services capacity to India. However, we may not fully achieve the cost savings and other benefits that we anticipate from this program and we may not be able to find or retain sufficient numbers of developers with the necessary skill sets in India to meet our needs. Our current infrastructure in India is less developed than our North American infrastructure and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 54% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

Risks Related To Our Stock

Our Inability To List Our Common Stock On The NASDAQ National Market May Make Our Common Stock More Difficult To Trade, Harm Our Business Reputation and Adversely Affect Our Ability To Raise Funds In the Capital Markets.

The delisting of our common stock from the NASDAQ National Market may make our common stock more difficult to trade, may have harmed our general business reputation and may impair our ability to raise funds in the capital markets, which could have a material adverse effect on our business, results of operations and financial condition. We may not be able to satisfy NASDAQ’s initial listing requirements to be eligible to re-apply for listing on the NASDAQ National Market. Further, if we decide to request stockholder approval for a reverse split of our common stock in order to comply with the $5 minimum bid price requirement, there can be no assurance that we will obtain stockholder approval for the reverse split. If we are successful in obtaining such approval and are accepted for listing on the NASDAQ National Market, there is still a risk that our common stock price will decline to levels that would again cause us not to comply with NASDAQ listing standards.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, Have Significant Influence Over Stockholder Votes.

As of November 5, 2003 our current executive officers and directors together beneficially owned approximately 28.0% of the total voting power of our company, 26.8% of which was beneficially owned by Sanjiv Sidhu, our Chairman, CEO and President, and entities that he controls. Accordingly, Mr. Sidhu and other officers and directors holding stock in our company have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2002 the market price of our common stock on the NASDAQ National Market fluctuated between $0.41 and $9.58 per share and, during the first nine months of 2003, the market price of our common stock on the NASDAQ National Market and the over-the-counter Pink Sheets fluctuated between $0.53 and $1.61 per share. The following factors, should they occur, might significantly affect the market price of our common stock:

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

A remedial plan has been completed and we are in the process of implementing senior management’s recommendations for enhancements to our control processes and procedures as set forth in that plan. In-process or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementations and products; expansion of our transaction sign-off procedures to include certain field personnel and development personnel; enhanced training with respect to revenue recognition policies and procedures for our field personnel and personnel in our services and development organizations; modification of the incentive compensation structure of certain field personnel to eliminate compensation based upon recognized revenue; expansion of our quarterly sign-off; enhanced release management review and approval processes; enhancement of our post-transaction monitoring of implementations; expansion of the responsibilities of our internal audit team; enhanced analysis and support for the accounting used when recording business acquisition transactions; and enhanced analysis and support for our accrued liability accounts. We continue to consider and implement further actions to improve the effectiveness of our control processes and procedures.

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

Other Litigation

We are subject to various other claims and legal actions, including claims and legal actions from former employees and certain customers. We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

The adverse resolution of any one or more of the matters described in this Item 1, over and above the amount that has been estimated and accrued in the current condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 10 – Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements.

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

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, we filed the following reports on Form 8-K:

•	Report on Form 8-K (Items 7, 9 and 12) on July 24, 2003, which announced the release of our 2003 first quarter financial results and preliminary financial results for the second quarter of 2003. The financial information was contained in the press release attached as Exhibit 99.1 to the Form 8-K.

•	Report on Form 8-K (Item 5) on September 5, 2003, which announced that we had identified certain amounts included in our unaudited consolidated financial statements for the quarters ended March 31 and June 30, 2003 that we intended to reclassify. Adjustments to reflect these reclassifications are included in the unaudited consolidated financial statements for the nine months ended September 30, 2003 contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

November 13, 2003	By:	/s/ WILLIAM M. BEECHER

William M. Beecher Executive Vice President and Chief Financial Officer (Principal financial officer)

November 13, 2003		/s/ MARY K. MURRAY Mary K. Murray Vice President – Finance & Accounting (Principal accounting officer)