Form 10-K
period 2003-12-31
I2 TECHNOLOGIES INC
filed 2004-03-15
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-28030

i2 Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2294945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One i2 Place 11701 Luna Road Dallas, Texas	75234 (Zip code)
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

As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price of the Common Stock as reported in the Pink Sheets, was approximately $295.4 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of March 2, 2004, the Registrant had 434,543,015 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2004 in connection with the Registrant’s 2004 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

i2 TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 1.    BUSINESS

The disclosures set forth in this report are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other cautionary statements set forth elsewhere in this report.

References in this report to the terms “optimal” and “optimization” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Our Company

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Globally, we have over 900 customers in a variety of industries including:

•	Technology

•	Computer & Electronics

•	Telecommunications Equipment and Service

•	Semiconductor

•	Consumer Electronics & Consumer Durables

•	Contract Manufacturers

•	Automotive and Industrial

•	Automotive OEMs

•	Suppliers

•	Industrial Manufacturers

•	Process Industries

•	Pharmaceuticals

•	Energy & Chemicals

•	Metals

•	Consumer Goods & Retail

•	Retailers

•	Consumer Packaged Goods

•	Soft Goods (Textiles/Apparel & Footwear)

No individual customer accounted for more than 10% of our total revenues during 2003.

i2 was founded in 1988 and incorporated in Delaware in 1989. Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

2003 Developments

Financial Statement Adjustments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in 2003 we made adjustments to our accounting with respect to certain transactions we had previously recorded between January 1, 1999 and September 30, 2002. The revenue adjustments that were made mostly resulted in revenue being deferred and recognized in subsequent periods, although in certain situations the adjustments resulted in revenue reversals. The adjustments included amounts deferred and reversed as a result of our application of the principles of contract accounting and amounts reversed as a result of the presence of concurrent transactions. The net effect of these revenue adjustments was to increase total revenue by $385.8 million in 2002 and to decrease total revenue by $137.6 million, $477.0 million and $130.9 million in 2001, 2000 and 1999, respectively. We also made certain deferrals and reversals to our expenses in connection with these revenue adjustments and made certain other adjustments to our expenses. The net effect of these expense adjustments was to increase expense by $45.8 million in 2002 and to decrease expense by $195.6 million, $34.6 million and $5.4 million in 2001, 2000 and 1999, respectively. As a result of these adjustments to our revenues and expenses, we also made certain income tax-related adjustments which increased our tax expense by $235.2 million and $25.6 million in 2002 and 2001, respectively, and decreased our tax expense by $166.9 million, $51.5 million and $5.2 million in 2000, 1999 and 1998, respectively.

The statement of operations impact of the adjustments discussed above was to decrease our net loss by $104.8 million and $32.4 million in 2002 and 2001, respectively, increase our net loss by $275.5 million in 2000, decrease our net income by $74.0 million in 1999 and increase our net income by $5.2 million in 1998. The balance sheet impact of these adjustments was to decrease our stockholders’ equity by $204.7 million, $310.4 million, $328.2 million and $65.4 million at December 31, 2002, 2001, 2000 and 1999, respectively, and increase our stockholders’ equity by $6.7 million at December 31, 1998.

In sum, the cumulative impact of the revenue adjustments was to reduce revenue by $359.7 million, which was comprised of $127.3 million of revenue that was reversed and $232.4 million of revenue that was deferred for potential recognition in subsequent periods. The cumulative impact to net loss of the revenue and expense adjustments was to increase our net loss by $207.1 million.

Revenue of $107.8 million that was deferred as a result of the changes discussed above was subsequently recognized in 2003, thereby reducing the cumulative impact of the adjustments to net income. As of December 31, 2003, $124.6 million of deferred revenue remains on our balance sheet and may be recognized in the future.

For additional information regarding the previously completed restatement of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2002 that was filed July 21, 2003. For information concerning the formal investigation being conducted by the United States Securities and Exchange Commission (SEC) and the various legal actions commenced against us in connection with matters relating to the previously completed restatement, see the sections captioned “Securities and Exchange Commission Investigation,” “Class Action Litigation” and “Derivative Litigation” in Item 3, Legal Proceedings. For information concerning the de-listing of our common stock from The NASDAQ National Market as a result of our inability to timely file our annual report on Form 10-K for the year ended December 31, 2002, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Executive Appointments

Janet Eden-Harris was appointed Executive Vice President, Strategy and Chief Marketing Officer, and Adrianne Court was appointed Senior Vice President, Human Resources, effective January 1, 2004. Both

Ms. Eden-Harris and Ms. Court joined the Executive Management Committee effective January 1, 2004. On December 31, 2003, Bill Beecher resigned from the position of Chief Financial Officer, retaining his Executive Vice President title. On January 1, 2004, Mary K. Murray was appointed Chief Financial Officer and Executive Vice President, and joined our Executive Management Committee. On January 8, 2004, we announced that Shigeru Nakane had been named President, i2 Greater Asia-Pacific Region, and that Mr. Nakane was no longer serving as our Chief Operating Officer.

Industry Background

Today’s competitive business environment has led many companies in diverse industries to seek greater operating efficiency while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to meeting customer demands for product quality, variety and price, businesses also recognize the need to improve asset utilization, reduce the cost of goods, reduce inventories, shorten lead times and reduce the cost of fulfilling orders. Furthermore, a company’s extended supply chain may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise supply chains.

We believe that traditional enterprise resource planning (ERP) systems do not provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe companies are looking for solutions that can be integrated with their existing systems to provide tools for managing the variability in their supply chains, allowing them to monitor events in order, inventory and transportation, evaluate tradeoffs for fast and accurate decision-making and execute their plans across the critical processes in their supply chains.

The growth of the Internet and the proliferation of software applications have accelerated many companies’ efforts to increase efficiencies by leveraging information technology based on open standards. We believe this has prompted demands for a dynamic, open and integrated environment among customers, suppliers and designers. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers.

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

Leading software and technology companies are developing offshore (global) workforces, in part to take advantage of the technical talent and lower costs of human resources in India, China and other locations. This has led many companies to initiate their own offshore operations or outsource some run and maintain processes, as well as development and implementation activities, to Offshore IT Services (OIS) firms.

Development of the i2 Solution

Advanced Planning and Scheduling.    We have offered an expanding set of supply chain management solutions since the company was founded nearly 16 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

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

Fulfillment and Revenue Management.    Our distributed order execution technology has enabled us to develop planning and execution solutions. We continue to invest in this technology, which provides a scalable and flexible toolkit for creating new solutions and helps customers to leverage transaction processing, visibility and event management capabilities. We have also invested in solutions that help customers optimize merchandising, revenue and pricing.

Products

Our solutions — bundles of software products, technology services and/or content — are designed to help customers address various supply chain problems and opportunities, including:

•	Linking certain aspects of planning and decision-making to execution of such plans and the monitoring of changing conditions across the supply chain;

•	Improving current business processes, return on assets and profitability;

•	Improving customer service levels and delivering on commitments to customers;

•	Enhancing competitive advantage; and

•	Increasing market share.

Our primary products are contained in the following suites: Supply Optimization, Sourcing Optimization, Demand Optimization, Fulfillment Optimization and Logistics Optimization. These suites are complemented by our content, technology and services offerings that together form customer solutions.

Supply Optimization:    The i2 Supply Optimization suite helps businesses coordinate the production and distribution of goods and materials through the supply chain, to product delivery and to the customer. This suite of products can provide multi-enterprise visibility, collaboration, decision-support and execution capabilities. Using i2 Supply Optimization, a business may estimate future demand for its products to help planners more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when to make them, and what parts to utilize to make those products. Our Supply Optimization products include the Supply Chain Management (SCM) suite — featuring solutions such as Factory Planner, Supply Chain Planner and various Scheduling products.

Sourcing Optimization:    The Sourcing Optimization suite helps companies and their suppliers collaborate on sourcing and procurement for supply management. This suite bridges product development, sourcing, supply planning and procurement across the supply chain, providing the ability to create, execute and sustain global sourcing strategies. i2 Sourcing Optimization provides decision-support and optimization tools that are designed to help companies improve decision-making on supplies and the parts to use in products. During product development, these products can help to optimize designs by considering sourcing and supply chain constraints, as well as allowing design collaboration when outsourcing manufacturing or custom parts. During procurement, Sourcing Optimization helps companies to define sourcing strategies to reduce supply risks and costs, negotiate terms and streamline the requisitioning and buying of materials. Our Sourcing Optimization products include the i2 Supplier Relationship Management (SRM) suite — featuring solutions such as Catalog Management, Product Sourcing, Contracts Management, Strategic Sourcing and Negotiate.

Demand Optimization:    The Demand Optimization suite helps businesses manage their revenues with merchandising, planning and pricing tools. This suite provides tools to forecast and continuously manage demand, plan merchandising strategies, manage markdowns and promotions pricing, and optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by sophisticated analytic products. Our Demand Optimization products include Demand Manager, Markdown Optimizer and Merchandise Planner.

Fulfillment Optimization:    The Fulfillment Optimization suite helps businesses integrate planning and execution in fulfillment solutions, such as Service Parts Management and Vendor Managed Inventory. This suite provides tools to stage inventory, plan replenishment, manage orders and provide visibility to lower fulfillment costs, improve on-time delivery performance and enhance customer satisfaction. The Distributed Order Execution solution that is the backbone of i2’s Fulfillment Optimization suite provides transaction processing, visibility, event management, integration and workflow capabilities. Our Fulfillment Optimization products include solutions such as Distributed Order Management, Replenishment Planner, Demand Fulfillment, Inventory Management, Service Budget Optimizer and Service Parts Planner.

Logistics Optimization:    The i2 Logistics Optimization suite helps businesses optimize the flow of goods between suppliers, enterprise supply chain locations and customers. This suite provides integrated products for planning and executing transportation and distribution activities, as well as tools for strategic supply chain design and transportation modeling. Using i2 Logistics Optimization, a business can procure, plan, execute and monitor freight movements across multiple modes, borders and enterprises. As a result, businesses can make better decisions about where and how to ship products, reducing their transportation costs while executing supply chain plans and achieving customer service objectives. Our Logistics Optimization products include the i2 Transportation and Distribution Management (TDM) suite — featuring products such as Supply Chain Strategist, Transportation Bid Collaboration, Transportation Planner, Transportation Modeler, Transportation Manager and Warehouse Manager.

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

Integration:    Integration links our products with the customer’s IT environment, focusing on ERP and legacy operational systems. Our integration tools are designed to enable customers to integrate data, systems and processes, and are based on a combination of internally-developed software and third-party software.

Product Development

We focus our ongoing product development efforts on meeting the requests of, and delivering on our commitments to, our current customers, enhancing our solutions and the underlying technology across our products, and developing or enhancing products that will enable us to enter new markets. In order to address customer recommendations, we have developed a User Enhancement Voting Process in collaboration with the i2 User Group. This process allows customers to provide input so that our solutions evolve to meet our customers’ business challenges and opportunities. In addition, we invest in solutions that help us more fully complete our solution offerings and enable cross-product workflows. We have continued to invest in products and technologies that we anticipate will be important and differentiated in the future, such as our Distributed Order Execution platform. Using this platform in conjunction with certain third party products, we are also developing data management and business workflow management capabilities under the umbrella of Supply Chain Operating Services (SCOS). We are also developing closed-loop solutions which would provide customers with an integrated planning and execution environment. We maintain our primary development centers in North America and India. Research and development expenses totalled $80.8 million in 2003, $173.1 million in 2002 and $288.9 million in 2001.

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

Customer Service and Support

We maintain a technical support team that operates through our global service and support centers. Our customer service and support activities consist of the following:

Consulting.    We offer our customers on-site consulting services for assisting in the implementation of our products and services and integration with the customers’ existing systems. We and our customers also use third-party consulting firms.

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

Development Services.    Customers may also contract for services to provide custom development of our applications. In some cases, the modifications or additions to the software may be incorporated into future releases of our products.

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

We currently have joint marketing agreements with software vendors and other industry-related businesses. Additionally, we have alliances with top global and regional systems consulting and integration firms, including Accenture, EDS, IBM Global Services, Tata Consulting Services and webMethods, among others. These joint marketing agreements and alliances generally provide the vendors with non-exclusive rights to market our products and access our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other companies and obtain favorable product recommendations from the business partners, thereby increasing the market coverage of our products.

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Malaysia, Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 30% and 21% of our total consolidated assets as of December 31, 2003 and 2002. International revenue totalled $166.3 million, or 34% of total revenue, in 2003; $314.8 million, or 35% of total revenue, in 2002; and $336.0 million, or 38% of total revenue, in 2001. See Note 14 — Segment Information, International Operations and Customer Concentrations in the accompanying Notes to Consolidated Financial Statements.

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We believe our principal competitors are as follows:

•	ERP Software Vendors. These include companies such as Oracle, SAP and PeopleSoft, which have added or are attempting to add capabilities for supply chain planning or collaboration to their transaction system products.

•	Other Software Vendors. These include companies such as Adexa and Manugistics, which compete principally with our production, logistics and fulfilment optimization products; companies such as Agile and Ariba, which compete principally with our supplier relationship management applications; and companies such as Trilogy and Yantra, which compete principally with our fulfillment and certain of our demand optimization products.

•	Custom and Offshore Development. We also compete with independent developers of enterprise application software such as Infosys, Satyam, Wipro and other entities in countries with relatively low wage structures, as well as internal development efforts by corporate information technology departments.

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

Employees

At December 31, 2003, we had approximately 2,452 full-time employees, including approximately 1,107 employees primarily engaged in research and development activities primarily located in India and the U.S. and approximately 300 employees primarily engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical, sales and managerial personnel and our ability to attract and retain highly qualified technical, sales and managerial personnel. Except for employees represented by a Worker’s Council in Germany, none of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe employee relations are good.

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://www.i2.com/investor.

In June 2003, we adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to, among others, our Chief Executive Officer and Chief Financial Officer. The full text of the Code of Business Conduct and Ethics is available at our investor relations web site, http://www.i2.com/investor. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer or Chief Financial Officer on our investor relations web site.

The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in Dallas, Texas and is held under a lease contract that expires in 2010. This facility houses our executive and primary administrative offices as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. We consider our properties to be suitable and adequate for our present needs and do not anticipate leasing additional properties at this time.

As of May 15, 2003, we entered into a termination agreement with the owner of Two Colinas Crossing, a building in Dallas, Texas, that we vacated in January 2003 as part of a formal restructuring plan. This lease, originally scheduled to expire in October 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note. The senior note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears, and matures on December 15, 2006.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation is being conducted by the SEC and various legal actions have been commenced against us in connection with matters relating to the previously completed restatement of our consolidated financial statements. As discussed below, we are also attempting to settle or otherwise resolve those proceedings.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation.

We continue to be in discussions with the SEC staff and intend to continue to fully cooperate with the SEC. We cannot predict when this investigation will be completed or its outcome. However, we may face sanctions in connection with any resolution of the SEC investigation, including but not limited to significant monetary penalties and injunctive relief.

Class Action Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases were consolidated, and in August 2001 plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. By stipulation, in December 2002, the court certified the plaintiff class.

Beginning in April 2003, additional purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints brought claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we would re-audit certain of our consolidated financial statements and that there would be material adjustments to our financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts, (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition, and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003.

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. Although we have vigorously defended against these lawsuits, we have recently entered negotiations to settle the actions.

Derivative Litigation

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming the company as a nominal defendant. The complaint alleged that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. This lawsuit was removed to the United States District Court for the Northern District of Texas (Dallas Division). A motion to dismiss the action was filed, and on October 8, 2002, the motion was granted. Plaintiffs filed an appeal of that decision on October 15, 2002 and, following oral arguments, plaintiffs moved for voluntary dismissal of their appeal. On January 5, 2004, the appellate court granted plaintiffs’ voluntary dismissal motion and judgment against the plaintiffs became final.

In April and May 2003, two additional purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The complaints alleged that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by (i) causing us to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, (ii) selling shares of our common stock while in possession of material adverse non-public information regarding our financial statements and (iii) securing personal loans using our allegedly artificially inflated stock price. In July 2003, these lawsuits were consolidated for all purposes. Plaintiffs amended their consolidated complaint to add a claim that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, seeking recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. A motion to dismiss the actions was filed, and on January 26, 2004, the motion was granted and judgment was entered against the plaintiffs. An appeal of that decision was filed on February 24, 2004.

In May 2003, another purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our Chief Executive Officer, our former Chief Financial Officer and our directors, naming the company as a nominal defendant. The complaint alleges that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, and seeks recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. The lawsuit also names our directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. A motion to dismiss was filed, and on February 26, 2004, the motion was granted and judgment was entered against the plaintiffs. The deadline by which the plaintiffs must file a notice of appeal is March 29, 2004.

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and have advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In addition, we may be obligated to continue to advance payment of legal fees and costs incurred by the individual defendants in the remaining lawsuits throughout the pendency of those actions. Although we have vigorously defended against these lawsuits we have recently entered into negotiations to settle these actions.

Certain Accruals

We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

Although we do not believe it is possible at this time to estimate the amount of monetary penalties we may face in connection with any resolution of the SEC investigation, based on the stage of the class action and derivative litigation and the status of our settlement negotiations with the plaintiffs we have determined to establish an accrual of $42.0 million in the accompanying consolidated financial statements for estimated losses relating to a possible settlement of the class action and derivative litigation. The accrual represents our estimate of the amount, in excess of expected payments from our insurance carriers, that will be required to be paid by us if a settlement of the lawsuits is achieved. We anticipate that we will obtain proceeds of approximately half of the accrued amount from the sale of common stock to certain of the individual defendants in the lawsuits in connection with any settlement of that litigation.

Negotiations to reach a final and definitive settlement of the class action and derivative lawsuits are continuing. There can be no assurance that these negotiations will result in a settlement of the lawsuits. Any settlement would be subject to numerous conditions, including the execution of a settlement agreement and court approval. If achieved, any settlement will involve significant cash payments from i2. Such cash payments could be more than the amount currently estimated and accrued for in our consolidated financial statements for the year ended December 31, 2003.

The adverse resolution of any one or more of the matters described in this Item 3 over and above the amount, if any, that has been estimated and accrued in the accompanying consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 2003, we held an annual meeting of our stockholders to re-elect Sanjiv S. Sidhu and Robert L. Crandall, our Class III directors, to our board. Mr. Sidhu was elected with 355,491,278 shares voting for his election, 14,807,271 shares withholding their vote and no shares abstaining or broker non-votes. Mr. Crandall was elected with 367,697,406 shares voting for his election, 2,601,243 shares withholding their vote and no shares abstaining or broker non-votes.

The term of office of Harvey B. Cash and Michael H. Jordan, our Class II and Class I directors, respectively, continued after the stockholders’ meeting held on December 22, 2003. However, as we announced on December 29, 2003, Mr. Jordan subsequently resigned from our board. We are currently seeking additional members for our board.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock previously traded on The NASDAQ National Market under the symbol “ITWO.” On May 9, 2003, our common stock was delisted from The NASDAQ National Market. As support for its decision to delist our stock, a NASDAQ Listing Qualifications Panel cited our failure to timely file our annual report on Form 10-K for the year ended December 31, 2002. Since May 9, 2003, our common stock has been quoted in the over-the-counter Pink Sheets under the OTC symbol “ITWO.” See Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share in the accompanying Notes to Consolidated Financial Statements.

The following table lists the high and low per share intra-day sales prices for our common stock as reported by the NASDAQ National Market or as quoted in the over-the-counter Pink Sheets, as applicable, for the periods indicated.

	High	Low
2003
Fourth quarter	$2.16	$1.26
Third quarter	1.61	0.92
Second quarter	1.19	0.53
First quarter	1.45	0.71

2002
Fourth quarter	$1.93	$0.41
Third quarter	1.70	0.49
Second quarter	5.48	1.30
First quarter	9.58	5.00

As of March 2, 2004, there were 434,543,015 shares of our common stock outstanding held by 1,445 holders of record.

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

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2003, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	95,807	$5.47	94,919
Plans not approved by stockholders:
2001 Plan	14,163	4.26	5,743
Assumed plans of acquired companies	2,550	13.05	27,873

Total	112,520	$5.49	128,535

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.01 per unit prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share in the accompanying Notes to Consolidated Financial Statements.

Convertible Debt

As of December 31, 2003, we had $356.8 million of outstanding debt, the majority of which is convertible into shares of our common stock. Details of this debt are presented in Note 7 — Borrowings and Debt Issuance Costs in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. As of December 31, 2003, none of the notes had been converted to common stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the periods indicated. The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this report. Our acquisitions in 2001 and 2000 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with our results of operations since their respective dates of acquisition. Amounts shown are in thousands, except per share data.

	As of or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Software licenses	$65,430	$88,629	$196,383	$216,222	$228,807
Development services	26,782	13,154	3,631	—	—
Contract	126,488	514,601	300,900	116,877	4,140
Services	140,132	147,274	222,485	219,915	149,099
Maintenance	136,097	144,718	151,943	119,526	70,037

Total revenues	494,929	908,376	875,342	672,540	452,083

Costs and expenses:
Cost of revenues:
Software licenses	6,656	2,976	27,257	18,947	12,493
Development services	23,261	10,298	1,172	—	—
Contract	11,844	147,522	75,202	42,482	133,810
Amortization of acquired technology	580	15,156	43,861	24,857	—
Services and maintenance	149,418	131,884	247,305	218,464	2,802
Sales and marketing	90,781	198,825	404,832	379,663	194,324
Research and development	80,788	173,064	288,880	218,544	132,293
General and administrative	105,710	65,446	108,512	90,111	53,149
Amortization of intangibles	540	11,223	3,084,991	1,713,533	3,285
Write-off of in-process research and development	—	—	12,700	94,574	5,100
Impairment of intangibles and goodwill	—	37,660	4,363,803	—	—
Restructuring charges and adjustments	4,822	111,928	113,294	—	—

Total costs and expenses	474,400	905,982	8,771,809	2,801,175	537,256

Operating income (loss)	20,529	2,394	(7,896,467)	(2,128,635)	(85,173)
Non-operating expense, net:
Interest income	4,942	13,926	35,948	43,533	9,679
Interest expense	(20,641)	(23,839)	(21,997)	(18,467)	(1,792)
Realized gains (losses) on investments, net	370	1,895	(68,640)	(1,578)	—
Foreign currency hedge and transaction losses, net	(424)	(2,203)	(2,817)	(3,194)	99
Litigation settlements	—	—	—	(47,912)	—
Gain on early repayment of debt obligation	3,435	—	—	—	—
Other expense, net	(2,234)	(1,809)	(2,322)	(2,484)	(344)

Non-operating income (expense), net	(14,552)	(12,030)	(59,828)	(30,102)	7,642

Income (loss) before income taxes	5,977	(9,636)	(7,956,295)	(2,158,737)	(77,531)
Provision (benefit) for income taxes	5,462	889,296	(237,433)	(131,218)	(26,867)

Net income (loss)	$515	$(898,932)	$(7,718,862)	$(2,027,519)	$(50,664)

Earnings (loss) per common share:
Basic	$0.00	$(2.10)	$(18.61)	$(5.59)	$(0.15)
Diluted	$0.00	$(2.10)	$(18.61)	$(5.59)	$(0.15)
Weighted-average common shares outstanding:
Basic	433,262	428,746	414,860	362,723	335,678
Diluted	455,214	428,746	414,860	362,723	335,678
Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term and long-term investments	$309,354	$457,245	$753,747	$884,696	$579,391
Working capital	$10,130	$(68,192)	$145,144	$436,983	$505,849
Total assets	$430,374	$633,223	$2,026,370	$9,285,367	$901,553
Total long-term debt	$356,800	$350,000	$410,930	$350,000	$350,000
Total stockholders’ equity (deficit)	$(296,938)	$(302,025)	$581,843	$8,125,265	$266,779

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2003 and 2002. Amounts shown are in thousands, except per share data.

	March 31, 2003 (1)	June 30, 2003 (1)	September 30, 2003	December 31, 2003
Revenues:
Software licenses	$19,149	$17,271	$14,199	$14,811
Development services	9,289	5,571	5,184	6,738
Contract	56,593	24,954	31,000	13,941
Services	38,573	39,605	31,820	30,134
Maintenance	34,345	34,593	35,116	32,043

Total revenues	157,949	121,994	117,319	97,667
Costs and expenses:
Cost of revenues:
Software licenses	283	2,570	(693)	4,496
Development services	6,221	5,709	5,697	5,634
Contract	7,197	(264)	4,078	833
Amortization of acquired technology	145	145	145	145
Services and maintenance	36,774	42,438	34,882	35,324
Sales & marketing	23,649	23,478	20,915	22,739
Research & development	20,777	21,581	20,318	18,112
General & administration	14,379	23,617	12,708	55,006
Amortization of intangibles	423	39	39	39
Restructuring charges and adjustments	253	123	5,202	(756)

Total costs and expenses	110,101	119,436	103,291	141,572
Operating income (loss)	47,848	2,558	14,028	(43,905)
Other expense, net	(5,018)	(1,506)	(4,126)	(3,902)

Income (loss) before income taxes	42,830	1,052	9,902	(47,807)
Provision for income taxes	1,498	38	2,765	1,161

Net income (loss)	$41,332	$1,014	$7,137	$(48,968)

Earnings (loss) per common share:
Basic	$0.10	$0.00	$0.02	$(0.11)

Diluted	$0.09	$0.00	$0.02	$(0.11)

Weighted-average common share:
Basic	432,850	432,878	433,428	434,091

Diluted	477,524	462,315	436,417	434,091

(1)	As previously reported, subsequent to the issuance of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, we determined that certain expenses required reclassification. Approximately $4.8 million of the amount originally reported as “sales and marketing expense” for the three months ended March 31, 2003 and approximately $5.7 million of the amount originally reported as “cost of services and maintenance revenues” for the three months ended June 30, 2003 were reclassified as “research and development expense” for the respective periods. These reclassifications are reflected in this table, and had no effect on the revenue, operating income, net income, total assets, liabilities, equity or cash flow we originally reported for the quarters ended March 31 and June 30, 2003.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues:
Software licenses	$26,464	$18,907	$21,451	$21,807
Development services	7,365	970	8	4,811
Contract	87,549	70,876	286,686	69,490
Services	42,875	34,147	33,059	37,193
Maintenance	38,277	37,590	33,263	35,588

Total revenues	202,530	162,490	374,467	168,889
Costs and expenses:
Cost of revenues:
Software licenses	4,330	(2,625)	(516)	1,787
Development services	1,586	2,407	2,199	4,106
Contract	34,013	29,914	63,072	20,523
Amortization of Acquired technology	6,631	5,411	2,970	144
Services and maintenance	38,345	29,644	31,011	32,884
Sales and marketing	62,873	63,341	40,769	31,842
Research and development	54,917	49,152	45,680	23,315
General and administrative	18,054	20,455	16,256	10,681
Amortization of intangibles	3,616	3,616	3,569	422
Impairment of Intangibles	—	—	37,660	—
Restructuring charges and adjustments	130	(61)	88,774	23,085

Total costs and expenses	224,495	201,254	331,444	148,789
Operating income (loss)	(21,965)	(38,764)	43,023	20,100
Other income (expense), net	3,447	(4,452)	(6,832)	(4,193)

Income (loss) before income taxes	(18,518)	(43,216)	36,191	15,907
Provision (benefit) for income taxes	(6,274)	893,358	2,125	87

Net income (loss)	$(12,244)	$(936,574)	$34,066	$15,820

Earnings (Loss) per common share:
Basic	$(0.03)	$(2.18)	$0.08	$0.04

Diluted	$(0.03)	$(2.18)	$0.07	$0.03

Weighted-average common shares:
Basic	424,916	428,746	431,141	432,374
Diluted	424,916	428,746	470,622	472,843

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing substantial negative cash flows and we may not achieve a return to positive cash flow. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay debts when they come due.

•	We may not benefit from increased demand in the market for information technology and the improving macroeconomic environment if we are unable to capture a share of an enlarged market, which would negatively impact our revenues and stock price.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	We face risks related to the SEC investigation and the class action and derivative litigation that have had and could continue to have a material adverse effect on our customer relationships and our business, financial condition and results of operations. We have established an accrual of $42.0 million for estimated losses relating to a possible settlement of the class action and derivative litigation. Any resolution of the SEC investigation or settlement of the class action and derivative litigation will likely involve significant cash payments from the company, which could further impair our liquidity. In addition, we may face additional litigation in the future that could also harm our business and impair our liquidity.

•	We anticipate that we will obtain proceeds equal to approximately half of the $42.0 million accrual we have recorded with respect to the class action and derivative litigation from the sale of common stock to certain of the individual defendants in those lawsuits in connection with any settlement of that litigation. We also intend to seek additional private or public debt or equity financing, which could have a dilutive effect on the holdings of existing stockholders. Such additional financing may only be available on disadvantageous terms, or may not be available at all, circumstances that could threaten our solvency and our ability to repay our debts when they come due.

•	We have been and continue to be subject to certain claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	Additional restructuring initiatives may be required, and such activities could pose significant risks to our business.

•	We may not be competitive.

•	Further loss of key employees, including customer-facing employees, may negatively affect our operating results and revenues.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts; deferred taxes; goodwill and intangible assets; loss contingencies; and restructuring charges are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

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

Software License Revenue.    Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon receipt of cash.

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

Development Services.    Development services projects include our license of software products and our agreement with customers to provide services to customize or enhance the software in accordance with specific customer requirements. Under these circumstances, our services are essential to provide the required functionality, and we therefore recognize revenue from these arrangements in accordance with SOP 81-1 using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements. See “Business — 2003 Developments”. Under SOP 81-1, when it is necessary for us to perform services that are essential to the functionality of our product so that the software performs in accordance with customer requirements we recognize such revenue using either the percentage-of-completion method or the completed contract method as described above.

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

Maintenance Revenue.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Concurrent Transactions.    We occasionally enter into transactions which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by EITF 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is based on the net book value of the asset relinquished.

Warranty.    We generally warrant that our products will function substantially in accordance with documentation provided to customers. We accrue for warranty claims on a case-by-case basis; however, due to the unique nature of each claim and lack of a settlement history, estimating the necessary accrual involves an element of uncertainty.

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. In estimating the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of our future provisions for bad debts. See Note 4 — Allowance for Doubtful Accounts in the accompanying Notes to Consolidated Financial Statements.

Deferred Taxes.    Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. We adjust our deferred tax valuation allowance in light of certain factors, including our financial performance. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets. See Note 13 — Income Taxes in the accompanying Notes to Consolidated Financial Statements.

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

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	2003	Percent of Revenue	2002	Percent of Revenue	2001	Percent of Revenue
Software products	$27,308	5%	$45,239	5%	$142,800	16%
Content subscriptions and other recurring revenue	38,122	8%	43,390	5%	53,583	6%

Software licenses	$65,430	13%	$88,629	10%	$196,383	22%

Development services	$26,782	5%	$13,154	1%	$3,631	1%
Contract	126,488	26%	514,601	57%	300,900	35%
Services	126,558	26%	132,441	14%	195,144	22%
Reimbursable expenses	13,574	3%	14,833	2%	27,341	3%
Maintenance	136,097	27%	144,718	16%	151,943	17%

Total revenues	$494,929	100%	$908,376	100%	$875,342	100%

Total revenues decreased $413.4 million, or 46%, in 2003 and increased $33.0 million, or 4%, in 2002. Details of our revenues are presented below.

Software Licenses.    Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue decreased $23.2 million, or 26%, in 2003 and decreased $107.8 million, or 55%, in 2002.

Revenue from software product sales decreased $17.9 million and $97.6 million, or 40% and 68%, during 2003 and 2002, respectively. The decrease in revenue from software products sales during 2002 was related to a decline in sales arising from a weaker macroeconomic environment, softening demand for enterprise application software, sales and other deal execution problems, reduction in sales and marketing capacity and increased competition. We also experienced customer dissatisfaction that negatively altered our reputation in the market and contributed to the decline in our revenue from software product sales. These factors continued to adversely affect the sales of our software products into 2003.

The poor economic conditions in 2002 and the beginning of 2003, among other factors, caused a significant decrease in technology and capital spending, and extended the decision cycles of many potential customers. We were particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which was more significantly impacted by the poor economic conditions. Based on our recent financial performance, negative cash flow, the previously completed restatement of our consolidated financial statements and the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market, our customers and prospects have also voiced concerns about our continued financial viability which has contributed to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited and our results and outlook have deteriorated and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth from software product sales.

Revenue from content subscriptions and other revenue classified as software license revenue decreased $5.3 million, or 12% and $10.2 million, or 19%, during 2003 and 2002, respectively. The decline in revenue is primarily attributable to a decline in the market for content and content services and increased competition in the market, which has resulted in downward price pressure and a decline in content subscription renewals.

Our account teams, led by sales representatives and consulting managers, are responsible for most of our software license and development services revenue. Although we believe direct sales will continue to account for most of our software license and development services revenue for the foreseeable future, we plan to continue developing indirect sales through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. There can be no assurance that our efforts to further expand indirect sales of our software products and content subscriptions will be successful or will continue in the future.

Development Services.    Development services projects include our license of software products and our agreement with customers to provide services to customize or enhance the software in accordance with specific customer requirements. Under these circumstances, our services are essential to provide the required functionality, and we therefore recognize revenue in accordance with SOP 81-1 using either the percentage-of-completion method or the completed contract method. Revenue from development services projects increased $13.6 million, or 104%, and $9.5 million, or 262%, during 2003 and 2002, respectively. The increase in revenue from development services is a result of an increase in demand for customization of our software. We expect revenue growth from development services to moderate during 2004.

Contract.    Contract revenue consists of fees generated from license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements. Contract revenues decreased $388.1 million, or 75%, during 2003 and increased $213.7 million, or 71%, during 2002. The increase in contract revenue in 2002 is a result of the recognition of deferred revenue with respect to contracts entered into in prior periods. Particularly, in the third quarter of 2002, we released new product versions that resulted in the recognition of revenue for contracts being accounted for on a completed contract basis. The decrease in contract revenue during 2003 is a result of the lower level of deferred contract revenue remaining to be recognized and fewer events, which would allow the recognition of these revenues. In the future, we continue to expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has substantially decreased. As of December 31, 2003, the deferred contract revenue balance was $124.6 million. We can provide no assurance as to whether or when we will be able to recognize such revenue.

Services.    Services revenue consists of fees generated by providing services to customers, including consulting and training. Services revenue decreased $5.9 million, or 4%, in 2003 and $62.7 million, or 32%, in 2002. The decrease in services revenue during both 2003 and 2002 was primarily due to the lower volume of license sales, which led to fewer implementations, and competitive rate pressures on consulting engagements.

During 2003, we continued to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced information technology spending of our customers. Additionally, the increased use of our consultants in India has caused our global blended consulting rates to decrease during 2003. There can be no assurance that the demand for consulting and implementation services rates that we charge for our services will improve, or even remain at current levels. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, we expect services revenue to continue to decline unless and until we experience a sustained increase in our software product licenses. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

•	the volume of license transactions closed during the current and preceding periods;

•	customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms;

•	the number of our internal service providers and consultants actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Reimbursable Expenses.    In 2002, we adopted Emerging Issues Task Force (EITF) 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” For comparison purposes, service revenues and costs for 2001 in this report have been reclassified to include our expenses that are reimbursed by our customers. These costs will generally fluctuate in direct relation to our services revenues. The decrease in reimbursable expenses during 2003 and 2002 is consistent with the decrease in our services revenues during those periods.

Maintenance.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue decreased $8.6 million, or 6%, in 2003 and decreased $7.2 million, or 5%, in 2002. The decrease in maintenance revenue during 2003 and 2002 resulted from a decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms, lower volumes of software license and development services sales and the fact that certain customers to whom we previously sold software are no longer operating, solvent or using our software. There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenue to continue to decline unless and until we experience a sustained increase in the licensing of our software.

International Revenue.    Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Asia and Canada. International revenue totalled $166.3 million, or 34% of total revenue, in 2003; $314.8 million, or 35% of total revenue, in 2002; and $336.0 million, or 38% of total revenue, in 2001. The decrease in international revenue during 2003 was the result of declining demand for our enterprise application software, uncertainties related to our financial condition and the previously completed restatement of our consolidated financial statements, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

Customer Concentration.    No individual customer accounted for more than 10% of annual revenues in 2003. Siemens AG accounted for 10.5% of revenues in 2002. During 2003 we have seen an increase in the percentage of total revenues related to existing customers versus new customers.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	2003	Gross Margin	2002	Gross Margin	2001	Gross Margin
Software licenses	$6,656	90%	$2,976	97%	$27,257	86%
Development services	23,261	13%	10,298	22%	1,172	68%
Contract	11,844	91%	147,522	71%	75,202	75%
Services and maintenance	135,844	48%	117,051	58%	219,964	37%
Reimbursable expenses	13,574	0%	14,833	0%	27,341	0%
Amortization of acquired technology	580		15,156		43,861

Total cost of revenues	$191,759		$307,836		$394,797

Cost of Software Licenses.    Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	Costs related to user documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses increased $3.7 million, or 124%, in 2003 and decreased $24.3 million, or 89%, in 2002. During 2002, we reversed accruals of approximately $16.0 million related to commissions payable to third parties as these third parties did not achieve certain performance levels which would have entitled them to the commission and the reversal of customer claim accruals that were no longer necessary. Excluding the effects of these reversals in 2002, we experienced a decrease in costs of software licenses during 2002 and 2003 consistent with the decrease in related license sales in the comparable periods. We expect the gross margin on software licenses to remain consistent over the near term.

Cost of Development Services.    The cost of development services includes the salary and other related costs of the employees or third parties that provide our services to customize or enhance the software for the customer.

Cost of development services increased 126% and 779% during 2003 and 2002, respectively. The increase in cost of development services is directly related to the increase in development services revenues. The gross margin on this business will vary as result of the timing of revenue recognition, which is impacted by the attainment of contractual milestones. During 2003, the gross margin on this business decreased as a result of the timing of revenue recognition, our intention to perform development services projects at a lower margin to offset the cost of our product development and pressures on the rates for our services. Specifically, during 2003 we incurred significant losses on one contract due to delays in achieving milestones. The company and the customer are in discussions regarding the contract and the future of the project.

Cost of Contract.    Cost of contract includes costs associated with license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements. Cost of contract decreased $135.7 million, or 92%, in 2003. Cost of contract increased $72.3 million, or 96%, in 2002. Because contract expenses are recorded when the corresponding revenue is recognized, we expect cost of contract to vary significantly. As of December 31, 2003, we have $7.0 million remaining in deferred contract costs.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology decreased $14.6 million, or 96%, in 2003 as this asset became fully amortized during 2003.

Amortization of acquired technology decreased $28.7 million, or 65%, during 2002 primarily due to a $21.3 million write-down of certain impaired developed technology intangible assets in the third quarter of 2001. In the third quarter of 2002, we also recognized an additional $18.4 million write-down of developed technology intangible assets that were determined to be further impaired as the result of an assessment that was performed due to indications that the carrying amounts of these assets might not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the software products related to the intangible assets. These write-downs are components of our $37.7 million and $164.3 million impairment charges reported in the accompanying Consolidated Statements of Operations for 2002 and 2001. See Note 6 — Intangible Assets, Goodwill and Impairment Charges in the accompanying Notes to Consolidated Financial Statements for additional information on the impairment charges and future amortization expense.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. The total cost of services and maintenance increased $18.8 million, or 16%, in 2003 and decreased $102.9 million, or 47%, in 2002. While the service and maintenance headcount decreased 21% during 2003, cost of services and maintenance increased period over period primarily because of the substantial amount of services expense recognized as cost of contract in 2002 as a result of the previously completed restatement of our consolidated financial statements in 2003. Services and maintenance expenses would have decreased in 2003 over 2002 had we not reclassified these expenses as a result of the restatement. The decrease in 2002 was primarily due to a decrease in the average number of consultants, product support staff and training staff, as a result of restructuring activities in these areas. Services and maintenance personnel decreased 32% in 2002.

Operating Expenses

The following table sets forth operating expenses and the percentage of total revenue for these operating expenses in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	2003	Percent of Revenue	2002	Percent of Revenue	2001	Percent of Revenue
Sales and marketing	$90,781	18%	$198,825	22%	$404,832	46%
Research and development	80,788	16%	173,064	19%	288,880	33%
General and administrative	105,710	21%	65,446	7%	108,512	12%
Amortization of intangibles	540	0%	11,223	1%	3,084,991	352%

Total	$277,819		$448,558		$3,887,215

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs.

Sales and marketing expense decreased $108.0 million, or 54%, in 2003. The decrease was primarily due to:

•	A 15% decrease in the average number of sales and marketing personnel during 2003 primarily as a result of restructuring activities initiated in the third quarter of 2002.

•	A decrease in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales.

•	A decrease of approximately $19.1 million, or 79%, in marketing expenses during 2003.

Sales and marketing expense decreased $206.0 million, or 51%, during 2002. The decrease was primarily due to the following, among other things:

•	Sales and marketing personnel decreased 65% in 2002, which was a function of restructuring activities within these areas.

•	Sales commissions and other costs associated with our sales process, including travel and entertainment expenses, decreased 61% during 2002 as a result of the decline in our software license sales.

•	Marketing expenses decreased 48% during 2002 as a result of our cost-saving initiatives.

•	Bad debt expense decreased 236% during 2002 due to collections of amounts previously reserved, strong collection efforts and reduced sales to dot-com and other start-up businesses.

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

Research and development expenses decreased $92.3 million, or 53%, in 2003. The decrease was caused by a 17% decrease in the number of our research and development personnel and the continuation of our initiative to have the majority of our development personnel located in India. As of December 31, 2003, approximately 55% of our research and development employees were located in India.

Research and development expenses decreased $115.8 million, or 40%, in 2002. Research and development personnel decreased 29% in 2002. During late 2001, we began our initiative to increase the proportion of our development workforce in India in order to take advantage of our previous experience and infrastructure in India and to achieve cost efficiencies associated with that country’s lower wage scale. The program was designed to reduce our overall cost structure with respect to research and development activities.

General and Administrative Expenses.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense increased $40.3 million, or 61.5%, in 2003. The increase in the dollar amount of general and administrative expense was primarily due to a $42.0 million accrual recorded in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation (See Item 3 — Legal Proceedings and Note 8 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements) and approximately $18 million of professional services costs incurred in 2003 in connection with the previously completed restatement of our consolidated financial statements and the investigation of our company being conducted by the SEC, partially offset by an 11% decrease in the average number of general and administrative personnel in 2003 as a result of restructuring activities commenced in 2002.

General and administrative expense decreased $43.1 million, or 40%, in 2002. The decrease in the dollar amount of general and administrative expense was primarily due to a decrease in the average number of personnel as a result of our restructuring activities. General and administrative personnel decreased 50% in 2002.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the investigation currently being conducted by the SEC and our ongoing litigation, including litigation relating to the previously completed restatement of our consolidated financial statements.

Amortization of Intangibles and Impairment of Intangibles.    From time to time, we have sought to supplement our product offerings through technology or business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Intangible assets are amortized over their estimated useful lives, while goodwill is only written down when it is deemed to be impaired. Details of our acquisitions are presented in Note 2 — Business Combinations in the accompanying Notes to Consolidated Financial Statements.

In accordance with SFAS No. 142 “Goodwill and Intangible Assets” adopted on January 1, 2002, the amortization expense totals for 2003 and 2002 are comprised solely of amortization of intangible assets and does not include amortization of goodwill. The total for 2001 includes $63.1 million of amortization of intangible assets, including content databases, installed customer base, relationships and intellectual property, and $2.9 billion of amortization of goodwill. The decrease in amortization expense during 2003 resulted from the majority of these intangible assets becoming fully amortized during 2003. All of the intangible assets related to acquisitions in 2000, 2001 and 2002 will become fully amortized during 2004. The decrease in amortization expense during 2002 resulted from the significant impairment write-downs of certain intangible assets, including content databases, installed customer base, relationships and intellectual property, and goodwill during the third quarter of 2001. In the third quarter of 2001, the impairment was determined as a result of an assessment that was performed due to indications the carrying amounts of these assets may not be recoverable. Such indications included our continued losses and our financial projections of continuing losses for the intangible assets. The write-downs included $164.3 million of certain intangible assets (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”) and $4.2 billion of goodwill. Additionally, as a result of the impairments, the estimated useful lives of the goodwill recognized in connection with the acquisitions of Aspect and SupplyBase were revised from 36 months to 18 months and, as a result, the goodwill related to those acquisitions was fully amortized as of December 31, 2001. We also recognized an additional $19.3 million write-down of certain intangible assets, including content databases, installed customer base, relationships and intellectual property (excluding developed technology intangible assets discussed above under “Amortization of Acquired Technology”), which were determined to be further impaired during the third quarter of 2002 which not only impacted the fourth quarter of 2002, but also reduced amortization of intangibles in future periods. These write-downs are components of our $37.7 million and $4.4 billion impairment charges reported in the accompanying Consolidated Statements of Operations for 2002 and 2001. See Note 6 — Intangible Assets, Goodwill and Impairment Charges, in the accompanying Notes to Consolidated Financial Statements for additional information on the impairment charges and future amortization expense.

Write-off of Acquired In-Process Research and Development.    Our acquisitions in 2001 included the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use in its then-current stage of development. In such instances the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. Details of in-process research and development and acquisition-related expenses are presented in Note 2 — Business Combinations in the accompanying Notes to Consolidated Financial Statements.

Write-offs of acquired in-process research and development totalled $12.7 million in 2001, related to in-process research and development projects acquired in the acquisitions of RightWorks and Trade Services Corporation (“TSC”).

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

Restructuring Charges

During the second through the fourth quarters of 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001 and our poor operating results. A restructuring charge of approximately $113.3 million was recorded in 2001, which primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring occurred during 2001 with the remaining actions, including closing and consolidating identified offices, completed during 2002.

In July 2002, we initiated another global restructuring plan to further reduce our operating expenses. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. The restructuring plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. A restructuring charge of approximately $111.9 million was recorded in 2002 and primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to this restructuring plan occurred during 2002 with the remaining actions, including closing and consolidating identified offices, completed during 2003.

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

During the second quarter of 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of a formal restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

During the third quarter of 2003 we made a decision to negotiate the termination of a lease for a facility in Europe that had previously been shut-down as part of our 2001 restructuring. Additionally, we reviewed our remaining accrual for all leased facilities that were affected by our 2001 and 2002 restructurings. We determined that the remaining accrual was not sufficient to cover our future estimated net cash outflows related to these obligations due to changes in our estimates of sub-lease receivables and facility overhead costs. These activities resulted in a $5.4 million increase to our restructuring accrual during the third quarter of 2003.

Additional details of the restructuring charges and remaining accruals are presented in Note 11 — Restructuring Charges and Adjustments in the accompanying Notes to Consolidated Financial Statements.

In response to our recent operating losses, in late March and early April 2004 we plan to further reduce our headcount-related expenses across all areas of our workforce. We also plan to reduce program and other non-

headcount-related expenses. The purpose of the restructuring is to decrease our operating expenses in an attempt to reduce our substantial negative cash flows. We anticipate that this restructuring will result in a reduction in total operating expenses for the second quarter of 2004 by approximately 10% as compared to the levels we reported for the fourth quarter 2003.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Year Ended December 31,
	2003	2002	2001
Interest income	$4,942	$13,926	$35,948
Interest expense	(20,641)	(23,839)	(21,997)
Realized gains (losses) on investments, net	370	1,895	(68,640)
Foreign currency hedge and transaction losses, net	(424)	(2,203)	(2,817)
Gain on early extinguishment of debt	3,435	—	—
Other expense, net	(2,234)	(1,809)	(2,322)

Total non-operating expense, net	$(14,552)	$(12,030)	$(59,828)

The decline in interest income over the comparable periods is primarily the result of the lower average balances of invested funds and lower market interest rates. The increase in interest expense during 2002 resulted from the additional $60.9 million in convertible debt issued in connection with our acquisition of TSC in the first quarter of 2001. The $60.9 million of convertible debt was prepaid in June 2003 and resulted in the recognition of a gain on early extinguishment of debt of $3.4 million and a decrease in interest expense in 2003. Net realized losses on investments during 2001 included the write-down of the carrying basis of most of our equity investments as a result of significant, other than temporary declines in the fair value and expected realizable amounts of these investments.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense of $5.5 million in 2003, income tax expense of $889.3 million in 2002 and an income tax benefit of $237.4 million in 2001, representing effective income tax rates of 91.4% in 2003, (9,228.9)% in 2002 and 3.0% in 2001.

Because we did not believe we would earn sufficient taxable income to utilize all of our deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in an $887.3 million charge to income tax expense. We adjust our deferred tax valuation allowance in light of certain factors, including our financial performance. Failure to achieve sustained profitability may prevent us from utilizing these assets in their entirety, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. As of December 31, 2003, we still have a valuation allowance for all of our remaining deferred tax assets. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

The effective income tax rate during 2003 and 2002 differed from the U.S. statutory rate primarily due to the valuation allowance. In 2001, the effective income tax rate differed from the U.S. statutory rate primarily due to the non-deductibility of goodwill, in-process research and development and acquisition expenses. Other items affecting our effective income tax rate during the periods presented primarily include state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003.

		Due in
(In Thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Operating lease obligations (excluding restructured facilities)	$73,268	$21,264	$16,585	$11,147	$8,162	$6,148	$9,962
Operating leases for restructured facilities	20,881	8,732	4,269	2,429	1,327	825	3,299
Sub-lease income related to restructed facilities	(11,680)	(3,036)	(1,949)	(1,388)	(1,183)	(825)	(3,299)
Long-term debt obligations	356,800	—	—	356,800	—	—	—
Other purchase obligations[1]	7,070	3,697	3,373	—	—	—	—

Total	$446,339	$30,657	$22,278	$368,988	$8,306	$6,148	$9,962

[1]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital was $10.1 million at December 31, 2003 compared to a working capital deficit of $68.2 million at December 31, 2002, an increase of $78.3 million or 115%. The improvement in working capital was primarily the result of a decrease of $45.0 million in accounts payable, accrued liabilities and accrued compensation, a decrease in deferred revenue of $106.5 million and a $60.9 million decrease in the current portion of long-term debt as a result of the early retirement of our senior convertible promissory note, which was prepaid during the second quarter. See Note 7 — Borrowings and Debt Issuance Costs in the accompanying Notes to Consolidated Financial Statements. The decrease in these current liabilities was partially offset by a net decrease of $114.9 million in cash and cash equivalents, restricted cash and short-term investments, a decrease of $9.0 million in accounts receivable and a net decrease of $12.5 million in deferred contract costs and other current assets.

Notwithstanding our improved working capital position at December 31, 2003, our cash position has continued to decline. Cash and cash equivalents were $288.8 million at December 31, 2003, a decrease of $113.4 million from December 31, 2002. The decrease was the result of $99.7 million in cash used in operating activities, $50.6 million of cash used in financing activities which were partially offset by $35.8 million in cash provided by investing activities. At December 31, 2003, restricted cash totalled $15.5 million, of which $12.6 million was pledged as collateral for outstanding letters of credit, $2.2 million was pledged as bank guarantees and $0.7 million was pledged as collateral for outstanding foreign currency exchange contracts. At December 31, 2002, restricted cash totalled $12.1 million, all of which was pledged as collateral for outstanding letters of credit.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. At December 31, 2003, short-term investments totalled $5.0 million. At December 31, 2002, short and long-term investments totalled $10.0 million and $33.0 million, respectively. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $309.4 million at December 31, 2003 compared to $457.2 million at December 31, 2002. Common stock and warrants of public companies investments were not significant at December 31, 2003.

The most significant adjustments to reconcile net loss to net cash from operations during 2003 were deferred revenue of $106.1 million (which was primarily due to the recognition of contract revenue), the net decrease in accounts payable, accrued liabilities and accrued compensation of $34.0 million, depreciation and amortization expense of $24.1 million, the decrease in deferred contract costs of $7.3 million, and the decrease in accounts receivable of $12.8 million.

The most significant source of net cash provided by investing activities during 2003 was the $38.0 million of proceeds from the sales of investments.

The most significant component of cash used in financing activities during 2003 was the prepayment of our $60.9 million in convertible debt issued in connection with our acquisition of TSC. We paid $59.3 million of cash to retire the note, of which $57.5 million was for the principal of the note, $1.0 million was for accrued interest on the note through the date of prepayment and $0.8 million was for contingent consideration that became due under the Trade Service Corporation acquisition agreement. See Note 7 — Borrowings and Debt Issuance Costs in the accompanying Notes to Consolidated Financial Statements. These cash outflows were partially offset by the issuance of a $6.8 million note in connection with early termination of a lease agreement for a facility. See Note 11 — Restructuring Charges and Adjustments in the accompanying Notes to Consolidated Financial Statements.

Accounts receivable, net of allowance for doubtful accounts, decreased 20% during 2003. Days sales outstanding (DSO’s) in receivables increased to 34 days as of December 31, 2003 from 25 days as of December 31, 2002. We expect that DSO’s will continue to increase in the future as we are experiencing an extension of the collection cycle with respect to our European and Asian accounts.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2003, none of the notes have been converted to common stock, redeemed or otherwise retired.

During the second quarter of 2003, our $20.0 million letter of credit line expired and we established a new letter of credit line for $15.0 million with another lender. There are no financial covenants associated with the $15.0 million letter of credit line. As of December 31, 2003, $10.1 million in letters of credit were outstanding under this line and $12.6 million in restricted cash was pledged as collateral. As of December 31, 2003, we also had an additional $2.2 million in restricted cash pledged as collateral for bank guarantees and $0.7 million pledged as collateral for outstanding foreign currency exchange contracts. See Note 7 — Borrowings and Debt Issuance Costs in the accompanying Notes to Consolidated Financial Statements.

We have experienced substantial negative cash flows during the three years ended December 31, 2003 primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we expect that our cash position will continue to decline, primarily due to cash outflows associated with operations, restructuring activities and debt service obligations, we believe that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months. However, our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due. In addition, we have established an accrual of $42.0 million for estimated losses relating to a possible settlement of the class action and derivative litigation currently pending against us and will likely face significant cash outlays relating to any settlement of that litigation or any resolution of the SEC investigation, which would further impair our liquidity. Continuing negative cash flows and the related adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability obtain debt or equity financing. Our $350 million of convertible debt, which bears interest at 5.25% per year (or approximately $18.4 million per year), payable semi-annually in June and December, matures in December 2006.

As a result of the foregoing, there can be no assurance that we will be successful in maintaining an adequate level of cash resources and we may be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions. We anticipate that we will obtain proceeds equal to approximately half of the $42.0 million accrual we have recorded with respect to the class action and derivative litigation from the sale of common stock to certain of the individual defendants in those lawsuits in connection with any settlement of that litigation. We also intend to seek additional private or public debt or equity financing in order to improve our liquidity. However, we may not be able to obtain additional debt or equity financing on satisfactory terms or at all, and any new financing could have a dilutive effect on our existing stockholders.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totalled 34%, 35% and 38% of total revenues in 2003, 2002 and 2001. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 12 — Foreign Currency Risk Management in the accompanying Notes to Consolidated Financial Statements.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of December 31, 2003, 97.6% of our debt securities and time deposits had remaining maturities of three months or less, while 2.4% had remaining maturities between three months and one year. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board decreased the discount rate by 475 basis points during 2001, 50 basis points in 2002 and by 25 basis points in 2003. As of December 31, 2003, the weighted-average yield on debt securities we held was 1.12% compared to 1.64% for debt securities held as of December 31, 2002. The decrease in the weighted-average yield on these investments was a result of reinvesting maturing investments at lower market interest rates in 2003. Based on the short-term nature of our investment holdings as of December 31, 2003, the fair market value of the portfolio would not be significantly impacted by changes in market interest rates.

Credit Risk.    Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly-rated corporations and municipalities as well as agencies of the U.S. government; however, a significant portion of these investments are in corporate debt securities, which carry a higher level of risk compared to municipal and U.S. government-backed securities. Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to hedge the risk associated with receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved.

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.2 million net after-tax unrealized loss on these investments during 2002. We also wrote-down, by $6,000 in 2003 and $2.5 million in 2002, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during those years. The remaining carrying value of minority equity investments was zero at December 31, 2003.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, we wrote off all of our investments in privately held companies and recognized total losses and write offs of $68.6 million in 2001.

Inflation

Inflation has not had a material impact on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Risks Related To Our Recent Operating Results and Recent Events

We Have Experienced Substantial Negative Cash Flows And May Continue to Experience Such Negative Cash Flows, Which Would Have A Further Significant Adverse Effect On Our Business And Could Threaten Our Solvency.

We have experienced substantial negative cash flows during the three years ended December 31, 2003, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. In addition, we have established an accrual of $42.0 million for estimated losses relating to a possible settlement of the class action and derivative litigation currently pending against us and will likely face significant cash outlays relating to any settlement of that litigation or any resolution of the SEC investigation, which would further impair our liquidity. Continuing negative cash flows and the related adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain debt or equity financing on satisfactory terms, if at all. Our $350 million of convertible debt, which bears interest at 5.25% per year (or approximately $18.4 million per year), payable semi-annually in June and December, matures in December 2006. There can no assurance that we will be successful in maintaining an adequate level of cash resources and we may be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

We May Not Benefit From Increased Demand In The Market For Information Technology And The Improving Macroeconomic Environment If We Are Unable To Capture A Share Of An Enlarged Market, Which Would Negatively Impact Our Revenues And The Price Of Our Stock.

The macroeconomic environment appears to be improving and capital spending on information technology appears to have increased; however, our license revenues have continued to decline. Although the operating results of our business are often influenced by the overall demand for computer software and services, particularly in the areas in which we compete, if we continue to fail to capitalize on improvements in demand for computer software and services our revenues will decrease in comparison to current levels and our stock price may suffer. Further, the recovery in the macroeconomic environment is still in its early stages and the geo-political situation has remained unstable, resulting in continued uncertainty. In the event that the rate of growth in the global economy slows or reverses or the geo-political situation deteriorates, customers may again defer or reconsider purchasing products, potentially resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. The fact that we have historically derived a significant portion of revenues in each period from a small number of relatively large transactions has contributed to the variability in our operating results period to period because our operating results for a given period could be materially and adversely affected if we fail to close or recognize one or more large transactions expected for that period. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our annual debt servicing expense of $18.7 million, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations negatively affects the price of our common stock.

We Face Risks Related To An SEC Investigation And Securities Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers, Business, Financial Condition And Results Of Operations. We May Face Additional Litigation In The Future That Could Also Harm Our Business.

The SEC has issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the restatement of our consolidated financial statements. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, we cannot predict when this investigation will be completed or its outcome. However, we may face sanctions in connection with any resolution of the SEC investigation, including but not limited to significant monetary penalties and injunctive relief.

In addition, we and certain of our directors and officers have been named as defendants in a number of class action and derivative lawsuits as a result of the restatement of our consolidated financial statements. We and certain of our directors and executive officers are also named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. Due to the volatility of the stock market and particularly the stock prices of technology companies, it is possible that we will face additional class action lawsuits in the future. The findings and outcome of the SEC investigation may affect the class action and derivative lawsuits that are pending and any future litigation that we may face.

We have established an accrual of $42.0 million for estimated losses relating to a possible settlement of the class action and derivative litigation currently pending against us. There can be no assurance that these actions will settle for this amount or at all. Any settlement of the class action and derivative litigation or any resolution of the SEC investigation will likely involve significant cash payments that would increase negative cash flows. If we are unable to achieve a settlement of the class action and derivative litigation, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

Defending against existing and potential litigation and other proceedings relating to the restatement of our consolidated financial statements may continue to require significant attention and resources of our management. We cannot assure you that the significant time and effort spent will not adversely affect our business, financial condition and results of operations.

We Have Been And Continue To Be Subject To Certain Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability. These Claims And Perceptions, If Unresolved Or Not Addressed, Could Seriously Harm Our Business And Our Stock Price.

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, the decline in our stock price and the SEC investigation of us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may affect the market perception of our company, our products and our services. Any such reputational damage could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

Additional Restructuring Initiatives Have Been Planned, and Such Activities Could Pose Significant Risks To Our Business.

Additional restructuring initiatives have been planned in an effort to achieve our profitability objectives. Any such restructuring may involve, among other things, reducing our workforce and facilities and ceasing continued development of a number of products. These activities could pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others. Workforce reductions could impact employees directly responsible for sales, which could affect our ability to close revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with the results of our product decisions or service, our business could be adversely impacted, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

We Intend To Seek Private or Public Debt or Equity Financing, Which Could Have A Dilutive Effect on The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All, Circumstances Which Could Threaten Our Solvency And Our Ability To Repay Our Debts When They Come Due.

We expect that our cash position will continue to decline, primarily due to cash outflows associated with operations, restructuring activities and debt service obligations. Unless we are able to stabilize or grow revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected. Eventually, our solvency and our ability to repay our debts when they come due could be threatened. In addition, we have established an accrual of $42.0 million for estimated losses relating to a possible settlement of the class action and derivative litigation currently pending against us and will likely face significant cash outlays relating to any settlement of that litigation or any resolution of the SEC investigation, which would further impair our liquidity. Our $350 million of convertible debt, which bears interest at 5.25% per year (or approximately $18.4 million per year), payable semi-annually in June and December, matures in December 2006.

We anticipate that we will obtain proceeds equal to approximately half of the $42.0 million accrual we have recorded with respect to the class action and derivative litigation from the sale of common stock to certain of the individual defendants in those lawsuits in connection with any settlement of that litigation. We also intend to seek additional private or public debt or equity financing on acceptable terms in order to improve our liquidity. However, we may not be able to obtain additional debt or equity financing on satisfactory terms or at all, and any new financing could have a dilutive effect on our existing stockholders.

Other Risks Related To Our Business

If We Are Unable To Develop Acceptable Products And Generate Demand For Such Products, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, requires a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations and financial condition. In addition, the SEC investigation of our company, questions regarding our viability, our de-listing from The NASDAQ National Market and our ongoing legal proceedings may continue to adversely impact customer demand.

Our Software Products Are Intended To Work Within Complex Business Processes. Accordingly, Implementation Or Upgrades Of Our Products Can Be Difficult, Time-Consuming And Expensive, And Customers May Be Unable To Implement Or Upgrade Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products. This May Result In Customer Dissatisfaction, Harm To Our Reputation And Cause Non-Payment Issues.

Our products typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation or upgrades of our software and services may limit our sales opportunities, result in customer dissatisfaction and harm to our reputation, or cause non-payment issues.

We May Not Be Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, many of our competitors have one or more of the following advantages:

•	Longer operating history.

•	Greater financial, technical, marketing, sales and other resources.

•	Positive cash flow.

•	Profitable operations.

•	Superior product functionality in certain areas.

•	Greater name recognition.

•	A broader range of products to offer.

•	Better software performance.

•	A larger installed base of customers.

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

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address supply optimization, sourcing optimization, demand optimization, fulfillment optimization and logistics optimization. We expect license revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including sales execution, product competitiveness and questions regarding our viability, which have led to a decline in our revenues. Other factors, such as competition and technological change as well as the SEC investigation of our company, our de-listing from The NASDAQ National Market and our ongoing legal proceedings, could also adversely impact demand for, or market acceptance of, these applications.

Failure To Complete Development Services Projects As Planned Could Harm Our Operating Results And Create Business Distractions And Negative Publicity That Could Harm Our Business.

Risks associated with our development services projects include, but are not limited to:

•	Customers may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	The cancellation or scaling back of one or more of our larger development services projects could have a material adverse impact on our total development services revenues.

•	We may be unable to recognize revenue associated with development services projects in accordance with expectations. We generally recognize revenue from custom software development projects over time using the contract method of accounting subject to the receipt of cash. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•	Many of our development services projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project or the customer attempts to change the scope of the project, the profit, if any, realized from the project would be adversely affected to the extent that we have to add additional resources to complete the project.

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

Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business.

We have made significant changes in and may consider making additional changes to our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

We May Not Be Able to Realize The Benefits Of Our Deferred Tax Assets.

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

One of the features of our supply chain management software applications is the ability to develop and maintain profiles of consumers for use by businesses. Typically, these products capture profile information when consumers, business customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our supply chain management products are designed to operate with applications that protect user privacy, privacy concerns nevertheless may cause visitors to resist providing the personal data necessary to support this profiling capability. Any inability to adequately address consumers’ privacy concerns could have a material adverse affect on our business, results of operation and financial condition.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 33.6% of our total revenues during 2003, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

The Expansion Of Our Operations In India Poses Significant Risks That Could Impair Our Ability To Develop Our Products Or Put Our Products At A Competitive Disadvantage.

We have shifted a large proportion of our development and services capacity to India. However, we may not fully achieve the cost savings and other benefits that we anticipate from this program and we may not be able to attract or retain sufficient numbers of developers with the necessary skill sets in India to meet our needs. Our current infrastructure in India is less developed than our North American infrastructure and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

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

The de-listing of our common stock from The NASDAQ National Market may have made our common stock more difficult to trade, may have harmed our general business reputation and may have impaired our ability to raise funds in the capital markets, which could have a material adverse effect on our business, results of operations and financial condition. We may not be able to satisfy NASDAQ’s initial listing requirements to be eligible to re-apply for listing on the NASDAQ National Market. Further, if we decide to request stockholder approval for a reverse split of our common stock in order to comply with the $5 minimum bid price requirement, there can be no assurance that we will obtain stockholder approval for the reverse split. If we are successful in obtaining such approval and are accepted for listing on the NASDAQ National Market, there is still a risk that our common stock price will decline to levels that would again cause us not to comply with NASDAQ listing standards.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, Have Significant Influence Over Stockholder Votes.

As of February 29, 2004 our current executive officers and directors together beneficially owned approximately 29% of the total voting power of our company, 27% of which was beneficially owned by Sanjiv Sidhu, our Chairman, CEO and President, and entities that he controls. Accordingly, Mr. Sidhu and other officers and directors holding stock in our company have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2003 the market price of our common stock on The NASDAQ National Market and the over-the-counter Pink Sheets fluctuated between $0.53 and $2.16 per share. The following factors could significantly affect the market price of our common stock:

•	Continued negative cash flows.

•	Continued quarterly variations in our results of operations.

•	If effected, a reverse split of our common stock.

•	The market or system on which our common stock trades.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	Stock valuations or performance of our competitors.

•	General market conditions, geopolitical events or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

•	Any future decision to restate any of our financial results.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely, often due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in the section captioned “Sensitivity to Market Risks” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV, Item 15(a)(1) and (2).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As recommended by our Audit Committee, on May 7, 2002 our Board of Directors appointed Deloitte & Touche LLP to serve as our independent public accountants for the fiscal year ending 2002, replacing our former independent public accountants Arthur Andersen LLP, who were dismissed as our auditors effective as of that date. The change was previously reported by i2 in a Current Report on Form 8-K filed with the SEC on May 8, 2002.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

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

A remedial plan has been completed in response to the previously completed restatement of our consolidated financial statements and we have implemented senior management’s recommendations for enhancements to our control processes and procedures as set forth in that plan. These enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementations and products; expansion of our transaction sign-off procedures to include certain field personnel and development personnel; enhanced training with respect to revenue recognition policies and procedures for our field personnel and personnel in our services and development organizations; modification of the incentive compensation structure of certain field personnel to eliminate compensation based upon recognized revenue; expansion of our quarterly sign-off; enhanced release management review and approval processes; enhancement of our post-transaction monitoring of implementations; expansion of the responsibilities of our internal audit team; enhanced analysis and support for the accounting used when recording business acquisition transactions; and enhanced analysis and support for our accrued liability accounts.

We continue to consider further actions to improve the effectiveness of our control processes and procedures.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive annual meeting proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2003, and specified information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 under the heading “Available Information,” the information required by this Item is incorporated by reference to the proxy statement under the sections captioned “Proposal 1 — Election of Directors,” “Executive Compensation and Other Matters — Directors and Executive Officers” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the proxy statement under the section captioned “Independent Auditors.”

*        *        *

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are filed as part of this Form 10-K on the pages indicated:

Page
	Independent Auditors’ Report	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number		Description
2.1	*

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

10.1	*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2	*	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through April 12, 2001 (included as Appendix B to i2’s definitive proxy statement filed on April 27, 2001).

10.3	*	—Form of Indemnification Agreement between i2 and each of its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4	*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5	*	—i2 Technologies, Inc. Employee Stock Purchase Plan, as amended and restated through April 20, 2001 (included as Appendix C to i2’s definitive proxy statement filed on April 27, 2001).

10.6	*	—i2 Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 99.4 to i2’s Registration Statement on Form S-8 (Reg. No. 333-85791 (the “1999 S-8”)).

10.7	*	—Think Systems Corporation 1997 Incentive Stock Plan (filed as Exhibit 99.1 to the Think/Optimax S-8).

10.8	*	—Optimax Systems Corporation Stock Option Plan (filed as Exhibit 99.10 to the Think/Optimax S-8).

10.9	*	—InterTrans Logistics Solutions Limited 1997 Stock Incentive Plan (filed as Exhibit 99.7 to i2’s Registration Statement on Form S-8 (Reg. No. 333-53667)).

10.10	*	—SMART Technologies, Inc. 1996 Stock Option/Stock Issuance Plan (filed as Exhibit 99.13 to the 1999 S-8).

10.11	*	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.6 to i2’s Current Report on Form 8-K dated November 30, 1999 (the “November 1999 8-K”)).

10.12	*	—Lease with Two Colinas Crossing dated August 3, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.7 to the November 1999 8-K).

10.13	*	—SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2’s Registration Statement on Form S-8 (Reg. No. 333-36478)).

10.14	*	—Aspect Development, Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 99.2 to the Aspect S-8).

10.15	*	—Aspect Development, Inc. 1992 Stock Option Plan (filed as Exhibit 99.3 to the Aspect S-8).

10.16	*	—Transition Analysis Component Technology, Inc. 1997 Stock Plan (filed as Exhibit 99.6 to the Aspect S-8).

10.17	*	—Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

10.18	*	—Common Stock Purchase Agreement, dated March 7, 2000, between i2 and International Business Machines Corporation (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on April 11, 2000).

10.19	*+	—Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.20	*+	—Amendment 1 to Employment and Non-Compete Agreement, dated April 15, 2001 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.25 to the RightWorks S-4).

10.21	*+

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

10.28	*

—Termination Agreement, dated as of May 15, 2003, among Colinas Crossing LP, i2 Technologies US, Inc. and i2 Technologies, Inc. (filed as Exhibit 10.28 to i2’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	+	—Letter Agreement, dated February 5, 2004, between James Contardi and i2 Technologies, Inc.

16.1	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on April 21, 1999).

16.2	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on May 8, 2002).

21.1		—List of subsidiaries.

23.1		—Consent of Deloitte & Touche LLP.

24.1		—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on this signature page contained in Part IV of this Form 10-K.

31.1		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.

31.2		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

32.1		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.

32.2		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

*	Incorporated herein by reference to the indicated filing.
+	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

During the quarter ended December 31, 2003, we furnished the following Current Report on Form 8-K:

•	Current Report on Form 8-K (Items 7, 9 and 12) on October 22, 2003, which announced the release of our 2003 third quarter financial results. The financial information was contained in the press release attached as Exhibit 99.1 to the Form 8-K.

After December 31, 2003, we furnished the following Current Report on Form 8-K:

•	Current Report on Form 8-K (Items 7, 9 and 12) on January 28, 2004, which announced the release of our 2003 annual and fourth quarter financial results. The financial information was contained in the press release and earnings script attached as Exhibits 99.1 and 99.2 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: March 15, 2004	By:	/s/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Sanjiv S. Sidhu and Mary K. Murray, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman, Chief Executive Officer, President (Principal executive officer)	March 15, 2004

/s/ MARY K. MURRAY Mary K. Murray	Executive Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 15, 2004

/s/ HARVEY B. CASH Harvey B. Cash	Director	March 15, 2004

/s/ ROBERT L. CRANDALL Robert L. Crandall	Director	March 15, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March 12, 2004

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except par value)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$288,822	$402,177
Restricted cash	15,532	12,052
Short-term investments, at fair value	5,000	10,000
Accounts receivable, net	36,746	45,764
Deferred contract costs	6,995	14,332
Other current assets	27,529	32,721

Total current assets	380,624	517,046
Long-term investments, at fair value	—	33,016
Premises and equipment, net	28,483	59,814
Intangible assets, net	4,647	7,223
Goodwill	16,620	15,854
Other assets	—	270

Total assets	$430,374	$633,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,853	$24,176
Accrued liabilities	109,499	137,931
Accrued compensation and related expenses	27,380	40,663
Deferred tax liabilities	9	2,246
Current portion of long-term debt	—	60,930
Deferred revenue	212,753	319,292

Total current liabilities	370,494	585,238
Other long-term liabilities	18	10
Long-term debt	356,800	350,000

Total liabilities	727,312	935,248
Commitments and contingencies (note 5 and 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 434,133 and 432,853 shares issued and outstanding	109	108
Additional paid-in capital	10,376,937	10,375,184
Accumulated other comprehensive income (loss)	217	(2,601)
Accumulated deficit	(10,674,201)	(10,674,716)

Net stockholders’ deficit	(296,938)	(302,025)

Total liabilities and stockholders’ deficit	$430,374	$633,223

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Revenues:
Software licenses	$65,430	$88,629	$196,383
Development services	26,782	13,154	3,631
Contract	126,488	514,601	300,900
Services	140,132	147,274	222,485
Maintenance	136,097	144,718	151,943

Total revenues	494,929	908,376	875,342

Costs and expenses:
Cost of revenues:
Software licenses	6,656	2,976	27,257
Development services	23,261	10,298	1,172
Contract	11,844	147,522	75,202
Amortization of acquired technology	580	15,156	43,861
Services and maintenance	149,418	131,884	247,305
Sales and marketing	90,781	198,825	404,832
Research and development	80,788	173,064	288,880
General and administrative	105,710	65,446	108,512
Amortization of intangibles	540	11,223	3,084,991
Write-off of acquired in-process research and development	—	—	12,700
Impairment of intangibles and goodwill	—	37,660	4,363,803
Restructuring charges and adjustments	4,822	111,928	113,294

Total costs and expenses	474,400	905,982	8,771,809
Operating income (loss)	20,529	2,394	(7,896,467)
Non-operating expense, net:
Interest income	4,942	13,926	35,948
Interest expense	(20,641)	(23,839)	(21,997)
Realized gains (losses) on investments, net	370	1,895	(68,640)
Foreign currency hedge and transaction losses, net	(424)	(2,203)	(2,817)
Gain on early repayment of debt	3,435	—	—
Other expense, net	(2,234)	(1,809)	(2,322)

Total non-operating expense, net	(14,552)	(12,030)	(59,828)

Income (loss) before income taxes	5,977	(9,636)	(7,956,295)
Provision (benefit) for income taxes	5,462	889,296	(237,433)

Net income (loss)	$515	$(898,932)	$(7,718,862)

Net income (loss) per common share:
Basic	$0.00	$(2.10)	$(18.61)

Diluted	$0.00	$(2.10)	$(18.61)

Weighted-average common shares outstanding:
Basic	433,262	428,746	414,860
Diluted	455,214	428,746	414,860
Comprehensive income (loss):
Net income (loss)	$515	$(898,932)	$(7,718,862)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	—	(12,395)	(48,246)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in income	—	(1,895)	68,640

Net unrealized gain (loss)	—	(14,290)	20,394
Foreign currency translation	2,818	3,099	(2,820)
Tax effect of other comprehensive income (loss)	—	5,148	(7,438)

Total other comprehensive income (loss)	2,818	(6,043)	10,136

Total comprehensive income (loss )	$3,333	$(904,975)	$(7,708,726)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2000	406,093	$102	$10,188,779	$(6,694)	$(2,056,922)	$8,125,265

Exercise of options and issuance of common stock under stock purchase plans	12,009	3	71,679	—	—	71,682
Shares issued in acquisitions	6,151	1	51,172	—	—	51,173
Tax benefit of stock options	—	—	42,642	—	—	42,642
Amortization of deferred compensation, net	—	—	(193)	—	—	(193)
Change in fair value of securities available for sale, net of tax	—	—	—	12,956	—	12,956
Foreign currency translation	—	—	—	(2,820)	—	(2,820)
Net loss	—	—	—	—	(7,718,862)	(7,718,862)

Balance as of December 31, 2001	424,253	$106	$10,354,079	$3,442	$(9,775,784)	$581,843

Exercise of options and issuance of common stock under stock purchase plans	8,600	2	18,542	—	—	18,544
Tax benefit of stock options	—	—	2,061	—	—	2,061
Amortization of deferred compensation, net	—	—	502	—	—	502
Change in fair value of securities available-for-sale, net of tax	—	—	—	(9,142)	—	(9,142)
Foreign currency translation	—	—	—	3,099	—	3,099
Net loss	—	—	—	—	(898,932)	(898,932)

Balance as of December 31, 2002	432,853	$108	$10,375,184	$(2,601)	$(10,674,716)	$(302,025)

Exercise of options and issuance of common stock under stock purchase plans	144	1	138	—	—	139
Amortization of deferred compensation, net	—	—	1,615	—	—	1,615
Foreign currency translation	—	—	—	2,818	—	2,818
Net income	—	—	—	—	515	515

Balance as of December 31, 2003	432,997	$109	$10,376,937	$217	$(10,674,201)	$(296,938)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$515	$(898,932)	$(7,718,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of in-process research and development	—	—	12,700
Depreciation and amortization	24,121	68,084	3,178,480
Write-down of equipment	593	—	9,976
Impairment of intangible assets	—	37,660	4,363,803
Provision (credit) for bad debts charged to costs and expenses	(3,657)	1,686	18,788
Deferred compensation	1,615	502	(195)
Gain on extinguishment of debt	(3,435)	—	—
Net (gain) loss realized on investments	—	(1,895)	68,640
Loss on assets disposed in restructuring	—	24,430	10,981
Deferred income taxes	(2,183)	871,441	(288,144)
Tax benefit from stock option exercises	—	2,061	42,642
Changes in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(3,480)	(3,207)	(8,845)
Accounts receivable, net	12,781	41,052	55,777
Deferred contract cost	7,337	58,677	(32,426)
Other assets	6,158	(8,187)	35,305
Accounts payable	(3,211)	(26,071)	(18,246)
Accrued liabilities	(17,791)	(63,286)	72,151
Accrued compensation and related expenses	(12,951)	(27,623)	(21,654)
Deferred revenue	(106,120)	(390,344)	151,683
Income taxes payable	—	2,349	(6,428)

Net cash used in operating activities	(99,708)	(311,603)	(73,873)

Cash flows from investing activities:
Contingent consideration related to a 2001 acquisition	(766)	—	(32,341)
Purchases of premises and equipment	(1,402)	(8,804)	(42,963)
Proceeds from sale of premises and equipment	—	12,474	—
Net change in short-term investments	5,000	176,087	(58,879)
Purchases of long-term investments	—	(1,000)	(15,251)
Proceeds from sales of long-term investments	33,000	39,298	1,083
Purchases of long-term debt securities	—	(110,065)	(35,169)
Maturities of long-term debt securities	—	51,900	—
Proceeds from settlement of hedges	—	4,000	—
Investments designated as restricted cash	—	(8,845)	8,845
Change in capital on equity investments	6	—	714

Net cash provided by (used in) investing activities	35,838	155,045	(173,961)

Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	(57,495)	—	(24,698)
Issuance of note payable related to lease termination	6,800	—	—
Net proceeds from option exercises and stock issued under employee stock purchase plans	138	18,544	71,684

Net cash provided by financing activities	(50,557)	18,544	46,986

Effect of exchange rates on cash	1,072	2,146	(349)

Net change in cash and cash equivalents	(113,355)	(135,868)	(201,197)
Cash and cash equivalents at beginning of period	402,177	538,045	739,241

Cash and cash equivalents at end of period	$288,822	$402,177	$538,045

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often bundled with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

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

Restricted Cash.    At December 31, 2003 and 2002, $15.5 million and $12.1 million in restricted cash, respectively, was pledged as collateral. (See Note 7 – Borrowings and Debt Issuance Costs)

Investments.    Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are classified as available-for-sale when they might be sold before maturity. Investments in marketable equity securities are classified as available-for-sale. Investments in equity securities with no public market are carried at cost. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

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

Financial Instruments.    Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly rated corporations and municipalities as well as agencies of the U.S. government. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may require letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We may also use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used.

Premises and Equipment.    Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over shorter of the expected term of the lease or estimated useful life.

Goodwill.    On January 1, 2002, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no goodwill impairment was recorded in conjunction with the adoption of the new accounting standard, we previously recorded an impairment charge of approximately $4.2 billion of goodwill, in the third quarter of 2001 prior to the adoption of SFAS No. 142. Under our new policy, we will test for impairment once annually, or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently operate as a single reporting unit and measure the minimum fair value of our single reporting unit as our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. We performed our annual impairment test in the fourth quarter of 2003. No impairment was present upon performing the impairment test. We cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, our recent financial performance, negative cash flow, the previously completed restatement of our consolidated financial statements and the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market.

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets, such as installed customer base and content databases, with finite useful lives are amortized on a straight-line basis over periods of 18 to 36 months. Beginning in 2002, intangibles with definite lives are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations. During 2002, we recorded impairment charges related to definite lived intangible assets of $37.7 million, respectively, based on expected undiscounted cash flows attributable to these assets. (See Note 6 — Intangible Assets, Goodwill and Impairment Charges.)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software License Revenue.    Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon receipt of cash.

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

Development Services.    Development services projects include our license of software products and our agreement with customers to provide services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As our services are essential to provide the required functionality, we recognize revenue from these arrangements in accordance SOP 81-1 using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements for the years ended 2001 and 2000 and the first three

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters of 2002. Under SOP 81-1 when it is necessary for us to perform services that are essential to the functionality of our product so that the software performs in accordance with customer requirements we recognize such revenue using either the percentage-of-completion method or the completed contract method referred to above. As of December 31, 2003, $124.6 million of revenue deferred as a result of the changes discussed above remains on our balance sheet as deferred revenue. There are a limited number of transactions that remain in deferred revenue at December 31, 2003 in which certain non-implemented software products for which services are essential are no longer being licensed by us. In these cases, we believe that it is unlikely that the customer will implement these software products, although most are using other products and services from us.

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

Maintenance Revenue.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Third-Party Software Royalties.    Payments received in advance of revenue recognition are classified as deferred revenue in the accompanying consolidated balance sheets. Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped while commissions payable to affiliates in connection with sales assistance are expensed when the revenue on transactions is recognized. Accrued royalties payable totalled $3.2 million and $8.1 million as of December 31, 2003 and 2002, respectively, while accrued affiliate commissions payable totalled $0.6 million and $5.3 million as of December 31, 2003 and 2002, respectively.

Concurrent Transactions.    We occasionally enter into transactions which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by EITF 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is based on the net book value of the asset relinquished.

Warranty.    We generally warrant our products will function substantially in accordance with documentation provided to customers. We accrue for warranty claims on a case-by-case basis; however, due to the unique nature of each claim and lack of a settlement history, estimating the necessary accrual involves an element of uncertainty.

Deferred Taxes.    Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. We adjust our deferred tax valuation allowance in light of certain factors, including our financial performance. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

Net Income (Loss) Per Common Share.    Basic net income (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share include (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2003, 2002 and 2001 is provided in Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share.

Stock-Based Compensation Plans.    Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of APB Opinion No. 25. SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The weighted average fair value of options granted in 2003, 2002 and 2001 was $1.55, $2.80 and $7.16 per option, respectively. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rates of 2.5%, 3.5% and 4.3%; market price volatility factors of 1.26, 1.18 and 1.04; a weighted-average expected life of the options of 4 years; and no dividend yields.

The fair value of shares issued under the employee stock purchase plans was estimated as of the initial day of the purchase period using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk free interest rates of 2.2%, 1.7% and 3.8%; market price volatility factors of 1.16, 1.37 and 1.28; a weighted-average expected life of the purchase right of 6 months; and no dividend yields. The weighted-average fair value of purchase rights granted under the employee stock purchase plans during 2003, 2002 and 2001 were $0.27, $1.31 and $12.15, respectively.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma information presents net loss and loss per common share for 2003, 2002 and 2001 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments for 2003 in the table below have not been tax affected.

	2003	2002	2001
Net income (loss), as reported	$515	$(898,932)	$(7,718,862)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects in 2001	1,615	502	(193)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects in 2001	(146,302)	(249,433)	(246,581)

Pro forma net loss	$(144,172)	$(1,147,863)	$(7,965,636)

Loss per common share – Basic and Diluted:
As reported	$0.00	$(2.10)	$(18.61)

Pro forma	$(0.33)	$(2.68)	$(19.20)

Deferred Compensation.    Deferred compensation is recorded as a reduction of additional paid-in capital for certain stock options and stock right awards issued. The compensation is valued at the grant date and recognized over the service period.

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

Comprehensive Income (Loss).    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements.    The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We completed a review of our investments in both non-marketable and marketable equity securities as well as other arrangements to determine whether we are the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

2.    Business Combinations

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

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired as follows:

Net liabilities assumed	$(5,217)
Intangible asset:
Developed technology (useful life of 3 years)	23,000
In-process research and development	8,000
Goodwill	46,566

Total	72,349

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro forma condensed consolidated results of operations assuming RightWorks had been acquired on January 1, 2001 are not presented because the acquisition of RightWorks was not considered significant, either individually or when aggregated with the acquisition of TSC.

Trade Service Corporation.    On March 23, 2001, we completed our acquisition of Trade Service Corporation, a provider of maintenance, repair and overhaul content and its affiliate ec-Content, Inc. (collectively, “TSC”), which develops and manages content for digital marketplaces, procurement and supplier syndication. We purchased all the outstanding stock of both companies for approximately $79.3 million, including acquisition-related costs. The total purchase price includes $5.0 million in cash, 800,000 shares of our common stock with a fair market value of $12.4 million when issued, a convertible promissory note for $60.9 million and approximately $1.0 million in acquisition costs. See Note 7 — Borrowings and Debt Issuance Costs for details of the convertible promissory note. This acquisition was accounted for as a purchase business combination; accordingly, the results of operations of TSC have been included with our results of operations since March 23, 2001.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro forma condensed consolidated results of operations assuming TSC had been acquired on January 1, 2001 are not presented because the acquisition of TSC was not considered significant.

3.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in the accompanying consolidated balance sheets. The estimated fair value of these investments approximates their carrying value as the rate on such securities resets generally every 7 to 28 days. Hence, interest rate movements do not affect the balance sheet valuation of the fixed investments. Investment securities reported as cash and cash equivalents as of December 31, 2003 and 2002 were as follows:

	2003	2002
Short-term time deposits	$19,596	$9,313
Obligations of state and local municipalities	35,600	202,700
Corporate bonds and notes	146,399	67,900
Commercial paper	5,000	46,881

	$206,595	$326,794

Investments in debt securities with original maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the accompanying consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2003
Obligations of state and local municipalities	$5,000	$—	$5,000

	$5,000	$—	$5,000

December 31, 2002
Obligations of state and local municipalities	$10,000	$—	$10,000

	$10,000	$—	$10,000

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in debt securities with original maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the accompanying consolidated balance sheets. Our long-term investment securities held at December 31, 2003 had no book value. Long-term investments at December 31, 2002 were as follows:

	Amortized Cost	Unrealized Gains	Estimated Fair Value
December 31, 2002
U.S. government obligations	$33,000	$10	$33,010
Corporate equity securities	6	—	6

	$33,006	$10	$33,016

As of December 31, 2003 and 2002, corporate equity securities included common stock of public companies as well as warrants to purchase common stock of public companies.

We hold minority equity investments in various privately held and publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced an $8.2 million net after-tax unrealized loss on these investments during 2002. We also wrote-down, by $6,000 in 2003 and $2.5 million in 2002, the carrying basis of certain equity investments in publicly traded companies as a result of significant declines in the fair value of these investments during those years. The remaining carrying value of minority equity investments was zero at December 31, 2003.

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

4.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts was as follows:

	2003	2002	2001
Balance at beginning of period	$10,368	$26,581	$20,667
Provision (credit) for bad debts charged to costs and expenses	(3,657)	1,686	18,788
Write-offs, net of recoveries and other adjustments	(3,613)	(17,899)	(12,874)

Balance at end of period	$3,098	$10,368	$26,581

5.    Premises and Equipment

Premises and equipment as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Computer equipment and software	$57,739	$69,036
Furniture and fixtures	33,575	37,385
Leasehold improvements	20,950	33,063

	112,264	139,484
Less: Accumulated depreciation	(83,781)	(79,670)

	$28,483	$59,814

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of premises and equipment totalled $21.7 million in 2003, $40.1 million in 2002 and $48.9 million in 2001. We disposed of net premises and equipment totalling $10.0 million in 2003 and $27.1 million in 2002. As of December 31, 2001, we had $12.5 million in real estate, classified as buildings and land in the above table, that was held for sale and carried at fair value, less expected costs to sell. The real estate was sold in 2002 for $12.5 million.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $26.9 million in 2003, $49.8 million in 2002 and $67.6 million in 2001.

Future minimum lease payments under all non-cancellable operating leases as of December 31, 2003 are as follows:

2004	$29,996
2005	20,854
2006	13,576
2007	9,489
2008	6,973
Thereafter	13,261

Total	$94,149

6.    Intangible Assets, Goodwill and Impairment Charges

Intangible assets.    Intangible assets, excluding debt issuance costs, as of December 31, 2003 and 2002 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2003
Content databases	$110,500	$(110,482)	$18
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(118,231)	369
Relationships	12,500	(12,479)	21
Intellectual property	2,000	(2,000)	—
Other	8	(8)	—

	$290,308	$(289,900)	$408

December 31, 2002
Content databases	$110,500	$(110,411)	$89
Installed customer base	46,700	(46,317)	383
Developed technology	118,600	(117,653)	947
Relationships	12,500	(12,393)	107
Intellectual property	2,000	(2,000)	—
Other	8	(—)	8

	$290,308	$(288,774)	$1,534

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are being amortized over periods ranging from 18 months to three years. Accumulated amortization related to intangible assets includes the impairment charges recorded during 2003 and 2002, as further discussed below.

Amortization expense related to intangible assets totalled $1.1 million, $26.4 million and $106.2 million in 2003, 2002 and 2001, respectively. The net intangible asset balance, excluding debt issuance costs, of $408,000 at December 31, 2003 will be fully amortized in 2004.

Goodwill.    Goodwill totalled $16.6 million and $15.9 million at December 31, 2003 and December 31, 2002, respectively. On January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. While no goodwill impairment was recorded in conjunction with the adoption of the new accounting standard, the decrease in goodwill during 2002 resulted from the reversal of $5.5 million of estimated acquisition costs accrued in connection with the purchase of RightWorks. The reversal of the accrual resulted from the termination of a future lease obligation and was recorded in the second quarter of 2002. In June 2003, we paid $0.7 million in contingent consideration related to our acquisition of Trade Services Corporation (TSC) in March 2001. As a result of this payment, our goodwill balance has increased by $0.7 million.

The following table presents net loss and loss per common share for 2001 adjusted to exclude goodwill amortization expense.

2001
Net loss:
As reported	$(7,718,862)
Add back goodwill amortization included in reported net loss	3,021,931

Pro forma	$(4,696,931)

Loss per common share — Basic and Diluted:
As reported	$(18.61)
Add back per share impact of goodwill amortization	7.29

Pro forma	$(11.32)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The $164.3 million write-down of intangible assets in 2001 was based on the amount by which the carrying amount of these assets exceeded fair value. The fair value of the intangible assets was determined by discounting our best estimates of the expected future cash flows related to these assets. This methodology was used to determine the fair value of these assets when they were initially recorded; however, the expected future cash flows from these assets as of the date of the valuation were significantly less than our previous expectations. The rate used to discount our cash flow expectations was based on our weighted-average cost of capital. Intangible assets written-down include $4.6 million of assembled workforce intangibles, $20.0 million of installed customer base intangibles, $0.4 million of intellectual property, $69.8 million of cross patent rights, $21.3 million of developed technology and $48.2 million of content databases. The majority of these assets were originally recorded in connection with the acquisition of Aspect and, to a lesser extent, the acquisitions of SupplyBase and IBM’s Makoro and Paper Mill Scheduler products.

The write-down of goodwill in 2001 was determined by comparing the book value of our common stock to our market capitalization as of September 30, 2001. Our market capitalization is the product of (i) the number of shares of common stock issued and outstanding and (ii) the closing market price of the common stock. At September 30, 2001, we had 420,381,000 common shares issued and outstanding with a book value of $5.7 billion and a market capitalization of $1.5 billion, based on our closing common stock price of $3.44 per share. After considering all available evidence as indicated above, we determined that the condition was not temporary and we recorded a $4.2 billion write-down of goodwill equal to the excess book value over market capitalization as of September 30, 2001.

7.    Borrowings and Debt Issuance Costs

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. These termination amounts were charged to the restructuring accrual (see Note 11 — Restructuring Charges and Adjustments)

In April 2003, we obtained a waiver letter under our $20 million letter of credit line pursuant to which the lender waived, to and including July 15, 2003, any and all defaults and events of default under the line that occurred or that could occur as a result of or in connection with the re-audit and restatement of our financial statements. On April 30, 2003 this line expired and we negotiated a new letter of credit line for $15.0 million with another lender. Under the new line, we are required to maintain restricted cash in a depository account

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintained by the lender to secure letters of credit issued in connection with the new line. As of December 31, 2003, $10.1 million in letters of credit were outstanding under this line and $12.6 million in restricted cash was pledged as collateral for those outstanding letters of credit. The new line contains a letter of credit fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. The new line has no financial covenants and expires on April 29, 2004.

In March 2001, we issued a $60.9 million convertible promissory note in connection with our acquisition of TSC. The note had a maturity date of September 23, 2003 and bore interest of 7.5% per annum which was payable in annual installments on each anniversary date of the note and upon maturity. The principal balance of the note totalled $60.9 million at December 31, 2002, while the estimated fair value was $60.1 million at that date. On June 6, 2003, we paid $59.2 million in cash to retire the note, of which $57.5 million was for the principal of the note, $1.0 million was for accrued interest on the note through the date of prepayment and $0.7 million was for contingent consideration that became due under the TSC acquisition agreement (See Note 6 — Intangible Assets, Goodwill and Impairment Charges). The amount paid in settlement of the note and those obligations represents approximately a 5.5% discount to the principal and interest accrued under the note through the date of prepayment. We recorded a gain on the early extinguishment of this debt of $3.4 million during the three months ended June 30, 2003.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. On or after December 20, 2002, we have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2003, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at December 31, 2003 and 2002, while the estimated fair value of the notes totalled $316.8 million and $208.6 million on those dates, respectively.

Interest expensed for borrowings totalled $20.6 million, $23.1 million and $22.0 million in 2003, 2002 and 2001, respectively. Actual cash payments related to interest on borrowings totalled $24.1 million, $23.1 million and $18.4 million during those years.

Debt Issuance Costs.    Unamortized debt issuance costs totalled $4.2 million and $5.7 million at December 31, 2003 and 2002, respectively, and are included in intangibles, net in the accompanying consolidated balance sheets. Debt issuance costs, initially recorded in connection with our issuance of $350.0 million in convertible debt in 1999, are amortized at a rate of $1.5 million per year over the life of the debt, which matures in December 2006. Amortization of debt issuance costs is reported as a component of other non-operating expense in the accompanying consolidated statements of operations.

8.    Commitments and Contingencies

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation is being conducted by the SEC and various legal actions have been commenced against us in connection with matters relating to the previously completed restatement of our consolidated financial statements. As discussed below, we are also attempting to settle or otherwise resolve those proceedings.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation.

We continue to be in discussions with the SEC staff and intend to continue to fully cooperate with the SEC. We cannot predict when this investigation will be completed or its outcome. However, we may face sanctions in connection with any resolution of the SEC investigation, including, but not limited to, significant monetary penalties and injunctive relief.

Class Action Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases were consolidated, and in August 2001 plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. By stipulation, in December 2002, the court certified the plaintiff class.

Beginning in April 2003, additional purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints brought claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we would re-audit certain of our consolidated financial statements and that there would be material adjustments to our financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts, (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition, and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003.

In July 2003, all of these class action complaints were consolidated, for purposes of pre-trial matters only. Although we have vigorously defended against these lawsuits, we have recently entered negotiations to settle the actions.

Derivative Litigation

In April 2001, a purported shareholder derivative lawsuit was filed in Dallas County, Texas, against certain of our officers and directors, naming the company as a nominal defendant. The complaint alleged that certain of

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our officers and directors breached their fiduciary duties to the company and our stockholders by (i) selling shares of our common stock while in possession of material adverse non-public information regarding our business and prospects, and (ii) disseminating inaccurate information regarding our business and prospects to the market and/or failing to correct such inaccurate information. This lawsuit was removed to the United States District Court for the Northern District of Texas (Dallas Division). A motion to dismiss the action was filed, and on October 8, 2002, the motion was granted. Plaintiffs filed an appeal of that decision on October 15, 2002 and, following oral arguments, plaintiffs moved for voluntary dismissal of the appeal. On January 5, 2004, the appellate court granted plaintiffs’ voluntary dismissal motion and judgment against the plaintiffs became final.

In April and May 2003, two additional purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The complaints alleged that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by: (i) causing us to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, (ii) selling shares of our common stock while in possession of material adverse non-public information regarding our financial statements and (iii) securing personal loans using our allegedly artificially inflated stock price. In July 2003, these lawsuits were consolidated for all purposes. Plaintiffs amended their consolidated complaint to add a claim that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, seeking recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. A motion to dismiss the actions was filed, and on January 26, 2004, the motion was granted and judgment was entered against the plaintiffs. An appeal of that decision was filed on February 24, 2004.

In May 2003, another purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our Chief Executive Officer, our former Chief Financial Officer and our directors, naming the company as a nominal defendant. The complaint alleges that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, and seeks recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. The lawsuit also names our current directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. A motion to dismiss was filed, and on February 26, 2004, the motion was granted and judgment was entered against the plaintiffs. The deadline by which the plaintiffs must file a notice of appeal is March 29, 2004.

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and have advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In addition, we may be obligated to continue to advance payment of legal fees and costs incurred by the individual defendants in the remaining lawsuits throughout the pendency of those actions. Although we have vigorously defended against these lawsuits we have recently entered into negotiations to settle these actions.

Certain Accruals

We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we do not believe it is possible at this time to estimate the amount of monetary penalties we may face in connection with any resolution of the SEC investigation, based on the stage of the class action and derivative litigation and the status of our settlement negotiations with the plaintiffs we have determined to establish an accrual of $42.0 million in the accompanying consolidated financial statements for estimated losses relating to a possible settlement of the class action and derivative litigation. The accrual represents our estimate of the amount, in excess of expected payments from our insurance carriers, that will be required to be paid by us if a settlement of the lawsuits is achieved.

Negotiations to reach a final and definitive settlement of the class action and derivative lawsuits are continuing. There can be no assurance that these negotiations will result in a settlement of the lawsuits. Any settlement would be subject to numerous conditions, including the execution of a settlement agreement and court approval. If achieved, any settlement will involve significant cash payments from i2. Such cash payments could be more than the amount currently estimated and accrued for in our consolidated financial statements for the year ended December 31, 2003.

The adverse resolution of any one or more of the matters described in this Note 8 — Commitments and Contingencies over and above the amount, if any, that has been estimated and accrued in the current consolidated financials could have a material adverse effect on our business, financial condition or results of operations.

Other Litigation

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

Indemnification Agreements.    We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we plan to advance or indemnify certain current and former directors, officers and employees for fees and expenses incurred by them in connection with the internal review resulting in the restatement of its consolidated financial statements, the related SEC investigation and legal proceedings and other matters.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited; however, we have Director and Officer insurance that should limit our exposure and enable us to recover a portion of any future amounts paid in regards to officers and directors. Additionally, our corporate by-laws allow us to choose to indemnify any employee of our employees for certain events or occurrences while the employee is, or was serving, at our request in such capacity. During 2003, we incurred approximately $1.7 million of expense for legal fees and expenses incurred by current and former employees covered under such indemnification agreements during 2003.

9.    Stockholders’ Equity (Deficit) and Loss Per Common Share

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquiring person (which will thereafter be void), will have the right to receive upon exercise that number of shares of common stock or units of Series A preferred stock (or cash, other securities or property) having a market value of two times the exercise price of the right.

We may redeem the rights in whole, but not in part, at a price of $0.01 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2003, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

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

Earnings (Loss) Per Common Share.    Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, share rights awards and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Basic earnings per share of common stock — weighted average common shares outstanding	433,262	428,746	414,860

Effect of dilutive securities:
Outstanding stock option, warrant, and share rights awards	5,177	—	—
Convertible debt	16,775	—	—

Diluted earnings per share — weighted average common and common equivalent shares outstanding	455,214	428,746	414,860

Securities that were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive, include options to purchase 99.8 million, 108.4 million, and 133.2 million shares of common stock in 2003, 2002 and 2001 respectively, and debt convertible into 31.0 million and 11.9 million shares of common stock in 2002 and 2001, respectively.

10.    Employee Benefit Plans

Employee Retirement Plans.    We maintain 401(k) retirement plans that cover a majority of our employees. Eligible employees may contribute up to 25% of their compensation, subject to certain limitations, to the retirement plans. We may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2003, no contributions have been made.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation.    We recognized compensation expense of $1.6 million in 2003, $502,000 in 2002, and $(193,000) in 2001 from the amortization of deferred compensation related to certain outstanding stock options and stock rights awards. As of December 31, 2003 and 2002, the unamortized portion of deferred compensation totalled $1.6 million and $3.6 million, respectively. These balances are netted in additional paid-in capital.

Employee Stock Purchase Plans.    We maintain stock purchase plans for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of common stock through periodic payroll deductions. Payroll deductions may not exceed 15% of a participant’s base salary, and employees may purchase a maximum of 8,000 shares per purchase period under the purchase plans. The purchase price per share is 85% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment. Unless extended, the plan will terminate on the last business day in April 2011.

Shares purchased under the plans totalled 6,230,418 in 2002 and 2,830,682 in 2001. No shares were purchased under this plan during 2003. As of December 31, 2003, there were 4,329,456 shares available for purchase under the plans. The plans have an automatic share increase feature whereby the number of shares reserved for issuance under the plans will automatically increase on the first trading day of January each year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event will any such annual increase exceed 6.0 million shares. Through December 31, 2003, we have reserved a total 18,571,063 shares of common stock for issuance under the plans. Based upon the number of shares of our common stock outstanding on December 31, 2003, an additional 4,341,331 shares will be reserved for issuance under the plans in January 2004.

We assumed an employee stock purchase plan maintained by Aspect as a part of our acquisition. The plan permitted eligible employees to purchase common stock at a discount, but only through payroll deductions, during 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. The price at which stock was sold under the purchase plan was equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. We reserved 722,447 shares of our common stock for issuance under this plan. Shares purchased under this plan totalled 232,679 in 2001. This plan was terminated upon completion of the final offering period in February 2001.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 1995 Plan has an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 40.0 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion. Through December 31, 2003, we have reserved a total of 294,855,316 shares of common stock for issuance under the plan. Based upon the number of shares reserved for issuance under the plan at December 31, 2003, we limited the number of additional shares to be reserved in January 2004 to 250,000. Unless extended, the plan will terminate on April 11, 2011.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders have not specifically approved any of the assumed stock option plans. A total of 38.2 million shares of our common stock have been reserved for issuance under the assumed plans and the related options are included in the following table.

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans follows (in thousands, except per share amounts):

	Shares Available for Future Grants	Stock Rights Awards Outstanding	Options Outstanding
			Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2001	73,967	—	115,351	$29.32
Additional shares reserved	20,000	—	—	—
Granted	(85,068)	275	84,793	9.90
Exercised	—	—	(8,056)	6.40
Canceled/forfeited	58,972	(100)	(58,872)	45.77

Balance, December 31, 2001	67,871	175	133,216	11.05
Additional shares reserved	21,213	—	—	—
Granted	(36,246)	3,970	32,276	3.26
Exercised	—	(44)	(1,660)	2.41
Canceled/forfeited	55,527	(130)	(55,397)	13.13

Balance, December 31, 2002	108,365	3,971	108,435	7.64
Additional shares reserved	21,643	—	—	—
Granted	(38,191)	80	38,111	1.93
Exercised	—	(1,215)	(144)	0.90
Canceled/forfeited	36,718	(385)	(36,333)	8.59

Balance, December 31, 2003	128,535	2,451	110,069	$5.61

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

Included in the 110,069 stock options outstanding as of December 31, 2003 were 44,609 incentive options and 65,460 nonqualified stock options. Included in the 128,535 shares available for grant as of December 31, 2003 were 100,662 shares related to our 1995 and 2001 Plans and 27,873 shares related to assumed plans. We do not intend to grant awards from the assumed plans.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information regarding options outstanding and options exercisable as of December 31, 2003, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number Of Shares	Weighted- Average Exercise Price
$0.00 — $ 1.00	10,255	$0.88	8.3	3,688	$0.86
1.01 — 2.50	38,685	1.93	9.7	4,491	1.84
2.51 — 3.75	7,086	3.36	3.4	7,085	3.36
3.76 — 5.50	25,373	4.29	6.4	20,430	4.31
5.51 — 8.50	16,177	6.84	6.1	12,829	7.00
8.51 — 12.75	4,836	9.95	4.8	4,833	9.95
12.76 — 20.00	2,796	16.80	6.5	2,134	16.84
20.01 — 30.00	1,453	22.28	5.4	1,405	22.14
30.01 — 40.00	2,209	37.96	5.2	1,718	37.84
40.01 — 50.00	288	47.41	5.1	234	47.22
50.01 — 65.00	282	59.42	6.0	231	59.51
65.01 — 80.00	564	76.86	6.2	433	76.72
80.01 — 95.00	65	89.34	5.7	50	89.23

Total	110,069	$5.61		59,561	$7.65

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2003, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. (in thousands, except per share amounts)

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	95,807	$5.47	94,919
Plans not approved by stockholders:
2001 Plan	14,163	4.26	5,743
Assumed plans of acquired companies	2,550	13.05	27,873

Total	112,520	$5.49	128,535

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.    Restructuring Charges and Adjustments

2002 Restructuring Plan.    In July 2002, we initiated a global restructuring plan to further reduce our operating expenses and to bring them into alignment with our revenue levels. Overall expense reductions were necessary to both lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and the remaining actions, such as additional office closures and consolidations and asset disposals, were completed during the nine months ended September 30, 2003. During 2002, we recorded restructuring charges totalling $111.9 million. Of this amount, $56.8 million related to employee severance and termination, $35.2 million related to office closure and consolidation and $19.9 million related to asset disposal losses.

2001 Restructuring Plan.    During 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to increasing net losses, declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001, with the remaining actions,

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including closing and consolidating identified offices, completed in 2002. During 2001, we recorded restructuring charges totalling $113.3 million. Of this amount, $60.7 million related to employee severance and termination, $41.6 million related to office closure and consolidation and $11.0 million related to asset disposal losses.

Consolidated Restructuring Accrual

The following table summarizes the 2003 restructuring related payments and adjustments, and the components of the remaining restructuring accruals, included in accrued liabilities, at December 30, 2003 and December 31, 2002:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2002	$10,569	$48,939	$59,508
Adjustment to accruals originally recorded in 2001 and 2002	786	4,036	4,822
Non-cash utilization in 2003	—	(9,433)	(9,433)
Note issued related to lease termination	—	(6,800)	(6,800)
Payments in 2003	(7,938)	(25,152)	(33,090)

Remaining accrual balance at December 31, 2003	$3,417	$11,590	$15,007

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

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

Our accrual for future payments to be made related to facilities that we have exited has been reduced by estimated sublease income of $11.7 million.

12.    Foreign Currency Risk Management

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating income (expense) in the accompanying Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2003, we recognized net losses of $6.1 million on foreign currency forward contracts and net gains of $5.7 million on foreign currency transactions. During 2002, we recognized net losses of $2.4 million on foreign currency forward contracts and net gains of $0.2 million on foreign currency transactions. During 2001, we recognized net gains of $0.2 million on foreign currency forward contracts and net losses of $3.0 million on foreign currency transactions.

Details of our foreign currency forward contracts as of December 31, 2003 and 2002 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on December 31, 2003 and 2002 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2003 and 2002 and no amounts related to these forward contracts were recorded in our financial statements.

		2003		2002
		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	5,404	$9,674	2,444	$3,920
Canadian Dollars	CAD	1,157	898	—	—
Danish Kroners	DKK	3,547	596	3,670	513
Hong Kong Dollars	HKD	—	—	2,179	280
Indian Rupees	INR	156,190	3,456	22,584	472
Singapore Dollars	SGD	—	—	685	391
Swedish Kroners	SEK	2,426	337	—	—
Swiss Francs	CHF	1,335	1,075	1,279	928
Taiwan Dollars	TWD	—	—	11,619	336
Forward contracts to sell:
Australian Dollars	AUD	14,164	10,683	6,539	3,689
Brazilian Reals	BRL	1,744	586	1,170	327
Canadian Dollars	CAD	—	—	2,167	1,386
European Euros	EUR	3,144	3,987	12,605	13,097
Japanese Yen	JPY	815,846	7,508	1,063,745	8,892
South African Rand	ZAR	1,533	230	3,034	349
South Korean Won	KRW	—	—	304,913	254

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our foreign currency forward contracts include credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

13.    Income Taxes

Our provision (benefit) for income taxes consists of the following:

	2003	2002	2001
Current:
Federal	$—	$4,469	$(58,641)
State	750	—	757
Foreign	6,774	8,429	5,628
Deferred:
Federal	—	814,664	(184,824)
State	—	47,475	(5,151)
Foreign	(2,062)	14,259	4,798

Total	$5,462	$889,296	$(237,433)

Our provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34.0% for 2003, 2002 and 2001 to income before income taxes as follows:

	2003	2002	2001
Expense (benefit) computed at statutory rate	$2,032	$(3,276)	$(2,705,140)
Non-deductible amortization of goodwill and intangibles and write-offs of in-process research and development	—	—	2,452,572
State taxes, net of federal tax benefit	750	260	(5,332)
Research and development tax credits	(735)	(2,939)	(3,645)
Non-deductible meals and entertainment	689	1,314	1,913
Increase (decrease) in valuation allowance	3,719	889,888	—
Other	(993)	4,049	22,199

Provision (benefit) for income taxes	$5,462	$889,296	$(237,433)

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following:

	2003	2002
Deferred tax assets:
Foreign tax credits	$2,668	$4,371
Deferred revenue	45,925	80,710
Accrued liabilities	36,815	46,757
Allowance for bad debts	—	369
Research and development tax credits	13,009	12,907
Net operating losses	584,494	543,555
Acquired intangibles	70,462	75,820
Capitalized expenses	73,363	111,273
Other	28,778	30,369

Total deferred tax assets	855,514	906,131
Deferred tax liabilities:
Acquired intangibles	(147)	(411)
Other	(31)	(2,256)

Total deferred tax liabilities	(178)	(2,667)
Valuation allowance for net deferred tax assets	(855,363)	(905,720)

Net deferred tax (liabilities) assets	$(27)	$(2,256)

We consider the earnings of foreign subsidiaries to be permanently reinvested outside the U.S. and, accordingly, no U.S. income tax on these earnings has been provided. Aggregate unremitted earnings of foreign subsidiaries, for which U.S. income taxes have not been provided, totaled $39.7 million and $54.1 million as of December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, we had $1.6 billion and $1.5 billion, respectively, of U.S. federal net operating loss carryforwards and $11.7 million and $12.9 million, respectively, of U.S. federal research and development carryforwards. The U.S. federal net operating loss carryforwards expire in the years 2006 through 2023 and are subject to certain annual limitations. The U.S. federal research and development carryforwards expire in the years 2005 through 2023. We had $8.4 million and $27.0 million of foreign net operating loss carryforwards at December 31, 2003 and 2002, respectively. Foreign net operating loss carryforwards totaling $1.8 million at December 31, 2003 have no expiration date, while the remaining $6.6 million expire in the years 2007 through 2009.

Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense in 2002. We adjust our deferred tax valuation allowance in light of certain factors, including our financial performance. Failure to achieve sustained profitability may prevent us from utilizing these assets in their entirety, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary as of December 31, 2003. As of December 31, 2002, we still have a valuation allowance for all of our remaining deferred tax assets. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

We paid income taxes of $4.9 million in 2003, $12.3 million in 2002 and $5.6 million in 2001.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Segment Information, International Operations and Customer Concentrations

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	2003	2002	2001
United States	$328,629	$593,610	$539,352
Non-US Americas	9,572	17,322	29,283
EMEA	95,901	208,211	168,688
Japan	32,702	54,545	97,669
APAC	28,125	34,688	40,350

	$494,929	$908,376	$875,342

Revenues from international operations totalled $166.3 million, $314.8 million and $336.0 million in 2003, 2002 and 2001, respectively. No individual customer accounted for more than 10% of our total revenues during 2003 or 2001, while one customer accounted for 10.5% of total revenue in 2002.

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	2003	2002
United States	$23,315	$87,921
Non-US Americas	781	1,335
EMEA	21,871	19,204
Japan	769	6,232
APAC	3,014	1,485

	$49,750	$116,177