Form 10-K/A
period 2003-12-31
I2 TECHNOLOGIES INC
filed 2004-03-17
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

10.29	*+

—Letter Agreement, dated February 5, 2004, between James Contardi and i2 Technologies, Inc. (filed as Exhibit 10.29 to i2’s Annual Report on form 10-K for the year ended December 31, 2003 filed on March 15, 2004).

16.1	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on April 21, 1999).

16.2	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on May 8, 2002).

21.1	*	—List of subsidiaries (filed as Exhibit 21.1 to i2’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004).

23.1		—Consent of Deloitte & Touche LLP.

24.1	*	—Power of Attorney (filed as Exhibit 24.1 to i2’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004).

31.1		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.

31.2		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

32.1		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.

32.2		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

*	Incorporated herein by reference to the indicated filing.
+	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

During the quarter ended December 31, 2003, we furnished the following Current Report on Form 8-K:

•	Current Report on Form 8-K (Items 7, 9 and 12) on October 22, 2003, which announced the release of our 2003 third quarter financial results. The financial information was contained in the press release attached as Exhibit 99.1 to the Form 8-K.

After December 31, 2003, we furnished the following Current Report on Form 8-K:

•	Current Report on Form 8-K (Items 7, 9 and 12) on January 28, 2004, which announced the release of our 2003 annual and fourth quarter financial results. The financial information was contained in the press release and earnings script attached as Exhibits 99.1 and 99.2 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: March 17, 2004	By:	/s/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman, Chief Executive Officer, President (Principal executive officer)	March 17, 2004

/s/ MARY K. MURRAY Mary K. Murray	Executive Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 17, 2004

* Harvey B. Cash	Director	March 17, 2004

* Robert L. Crandall	Director	March 17, 2004

*By:	/s/ MARY K. MURRAY Mary K. Murray Attorney-in-Fact

Explanatory Note

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the year ended December 31, 2003. All references in this amendment to this “Annual Report on Form 10-K” or the “Annual Report on Form 10-K for the year ended December 31, 2003” shall refer to this amendment. Readers should note that the only changes made in this amendment were to correct clerical errors that appeared on pages F-1 and F-4 of the original filing. The phrase “each of the three years in” was added to the third paragraph of the Independent Auditors’ report on page F-1. On page F-4, a correction was made to the number of common stock shares issued in 2003, and the related caption for that item, which resulted in the total shares outstanding changing from 432,997 to 434,133 (in thousands) which reflects the amount shown on the balance sheet on page F-2. All other information contained in the original filing remains unchanged. For the convenience of the reader, we have included in this amendment our entire Annual Report on Form 10-K, as amended hereby.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2000	406,093	$102	$10,188,779	$(6,694)	$(2,056,922)	$8,125,265

Exercise of options and issuance of common stock under stock purchase plans	12,009	3	71,679	—	—	71,682
Shares issued in acquisitions	6,151	1	51,172	—	—	51,173
Tax benefit of stock options	—	—	42,642	—	—	42,642
Amortization of deferred compensation, net	—	—	(193)	—	—	(193)
Change in fair value of securities available for sale, net of tax	—	—	—	12,956	—	12,956
Foreign currency translation	—	—	—	(2,820)	—	(2,820)
Net loss	—	—	—	—	(7,718,862)	(7,718,862)

Balance as of December 31, 2001	424,253	$106	$10,354,079	$3,442	$(9,775,784)	$581,843

Exercise of options and issuance of common stock under stock purchase plans	8,600	2	18,542	—	—	18,544
Tax benefit of stock options	—	—	2,061	—	—	2,061
Amortization of deferred compensation, net	—	—	502	—	—	502
Change in fair value of securities available-for-sale, net of tax	—	—	—	(9,142)	—	(9,142)
Foreign currency translation	—	—	—	3,099	—	3,099
Net loss	—	—	—	—	(898,932)	(898,932)

Balance as of December 31, 2002	432,853	$108	$10,375,184	$(2,601)	$(10,674,716)	$(302,025)

Exercise of options and other issuances of common stock, net	1,280	1	138	—	—	139
Amortization of deferred compensation, net	—	—	1,615	—	—	1,615
Foreign currency translation	—	—	—	2,818	—	2,818
Net income	—	—	—	—	515	515

Balance as of December 31, 2003	434,133	$109	$10,376,937	$217	$(10,674,201)	$(296,938)

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