Form 10-K/A
period 2003-12-31
I2 TECHNOLOGIES INC
filed 2004-04-29
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-28030

i2 Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2294945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One i2 Place 11701 Luna Road Dallas, Texas	75234
(Address of principal offices)	(Zip code)

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

As of April 12, 2004, the Registrant had 434,614,919 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No. 2) of i2 Technologies, Inc. (the “Company”) amends our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 15, 2004, as previously amended by our Annual Report on Form 10-K/A (Amendment No. 1) filed on March 17, 2004. The Annual Report on Form 10-K incorporated certain information required by Part III of Form 10-K by reference to the definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we expected to file with the Commission no later than 120 days after December 31, 2003. Because the Company is not in fact filing the definitive proxy statement within 120 days after December 31, 2003, the information required by Part III of Form 10-K is included in this amendment.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain biographical information concerning our directors and executive officers as of April 12, 2004:

Name	Age	Position(s) Held
Sanjiv S. Sidhu	46	Chairman of the Board, Chief Executive Officer and President

Pallab K. Chatterjee	53	President, Solution Operations

M. Katy Murray	35	Executive Vice President and Chief Financial Officer

Robert C. Donohoo	42	Senior Vice President, Secretary and General Counsel

Adrianne Court	37	Senior Vice President, Human Resources

Janet Eden-Harris	49	Executive Vice President, Strategy and Chief Marketing Officer

William M. Beecher	47	Executive Vice President

Hiten D. Varia	47	Executive Vice President and President, Greater Asia-Pacific Region

Robert G. Bearden	37	Executive Vice President and President, Americas Region

James N. Contardi	41	Executive Vice President and President, EMEA Region

Harvey B. Cash	65	Director

Robert L. Crandall	67	Director

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

Ms. Murray joined us in February 1998 as Manager of Financial Applications and became our Senior Director of Corporate Accounting in July 2001. From November 2002 until December 2003, Ms. Murray served as our Corporate Controller and Principal Accounting Officer. On January 1, 2004, Ms. Murray was appointed Executive Vice President and Chief Financial Officer. Prior to joining us, Ms. Murray was a Director of Accounting at First USA/Paymentech.

Mr. Donohoo joined us in September 1996 as our corporate counsel and was named Secretary in July 1999. In August 2002, he became our Senior Vice President and General Counsel. Prior to joining us, Mr. Donohoo was an associate at Shannon, Gracey, Ratliff & Miller, L.L.P. in Fort Worth, Texas.

Ms. Court joined us in October 1998 as Director, Facilities and served as a Vice President in various roles in our Human Resources department beginning in November 1999. In November 2002, Ms. Court became Vice President, Human Resources and in January 2004, she became our Senior Vice President, Human Resources. Prior to joining us, Ms. Court was Director, Administration and Human Resources for Cardinal Health (West Hudson division).

Ms. Eden-Harris joined our marketing department as Vice President, Americas Marketing in June 2000 when we acquired Aspect Development, Inc. where Ms. Eden-Harris had served as Vice President, Strategic Marketing. In June 2002, Ms. Eden-Harris became our Chief Marketing Officer and in January 2004, she became our Executive Vice President, Strategy and Chief Marketing Officer.

Mr. Beecher joined us in May 1997 as Vice President, International Operations and became Executive Vice President, Operations in September 1998. In May 1999, Mr. Beecher became our interim Chief Financial Officer and in September 1999, was appointed Chief Financial Officer. On December 31, 2003, Mr. Beecher resigned from the position of Chief Financial Officer, retaining his Executive Vice President title. From April 1996 until joining us, Mr. Beecher was the Chief Financial Officer of Think Systems Corporation, which we acquired in May 1997.

Mr. Varia joined us in July 1995 as Vice President, Worldwide Consulting and became Executive Vice President, Worldwide Development in July 1998; in 1999, he served as our Executive Vice President and Chief Delivery Officer, and in 2002, he became our Chief Customer Officer. In April 2004, Mr. Varia became an Executive Vice President and President, Greater Asia-Pacific Region.

Mr. Bearden joined us in June 1999 as a Solutions Vice President and became Senior Vice President of our Americas sales organization in December 2000. In September 2002, Mr. Bearden became an Executive Vice President of i2 and President, Americas Region. Prior to joining us, Mr. Bearden was Senior Vice President of Global Sales for Manhattan Associates.

Mr. Contardi joined us in January 1998 as Regional Sales Manager for our U.S. Southwest Region and in February 1999 became a Director, U.S. Sales Operations. In January 2000, Mr. Contardi became our Vice President, Worldwide Sales Operations and in July 2001, he became our Senior Vice President, Worldwide Field Operations. In November 2001, Mr. Contardi joined DSG Consulting, a firm specializing in sales strategy consulting for software companies, as a senior partner. In June 2002, he rejoined us as Chief Operating Officer, EMEA region and in January 2003, he became our Executive Vice President and President, EMEA Region.

Mr. Cash has served as a director since January 1996. Since 1986, Mr. Cash has served as general or limited partner of various venture capital companies affiliated with InterWest Partners, a venture capital firm. Mr. Cash currently serves on the board of directors of the following publicly held companies: Ciena Corporation (optical networking systems and software), Liberte’ Investors, Inc. (real estate financial services), Silicon Laboratories, Inc. (semiconductors), Airspan Networks, Inc. (communications) and Staktek Holdings, Inc. (semiconductor memory high density packaging). Mr. Cash is also a director of several privately held companies.

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

Audit Committee

We have a standing Audit Committee currently composed of Messrs. Crandall (Chairman) and Cash. The Audit Committee met six times in 2003. The oversight functions of the Audit Committee include, among other things, (i) appointing our independent auditor; (ii) reviewing the external audit plan and the results of the auditing engagement; (iii) reviewing the internal audit plan and the results of the internal audits; (iv) ensuring that management has maintained the reliability and integrity of our accounting policies and our financial reporting and disclosure practices; (v) reviewing the independence and performance of our internal and external auditors; and (vi) reviewing the adequacy of our system of internal control and compliance with all applicable laws, regulations and corporate policies. The Audit Committee has a charter that was approved by our Board of Directors. The current members of the Audit Committee are independent as defined by the listing standards of the Nasdaq National Market, on which our common stock was formerly listed. The Board of Directors has determined that Mr. Crandall qualifies as an audit committee financial expert, as that term is defined by applicable SEC regulations, and has designated Mr. Crandall as the Audit Committee’s financial expert.

Code of Business Conduct and Ethics

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

Based solely on our review of the copies of the forms furnished to us or written representations from the reporting persons that no reports were required, we believe that, during 2003, all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mary K. Murray, our Executive Vice President and Chief Financial Officer, filed a late Form 4 on April 3, 2003 to report restricted stock that she acquired on March 27, 2003 and James N. Contardi, our Executive Vice President and President, EMEA Region, filed a Form 5 on February 12, 2004 belatedly reporting an October 28, 2003 sale of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer during 2003 and our four most highly paid executive officers who were serving as executive officers at December 31, 2003.

			Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary		Bonus		Restricted Stock Awards (1)			Securities Underlying Options		All Other Compensation (2)
Sanjiv S. Sidhu Chairman of the Board, Chief Executive Officer and President	2003 2002 2001		$	— — 118,759	$	— — —	$	— — —		— — —		$13,262 4,380 167,115	(3) (3) (4)

Shigeru Nakane (5) President, Greater Asia- Pacific Region	2003 2002 2001	(6) (7) (8)		418,467 339,740 188,105		189,638 469,400 400,423		— 315,000 —	(9)	977,500 1,650,000 600,000		274,889 — 170,648	(10) (11)

Pallab K. Chatterjee President, Solution Operations	2003 2002 2001			350,000 197,404 144,865		108,750 349,376 282,990		— 315,000 —	(9)	1,113,500 600,000 820,000		— — —

Robert G. Bearden (12) Executive Vice President and President, Americas Region	2003 2002 2001			300,000 259,039 172,404		417,875 320,986 451,136		— — —		437,209 457,500 284,800		— — —

James N. Contardi (13) Executive Vice President and President, EMEA Region	2003 2002 2001			198,878 101,314 144,428		130,129 115,803 81,881		— 135,000 —	(9)	200,000 250,000 204,000	(16)	230,753 228,505 —	(14) (15)

(1)	One third of Restricted Stock Awards vest after one year, the remaining two thirds vest after two years.
(2)	Excludes perquisites and other personal benefits for executive officers, other than Messrs. Sidhu, Nakane and Contardi, because the aggregate amounts thereof do not exceed 10% of such officers’ total salary and bonus in the applicable year.
(3)	Represents amounts provided to Mr. Sidhu to cover his employee related costs of health and welfare benefits.
(4)	Represents expenses paid on the officer’s behalf, of which $165,573 is related to personal tax and estate planning and $1,542 is related to premiums paid by us with respect to a short-term life insurance policy on the life of Mr. Sidhu, the proceeds of which are payable to Mr. Sidhu’s personally designated beneficiaries.
(5)	Mr. Nakane became our employee on March 15, 2001 and resigned his position with us on March 31, 2004.
(6)	In 2003, Mr. Nakane was paid his salary in Japanese Yen and bonus in Japanese Yen and US Dollars and the value of Other Compensation received by him was calculated in Japanese Yen and US Dollars. For this Summary Compensation Table, the amounts paid in Yen were converted to US Dollars at the closing Yen to Dollar exchange rate of 108.73 applicable on December 31, 2003, the final trading day of 2003.
(7)	In 2002, Mr. Nakane was paid his salary and bonus in Japanese Yen. For this Summary Compensation Table, these amounts were converted to US Dollars at the closing Yen to Dollar exchange rate of 119.76 applicable on December 31, 2002, the final trading day of 2002.
(8)	In 2001, Mr. Nakane was paid his salary and bonus in Japanese Yen and the value of Other Compensation received by him was calculated in Japanese Yen. For this Summary Compensation Table, these amounts were converted to US Dollars at the closing Yen to Dollar exchange rate of 131.85 applicable on December 28, 2001, the final trading day of 2001.
(9)	Restricted Shares granted on a date on which the share price was $0.90 per share.
(10)	$250,000 in compensation is relocation assistance for Mr. Nakane’s 2002 relocation to the United States; $16,175 is for a car allowance; $6,974 is for a trip; $1,242 is imputed income for group term life insurance; $498 is the employee portion of medicare that the company paid.
(11)	Represents the value of payment for a club membership.
(12)	We announced on April 27, 2004 that Mr. Bearden would be leaving the company to pursue other interests.
(13)	Mr. Contardi’s initial employment with us terminated on October 22, 2001. Mr. Contardi was re-hired by us on June 24, 2002.
(14)	$216,827 in compensation is associated with allowances related to Mr. Contardi’s ex-patriate status; $13,296 in compensation is for a car allowance.
(15)	$228,505 in compensation is associated with allowances related to Mr. Contardi’s ex-patriate status.
(16)	Of the options granted to Mr. Contardi in 2001, 154,756 options were cancelled after the termination of his initial employment with us in 2001.

Director Compensation

Our current compensation package for our non-employee directors is as follows:

•	$25,000 annual cash retainer for serving on the Board of Directors.

•	$4,000 attendance fee for each meeting of the Board of Directors attended.

•	$5,000 annual cash retainer for serving on the Audit Committee of the Board of Directors.

•	$2,500 annual cash retainer for serving on the Compensation Committee of the Board of Directors.

•	$50,000 annual cash retainer for serving as the Chair of the Audit Committee of the Board of Directors.

•	$10,000 annual cash retainer for serving as the Chair of the Compensation Committee of the Board of Directors.

•	Initial and annual grants of stock options priced at fair market value on the terms set forth in the Automatic Option Grant Program of our 1995 Stock Option/Stock Issuance Plan (1995 Plan). Additional grants of stock options may be awarded under the Discretionary Option Grant Program of our 1995 Plan.

Directors who are also employees are not paid any fees or additional compensation for services as members of our Board of Directors or any committee of our Board of Directors. Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of our Board of Directors and committees on which they serve.

Under the Automatic Option Grant Program of our 1995 Plan, each person who becomes a non-employee Board member automatically is granted at that time an option for 8,000 shares of common stock. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee Board member after such meeting will automatically be granted an option to purchase 8,000 shares of common stock under the 1995 Plan, provided such individual has served as a non-employee Board member for at least six months. Each option will have an exercise price per share equal to 100% of the fair market value per share of our common stock on the option grant date and a maximum term of ten years measured from the option grant date. Each option will be immediately exercisable for all the option shares, but we may repurchase, at the exercise price paid per share, all unvested shares held at the cessation of the director’s Board service. Each option grant will vest, and our repurchase rights will lapse, in four equal annual installments, with the first such installment vesting one year from the option grant date.

Under the Discretionary Option Grant Program of our 1995 Plan, our Board of Directors will determine which eligible individuals receive option grants, the time or times when those grants are to be made, the number of shares subject to each such grant, the vesting schedule (if any) to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding. Each granted option will have an exercise price determined by the Board of Directors but shall in no event be less than 85% of the fair market value of the shares on the grant date. No granted option will have a term in excess of ten years, and the option will generally become exercisable in one or more installments over a specified period of service measured from the vesting commencement date. However, one or more options may be structured so that they will be immediately exercisable for any or all of the option shares. Shares acquired under such options will be subject to repurchase by us, at the exercise price paid per share, if the optionee ceases service with our company prior to vesting in those shares.

Option grants to non-employee directors during 2003 are detailed in the following table. The exercise price per share for all grants was equal to the fair market value per share of common stock on the grant date with the exception of the discretionary stock option grant to Michael Jordan on May 6, 2003, the grant price of which was greater than fair market value on the grant date. Options granted under the Automatic Option Grant Program were granted in accordance with the terms set forth above. Such options are immediately exercisable and vest in four equal annual installments. Grants issued from the Discretionary Option Grant Program are not exercisable until they vest. Each of these options will vest 25% upon completion of the first year of service measured from the vesting commencement date and pro rata over a 36-month period thereafter.

	Date of Grant	Options Granted	Exercise Price Per Share	Purpose of Grant
Michael H. Jordan	5/06/03	45,000	$7.59	Discretionary Grant
Michael H. Jordan	12/22/03	8,000	1.64	Annual Automatic Grant
Harvey B. Cash	12/22/03	8,000	1.64	Annual Automatic Grant
Robert L. Crandall	12/22/03	8,000	1.64	Annual Automatic Grant

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The executive officers serve at the discretion of our Board of Directors. James Contardi, our Executive Vice President and President, EMEA Region, entered into a letter agreement with the company, dated February 5, 2004, providing that if Mr. Contardi’s employment terminates before July 2005 other than as a result of the officer’s voluntary resignation or termination for cause, he would be entitled to receive, in consideration for a release and waiver of claims against the company, (i) a severance payment of six (6) months of base salary, (ii) a lump sum payment of $20,000 for benefits reimbursement, and (iii) relocation services for Mr. Contardi and his family in accordance with the company’s expatriate relocation policy. The term of the agreement expires upon the earlier to occur of (i) July 15, 2004, or (ii) Mr. Contardi’s relocation to the United States.

Certain provisions of the 1995 Plan may have the effect of discouraging, delaying or preventing a change in control of us or unsolicited acquisition proposals. The Plan Administrator under the 1995 Plan may structure one or more outstanding options granted to our executive officers so that these options immediately accelerate in the event the executive officers are terminated involuntarily within a designated period (not to exceed 12 months) following the effective date of any change in control. All options granted under the 1995 Plan prior to January 16, 2001 provide for immediate acceleration in the event the optionee is involuntarily terminated within 18 months following the effective date of any change of control.

We have entered into indemnification agreements with all of our executive officers. We maintain directors’ and officers’ liability insurance and our Bylaws provide for mandatory indemnification of officers to the fullest extent permitted by Delaware law.

Option Grants in 2003

The following table sets forth certain information regarding stock options granted during 2003 to each of the current and former executive officers named in the Summary Compensation Table above:

	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in 2003	Exercise Price per Share (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Sanjiv S. Sidhu	—	—	$—	—	$—	$—

Shigeru Nakane	400,000 577,500	1.05% 1.51%	2.10(4) 1.85(5)	11/16/2013 12/14/2013	528,271 671,895	1,338,744 1,702,715

Pallab K. Chatterjee	450,000 20,000 643,500	1.18% 0.05% 1.68%	2.10(4) 1.85(5) 1.85(5)	11/16/2013 12/14/2013 12/14/2013	594,305 23,269 748,683	1,506,087 58,968 1,897,311

Robert G. Bearden	210,000 40,000 187,209	0.55% 0.10% 0.49%	2.10(4) 2.10(4) 1.85(5)	11/16/2013 11/16/2013 12/14/2013	277,343 52,827 217,809	702,840 133,874 551,971

James N. Contardi	160,000 40,000	0.42% 0.10%	2.10(4) 2.10(4)	11/16/2013 11/16/2013	211,309 52,827	535,497 133,874

(1)	Generally, options vest over a four-year period. Additionally, some options may be exercised prior to vesting subject to our right to repurchase at cost any unvested shares purchased prior to vesting in the event of the optionee’s termination of employment. In 2003, none of the options granted to the named officers were exercisable prior to vesting. Each option expires on the earlier of ten years from the date of grant or within a specified period following termination of the optionee’s employment with us.
(2)	The exercise price may be paid in cash or through a special same-day sale procedure through a broker of their choice.
(3)	Under rules promulgated by the SEC, these stock valuations represent the hypothetical gain, or “option spread”, that would exist for these options based on assumed 5% or 10% stock price appreciation from the date of grant until the end of the options’ ten-year term. The 5% or 10% assumed annual rate of appreciation is specified in SEC rules. These assumptions are not intended to forecast future appreciation of our stock price. There can be no assurance that the potential realizable values shown in this table will be achieved. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.
(4)	Options were granted on November 17, 2003.
(5)	Options were granted on December 15, 2003.

Aggregate Option Exercises in 2003 and December 31, 2003 Option Values

The following table sets forth certain information concerning options exercised during 2003 and option holdings at December 31, 2003 with respect to each of the current and former executives officers named in the Summary Compensation Table above. No stock appreciation rights were exercised during 2003 and none were outstanding at December 31, 2003.

Name	Shares Acquired Upon Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at December 31, 2003 (2)		Value of Unexercised In-the-Money Options at December 31, 2003 (2)(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sanjiv S. Sidhu	—	$—	—	—	$—	$—
Shigeru Nakane	—	—	1,037,879	2,189,621	177,083	322,917
Pallab K. Chatterjee	—	—	1,479,042	2,104,458	177,083	322,917
Robert G. Bearden	—	—	609,801	794,608	141,666	258,334
James N. Contardi	—	—	93,665	356,335	91,665	158,335

(1)	Determined by subtracting the exercise price from the fair market value of our common stock on the exercise date (based upon the closing sales price of our common stock on the NASDAQ National Market or in the over-the-counter Pink Sheets on such date), multiplied by the number of shares acquired on exercise.
(2)	“Exercisable” refers to those options which were both exercisable and vested, while “Unexercisable” refers to those options which were unvested.
(3)	Value is determined by subtracting the exercise price from the fair market value of our common stock at December 31, 2003 ($1.66 per share), based upon the closing sales price of our common stock in the over-the-counter Pink Sheets on such date.

Compensation Committee Interlocks and Insider Participation

We have a standing Compensation Committee currently composed of Messrs. Cash (Chairman) and Crandall. The Compensation Committee met seven times in 2003. The Compensation Committee administers our stock plans. The Compensation Committee has the responsibility for establishing the compensation payable to our Chief Executive Officer and is responsible for establishing compensation payable to our other executive officers based on recommendations made by the Chief Executive Officer. The Compensation Committee also is responsible for the overall administration of our employee benefit plans, including our employee stock purchase plans.

None of the members of the Compensation Committee is an officer or employee, or former officer or employee, of us or any of our subsidiaries. No current executive officer served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee during 2003.

Report on Executive Compensation

The Compensation Committee serves under a charter adopted by the Board of Directors and is composed entirely of non-employee directors. The primary functions of the Compensation Committee include:

•	Setting the compensation of the Chief Executive Officer.

•	Reviewing the strategic approach to compensation for key executives, including their total annual compensation targets and payouts.

•	Approving the size of the annual stock option pool as well as the individual stock option grants to executive officers and certain other employees.

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

The Committee applies the following philosophical framework to executive compensation:

•	Provide a competitive total compensation package that considers compensation practices of selected peer companies in the software industry and other companies with which we are competing for executive-level individuals.

•	Design total compensation on principles that will lead to pay for performance. Performance above expectations should be recognized with a higher level of compensation while performance below expectations should be addressed with a lower payout of variable compensation.

•	Tie a significant portion of each executive’s total compensation to the overall performance of the company considering targets for financial results and organizational development.

•	Align the financial interests of each executive with those of our stockholders utilizing long-term, equity-based incentives.

Our executive compensation program includes the following key elements:

•	Base salary

•	Variable cash incentives

•	Equity-based incentives

•	Benefits

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

During 2003, based on the company’s overall operating performance, our Chief Executive Officer elected not to receive a cash incentive bonus. Additionally, overall cash incentive bonus payouts for other key executives were significantly reduced for the fiscal year.

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

The 1995 Plan was adopted by our Board of Directors and approved by our stockholders in 1995 and is administered by the Compensation Committee. Our Compensation Committee, when determining the size of annual grants to executive officers in 2003, focused on competitive peer data, experience and subjective information. They concluded that the stock and option holdings of the executives that received options were below the levels needed to provide the appropriate retention value. The 2003 option grants were designed to provide equity incentives to retain executive officers in light of significant changes to our business in fiscal year 2003.

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

Compliance with the Internal Revenue Code

Section 162(m) of the Code imposes a limit on tax deductions for annual compensation, other than performance-based compensation, in excess of $1,000,000 paid by a corporation to its chief executive officer and the other four most highly compensated executive officers of a corporation. We have not established a policy with regard to Section 162(m) of the Code, since we have not and do not currently anticipate paying cash compensation in excess of $1,000,000 per annum to any employee. None of the compensation paid by us in 2003 was subject to the limitation on deductibility. The Board of Directors and Compensation Committee will continue to assess the impact of Section 162(m) of the Code on its compensation practices and determine what further action, if any, is appropriate.

CEO Compensation

During 2001, Mr. Sidhu asked that his base salary be reduced for an indefinite period of time to an amount necessary to cover the non-company paid portion of the costs associated with certain employee benefits. For 2002 and 2003, Mr. Sidhu again asked that his compensation remain at these levels. The Compensation Committee will continue to assess the market data and peer company practices for the position of Chief Executive Officer to ensure that, when reinstated, Mr. Sidhu’s compensation is competitive relative to our company’s stated compensation philosophy.

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

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for i2 common stock, the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Computer and Data Processing Services Group Index. The graph assumes that $100 was invested in i2 common stock on December 31, 1998, and in each index and that all dividends were reinvested. No cash dividends have been declared on shares of i2 common stock. The graph covers the period from December 31, 1998, the last trading day before our 1999 fiscal year, to December 31, 2003, the last trading day before our 2004 fiscal year. The data for the graph was provided to us by the NASDAQ Stock Market. The comparisons in the graph are required by regulations of the Securities and Exchange Commission and are not intended to forecast or to be indicative of the possible future performance of our common stock.

Stock Performance Graph Data Points:

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
i2 Technologies, Inc.	$100	642	716	104	15	22
NASDAQ US.	100	185	112	89	61	92
NASDAQ Computer & Data Processing Services Stocks.	100	220	101	82	56	74

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2003, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	95,807	$5.47	94,919

Plans not approved by stockholders:
2001 Plan	14,163	4.26	5,743
Assumed plans of acquired companies (1)	2,550	13.05	27,873

Total	112,520	5.49	128,535

(1)	Includes stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2004 by (1) each person who is known by us to own beneficially more than five percent of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table, and (4) all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Sanjiv S. Sidhu	116,124,292	(2)	26.72%
Amalgamated Gadget, L.P.	26,644,600	(3)	6.13
Shigeru Nakane	1,095,335	(4)	*
Pallab K. Chatterjee	2,170,010	(5)	*
Robert G. Bearden	765,600	(6)	*
James Contardi	180,205	(7)	*
Harvey B. Cash	106,999	(8)	*
Robert L. Crandall	115,248	(9)	*
All executive officers and directors as a group (12 persons)	125,480,233	(10)	28.31%

*	Indicates less than 1%.
(1)	Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission in accordance with Rule 13d-3(d)(1). Percentage of beneficial ownership is based on 434,614,919 shares of our common stock outstanding as of April 12, 2004. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days following April 12, 2004 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes to this table, the address for each person named in this table is 11701 Luna Road, Dallas, Texas 75234.
(2)	Includes 20,567,915 shares held by Sidhu-Singh Family Investments, Ltd., of which Mr. Sidhu is a general partner, and 30,000 shares held by the Sidhu-Singh Family Foundation, of which Mr. Sidhu is a trustee. The address of Mr. Sidhu and the entities that he controls is 11701 Luna Road, Dallas, Texas 75234.
(3)	Based on information in a Schedule 13G filed by Amalgamated Gadget, L.P., a Texas limited partnership (“Amalgamated”), such shares were purchased by Amalgamated for and on behalf of R2 Investments, LDC (“R2”) pursuant to an investment management agreement. Pursuant to such agreement, Amalgamated, acting through its general partner, Scepter Holdings, Inc., a Texas corporation (“Scepter”), has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. As the sole general partner of Amalgamated, Scepter has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. Geoffrey Raynor, as the President and sole shareholder of Scepter, has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. R2 has no beneficial ownership of such shares. The address of Amalgamated is 301 Commerce Street, Suite 2975, Fort Worth, Texas 76102.
(4)	Consists of 1,095,335 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.
(5)	Includes 2,085,994 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.
(6)	Includes 760,538 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.
(7)	Consists of 180,205 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.

(8)	Consists of 106,999 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.
(9)	Consists of 115,248 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.
(10)	Includes 8,631,727 shares subject to options currently exercisable or exercisable within 60 days following April 12, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2003, there have been no transactions (or except as noted in the next succeeding paragraph, currently proposed transactions), between i2 or any of our subsidiaries and any executive officer, director, 5% beneficial owner of our common stock, or member of the immediate family of the foregoing persons, in which one of the foregoing individuals or entities had an interest of more than $60,000.

Sanjiv Sidhu, our Chairman, CEO and President, has agreed to make a $20 million investment in our common stock, at the average closing price for the five trading days after the satisfaction of certain conditions, but at a price not less than $0.926 per share. This investment is in conjunction with, and a condition to, an equity investment by Q Investments, a private investment firm, which agreed on April 27, 2004 to make a $100 million investment in i2. As contemplated by a March 15, 2004 company press release, the company anticipates that it will use the proceeds from this investment in connection with a possible settlement of the pending class action and derivative lawsuits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Upon recommendation of the Audit Committee, our Board of Directors appointed Deloitte & Touche LLP as our independent auditors for the year ended December 31, 2003. Deloitte & Touche has served as our independent auditors since April 2002.

In addition to performing the audit of our consolidated financial statements, Deloitte & Touche LLP provided various other services during 2003 and 2002. The aggregate fees billed for 2003 and 2002 for each of the following categories of services are set forth below:

	2003	2002
Audit fees (including reviews of Quarterly Reports)	$6,625,256	$383,652
Audit related fees (1)	279,443	384,196
Tax fees (2)	524,655	177,003
All other fees	—	—

	$7,429,354	$944,851

(1)	Includes fees for statutory audits of foreign subsidiaries and accounting consultations.
(2)	Includes services related to tax compliance and other tax-related consultations.

During 2003 and 2002, the company did not engage Deloitte & Touche LLP to provide any professional services related to financial information systems design and implementation.

It is the practice of the Audit Committee to pre-approve all services rendered to the Company by its independent accountants in accordance with applicable legal requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: April 29, 2004	By:	/S/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman, Chief Executive Officer, President (Principal executive officer)	April 29, 2004

/S/ MARY K. MURRAY Mary K. Murray	Executive Vice President and Chief Financial Officer (Principal accounting and financial officer)	April 29, 2004

* Harvey B. Cash	Director	April 29, 2004

* Robert L. Crandall	Director	April 29, 2004

*By:	/S/ MARY K. MURRAY
Mary K. Murray
Attorney-in-Fact