Form 10-Q
period 2004-03-31
I2 TECHNOLOGIES INC
filed 2004-05-10
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004 the Registrant had 436,591,785 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$259,076	$288,822
Restricted cash	10,897	15,532
Short-term investments, at fair value	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts	41,156	36,746
Deferred contract costs	6,889	6,995
Other current assets	24,762	27,529

Total current assets	347,780	380,624

Long-term investments, at fair value	14,719	—
Premises and equipment, net	25,000	28,483
Intangible assets, net	4,099	4,647
Goodwill	16,620	16,620

Total assets	$408,218	$430,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,079	$20,853
Accrued liabilities	114,093	109,499
Accrued compensation and related expenses	26,994	27,380
Deferred tax liabilities	9	9
Deferred revenue	216,888	212,753

Total current liabilities	377,063	370,494

Other long-term liabilities	15	18
Long-term debt	356,800	356,800

Total liabilities	733,878	727,312

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 434,615 and 434,133 shares issued and outstanding	109	109
Additional paid-in capital	10,377,641	10,376,937
Accumulated other comprehensive income	762	217
Accumulated deficit	(10,704,172)	(10,674,201)

Net stockholders’ deficit	(325,660)	(296,938)

Total liabilities and stockholders’ deficit	$408,218	$430,374

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Software licenses	$12,388	$19,149
Development services	6,617	9,289
Contract	5,970	56,593
Services	24,973	35,377
Reimbursable expenses	2,670	3,196
Maintenance	31,004	34,345

Total revenues	83,622	157,949

Costs and expenses:
Cost of revenues:
Software licenses	3,177	283
Development services	6,606	6,221
Contract	106	7,197
Services and maintenance	29,307	33,578
Reimbursable expenses	2,670	3,196
Amortization of acquired technology	145	145
Sales and marketing	19,921	23,649
Research and development	19,691	20,777
General and administrative	25,461	14,379
Amortization of intangibles	39	423
Restructuring charges and adjustments	575	253

Total costs and expenses	107,698	110,101

Operating income (loss)	(24,076)	47,848

Non-operating expense, net	(5,091)	(5,018)

Income (loss) before income taxes	(29,167)	42,830
Income tax expense	809	1,498

Net income (loss)	$(29,976)	$41,332

Net income (loss) per common share:
Basic	$(0.07)	$0.10

Diluted	$(0.07)	$0.09

Weighted-average common shares outstanding:
Basic	434,439	432,850
Diluted	434,439	477,524

Comprehensive income (loss):
Net income (loss)	$(29,976)	$41,332
Other comprehensive income:
Unrealized gain on available-for-sale securities arising during the period	14	121
Foreign currency translation adjustments	531	279
Tax effect of other comprehensive income loss	—	(44)

Total other comprehensive income	545	356

Total comprehensive income (loss)	$(29,431)	$41,688

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(29,976)	$41,332
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,036	7,394
Write-down of equipment	282	349
Provision (credit) for bad debts charged to costs and expenses	(784)	(594)
Amortization of deferred compensation	338	352
Deferred income taxes	(3)	30
Changes in operating assets and liabilities:
Restricted cash	4,635	(34)
Accounts receivable, net	(3,680)	7,855
Deferred contract costs	106	1,941
Other assets	2,666	(2,051)
Accounts payable	(1,809)	(405)
Accrued liabilities	4,502	(20,679)
Accrued compensation and related expenses	(479)	(11,542)
Deferred revenue	3,995	(39,729)

Net cash used in operating activities	(16,171)	(15,781)

Cash flows from investing activities:
Purchases of premises and equipment	(544)	(97)
Proceeds from sales of long-term investments	—	5,000
Purchases of long-term investments	(14,705)	—

Net cash used in investing activities	(15,249)	4,903

Cash flows from financing activities:
Net proceeds from option exercises and stock issued under employee stock purchase plans	365	1

Net cash provided by financing activities	365	1
Effect of exchange rates on cash	1,309	142

Net change in cash and cash equivalents	(29,746)	(10,735)
Cash and cash equivalents at beginning of period	288,822	402,177

Cash and cash equivalents at end of period	$259,076	$391,442

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

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals discussed in Note 7, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed on March 17, 2004 with the Securities and Exchange Commission (2003 Annual Report on Form 10-K).

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

Fair values of options are estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004: risk-free interest rate of 2.59%; market price volatility factors of 1.21; a weighted-average expected life of the options of four years; and no dividend yields. For the three months ended March 31, 2003, these values were: risk-free interest rate of 2.49%; market price volatility factors of 1.24; a weighted-average expected life of the options of four years; and no dividend yields.

The following pro forma information presents net income/(loss) and income/(loss) per common share for the three months ended March 31, 2004 and 2003 had the fair value method under SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During the second quarter of 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$(29,976)	$41,332
Stock-based employee compensation expense included in reported net income (loss)	338	321
Total stock-based employee compensation expense determined under fair value based method for all awards	(19,910)	(46,260)

Pro forma net loss	$(49,548)	$(4,607)

Net income (loss) per common share – Basic:
As reported	$(0.07)	$0.10
Pro forma	$(0.11)	$(0.01)

Net income (loss) per common share – Diluted:
As reported	$(0.07)	$0.09
Pro forma	$(0.11)	$(0.01)

Reclassifications. Certain items in prior period financial statements have been reclassified to conform to the current period presentation.

Allowance For Doubtful Accounts. Our allowance for doubtful accounts was $2.5 million and $3.1 million at March 31, 2004 and December 31, 2003, respectively. The decrease in our allowance for doubtful accounts is a credit for bad debts charged to costs and expenses of $(0.8) million and write-offs, net of recoveries and other adjustments of $0.2 million. Our provision for doubtful accounts is included as a component of sales and marketing expense and services and maintenance expense in our statement of operations.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with remaining maturities of less than three months when acquired by us are classified as available for sale and reported as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash equivalents were as follows:

	March 31, 2004	December 31, 2003
Short-term time deposits	$731	$19,956
Obligations of state and local municipalities	10,400	35,600
Corporate bonds and notes	78,025	146,399
Commercial paper	37,945	5,000

	$127,101	$206,955

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2004
Obligations of state and local municipalities	$5,000	$—	$—	$5,000

December 31, 2003
Obligations of state and local municipalities	$5,000	$—	$—	$5,000

Investments in debt securities with remaining maturities in excess of one year when acquired by us and corporate equity securities are classified as available for sale and reported as long-term investments in the condensed consolidated balance sheets. All long-term debt securities outstanding at March 31, 2004 will contractually mature within 18 months. We had no long-term investments at December 31, 2003. Long-term investments were as follows at March 31, 2004:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2004
U.S. government obligations	$14,705	$14	$—	$14,719

3. Borrowings and Debt Issuance Costs

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. Since December 20, 2002, we have had the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2004, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at March 31, 2004 and December 31, 2003.

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

4. Restructuring Charges and Adjustments

2004 Restructuring Plan. In response to our recent operating losses, in March 2004, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. The plan is expected to be finalized in the second quarter of 2004 and we currently estimate the involuntary termination of an additional 170 to 180 employees. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During the first quarter of 2004, we recorded restructuring charges totalling approximately $575,000 related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. We currently estimate that the finalization of our plan will result in restructuring expense within the range of $5 million to $7 million to be recorded in the second quarter of 2004.

2002 Restructuring Plan. In July 2002, we initiated a global restructuring plan to further reduce our operating expenses and to bring them into alignment with our revenue levels. Overall expense reductions were necessary to lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters of 2002 primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and the remaining actions, such as additional office closures and consolidations and asset disposals, were completed during 2003. During 2002, we recorded restructuring charges totalling $111.9 million. Of this amount, $56.8 million related to employee severance and termination, $35.2 million related to office closure and consolidation and $19.9 million related to asset disposal losses.

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

Consolidated Restructuring Accrual

The following table summarizes the 2004 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at March 31, 2004 and December 31, 2003:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2003	$3,417	$11,590	$15,007

2004 restructuring plan expense	575	—	575
Payments in 2004 related to the 2001 and 2002 plans	(2,766)	(1,916)	(4,682)

Remaining accrual balance at March 31, 2004	1,226	9,674	10,900

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

The accrual for office closure and consolidation of $9.7 million at March 31, 2004 represents future payments to be made for facilities that we have exited as part of our 2001 and 2002 restructuring plans. This accrual is net of estimated sublease income of $10.9 million.

5. Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted and, using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes using the if-converted method. A loss causes all outstanding stock options to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the period ended March 31, 2004, the basic and dilutive loss per common share are the same. There were outstanding common stock equivalents of 104.4 million common shares related to outstanding options and share rights awards and debt convertible into 9.2 million common shares for the three months ended March 31, 2004 which were all anti-dilutive due to our net loss for the period. The anti-dilutive common stock equivalents for the same period in 2003 were 92.4 million common shares related to outstanding options and share rights awards and debt convertible into 9.2 million common shares. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Basic earnings per share of common stock – weighted average common shares outstanding	434,439	432,850

Effect of dilutive securities:
Outstanding stock option and share rights awards	—	5,674
Convertible debt	—	39,000

Diluted earnings per share – weighted average common and common equivalent shares outstanding	434,439	477,524

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended March 31,
	2004	2003
United States	$51,140	109,909
Non-US Americas	1,167	2,737
EMEA	17,861	26,604
Japan	9,092	9,913
APAC	4,362	8,786

	$83,622	$157,949

Revenues from international operations totalled $32.5 million and $48.0 million during the three months ended March 31, 2004 and 2003, respectively. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	March 31, 2004	December 31, 2003
United States	$34,544	$23,315
Non-US Americas	519	781
EMEA	21,821	21,871
Japan	654	769
APAC	2,900	3,014

	$60,438	$49,750

7. Commitments and Contingencies

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation is being conducted by the Securities and Exchange Commission (SEC), class action securities and shareholder derivative litigation has been commenced against us and one additional private securities action has been commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the restatement of our consolidated financial statements for certain periods prior to 2003, which was completed in 2003. As discussed below, we are also attempting to settle or otherwise resolve those proceedings.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation. We intend to continue to fully cooperate with the SEC and discussions with the SEC staff regarding a possible resolution of the SEC investigation are continuing. However, we may face sanctions in connection with any resolution of the SEC investigation, including but not limited to significant monetary penalties and injunctive relief.

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

Beginning in April 2003, additional purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints brought claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts, (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition, and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003.

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. Although we have vigorously defended against these lawsuits, as discussed below we have recently entered into a definitive agreement to settle the actions.

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

In May 2003, another purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our Chief Executive Officer, our former Chief Financial Officer and our directors, naming the company as a nominal defendant. The complaint alleges that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, and seeks recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. The lawsuit also names our directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. A motion to dismiss was filed, and on February 26, 2004, the motion was granted and judgment was entered against the plaintiffs. Plaintiffs did not appeal that decision, and the judgment against them is final.

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and have advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In addition, we may be obligated to continue to advance payment of legal fees and costs incurred by the individual defendants in the remaining lawsuits throughout the pendency of those actions. Although we have vigorously defended against these lawsuits, as discussed below we have recently entered into a definitive agreement to settle these actions.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount is $85 million, which includes $43 million that will be covered by our insurance policies and $42 million that will be paid by the company. To fund a portion of the $42 million payable by the company in connection with this settlement, the company has entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions.

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, is subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. The settlement does not cover the private securities action discussed below.

Private Securities Action

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company is not named as a defendant in this action. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of four purported purchasers of a total of 610,250 shares of our common stock from March 2001 through August 2002.

Patent Infringement Suit

On April 12, 2004, a complaint was filed in the United States District Court in Marshall, Texas against the company by Sky Technologies. The complaint alleges that we have infringed upon certain of the patents of Sky Technologies and further alleges that we misappropriated certain of the plaintiff’s trade secrets. The plaintiff claims an unspecified amount of damages at this time. We have yet to file an appearance in the lawsuit. As this action is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements.

Certain Accruals

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

Based on the status of our discussions with the SEC staff, we have recorded an accrual of $10.0 million in the accompanying condensed consolidated financial statements for the first quarter of 2004 for costs associated with a possible resolution of the SEC investigation. The accrual represents our estimate of the costs, in addition to legal expenses, that will be required to be paid by us if a resolution of the SEC investigation is achieved.

In addition, we recorded an accrual of $42.0 million in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation. The accrual represented our estimate at such time of the amount, in excess of expected payments from our insurance carriers, that would be required to be paid by us if a settlement of the lawsuits was achieved.

Discussions with the SEC staff regarding a possible resolution of the SEC investigation are continuing. In addition, as described above, we have reached a definitive agreement to settle the class action and derivative litigation, subject to court approval. Any resolution of the SEC investigation and the class action and derivative litigation will involve significant cash payments by the company. Such cash payments could be more than the amounts currently estimated and accrued for in our condensed consolidated financial statements for the quarter ended March 31, 2004.

The adverse resolution of any one or more of the matters described in this Note 7 over and above the amount, if any, that has been estimated and accrued in the accompanying condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we plan to advance or indemnify certain current and former directors, officers and employees for fees and expenses incurred by them in connection with the class action and derivative litigation resulting from the 2003 restatement of our consolidated financial statements, the related SEC investigation and other matters.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we have paid fees and expenses incurred by certain officers and employees in connection with the class action and derivative litigation resulting from the 2003 restatement of our consolidated financial statements, the related SEC investigation and other matters.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was serving, at our request in such capacity. During the first quarter of 2004, we incurred approximately $1.0 million of expense for legal fees and expenses incurred by current and former employees.

8. Subsequent Event

On April 27, 2004, we entered into an agreement with R2 Investments, LDC, an affiliate of Q Investments, a private investment firm and an affiliate of an existing stockholder, under which R2 Investments, LDC agreed to purchase, subject to certain conditions, 100,000 shares of 2.5% Series B Convertible Preferred Stock at a purchase price of $1,000 per share, for a total purchase price of $100 million. Under the terms of the agreement, R2 Investments, LDC will also have preemptive rights upon the issuance of certain of our securities during the three year period following the closing of the transaction. Dividends on the 2.5% Series B Preferred Stock, which may be paid in cash or kind at our discretion, will be payable semi-annually at the rate of 2.5% per year. The 2.5% Series B Preferred Stock will automatically convert into shares of our common stock on the tenth anniversary of issuance and can be converted into shares of our common stock at the option of the holder at any time prior to such tenth anniversary. If our common stock is trading over $2.50 per share at any time after the second anniversary of the closing of the investment, we can require that the 2.5% Series B Preferred Stock be converted into common stock. The initial conversion price, which is subject to certain adjustments, will be $.926 per share. After four years, we can force redemption by buying out the preferred stock for cash at 104% of the liquidation value of the security. The closing of the transaction is expected to occur in the second quarter of 2004, subject to the satisfaction of closing conditions including the receipt of applicable regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We are currently experiencing substantial negative cash flows and we may not achieve a return to positive cash flow. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity, and, eventually, threaten our solvency and our ability to repay debts when they come due.

•	We may not benefit from increased demand in the market for information technology and the improving macroeconomic environment if we are unable to capture a share of an enlarged market, which would negatively impact our revenues and stock price.

•	We face risks related to the SEC investigation and the class action and derivative litigation that have had and could continue to have a material adverse effect on our customer relationships and our business, financial condition and results of operations. We have recorded an accrual of $10 million for estimated costs relating to a possible resolution of the SEC investigation. We have also recorded an accrual of $42 million with respect to a possible settlement of the class action and derivative litigation, and we recently entered into a definitive agreement to settle that litigation for a net amount (in excess of payments from our insurance carriers) of $42 million. The settlement of the class action and derivative litigation is subject to court approval following notice to class members of an opportunity to object or exclude themselves from the settlement. Any resolution of the SEC investigation or settlement of the class action and derivative litigation will involve significant cash payments from the company, which could further impair our liquidity. In addition, we may face additional litigation in the future that could also harm our business and impair our liquidity, including one private securities action that is not covered by the settlement to which we have agreed.

•	R2 Investments, LDC, an affiliate of Q Investments, a private investment firm and an existing investor in i2, has agreed to make a $100 million preferred stock investment in our company. The closing of the transaction is expected to occur in the second quarter of 2004, subject to the satisfaction of closing conditions including the receipt of applicable regulatory approvals. We also anticipate that we will receive $22.0 million from the sale of common stock to certain individual defendants in the class action and derivative litigation, the aggregate proceeds of which would help fund the settlement of the class action and derivative litigation. The consummation of these transactions will have a dilutive effect on the holdings of our existing stockholders. In the future, we may seek additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. While we recently secured the financings described above, any future financings may not be available on advantageous terms.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	We have been and continue to be subject to certain claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	Additional restructuring initiatives have been executed, and such activities could pose significant risks to our business.

•	We may not be competitive.

•	Further loss of key employees, including customer-facing employees, may negatively affect our operating results and revenues.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

References in this report to the terms “optimal” and “optimization” and words to that effect are not intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2004 to our critical accounting policies as we described in our 2003 Annual Report on Form 10-K/A on March 17, 2004.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

(in thousands)	Three Months Ended March 31, 2004	Percent of Total Revenue	Three Months Ended March 31, 2003	Percent of Total Revenue
Revenues
Software products	$3,499	4%	$9,368	6%
Content subscriptions and other recurring revenue	8,889	11%	9,781	6%

Software licenses	$12,388	15%	$19,149	12%
Development services	6,617	8%	9,289	6%
Contract	5,970	7%	56,593	36%
Services	24,973	30%	35,377	22%
Reimbursable expenses	2,670	3%	3,196	2%
Maintenance	31,004	37%	34,345	22%

Total revenues	$83,622	100%	$157,949	100%

Total revenues decreased $74.3 million, or 47%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Details of our revenues are presented below.

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $12.4 million, or 15% of total revenues, for the three months ended March 31, 2004, decreasing $6.8 million, or 35%, from the same period in 2003.

Revenue from software product sales totalled $3.5 million, or 28% of our total software license revenue for the three months ended March 31, 2004. Software product sale revenue decreased $5.9 million, or 63%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in revenue from software products sales in the 2004 period as compared to the comparable period in 2003 was related to a decline in sales arising from deal execution problems, reduction in sales and marketing capacity, increased competition and related pricing pressures and an increasing number of transactions sold with development services that will be recognized as development services revenue in future periods. Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have led our customers and prospects to voice concerns about our continued financial viability, which has also contributed to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited, and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth from software product sales.

Revenue from content subscriptions and other revenue classified as software license revenue decreased $0.9 million, or 9%, for the three months ended March 31, 2004 versus the comparable period in 2003. The decline in revenue is primarily attributable to a decline in the market for content and content services and increased competition, which has resulted in downward price pressure and a decline in content subscription renewals.

Our account teams, led by sales representatives and consulting managers, are responsible for generating most of our software license and development services revenue. Although we believe direct sales will continue to account for most of our software license and development services revenue for the foreseeable future, we plan to continue developing indirect sales through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. There can be no assurance that our efforts to further expand indirect sales of our software products and content subscriptions will be successful or will continue in the future.

Development Services. Development services revenue includes our license of software products and our agreement with customers to provide services to customize or enhance the software in accordance with specific customer requirements and/or other services associated with implementations that we have determined are essential to the functionality of the software as defined in SOP 97-2, Software Revenue Recognition. Under these circumstances, our services are essential to provide the required functionality, and we therefore recognize revenue in accordance with SOP 81-1 using either the percentage-of-completion method or the completed contract method. Revenue from development services projects decreased $2.7 million, or 29%, during the three months ended March 31, 2004 over the comparable period in 2003. During the three months ended March 31, 2003, one contract accounted for $3.6 million, or 40%, of development services revenue for that period. Excluding the revenues from that one contract, development services revenues increased by $0.9 million from period to period. Based on a decline in the bookings of development services contracts in the first quarter of 2004, we may see a decline in development services revenues in the second quarter of 2004.

Contract. Contract revenue consists of fees generated from license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Contract revenues decreased $50.6 million, or 90%, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease in contract revenue during the 2004 period is a result of the lower level of deferred contract revenue remaining to be recognized and the occurrence of fewer events which would allow the recognition of these revenues. As of March 31, 2004, the deferred contract revenue balance was $121.5 million. While we can provide no assurance as to whether or when we will be able to recognize such revenue, we expect contract revenues to increase in the second quarter of 2004 over the amount that was recorded in the first quarter of 2004.

Services. Services revenue consists of fees generated by providing services to customers, including consulting and training. Services revenue decreased $10.4 million, or 29%, during the three months ended March 31, 2004 compared to the same period in 2003. The decrease in services revenue during the 2004 period was primarily due to the lower volume of license sales, which led to fewer implementations, and competitive rate pressures on consulting engagements.

During the three months ended March 31, 2004, we continued to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced information technology spending of our customers. Additionally, the increased use of our consultants in India has caused our global blended consulting rates to continue to decrease during 2004. There can be no assurance that the rates we charge for consulting and implementation services will improve, or even remain at current levels. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, we expect services revenue to continue to decline unless and until we experience a sustained increase in our software product licenses. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

•	the volume of license transactions closed during the current and preceding periods;

•	our customers on previous software versions upgrading to a more recent version;

•	customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms;

•	the number of our internal service providers and consultants actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Reimbursable Expenses. The decrease in reimbursable expenses during the three months ended March 31, 2004 as compared to the comparable period in 2003 is consistent with the decrease in our services revenues in the three months ended March 31, 2004 as compared to the comparable period in 2003. These costs will generally fluctuate in direct relation to our services revenues.

Maintenance. Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue decreased $3.3 million, or 10%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease in maintenance revenue during the 2004 period resulted from a continued decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes of software license and development services sales.

There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenue to continue to decline unless and until we experience a sustained increase in the licensing of our software.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Asia and Canada. International revenue totalled $32.5 million, or 39% of total revenue, during the three months ended March 31, 2004; and $48.0 million, or 30% of total revenue, during the comparable period in 2003. The decrease in international revenue during the 2004 period, was the result of deal execution problems, reduction in sales and marketing capacity, increased competition and related pricing pressures. Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have also caused our international customers and prospects to voice concerns about our continued financial viability, which has contributed to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited and our results and outlook have deteriorated and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth.

During the periods presented, no individual customer accounted for more than 10% of total revenues.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

(in thousands)	Three Months Ended March 31, 2004	Gross Margin	Three Months Ended March 31, 2003	Gross Margin
Software licenses	$3,177	74%	$283	99%
Development services	6,606	0%	6,221	33%
Contract	106	98%	7,197	87%
Services and maintenance	29,307	48%	33,578	52%
Reimbursable expenses	2,670	0%	3,196	0%
Amortization of acquired technology	145		145

Total cost of revenues	$42,011		$50,620

Cost of Software Licenses. Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized;

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement;

•	Costs related to user documentation;

•	Costs related to reproduction and delivery of software;

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses increased $2.9 million, or 1023%, for the three months ended March 31, 2004 compared to the same period in 2003. During the 2003 period, we reversed costs of approximately $2.4 million related to customer claim accruals that were no longer necessary. Excluding the effects of this reversal, we experienced a decrease in our software license margin from 86% during the three months ended March 31, 2003 to 74% during the three months ended March 31, 2004, which is caused by the fixed cost portion of our cost of license becoming a larger portion of our total cost of license. We expect the gross margin on software license sales to remain relatively consistent over the near term.

Cost of Development Services. The cost of development services includes the salary and other related costs of the employees or third parties that provide our services to customize or enhance the software for the customer. Cost of development services increased $0.4 million, or 6% for the three months ended March 31, 2004 compared to the same period in 2003. The increase in cost of development services is directly related to the increase in the bookings of development services projects during 2003 and 2004. The gross margin on this business will vary as result of the timing of revenue recognition, which in some arrangements is impacted by the attainment of contractual milestones. During the 2004 period, the gross margin on this business decreased from 33% for the three months ended March 31, 2003 to breakeven as a result of the timing of revenue recognition, our agreement to perform certain strategic development services projects at a lower margin to offset the cost of our planned product development and pressures on the rates for our services. Additionally, we have been incurring losses on a development services contract with Shell Global Solutions International B.V. Expenses have been recorded as incurred, however, the revenue milestones in the contract were scheduled to be met in later periods. As disclosed on April 5, 2004 on Form 8-K, the company received notice on April 1, 2004 that Shell was purporting to terminate the license and development services contract. Due to the purported termination, we expect cost of development services to decrease in the second quarter of 2004.

Cost of Contract. Cost of contract includes costs associated with those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Cost of contract decreased $7.1 million, or 99%, for the three months ended March 31, 2004 compared to the same period in 2003. As of March 31, 2004, we have $6.9 million remaining in deferred contract costs. We expect cost of contract to increase in the second quarter of 2004 over what was recorded in the first quarter of 2004.

Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. The total cost of services and maintenance decreased $4.3 million, or 13%, for the three months ended March 31, 2004 compared to the same period in 2003. Service and maintenance headcount decreased 20% during the 2004 period which contributed to a significant decrease in compensation related expenses incurred by the services and maintenance organization.

Reimbursable Expenses. The decrease in reimbursable expenses during the three months ended March 31, 2004 as compared to the comparable period in 2003 is consistent with the decrease in our services revenues in the first quarter of 2004 as compared to the same quarter in 2003. These costs will generally fluctuate in direct relation to our services revenues.

Amortization of Acquired Technology. In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology remained constant at $145,000 for the three months ended March 31, 2004 as compared to the comparable period in 2003. These costs will be completely amortized by September 30, 2004.

Operating Expenses

The following table sets forth operating expenses and the percentage of total revenue for these operating expenses in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

(in thousands)	Three Months Ended March 31, 2004	Percent of Total Revenue	Three Months Ended March 31, 2003	Percent of Total Revenue
Sales and marketing	$19,921	24%	$23,649	15%
Research and development	19,691	24%	20,777	13%
General and administrative	25,461	30%	14,379	9%
Amortization of intangibles	39	0%	423	0%

Total operating expenses	$65,112		$59,228

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs.

Sales and marketing expense decreased $3.7 million, or 16%, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease was primarily due to an 11% decrease in the average number of sales and marketing personnel between March 31, 2003 and March 31, 2004, and a decrease of approximately $0.8 million, or 42%, in marketing expenses in the three months ended March 31, 2004 as compared to the same period in 2003.

Research and Development Expense. Research and development expense consists of costs related to development of new software products and enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions.

Research and development expenses decreased $1.1 million, or 5%, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease was caused by an 11% decrease in the number of our research and development personnel between March 31, 2003 and March 31, 2004 and the continuation of our initiative to have the majority of our development personnel located in India. As of March 31, 2004, approximately 54% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense increased $11.1 million, or 77%, for the three months ended March 31, 2004 compared to the same period in 2003. The increase in the dollar amount of general and administrative expense was primarily due to a $10.0 million accrual recorded in the first quarter of 2004 for estimated costs relating to a possible resolution of the SEC investigation (See Note 7 – Commitments and Contingencies in the accompanying Notes to Condensed Consolidated Financial Statements). Legal fees increased approximately $3.1 million for the three months ended March 31, 2004 as compared to the same period in 2003. The $3.1 million increase was partially offset by a 10% decrease in the average number of general and administrative personnel between March 31, 2003 and March 31, 2004.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the investigation currently being conducted by the SEC and our ongoing litigation, including litigation relating to the 2003 restatement of our consolidated financial statements.

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

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination. An exit activity includes but is not limited to a restructuring which is defined as “a program that is planned and controlled by management, and materially changes either, (a) the scope of a business undertaken by an enterprise, or (b) the manner in which the business is conducted”.

In response to our recent operating losses, in March 2004, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. The plan is expected to be finalized in the second quarter of 2004 and we currently estimate the involuntary termination of an additional 170 to 180 employees. During the first quarter of 2004, we recorded restructuring charges totalling approximately $575,000 related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. We currently estimate that the finalization of our plan will result in additional restructuring expenses within the range of $5 million to $7 million to be recorded in the second quarter of 2004. We anticipate that this restructuring will result in a reduction in total operating expenses for the second quarter of 2004 of approximately 10% as compared to the levels we reported for the fourth quarter of 2003.

Additional details of the restructuring charge and remaining accruals are presented in Note 4 – Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended March 31,
(in thousands)	2004	2003
Interest income	$771	$1,650
Interest expense	(4,683)	(5,767)
Foreign currency hedge and transaction losses, net	(492)	(409)
Other expense, net	(687)	(492)

Total non-operating expense, net	$(5,091)	$(5,018)

The decline in interest income over the comparable periods is primarily the result of the lower average balances of invested funds and lower market interest rates. The decrease in interest expense during the 2004 period as compared to the first quarter of 2003 resulted from the prepayment of $60.9 million of convertible debt in June 2003.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense, primarily foreign taxes, of $0.8 million and $1.5 million during the three months ended March 31, 2004 and 2003, respectively, representing effective income tax rates of (2.8)% in the 2004 period and 3.5% in the 2003 period.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2004.

		Due in
(In thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Operating lease obligations (excluding restructured facilities)	$68,957	$16,858	$16,680	$11,147	$8,162	$6,148	$9,962

Operating leases for restructured facilities	20,592	7,181	4,900	3,060	1,327	825	3,299
Sublease income related to restructured facilities	(10,918)	(2,274)	(1,949)	(1,388)	(1,183)	(825)	(3,299)
Long-term debt obligations	356,800	—	—	356,800	—	—	—
Other purchase obligations [1]	21,555	7,018	6,612	3,800	3,800	325	—

Total	$456,986	$28,783	$26,243	$373,419	$12,106	$6,473	$9,962

[1]	Other purchase obligations include payments due under various types of licenses and maintenance obligations and purchase commitments.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of March 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital deficit was $(29.3) million at March 31, 2004 compared to positive working capital of $10.1 million at December 31, 2003, a decrease of $39.4 million or 390%. The decline in working capital was primarily the result of a net decrease of $34.4 million in cash and cash equivalents, restricted cash and short-term investments, an increase in deferred revenue of $4.1 million, a net decrease of $2.9 million in deferred contract costs and other current assets, and an increase of $2.4 million in accounts payable, accrued liabilities and accrued compensation, partially offset by an increase of $4.4 million in accounts receivable.

Cash and cash equivalents were $259.1 million at March 31, 2004, a decrease of $29.7 million from December 31, 2003. The decrease was the result of $16.2 million in cash used in operating activities, and $15.2 million of cash used in investing activities, primarily $14.7 million of cash used to purchase long-term investments, which were partially offset by $0.4 million in cash provided by financing activities. At March 31, 2004, restricted cash totalled $10.9 million, of which $8.2 million was pledged as collateral for outstanding letters of credit, $1.7 million was pledged as bank guarantees and $1.0 million was pledged as collateral for outstanding foreign currency exchange contracts. At December 31, 2003, restricted cash totalled $15.5 million, of which $12.6 million was pledged as collateral for outstanding letters of credit, $2.2 million was pledged as bank guarantees and $0.7 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. At March 31, 2004, short and long-term investments totalled $5.0 million and $14.7 million, respectively. At December 31, 2003, short-term investments totalled $5.0 million. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies. Investments in common stock and warrants of public companies were not significant at March 31, 2004 or December 31, 2003.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $289.7 million at March 31, 2004 compared to $309.4 million at December 31, 2003.

The most significant adjustments to reconcile net loss to net cash used in operations during the first quarter of 2004 were the net increase in deferred revenue of $4.0 million, the increase in restricted cash of $4.6 million, the net increase in accounts payable, accrued liabilities and accrued compensation of $2.2 million, depreciation and amortization expense of $4.0 million, the decrease in other assets of $2.7 million, and the decrease in accounts receivable of $3.7 million.

The most significant use of net cash used by investing activities during 2004 was the $14.7 million purchase of debt securities.

Accounts receivable, net of allowance for doubtful accounts, increased 12% during the three months ended March 31, 2004. Days sales outstanding (DSO’s) in receivables increased to 45 days as of March 31, 2004 from 34 days as of December 31, 2003. We expect DSO’s to decrease in the second quarter, but will likely return to the first quarter level in subsequent quarters.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum (or approximately $18.4 million per year), which is payable semi-annually in June and December. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of December 31, 2004, none of the notes have been converted to common stock, redeemed or otherwise retired.

We maintain a $15.0 million letter of credit line and as of March 31, 2004 $6.5 million in letters of credit were outstanding under this line and $8.2 million in restricted cash was pledged as collateral. As of March 31, 2004, we also had an additional $1.7 million in restricted cash pledged as collateral for bank guarantees and $1.0 million pledged as collateral for outstanding foreign currency exchange contracts.

We have experienced substantial negative cash flows during the three years ended December 31, 2003 and the quarter ended March 31, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due. In addition, we will face significant cash outlays relating to any resolution of the SEC investigation or settlement of the class action and derivative litigation, which would further impair our liquidity.

On April 27, 2004, in an effort to improve our financial position, we entered into an agreement with R2 Investments, LDC, an affiliate of Q Investments, a private investment firm and an affiliate of an existing stockholder, under which R2 Investments, LDC agreed to purchase, subject to certain conditions, 100,000 shares of 2.5% Series B Convertible Preferred Stock at a purchase price of $1,000 per share, for a total purchase price of $100 million. Under the terms of the agreement, R2 Investments, LDC will also have preemptive rights upon the issuance of certain of our securities during the three year period following the closing of the transaction. Dividends on the 2.5% Series B Preferred Stock, which may be paid in cash or kind at our discretion, will be payable semi-annually at the rate of 2.5% per year. The 2.5% Series B Preferred Stock will automatically convert into shares of our common stock on the tenth anniversary of issuance and can be converted into shares of our common stock at the option of the holder at any time prior to such tenth anniversary. If our common stock is trading over $2.50 per share at any time after the second anniversary of the closing of the investment, we can require that the 2.5% Series B Preferred Stock be converted into common stock. The initial conversion price, which is subject to certain adjustments, will be $.926 per share. After four years, we can force redemption by buying out the preferred stock for cash at 104% of the liquidation value of the security. The closing of the transaction is expected to occur in the second quarter of 2004, subject to the satisfaction of closing conditions including the receipt of applicable regulatory approvals.

We also anticipate that we will obtain $22.0 million from the sale of common stock to certain individual defendants in the class action and derivative litigation, the aggregate proceeds of which would help fund the settlement of the class action and derivative litigation.

Although we expect that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months, there can be no assurance that in the longer term we will be successful in maintaining an adequate level of cash resources, and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash as we look for alternative liquidity solutions.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totalled 39% and 30% of total revenues during the three months ended March 31, 2004 and 2003. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of March 31, 2004, 87% of our debt securities and time deposits had remaining maturities of three months or less, while 3% had remaining maturities between three months and one year. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board did not change the discount rate between December 31, 2003 and March 31, 2004. As of March 31, 2004, the weighted-average yield on time deposits and debt securities we held was 1.13% compared to 1.12% for debt securities held as of December 31, 2003. Based on the short-term nature of our investment holdings as of March 31, 2004, the fair market value of the portfolio would not be significantly impacted by changes in market interest rates.

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

Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced $14,000 of unrealized gains on these investments during the three months ended Mach 31, 2004. The remaining carrying value of minority equity investments was zero at March 31, 2004.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, we wrote off the book value of all these investments as the decline in fair value was considered other than temporary.

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

We have experienced substantial negative cash flows during the three years ended December 31, 2003 and the quarter ended March 31, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity, and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. In addition, we will face significant cash outlays relating to any resolution of the SEC investigation or settlement of the class action and derivative litigation, which would further impair our liquidity and we continue to be obligated to pay $18.4 million annually in interest on our $350 million in convertible debt maturing in December 2006. While the company has recently made efforts to strengthen its financial position with the recently announced investments that an affiliate of Q Investments and certain individual defendants in the class action and derivative litigation have agreed to make in the company, subject to the satisfaction of closing conditions, continuing negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We May Not Benefit From Increased Demand In The Market For Information Technology And The Improving Macroeconomic Environment If We Are Unable To Capture A Share Of An Enlarged Market, Which Would Negatively Impact Our Revenues And The Price Of Our Stock.

The macroeconomic environment appears to be improving and capital spending on information technology appears to have increased; however, our license revenues have continued to decline. Although the operating results of our business are often influenced by the overall demand for computer software and services, particularly in the areas in which we compete, if we continue to fail to capitalize on improvements in demand for computer software and services our revenues will decrease in comparison to current levels and our stock price may suffer. Further, the recovery in the macroeconomic environment is still in its early stages and the geopolitical situation has remained unstable, resulting in continued uncertainty. In the event that the rate of growth in the global economy slows or reverses or the geopolitical situation deteriorates, customers may again defer or reconsider purchasing products, potentially resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

We Face Risks Related To An SEC Investigation And Securities Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers, Business, Financial Condition And Results Of Operations And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

The SEC has issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. In addition, we and certain of our directors and officers have been named as defendants in class action and derivative lawsuits as a result of the 2003 restatement of our consolidated financial statements. We and certain of our directors and executive officers are also named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits.

We have established an accrual of $10 million for estimated costs relating to a possible resolution of the SEC investigation. We have also established an accrual of $42 million with respect to a possible settlement of the class action and derivative litigation, and we recently entered into a definitive agreement to settle that litigation for a net amount (in excess of payments from our insurance carriers) of $42 million. The settlement of the class action and derivative litigation is subject to court approval following notice to class members of an opportunity to object or exclude themselves from the settlement. There can be no assurance that the SEC investigation will be resolved for the amount we have accrued, or at all, and there can be no assurance that the settlement of the class action and derivative litigation will receive court approval. Any resolution of the SEC investigation or settlement of the class action and derivative litigation will involve significant cash payments from the company that would increase negative cash flows. If we are unable to achieve a resolution of the SEC investigation or a settlement of the class action and derivative litigation, we could be liable for sanctions or large damage awards that could have a material adverse effect on our business, results of operations and financial condition. In addition, we may face additional litigation in the future that could also harm our business and impair our liquidity, including one private securities action that is not covered by the settlement to which we have agreed and potential litigation in relation to the termination of the license and development agreement between Shell Global Solutions International B.V. and i2 Technologies (Netherlands) B.V.

Defending against existing and potential litigation and other proceedings relating to the 2003 restatement of our consolidated financial statements may continue to require significant attention and resources of our management. We cannot assure you that the significant time and effort spent will not adversely affect our business, financial condition and results of operations.

The Pending Equity Investments of An Affiliate of Q Investments And Certain Individual Defendants In The Class Action And Derivative Litigation Will Have A Dilutive Effect on The Holdings Of Existing Stockholders. We May Seek Additional Public Debt or Equity Financing, And Any Future Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All.

An affiliate of Q Investments, a private investment firm and an existing investor in i2, has agreed to make a $100 million preferred stock investment in our company. The closing of the transaction is expected to occur in the second quarter of 2004, subject to the satisfaction of closing conditions including the receipt of applicable regulatory approvals. We also anticipate that we will obtain $22.0 million from the sale of common stock to certain individual defendants in the class action and derivative litigation, the aggregate proceeds of which would help fund the settlement of the class action and derivative litigation. The consummation of these transactions will have a dilutive effect on the holdings of our existing stockholders. In the future, we may seek additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. While we recently secured the financings described above, any future financings may not be available on advantageous terms.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our annual debt servicing expense of $18.7 million, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations might negatively affect the price of our common stock.

We Have Been And Continue To Be Subject To Certain Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability, Which Claims And Perceptions, If Unresolved Or Not Addressed, Could Seriously Harm Our Business And Our Stock Price.

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

Additional Restructuring Initiatives Have Been Executed, and Such Activities Pose Significant Risks To Our Business.

Additional restructuring initiatives have been executed by us in an effort to achieve our profitability objectives. The restructuring in March and April 2004 involved, among other things, reducing our workforce and ceasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others. The failure to retain and effectively manage our remaining employees could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with the results of our product decisions or service, our business could be adversely impacted, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

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

Because Our Software Products Are Intended To Work Within Complex Business Processes, Implementation Or Upgrades Of Our Products Can Be Difficult, Time-Consuming And Expensive, And Customers May Be Unable To Implement Or Upgrade Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products. This May Result In Customer Dissatisfaction, Harm To Our Reputation And Cause Non-Payment Issues.

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

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructurings, among other reasons, and we believe our voluntary attrition rate is generally higher than the software industry’s average. Our workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. Additional restructuring activity may be required in the future that may result in further voluntary and involuntary attrition and loss of key personnel. We have employment agreements with relatively few of our key technical, sales and senior management personnel. As a result, our employees could resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

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

Risks associated with our development services projects include, but are not limited to:

•	Customers may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	The cancellation or scaling back of one or more of our larger development services projects, such as the purported termination by Shell Global Solutions International B.V. of our license and development agreement with Shell, could have a material adverse impact on future development services revenues.

•	We may be unable to recognize revenue associated with development services projects in accordance with expectations. We generally recognize revenue from custom software development projects over time using the contract method of accounting. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•	Many of our development services projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project or the customer attempts to change the scope of the project, the profit, if any, realized from the project would be adversely affected to the extent that we have to add additional resources to complete the project.

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

We May Have Increasing Difficulty Obtaining And Maintaining Cost-Effective Insurance, Which May Have A Material Adverse Effect On Our Business, Results Of Operations and Financial Condition.

We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive. While we have seen recent improvements in pricing, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material adverse effect on our business, results of operations and financial condition.

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

Historically, although not recently, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operation and our financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operation and our financial condition.

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

We Are Dependent On Third-Party Software That We Incorporate Into And Include With Our Products And Solutions And Impaired Relations With These Third Parties, Defects In Third-Party Software Or The Inability To Enhance Their Software Over Time Could Harm Our Business.

We incorporate and include third-party software into and with certain of our products and solutions. Additionally, we may incorporate and include additional third-party software into and with our products and solutions in future product offerings. The operation of our products could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities, or to remain in business.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 39% of our total revenues during the first quarter of 2004, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

•	Difficulties and costs of staffing and managing geographically disparate operations.

•	Extended accounts receivable collection cycles in certain countries.

•	Compliance with a variety of foreign laws and regulations.

•	Overlap of different tax structures.

•	Meeting import and export licensing requirements.

•	Trade restrictions.

•	Changes in tariff rates.

•	Changes in general economic and political conditions in international markets.

The Expansion Of Our Operations In India Poses Significant Risks That Could Impair Our Ability To Develop Our Products Or Put Our Products At A Competitive Disadvantage.

We have shifted a large portion of our development and services capacity to India. However, we may not fully achieve the cost savings and other benefits that we anticipate from this program and we may not be able to attract or retain sufficient numbers of developers with the necessary skill sets in India to meet our needs. Our current infrastructure in India is less developed than our North American infrastructure and the distributed nature of our development resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 55% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

Risks Related To Our Industry

If Our Products Are Not Able To Deliver Fast, Demonstrable Value To Our Customers, Our Business Could Be Seriously Harmed.

Enterprises are requiring their application software vendors to provide faster time to value on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors do so more effectively than we do, our business, results of operations and financial condition could be materially and adversely affected.

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

The de-listing of our common stock from The NASDAQ National Market may have made our common stock more difficult to trade, may have harmed our general business reputation and may be a consideration for investors when considering an investment in us, which could have a material adverse effect on our business, results of operations and financial condition. We may not be able to satisfy NASDAQ’s initial listing requirements to be eligible to re-apply for listing on The NASDAQ National Market. If we are successful in obtaining such approval and are accepted for listing on The NASDAQ National Market, there is still a risk that our common stock price will decline to levels that would again cause us not to comply with NASDAQ listing standards.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, Have Significant Influence Over Stockholder Votes And Q Investments Will Have A Significant Influence After The Consummation Of Its Equity Investment In The Company.

As of May 3, 2004 and prior to adjusting for the equity investments in the company by an affiliate of Q Investments, Sanjiv Sidhu and another individual defendant in the class action and derivative litigation, our current executive officers and directors together beneficially owned approximately 28.6% of the total voting power of our company, approximately 26.6% of which was beneficially owned by Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments, which after the consummation of its equity purchase transaction will be the company’s largest shareholder at approximately 26% ownership on an as converted basis, shall have the right to appoint two directors to the Board of Directors. Accordingly, Mr. Sidhu, Q Investments and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2003 the market price of our common stock on The NASDAQ National Market and the over-the-counter Pink Sheets fluctuated between $0.53 and $2.16 per share and, in the first quarter of 2004, the market price of our common stock on the over-the-counter Pink Sheets fluctuated between $1.08 and $2.30. The following factors could significantly affect the market price of our common stock:

•	Continued negative cash flows.

•	The consummation of the anticipated equity investments in our company by an affiliate of Q Investments and certain individual defendants in the class action and derivative litigation.

•	Additional equity or debt transactions.

•	Continued quarterly variations in our results of operations.

•	If effected, a reverse split of our common stock.

•	The market or system on which our common stock trades.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	Stock valuations or performance of our competitors.

•	General market conditions, geopolitical events or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

•	Any future decision to restate any of our financial results.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely, often due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on that evaluation, during our most recent fiscal quarter there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to consider further actions to improve the effectiveness of our control processes and procedures.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation is being conducted by the SEC, class action securities and shareholder derivative litigation has been commenced against us and one additional private securities action has been commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we are also attempting to settle or otherwise resolve those proceedings.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation. We intend to continue to fully cooperate with the SEC and discussions with the SEC staff regarding a possible resolution of the SEC investigation are continuing. However, we may face sanctions in connection with any resolution of the SEC investigation, including but not limited to significant monetary penalties and injunctive relief.

Class Action Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases were consolidated, and in August 2001 the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that we and certain of our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. By stipulation, in December 2002, the court certified the plaintiff class.

Beginning in April 2003, additional purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints brought claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts, (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition, and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003.

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. Although we have vigorously defended against these lawsuits, as discussed below we have recently entered into a definitive agreement to settle the actions.

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

In May 2003, another purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas Division) against our Chief Executive Officer, our former Chief Financial Officer and our directors, naming the company as a nominal defendant. The complaint alleges that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, and seeks recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. The lawsuit also names our directors for failing to seek recovery of the aforementioned bonuses, equity-based compensation and trading profits. A motion to dismiss was filed, and on February 26, 2004, the motion was granted and judgment was entered against the plaintiffs. Plaintiffs did not appeal that decision, and the judgment against them is final.

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and have advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In addition, we may be obligated to continue to advance payment of legal fees and costs incurred by the individual defendants in the remaining lawsuits throughout the pendency of those actions. Although we have vigorously defended against these lawsuits, as discussed below we have recently entered into a definitive agreement to settle these actions.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount is $85 million, which includes $43 million that will be covered by our insurance policies and $42 million that will be paid by the company. To fund a portion of the $42 million payable by the company in connection with this settlement, the company has entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions.

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, is subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. The settlement does not cover the private securities action discussed below.

Private Securities Action

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company is not named as a defendant in this action. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of four purported purchasers of a total of 610,250 shares of our common stock from March 2001 through August 2002.

Patent Infringement Suit

On April 12, 2004, a complaint was filed in the United States District Court in Marshall, Texas against the company by Sky Technologies. The complaint alleges that we have infringed upon certain of the patents of Sky Technologies and further alleges that we misappropriated certain of the plaintiff’s trade secrets. The plaintiff claims an unspecified amount of damages at this time. We have yet to file an appearance in the lawsuit. As this action is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements.

Certain Accruals

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

Based on the status of our discussions with the SEC staff, we recorded an accrual of $10.0 million in the accompanying condensed consolidated financial statements for the first quarter of 2004 for costs associated with a possible resolution of the SEC investigation. The accrual represents our estimate of the costs, in addition to legal expenses, that will be required to be paid by us if a resolution of the SEC investigation is achieved.

In addition, we recorded an accrual of $42.0 million in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation. The accrual represented our estimate at such time of the amount, in excess of expected payments from our insurance carriers, that would be required to be paid by us if a settlement of the lawsuits was achieved.

Discussions with the SEC staff regarding a possible resolution of the SEC investigation are continuing. In addition, as described above, we have reached a definitive agreement to settle the class action and derivative litigation, subject to court approval. Any resolution of the SEC investigation and the class action and derivative litigation will involve significant cash payments from i2. Such cash payments could be more than the amounts currently estimated and accrued for in our condensed consolidated financial statements for the quarter ended March 31, 2004. The adverse resolution of any one or more of the matters described in this Item 1 over and above the amount, if any, that has been estimated and accrued in the accompanying condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 7 – Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the execution of the Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between the company and R2 Investments, LDC, we have amended the Rights Agreement, dated as of January 17, 2002, between the company and Mellon Investor Services, LLC. The amendment provides that R2 Investments, LDC will not be an “Acquiring Person” under such Rights Agreement, after taking into account the shares beneficially owned by the Investor as of April 27, 2004 and shares that may be issued upon conversion of any securities convertible into or exchangeable for our common stock (“Common Stock Equivalents”) beneficially owned by R2 Investments, LDC as of April 27, 2004 (the “Current Ownership Interest”), as a result of (i) the execution and delivery of the Preferred Stock Purchase Agreement and the consummation of the transactions contemplated thereby, (ii) the acquisition of the shares of 2.5% Series B Convertible Preferred Stock, the shares of our common stock upon a conversion of the Preferred Stock and the acquisition of any additional securities pursuant to the terms of the Preferred Stock Purchase Agreement and (iii) the acquisition of shares of our common stock or Common Stock Equivalents after the date of the Preferred Stock Purchase Agreement; provided that the amount specified in clause (iii) when added to the Current Ownership Interest does not exceed 15% of the shares of our common stock then outstanding.

In connection with the anticipated issuance and sale by us of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, we have further amended the Rights Agreement to exclude Mr. Sidhu from the definition of “Acquiring Person” under such Rights Agreement with respect to (i) shares of our common stock beneficially owned by Mr. Sidhu as of the date of the Rights Agreement, (ii) the $20.0 million of common stock to be acquired by Mr. Sidhu and (iii) up to an additional 5% of our outstanding common stock, measured at the time Mr. Sidhu acquires such common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number		Description
31.1	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.

31.2	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, we filed the following report on Form 8-K:

•	Current Report on Form 8-K (Items 7, 9 and 12) on January 28, 2004, which announced the release of our 2003 annual and fourth quarter financial results. The financial information was contained in the press release and earnings script attached as Exhibits 99.1 and 99.2 to the Form 8-K.

After the quarter ended March 31, 2004, we filed the following reports on Form 8-K:

•	Current Report on Form 8-K (Item 5) on April 5, 2004, which announced that i2 Technologies (Netherlands) B.V. received notice from Shell Global Solutions International B.V. that Shell was purporting to terminate the license and development agreement between the parties.

•	Current Report on Form 8-K (Items 7, 9 and 12) on April 26, 2004, which announced the release of our first quarter 2004 financial results. The financial information was contained in the press release attached as Exhibit 99.1 to the Form 8-K.

•	Current Report on Form 8-K (Item 5) on May 4, 2004, which announced that we had entered into a Preferred Stock Purchase Agreement with R2 Investments, LDC whereby R2 Investments, LDC had agreed to purchase, subject to certain conditions, 100,000 shares of 2.5% Series B Convertible Preferred Stock at a purchase price of $1,000 per Series B Share. The following documents were filed as exhibits to the Form 8-K: (i) Exhibit 3.1 — Form of Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc., (ii) Exhibit 4.1 — Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 Technologies, Inc. and R2 Investments, LDC, (iii) Exhibit 4.2 — First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 Technologies, Inc. and Mellon Investor Services LLC, (iv) Exhibit 10.1 — Form of Registration Rights Agreement to be entered into by and between i2 Technologies, Inc. and R2 Investments, LDC, and (v) Exhibit 99.1 — Press Release dated April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

May 10, 2004	By:	/s/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)