Form 10-Q
period 2004-06-30
I2 TECHNOLOGIES INC
filed 2004-08-09
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 30, 2004 the Registrant had 458,169,758 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$279,433	$288,822
Restricted cash	9,343	15,532
Short-term investments, at fair value	29,775	5,000
Accounts receivable, net of allowance for doubtful accounts	32,310	36,746
Deferred contract costs	5,864	6,995
Other current assets	20,375	27,529

Total current assets	377,100	380,624
Long-term investments, at fair value	26,543	—
Premises and equipment, net	22,212	28,483
Intangible assets, net	3,602	4,647
Goodwill	16,620	16,620

Total assets	$446,077	$430,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,366	$20,853
Accrued liabilities	51,680	109,499
Accrued compensation and related expenses	31,783	27,380
Deferred tax liabilities	9	9
Deferred revenue	187,323	212,753

Total current liabilities	287,161	370,494

Other long-term liabilities	18	18
Long-term debt	356,800	356,800

Total liabilities	643,979	727,312
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150,000 shares authorized, 100,000 shares issued and outstanding	95,364	—
Common stock, $0.00025 par value, 2,000,000,000 shares authorized, 458,160,000 and 434,133,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	115	109
Additional paid-in capital	10,399,710	10,376,937
Accumulated other comprehensive income (loss)	(823)	217
Accumulated deficit	(10,692,268)	(10,674,201)

Net stockholders’ deficit	(197,902)	(296,938)

Total liabilities and stockholders’ deficit	$446,077	$430,374

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$12,027	$17,271	$24,415	$36,419
Development services	9,192	5,571	15,809	14,860
Contract	31,970	24,954	37,940	81,547
Services	24,580	35,031	49,537	70,408
Reimbursable expenses	3,062	4,574	5,748	7,770
Maintenance	29,798	34,593	60,802	68,938

Total revenues	110,629	121,994	194,251	279,942

Cost and expenses:
Cost of revenues:
Software licenses	196	2,570	3,373	2,853
Development services	4,045	5,709	10,651	11,930
Contract	1,025	(264)	1,131	6,933
Amortization of acquired technology	134	145	279	290
Reimbursable expenses	3,062	4,574	5,748	7,770
Services and maintenance	27,207	37,864	56,498	71,442
Sales and marketing	21,591	23,478	41,512	47,127
Research and development	19,115	21,581	38,807	42,358
General and administrative	12,753	23,617	38,214	37,994
Amortization of intangibles	—	39	39	462
Restructuring charges and adjustments	3,670	123	4,245	376

Total costs and expenses	92,798	119,436	200,497	229,535

Operating income (loss)	17,831	2,558	(6,246)	50,407
Total non-operating expense, net	(4,378)	(1,506)	(9,469)	(6,525)

Income (loss) before income taxes	13,453	1,052	(15,715)	43,882
Income tax expense	1,296	38	2,105	1,536

Net Income (loss)	$12,157	$1,014	$(17,820)	$42,346

Preferred stock dividends and accretion	247	—	247	—

Net income (loss) applicable to common stockholders	$11,910	$1,014	$(18,067)	$42,346

Net income (loss) per common share:
Basic	$0.03	$0.00	$(0.04)	$0.10

Diluted	$0.02	$0.00	$(0.04)	$0.09

Weighted-average common shares outstanding:
Basic	444,574	432,878	439,507	432,868
Diluted	482,838	462,315	439,507	468,163
Comprehensive income (loss):
Net income (loss) applicable to common stockholders	$11,910	$1,014	$(18,067)	$42,346
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale securities arising during the period	(404)	(62)	(390)	15
Foreign currency translation adjustments	(1,180)	530	(649)	809

Total other comprehensive income (loss)	(1,584)	468	(1,039)	824

Total comprehensive income (loss)	$10,326	$1,482	$(19,106)	$43,170

See accompany notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(17,820)	$42,346
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,400	14,106
Write-down of equipment	—	349
Recovery from bad debts charged to costs and expenses	(1,412)	(1,191)
Deferred compensation	789	757
Deferred income taxes	—	121
Gain on disposal of assets	(315)	—
Gain on extinguishment of debt	—	(3,435)
Changes in operating assets and liabilities:
Restricted cash	6,189	1,129
Accounts receivable, net	5,828	7,330
Deferred contract costs	1,131	3,081
Other assets	7,119	4,744
Accounts payable	(4,495)	(5,323)
Accrued liabilities	(58,059)	(48,781)
Accrued compensation and related expenses	4,371	(12,130)
Deferred revenue	(25,349)	(53,008)

Net cash provided by (used in) operating activities	(74,623)	(49,905)

Cash flows from investing activities:
Contingent consideration paid related to a 2001 acquisition	—	(712)
Purchases of premises and equipment	(467)	(567)
Proceeds from sale of assets	480	—
Purchase of short-term investments	(30,000)	(5,000)
Proceeds from sales of short-term investments	5,000	10,000
Proceeds from sales of long-term investments	—	8,000
Purchases of long-term investments	(26,708)	—

Net cash provided by (used in) investing activities	(51,695)	11,721

Cash flows from financing activities:
Payment of note issued in acquisition of TSC	—	(57,495)
Issuance of note payable related to lease termination	—	6,800
Proceeds from sale of series B preferred stock, net of issuance costs	95,325	—
Proceeds from sale of common stock, net of issuance costs	19,733	—
Net proceeds from option exercises and stock issued under employee stock purchase plans	2,251	1

Net cash provided by (used in) financing activities	117,309	(50,694)
Effect of exchange rates on cash	(380)	341

Net change in cash and cash equivalents	(9,389)	(88,537)
Cash and cash equivalents at beginning of period	288,822	402,177

Cash and cash equivalents at end of period	$279,433	$313,640

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers improve efficiency in relation to spend, production, revenue and profit, fulfillment and logistics performance. Our application software is often bundled with other offerings, including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Basis of Presentation.    Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals discussed in Note 4, Restructuring Charges and Adjustments and Note 7, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed on March 17, 2004 with the SEC (2003 Annual Report on Form 10-K).

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

Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the three months ended June 30, 2004: risk-free interest rate of 3.27%; market price volatility factor of 1.19; a weighted-average expected life of the options of four years; and no dividend yields. For the options granted during the three months ended June 30, 2003, these values were: risk-free interest rate of 2.2%; market price volatility factor of 1.26; a weighed-average expected life of the options of four years; and no dividend yields.

The following pro forma information presents net income (loss) applicable to common stockholders and income (loss) per common share for the three and six months ended June 30, 2004 and 2003 had the fair value method under SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

shares is amortized to expense over the purchase period. During 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders, as reported	$11,910	$1,014	$(18,067)	$42,346
Add: Stock-based employee compensation expense included in reported net income (loss)	448	350	789	671
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(11,872)	(24,900)	(31,782)	(71,160)

Pro forma net income (loss)	$486	$(23,536)	$(49,060)	$(28,143)

Earnings (loss) per common share—Basic:
As reported	$0.03	$0.00	$(0.04)	$0.10
Pro forma	$0.00	$(0.05)	$(0.11)	$(0.07)
Earnings (loss) per common share—Diluted:
As reported	$0.02	$0.00	$(0.04)	$0.09
Pro forma	$0.00	$(0.05)	$(0.11)	$(0.06)

Reclassifications.    Certain items in prior period financial statements have been reclassified to conform to the current period presentation.

Allowance For Doubtful Accounts.    Our allowance for doubtful accounts was $1.4 million and $3.1 million at June 30, 2004 and December 31, 2003, respectively. The decrease in our allowance for doubtful accounts is a result of a credit for bad debts charged to costs and expenses of $1.4 million and write-offs, net of recoveries and other credit adjustments, of $0.3 million. The credit for bad debts was due to an increased collection of past due receivables. Our provision for doubtful accounts is included as a component of sales and marketing expense and services and maintenance expense in our statement of operations.

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

	June 30, 2004	December 31, 2003
Short-term time deposits	$—	$19,956
Obligations of state and local municipalities	35,400	35,600
Corporate bonds and notes	145,575	146,399
Commercial paper	—	5,000

	$180,975	$206,955

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2004
Corporate bonds and notes	$30,000	$—	$225	$29,775

December 31, 2003
Obligations of state and local municipalities	$5,000	$—	$—	$5,000

Investments in debt securities with remaining maturities in excess of one year when acquired by us are classified as available for sale and reported as long-term investments in the condensed consolidated balance sheets. All long-term debt securities outstanding at June 30, 2004 will contractually mature within 18 months. We had no long–term investments at December 31, 2003. Long-term investments were as follows at June 30, 2004:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2004
U.S. government obligations	$26,708	$—	$165	$26,543

3.    Borrowings and Debt Issuance Costs

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. Since December 20, 2002, we have had the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2004, none of the notes have been converted to common stock, redeemed, or otherwise retired. The principal balance of the notes totalled $350.0 million at June 30, 2004 and December 31, 2003.

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of a restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears.

4.    Restructuring Charges and Adjustments

2004 Restructuring Plan.    In response to our recent operating losses, in March 2004 we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, we finalized our restructuring plan and an additional 152 employees were involuntarily terminated. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During the first quarter of 2004, we recorded restructuring charges totalling approximately $0.6 million related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments to be paid to the 152 employees involuntarily terminated. As of June 30, 2004, an accrual of approximately $0.8 million for the severance payments remaining to be made in subsequent periods related to the 2004 involuntary terminations remains in accrued liabilities.

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

2001 Restructuring Plan.    During 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to increasing net losses and declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001, with the remaining actions, including closing and consolidating certain offices, completed in 2002. During 2001, we recorded restructuring charges totalling $113.3 million. Of this amount, $60.7 million related to employee severance and termination, $41.6 million related to office closure and consolidation and $11.0 million related to asset disposal losses. As of June 30, 2004, approximately $0.4 million of the employee severance and termination portion of the restructuring accrual and all of the office closure and consolidation portion of the restructuring accrual relates to activities initiated in 2001 and 2002.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Consolidated Restructuring Accrual

The following table summarizes the 2004 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at June 30, 2004 and December 31, 2003:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2003	$3,417	$11,590	$15,007
2004 restructuring plan expense	575	—	575
Cash payments	(2,766)	(1,916)	(4,682)

Remaining accrual balance at March 31, 2004	$1,226	$9,674	$10,900
2004 restructuring plan expense	4,378	—	4,378
Adjustment to 2001 and 2002 restructuring plans	—	(708)	(708)
Cash payments	(4,307)	(1,923)	(6,230)

Remaining accrual balance at June 30, 2004	$1,297	$7,043	$8,340

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of a restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

The accrual for office closure and consolidation of $7.0 million at June 30, 2004 represents future payments to be made for facilities that we have exited as part of our 2001 and 2002 restructuring plans. This accrual is net of estimated sublease income of $4.9 million.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

5.    Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share.    Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted and, using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the six month period ended June 30, 2004, the basic and dilutive loss per common share are the same. There were 87.0 million and 108.8 million anti-dilutive shares for the three months and six months ended June 30, 2004, respectively. The anti-dilutive common stock equivalents for the three and six month periods ended June 30, 2003 were 83.8 million common shares. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share of common stock—weighted average common shares outstanding	444,574	432,878	439,507	432,868
Effect of dilutive securities:
Outstanding stock option, warrant, and stock rights awards	2,267	723	—	1,467
Convertible debt	—	28,714	—	33,828
Convertible Preferred Stock	35,997	—	—	—

Diluted earnings per share—weighted average common and common equivalent shares outstanding	482,838	462,315	439,507	468,163

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$75,274	$77,728	$125,845	$172,807
Non-US Americas	2,647	3,359	4,875	8,255
EMEA	17,189	25,083	34,773	65,174
Greater Asia Pacific	15,519	15,824	28,758	33,706

	$110,629	$121,994	$194,251	$279,942

Revenues from international operations totalled $35.4 million and $44.3 million during the three months ended June 30, 2004 and 2003, respectively. Revenues from international operations totalled $68.4 million and $107.1 million during the six months ended June 30, 2004 and 2003, respectively.

During the three and six months ended June 30, 2004, one customer accounted for 24% and 14% of total revenues, respectively. During the three month period ended June 30, 2003, one customer accounted for 12% of total revenues. No other customer accounted for more than 10% of total revenues during the three and six months ended 2004 and 2003.

Long-lived assets by geographic region, as reported to our chief operating decision maker, were as follows:

	June 30, 2004	December 31, 2003
United States	$65,133	$44,016
Non-US Americas	266	781
EMEA	1,025	1,170
Greater Asia Pacific	2,553	3,783

	$68,977	$49,750

7.    Commitments and Contingencies

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation was conducted by the SEC, class action securities and shareholder derivative litigation was commenced against us and one additional private securities action was commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we have settled the SEC enforcement proceedings against the company and have entered into a definitive agreement to settle the class action and derivative litigation.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the 2003 restatement of our consolidated

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation. As discussed below, we recently settled SEC enforcement proceedings against the company.

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

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. Although we have vigorously defended against these lawsuits, as discussed below we have entered into a definitive agreement to settle the actions.

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

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and have advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In addition, we may be obligated to continue to advance payment of legal fees and costs incurred by the individual defendants in the remaining lawsuits throughout the pendency of those actions. Although we have vigorously defended against these lawsuits, as discussed below we have entered into a definitive agreement to settle these actions.

Settlement of SEC Enforcement Proceedings

On June 9, 2004, the company settled the SEC enforcement proceedings referred to above. Without admitting or denying the SEC’s substantive findings against it, the company settled the enforcement proceedings by consenting to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws, and agreed to pay a $10 million civil penalty. The penalty was paid in June 2004 and the entire penalty proceeds will be distributed to certain of our stockholders.

The settlement of the SEC enforcement proceedings covers the company only. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

in connection with that ongoing investigation. In addition, the company has recently learned that the US Attorney’s Office for the Northern District of Texas has sought to interview certain current and former employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount is $85 million, which includes $43 million that will be covered by our insurance policies and $42 million that will be paid by the company. To fund a portion of the $42 million payable by the company in connection with this settlement, the company entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions. On May 26, 2004, the sale of common stock to Sanjiv Sidhu closed and funded.

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, is subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. On June 24, 2004, the court entered an order, inter alia, preliminarily approving the settlement, authorizing the distribution of notice of the settlement to potential class members and setting a hearing for final approval of the settlement for October 1, 2004. The settlement does not cover the private securities action discussed below.

Private Securities Action

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company is not named as a defendant in this action. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of four purported purchasers of a total of 610,250 shares of our common stock from March 2001 through August 2002. On June 24, 2004, plaintiffs filed a first amended complaint seeking substantially the same relief as sought in the original complaint. On August 6, 2004, motions on behalf of all of the defendants to dismiss the first amended complaint were filed. As this action is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

Internal Revenue Service Audit

We are currently being examined by the Internal Revenue Service regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company. Such penalties could be significant, however, and the company presently intends to seek abatement of all or a portion of any such penalties which might be assessed. Since we do not believe it is possible at this time to estimate the amount of penalties the IRS may assess, no accrual for a loss contingency relating to this matter has been recorded.

Certain Accruals

We recorded an accrual of $42.0 million in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation. As described above, we have reached a definitive agreement to settle the class action and derivative litigation, subject to court approval. In the quarter ended June 30, 2004, we paid $42 million into the registry of the court to fulfill our obligations under the definitive agreement. Any change to the terms of the settlement contained in the definitive agreement could involve additional cash payments which are not accrued in our condensed consolidated financial statements for the quarter ended June 30, 2004.

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for other matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matters described in this Note 7 over and above the amount, if any, that has been estimated and accrued in the accompanying condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was serving, at our request in such capacity. During the first half of 2004, we incurred approximately $1.7 million of expense for legal fees and expenses incurred by current and former employees.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(Table dollars in thousands, except per share data)

8.    Stock Transactions

On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies Inc. to R² Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price, which is initially $.926 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control of the company, unless otherwise agreed to by holders of a majority of the outstanding Series B shares, the company will be required to redeem the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. These costs are being accreted over a ten-year period through the date of automatic conversion. For the quarter ended June 30, 2004, we recorded issuance cost accretion of approximately $39,000 and we accrued $208,000 related to our Series B preferred stock dividend that will be settled semi-annually beginning in November 2004.

On May 26, 2004, a $19.7 million (net of issuance costs of $0.3 million) common stock investment in the company by Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, closed and was funded at a price of $.926 per share.

9.    Subsequent Events

On July 22, 2004, we announced that we had selected an executive search firm to conduct a search for a new Chief Executive Officer and President. At this time, it is our intention that Sanjiv Sidhu would retain his title as Chairman.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We have experienced substantial negative cash flows and we may not achieve a return to positive cash flow. The inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity, and, eventually, threaten our solvency and our ability to repay debts when they come due.
•	We may not benefit from increased demand in the market for information technology and an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.
•	We face risks related to the class action and derivative litigation that have had and could continue to have a material adverse effect on our customer relationships and our business, financial condition and results of operations. We recorded an accrual of $42 million in the quarter ended December 31, 2003 with respect to a possible settlement of the class action and derivative litigation. We recently entered into a definitive agreement to settle that litigation for a net amount (in excess of payments from our insurance carriers) of $42 million and, in the quarter ended June 30, 2004, we paid $42 million into the registry of the court to fulfill our obligations under the definitive agreement. The settlement of the class action and derivative litigation is subject to court approval following notice to class members of an opportunity to object or exclude themselves from the settlement. Any change to the terms of the settlement of the class action and derivative litigation could involve cash payments from the company greater than $42 million, which could impair our liquidity. In addition, we may face additional litigation in the future that could also harm our business and impair our liquidity, including one private securities action that is not covered by the settlement to which we have agreed.
•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.
•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.
•	In the future, we may seek additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. Any future financings may not be available on advantageous terms.
•	Additional restructuring initiatives have been executed, and such activities could pose significant risks to our business.
•	We may not be competitive.
•	Further loss of key employees, including customer-facing employees, may negatively affect our operating results and revenues.
•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers improve efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the second quarter of 2004 to our critical accounting policies, as described in our 2003 Annual Report on Form 10-K/A filed on March 17, 2004.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2004	Percent of Total Revenue	Three Months Ended June 30, 2003	Percent of Total Revenue	Six Months Ended June 30, 2004	Percent of Total Revenue	Six Months Ended June 30, 2003	Percent of Total Revenue
	(in thousands)
Revenues
Software products	$2,833	3%	$6,942	6%	$6,332	3%	$16,309	6%
Content subscriptions and other recurring revenue	9,194	8%	10,329	8%	18,083	9%	20,110	7%

Software licenses	$12,027	11%	$17,271	14%	$24,415	12%	$36,419	13%
Development services	9,192	8%	5,571	5%	15,809	8%	14,860	5%
Contract	31,970	29%	24,954	20%	37,940	20%	81,547	29%
Services	24,580	22%	35,031	29%	49,537	26%	70,408	25%
Reimbursable expenses	3,062	3%	4,574	4%	5,748	3%	7,770	3%
Maintenance	29,798	27%	34,593	28%	60,802	31%	68,938	25%

Total revenues	$110,629	100%	$121,994	100%	$194,251	100%	$279,942	100%

Total revenues decreased $11.4 million, or 9.3%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Details of our revenues are presented below.

Software Licenses.    Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $12.0 million, or 11% of total revenues, for the three months ended June 30, 2004, decreasing $5.2 million, or 30%, from the same period in 2003. Software license revenue totalled $24.4 million, or 12% of total revenues, for the six months ended June 30, 2004, decreasing $12.0 million, or 33%, from the same period in 2003.

Revenue from software product sales totalled $2.8 million, or 24% of our total software license revenue for the three months ended June 30, 2004. Software product sales revenue decreased $4.1 million, or 59%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Revenue from software product sales totalled $6.3 million, or 26% of our total software license revenue for the six months ended June 30, 2004. Software product sales revenue decreased $10.0 million, or 61%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in revenue from software products sales in the 2004 period as compared to the comparable period in 2003 resulted from a decline in sales arising from deal execution challenges, reduction in sales and marketing capacity, increased competition and related pricing pressures and an increasing number of transactions sold with development services that will be recognized as development services revenue in future periods. Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have led our customers and prospects to voice concerns about our continued financial viability, which has continued to contribute to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited, and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth from software product sales.

Revenue from content subscriptions and other recurring revenue classified as software license revenue decreased $1.1 million, or 11%, for the three months ended June 30, 2004 versus the comparable period in 2003. Revenue from content subscriptions and other recurring revenue classified as software license revenue decreased $2.0 million, or 10%, for the six months ended June 30, 2004 versus the comparable period in 2003. The decline in revenue is primarily attributable to a decline in the market for content and content services and increased competition, which has resulted in downward price pressure and a decline in content subscription renewals. Included in recurring revenues, which is a component of software license revenue, during the six months ended June 30, 2004 is $774,000 related to revenues recorded for two large subscription transactions which were signed early in the second quarter. These subscription transactions include rights to all current and future products that become available during the term of each respective contract. The revenues related to our subscription arrangements are recognized ratably over the term of the arrangement.

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

Development Services.    Development services revenue includes our license of software products and our agreement with customers to provide services to customize or enhance the software in accordance with specific customer requirements and/or other services associated with implementations that we have determined are essential to the functionality of the software as defined in SOP 97-2, Software Revenue Recognition. Under these circumstances, our services are essential to provide the required functionality, and we therefore recognize revenue in accordance with SOP 81-1 using either the percentage-of-completion method or the completed contract method. Revenue from development services projects increased $3.6 million, or 65%, during the three months ended June 30, 2004 over the comparable period in 2003. Revenue from development services projects increased $0.9 million, or 6%, during the six months ended June 30, 2004 over the comparable period in 2003. Based on our historical trends, we expect development services to continue to fluctuate on a quarterly basis due to the timing of revenue recognition on these projects.

Contract.    Contract revenue consists of fees generated from certain license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Contract revenues increased $7.0 million, or 28%, for the three months ended June 30, 2004 compared to the same period in 2003 and decreased $43.6 million, or 53%, for the six months ended June 30, 2004 compared to the same period in 2003. As of June 30, 2004, the deferred contract revenue balance was $86 million. We expect contract revenues to continue to fluctuate on a quarterly basis due to the timing of contract negotiations and other revenue recognition events.

Services.    Services revenue consists of fees generated by providing services to customers, including consulting and training. Services revenue decreased $10.5 million, or 30%, during the three months ended June 30, 2004 compared to the same period in 2003. Services revenue decreased $20.9 million, or 30%, during the six months ended June 30, 2004 compared to the same period in 2003. The decrease in services revenue during the 2004 period was primarily due to the lower volume of license sales, which led to fewer implementations, and competitive rate pressures on consulting engagements.

During the three months ended June 30, 2004, we continued to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced information technology spending of our customers. Additionally, the increased use of our consultants in India has caused our global blended consulting rates to continue to decrease during 2004. There can be no assurance that the rates we charge for consulting and implementation services will improve, or even remain at current levels. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, we expect services revenue to continue to decline unless and until we experience a sustained increase in our software product licenses. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

•	the volume of license transactions closed during the current and preceding periods;
•	our customers on previous software versions upgrading to a more recent version;
•	customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms;
•	the number and availability of our internal service providers and consultants actively engaged on billable projects;
•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and
•	the timing of cash payments when collectibility is uncertain.

Reimbursable Expenses.    The decrease in reimbursable expenses during the three and six months ended June 30, 2004 as compared to the comparable periods in 2003 is consistent with the decrease in our services revenues in the three months ended June 30, 2004 as compared to the comparable period in 2003. Reimbursable expenses will generally fluctuate in direct relation to our services revenues.

Maintenance.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue decreased $4.8 million and $8.1 million, or 14% and 12%, for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease in maintenance revenue during the 2004 period resulted from a continued decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes of software license. Three large subscription transactions closed during the second quarter of 2004 with customers that had previously utilized our software through perpetual license agreements and annual maintenance contracts. The license and maintenance fees recognized from these transactions will be accounted for as subscription revenue which we report in our condensed consolidated statement of operations as software license revenue. Therefore, we will have a decrease of approximately $1 million in maintenance revenue in future quarters relating to these three customers.

Additionally, there can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenue to continue to decline unless and until we experience a sustained increase in the licensing of our software.

International Revenue.    Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Asia and Canada. International revenue totalled $35.4 million, or 32% of total revenue, and $68.4 million, or 35% of total revenue, during the three and six month period ending June 30, 2004, respectively, compared to $44.3 million, or 36%, and $107.1 million, or 38% during the comparable three and six month periods in 2003. The decrease in international revenue during the 2004 period, was the result of deal execution challenges, reduction in sales and marketing capacity, increased competition and related pricing pressures. Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have also caused our international customers and prospects to voice concerns about our continued financial viability, which has continued to contribute to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited and our results and outlook have deteriorated and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth.

During the three and six months ended June 30, 2004, one individual customer accounted for 24% and 14% of total revenues, respectively. During the three month period ended June 30, 2003, one customer accounted for 12% of total revenues. No other customer accounted for more than 10% of total revenues during the three and six months ended 2004 and 2003.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2004	Gross Margin	Three Months Ended June 30, 2003	Gross Margin	Six Months Ended June 30, 2004	Gross Margin	Six Months Ended June 30, 2003	Gross Margin
	(in thousands)
Software Licenses	$196	98%	$2,570	85%	$3,373	86%	$2,853	92%
Development services	4,045	56%	5,709	-2%	10,651	33%	11,930	20%
Contract	1,025	97%	(264)	101%	1,131	97%	6,933	91%
Amortization of acquired technology	134		145		279		290
Reimbursable expenses	3,062		4,574		5,748		7,770
Service and maintenance	27,207	50%	37,864	46%	56,498	49%	71,442	49%

Total cost of revenue	$35,669		$50,598		$77,680		$101,218

Cost of Software Licenses.    Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized;
•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement;
•	Costs related to user documentation;
•	Costs related to reproduction and delivery of software;
•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses decreased $2.4 million, or 92%, for the three months ended June 30, 2004 compared to the same period in 2003. Cost of software licenses increased $0.5 million, or 18%, for the six months ended June 30, 2004 compared to the same period in 2003. During the second quarter ended June 30, 2004, we reversed costs of approximately $3.2 million related to customer claim accruals that were no longer necessary as we do not expect to be making any payments related to these claims. Excluding the effects of this reversal, we experienced a decrease in our software license margin from 85% during the second quarter of 2003 to 72% during the second quarter of 2004, which is caused by a large royalty payment related to one transaction during the second quarter of 2004 and a general increase in the fixed cost portion of our cost of license becoming a larger portion of our total cost of license. Excluding the effects of the accrual reversal, we expect the gross margin on software license sales to remain relatively consistent over the near term.

Cost of Development Services.    The cost of development services includes the salary and other related costs of the employees or third parties that provide our services to customize or enhance the software for the customer. Cost of development services decreased $1.7 million, or 29% for the three months ended June 30, 2004 compared to the same period in 2003. Cost of development services decreased $1.3 million, or 11% for the six months ended June 30, 2004 compared to the same period in 2003. The gross margin on this business will vary as result of the timing of revenue recognition, which in some arrangements is impacted by the attainment of contractual milestones. During the six months ended June 30, 2004 period as compared to the same period in 2003, the gross margin on this business increased from 20% to 33%, which is primarily the result of the termination of a large development services project during the first quarter of 2004 that had a low gross margin. The increase in the development services gross margin is somewhat offset by our intention to agree to perform certain strategic development services projects at a lower margin to offset the cost of our planned product development and pressures on the rates for our services.

Cost of Contract.    Cost of contract includes costs associated with those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Cost of contract increased $ 1.3 million for the three months ended June 30, 2004 compared to the same period in 2003 and decreased $5.8 million, or 84% for the six months ended June 30, 2004. As of June 30, 2004, we have $5.9 million remaining in deferred contract costs.

Cost of Services and Maintenance.    Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. The total cost of services and maintenance decreased $10.7 million, or 28%, and $14.9 million or 21% for the three and six months ended June 30, 2004 compared to the same period in 2003. Service and maintenance headcount decreased 15% during the 2004 period which contributed to a significant decrease in compensation related expenses incurred by the services and maintenance organization.

Reimbursable Expenses.    The decrease in reimbursable expenses during the three months ended June 30, 2004 as compared to the comparable period in 2003 is consistent with the decrease in our services revenues in the first quarter of 2004 as compared to the same quarter in 2003. Reimbursable expenses will generally fluctuate in direct relation to our services revenues.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology decreased by approximately $11,000 for the six and three months ended June 30, 2004 as compared to the comparable periods in 2003. Our acquired technology will be completely amortized by September 30, 2004.

Operating Expenses

The following table sets forth operating expenses and the percentage of total revenue for these operating expenses in our Condensed Consolidated Statements of Operations. The quarter-to-quarter comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2004	Percentage of total Revenue	Three Months Ended June 30, 2003	Percentage of total Revenue	Six Months Ended June 30, 2004	Percentage of total Revenue	Six Months Ended June 30, 2003	Percentage of total Revenue
	(in thousands)
Sales & marketing	$21,591	20%	$23,478	19%	$41,512	21%	$47,127	17%
Research & development	19,115	17%	21,581	18%	38,807	20%	42,358	15%
General & administrative	12,753	12%	23,617	19%	38,214	20%	37,994	14%
Amortization of intangible assets	—	0%	39	0%	39	0%	462	0%

Total operating expenses	$53,459	49%	$68,715	56%	$118,572	61%	$127,941	46%

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs.

Sales and marketing expense decreased $1.9 million and $5.6 million, or 8% and 12%, for the three and six months ended June 30, 2004 compared to the same periods in 2003. The decrease was primarily due to a 16% decrease in the average number of sales and marketing personnel between June 30, 2003 and June 30, 2004.

Research and Development Expense.    Research and development expense consists of costs related to development of new software products and enhancements to existing software and also includes the continued development of our content databases. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions.

Research and development expenses decreased $2.5 million and $3.6 million, or 11% and 8%, for the three and six months ended June 30, 2004 compared to the same periods in 2003. The decrease was caused by an 18% decrease in the number of our research and development personnel between June 30, 2003 and June 30, 2004 and the continuation of our initiative to have the majority of our development personnel located in India. As of June 30, 2004, approximately 59% of our research and development employees were located in India.

General and Administrative Expense.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense decreased $10.9 million, or 46%, for the three months ended June 30, 2004 compared to the same period in 2003. The decrease is primarily due to the decrease in legal and accounting costs incurred as part of the re-statement of our financial statements, the class action and derivative lawsuits, and the formal investigation conducted by the SEC and a $2.0 million charge recorded in the second quarter of 2003 related to the termination of a facility lease for one of our headquarter buildings. General and administrative expense remained fairly constant for the six months ended June 30, 2004 compared to the same period in 2003. While legal and accounting expense related to the re-statement and investigation activities decreased approximately $11.0 million for the first six months of 2004 compared to the same period of 2003, this reduction was offset by the $10.0 million accrual recorded in the first quarter of 2004 related to the SEC investigation.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the investigation currently being conducted by the SEC and our ongoing litigation, including litigation relating to the restatement of our consolidated financial statements in 2003.

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

2004 Restructuring Plan.    In response to our recent operating losses, in March 2004, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, 152 employees were involuntarily terminated. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During the first quarter of 2004, we recorded restructuring charges totalling approximately $0.6 million related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments to be paid to the 152 employees involuntarily terminated.

As of June 30, 2004, an accrual of approximately $1.3 million for employee severance and termination payments and $7.0 million related to office closure and consolidation payments to be made in subsequent periods remains in accrued liabilities.

Additional details of the restructuring charge and remaining accruals are presented in Note 4—Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(in thousands)
Interest income	$893	$1,485	$1,664	$3,135
Interest expense	(4,705)	(5,473)	(9,388)	(11,240)
Foreign currency hedge and transaction losses, net	(772)	(184)	(1,264)	(593)
Other expense (income), net	206	2,666	(481)	2,173

Total non-operating expense, net	$(4,378)	$(1,506)	$(9,469)	$(6,525)

The decline in interest income over the comparable periods is primarily the result of the lower average balances of invested funds and lower market interest rates. Other expenses for the three and six months ended June 30, 2003 included the gain on the early extinguishment of the $60.9 million convertible promissory note of $3.4 million. Additionally, the early extinguishment of the convertible promissory note has reduced interest expense by approximately $0.8 million and $1.9 million for the three and six months ended June 30, 2004 as compared to the same periods in 2003.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense, primarily foreign taxes, of $1.3 million and $38,000 during the three months ended June 30, 2004 and 2003; and $2.1 million and $1.5 million during the six months ended June 30, 2004 and 2003, respectively, representing effective income tax rates of 9.6% for the three months ended June 30, 2004 and 3.6% for the same period in 2003.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. With the exception of restructuring related accruals, this table excludes amounts already recorded on our balance sheet as current liabilities at June 30, 2004.

		Due in
	Total	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Operating lease obligations (excluding restructured facilities)	$67,974	$21,453	$16,379	$10,206	$6,474	$5,837	$7,625

Operating leases for restructured facilities	11,958	4,744	3,384	1,722	666	288	1,154
Sublease income related to restructured facilities	(4,915)	(1,122)	(1,130)	(683)	(538)	(288)	(1,154)
Long-term debt obligations [1]	412,276	18,732	18,732	374,812	—	—	—
Other purchase obligations [2]	19,105	4,568	6,612	3,800	3,800	325	—

Total	$506,398	$48,375	$43,977	$389,857	$10,402	$6,162	$7,625

[1]	Included in long-term debt obligations are semi-annual interest payments through December 15, 2006.
[2]	Other purchase obligations include payments due under various types of licenses and maintenance obligations and purchase commitments.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of June 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital surplus was $89.9 million at June 30, 2004 compared to working capital surplus of $10.1 million at December 31, 2003, an increase of $79.8 million or 788%. The increase in working capital was primarily the result of a net increase of $9.2 million in cash and cash equivalents, restricted cash and short-term investments, and a net decrease of $53.4 million in accrued liabilities and accrued compensation due to the settlement of the class action litigation and derivative litigation and SEC enforcement proceedings against the company and a $25.4 million decrease in the deferred revenue.

Cash and cash equivalents were $279.4 million at June 30, 2004, a decrease of $9.4 million from December 31, 2003. The decrease was the result of $74.6 million in cash used in operating activities, and $51.7 million of cash used in investing activities, which were partially offset by $117.3 million in cash provided by the financing activities. The main sources of cash from the financing activities were the sale of 100,000 shares of 2.5% Series B convertible preferred stock for $100 million in the aggregate and the sale of $20.0 million in common stock to our Chairman and Chief Executive Officer (See Note 8—Stock Transactions in the accompanying condensed consolidated financial statements).

At June 30, 2004, restricted cash totalled $9.3 million, of which $7.1 million was pledged as collateral for outstanding letters of credit, $1.2 million was pledged as bank guarantees and $1.0 million was pledged as collateral for outstanding foreign currency exchange contracts. At December 31, 2003, restricted cash totalled $15.5 million, of which $12.6 million was pledged as collateral for outstanding letters of credit, $2.2 million was pledged as bank guarantees and $0.7 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. At June 30, 2004, short and long-term investments totalled $29.8 million and $26.5 million, respectively. At December 31, 2003, short-term investments totalled $5.0 million. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies. Investments in common stock and warrants of public companies were not significant at June 30, 2004 or December 31, 2003.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $345.1 million at June 30, 2004 compared to $309.4 million at December 31, 2003.

The most significant adjustments to reconcile net loss to net cash from operations during the six months ended June 30, 2004 were the net decrease in accrued liabilities of $53.7 million, and the decrease in deferred revenue of $25.3 million. The decrease in accrued liabilities is mainly due to the $42 million payment related to the settlement of the class action and derivative investigation.

The most significant use of net cash used in investing activities during the six months ended June 30, 2004 was the $56.7 million for the purchase of short and long-term investments.

The most significant source of net cash provided by financing activities during the six months ended June 30, 2004 was the $95.3 million sale of Series B preferred stock (net of issuance costs of $4.7 million) and the $19.7 million sale of common stock (net of issuance costs of $0.3 million).

Accounts receivable, net of allowance for doubtful accounts, decreased 21% during the three months ended June 30, 2004. Days sales outstanding (DSO’s) in receivables decreased to 27 days as of June 30, 2004 from 45 days as of March 31, 2004 which is mainly attributable to strong collection efforts and the beneficial payment terms on the large subscription transactions which closed this quarter. We expect that DSO’s will return to the first quarter level in the last half of 2004.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. We currently have the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also from time to time seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2004, none of the notes have been converted to common stock, redeemed or otherwise retired.

We maintain a $15.0 million line of credit and as of June 30, 2004, $6.9 million in letters of credit were outstanding under this line and $7.1 million in restricted cash was pledged as collateral. As of June 30, 2004, we also had an additional $1.2 million in restricted cash pledged as collateral for bank guarantees and $1.0 million pledged as collateral for outstanding foreign currency exchange contracts.

We have experienced substantial negative cash flows during the three years ended December 31, 2003 and the six months ended June 30, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due.

On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies Inc. to R² Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price, which is initially $.926 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control of the company, unless otherwise agreed to by holders of a majority of the outstanding Series B shares, the company will be required to redeem the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. These costs are being accreted over a ten-year period through the date of automatic conversion. For the quarter ended June 30, 2004, we recorded debt issuance cost accretion of approximately $39,000 and we accrued $208,000 related to our Series B preferred stock dividend that will be settled semi-annually beginning in November 2004.

On May 26, 2004, a $19.7 million (net of issuance costs of $0.3 million) common stock investment in the company by Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, closed and was funded at a price of $.926 per share.

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

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States accounted for 32% and 35% of total revenues during the three and six months ended June 30, 2004 and 36% and 38% for the three and six months ended June 30, 2003. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of June 30, 2004, 76% of our debt securities and time deposits had remaining maturities of three months or less, while 13% had remaining maturities between three months and one year. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 25 basis points between December 31, 2003 and June 30, 2004. As of June 30, 2004, the weighted-average yield on time deposits and debt securities we held was 1.41% compared to 1.12% for debt securities held as of December 31, 2003. During the second quarter, we purchased $12 million of long-term securities in addition to the $14.7 million purchased in the first quarter 2004. The long term investments fair value is $26.5 million, which includes an unrealized loss of $390,000 for the second quarter 2004 and we recorded an unrealized gain of $14,000 in the first quarter of 2004.

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

Market Price Risk.    In addition to investments in debt securities, we maintain minority equity investments in various publicly traded companies for business and strategic purposes. Our investments in publicly traded companies are subject to market price volatility. As a result of market price volatility, we experienced a $390,000 unrealized loss on these investments during the six months ended June 30, 2004. The remaining carrying value of minority equity investments was zero at June 30, 2004.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods, we wrote off the book value of all these investments as the decline in fair value was considered other than temporary.

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

We have experienced substantial negative cash flows during the three years ended December 31, 2003 and the six months ended June 30, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. The inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity, and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. In addition, we may face cash outlays greater than the $42 million that we paid into the registry of the court to fulfill our obligations under the definitive agreement to settle the class action and derivative litigation if we do not receive court approval of the settlement. Additionally, we continue to be obligated to pay $18.4 million annually in interest on our $350 million of convertible subordinated notes maturing in December 2006. While the company has recently made efforts to strengthen its financial position by obtaining $120 million of equity financing, continuing negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We May Not Benefit From Increased Demand In The Market For Information Technology And The Improving Macroeconomic Environment If We Are Unable To Maintain Or Grow Our Market Share, Which Would Negatively Impact Our Revenues And The Price Of Our Stock.

The macroeconomic environment appears to be improving and capital spending on information technology appears to have increased; however, our license revenues have not correspondingly increased. Although the operating results of our business are often influenced by the overall demand for computer software and services, particularly in the areas in which we compete, if we continue to fail to capitalize on improvements in demand for computer software and services our revenues will decrease in comparison to current levels and our stock price may suffer. Further, the recovery in the macroeconomic environment is still in its early stages and the geopolitical situation has remained unstable, resulting in continued uncertainty. In the event that the rate of growth in the global economy slows or reverses or the geopolitical situation deteriorates, customers may again defer or reconsider purchasing products, potentially resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

We Face Risks Related To An SEC Investigation And Securities Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers, Business, Financial Condition And Results Of Operations And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

The SEC issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. In addition, we and certain of our directors and officers have been named as defendants in class action and derivative lawsuits as a result of the 2003 restatement of our consolidated financial statements. We and certain of our directors and executive officers are also named as defendants in several private securities class action lawsuits relating to our alleged failure to disclose material information regarding customer implementations. We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits.

The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 7 – Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements, covers the company only. The SEC’s investigation continues as to other individuals and entities. We have paid $42 million into the registry of the court to fulfill our obligation to pay that net amount (in excess of payments from our insurance carriers) under the definitive agreement to settle the class action and derivative litigation. The settlement of the class action and derivative litigation is subject to court approval following notice to class members of an opportunity to object or exclude themselves from the settlement. There can be no assurance that the settlement of the class action and derivative litigation will receive court approval. Any change to the terms of the settlement of the class action and derivative litigation could involve cash payments from the company greater than $42 million, which could impair our liquidity and have a material adverse effect on our business, results of operations and financial condition. In addition, we may face additional litigation in the future that could also harm our business and impair our liquidity, including one private securities action that is not covered by the settlement to which we have agreed, a potential assessment by the Internal Revenue Service relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year, and potential litigation in relation to the termination of the license and development agreement between Shell Global Solutions International B.V. and i2 Technologies (Netherlands) B.V.

Defending against existing and potential litigation and other proceedings relating to the 2003 restatement of our consolidated financial statements may continue to require significant attention and resources of our management. We cannot assure you that the significant time and effort spent will not adversely affect our business, financial condition and results of operations.

We May Seek Additional Public Debt or Equity Financing, And Any Future Financing May Only Be Available On Disadvantageous Terms And Could Have A Dilutive Effect On The Holdings Of Existing Stockholders, Or May Not Be Available At All.

In the future, we may seek additional private or public debt or equity financing, which could have a dilutive effect on our stockholders. Any future financings may not be available on advantageous terms, or may not be available at all.

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

We Have Been And Continue To Be Subject To Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability, Which Claims And Perceptions, If Unresolved Or Not Addressed, Could Seriously Harm Our Business And Our Stock Price.

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, the decline in our stock price and the existing and potential litigation and other proceedings against us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may affect the market perception of our company, our products and our services. Any such reputational damage could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

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

Other Risks Related To Our Business

If We Are Unable To Develop Acceptable Products And Generate Demand For Such Products, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, requires a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations and financial condition. In addition, questions regarding our viability, our de-listing from The NASDAQ National Market and the existing and potential litigation and other proceedings against us may continue to adversely impact customer demand.

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

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructurings, among other reasons, and we believe our voluntary attrition rate is generally higher than the software industry’s average. Our workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. Additional restructuring activity may be required in the future that may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address supply optimization, sourcing optimization, demand optimization, fulfillment optimization and logistics optimization. We expect license revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including sales execution, product competitiveness and questions regarding our viability, which have led to a decline in our revenues. Other factors, such as competition and technological change as well as our de-listing from The NASDAQ National Market and the existing and potential litigation and other proceedings against us, could also adversely impact demand for, or market acceptance of, these applications.

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

Our software programs may contain errors or “bugs.” Although we conduct testing and quality assurance through a release management process, we may not discover bugs until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of bugs. Errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delays in market acceptance, diversion of development and consulting resources and claims against us by customers.

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

We May Have Difficulty Obtaining And Maintaining Cost-Effective Insurance, Which May Have A Material Adverse Effect On Our Business, Results Of Operations and Financial Condition.

We obtain insurance to cover a variety of potential risks and liabilities. In the future, it may become more difficult to maintain insurance coverage at reasonable levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material adverse effect on our business, results of operations and financial condition.

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our solution operations are located, and other foreign countries such as China and Russia where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Any litigation to defend our intellectual property rights could be time-consuming and costly.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. As a result, we may be subject to claims of intellectual property infringement such as the suit brought by Sky Technologies in April 2004. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties such as Sky Technologies may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could have a material adverse effect on our business, results of operations and financial condition.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 32% of our total revenues during the second quarter of 2004, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

The Expansion Of Our Operations In India Poses Significant Risks That Could Impair Our Ability To Develop Our Products, Implement Our Products Or Put Our Products At A Competitive Disadvantage.

We have shifted a large portion of our development and services capacity to India. However, we may not fully achieve the cost savings and other benefits that we anticipate from this program and we may not be able to attract or retain sufficient numbers of developers and consultants with the necessary skill sets in India to meet our needs. The distributed nature of our development and consulting resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, ability to obtain work permits, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

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

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 58% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, And An Affiliate Of Q Investments Have Significant Influence Over Stockholder Votes.

As of July 30, 2004, our current executive officers and directors together beneficially owned approximately 26% of the total voting power of our company, approximately 24% of which was beneficially owned by Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 25% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult For You To Resell Common Stock When You Want, At Prices You Find Attractive.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the first six months of 2004 the market price of our common stock on the over-the-counter Pink Sheets fluctuated between $0.78 and $2.45. The following factors could significantly affect the market price of our common stock:

•	Continued negative cash flows.
•	Additional equity or debt financing transactions.
•	Continued quarterly variations in our results of operations.
•	If approved, a reverse split of our common stock.
•	The market or system on which our common stock trades.
•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.
•	Technological innovations by our competitors or us.
•	Stock valuations or performance of our competitors.
•	General market conditions, geopolitical events or market conditions specific to particular industries.
•	Perceptions in the marketplace of performance problems involving our products and services.

In particular, the stock prices of many companies in the technology and emerging growth sectors have fluctuated widely, often due to events unrelated to their operating performance. These fluctuations may harm the market price of our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation was conducted by the SEC, class action securities and shareholder derivative litigation was commenced against us and one additional private securities action was commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we have settled the SEC enforcement proceedings against the company and have entered into a definitive agreement to settle the class action and derivative litigation.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there have been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made during the fall of 2001 by a former officer relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation. As discussed below, we recently settled SEC enforcement proceedings against the company.

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

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. Although we have vigorously defended against these lawsuits, as discussed below we have entered into a definitive agreement to settle the actions.

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

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and have advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. In addition, we may be obligated to continue to advance payment of legal fees and costs incurred by the individual defendants in the remaining lawsuits throughout the pendency of those actions. Although we have vigorously defended against these lawsuits, as discussed below we have entered into a definitive agreement to settle these actions.

Settlement of SEC Enforcement Proceedings

On June 9, 2004, the company settled the SEC enforcement proceedings referred to above. Without admitting or denying the SEC’s substantive findings against it, the company settled the enforcement proceedings by consenting to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws, and agreed to pay a $10 million civil penalty. The penalty was paid in June 2004 and the entire penalty proceeds will be distributed to certain of our stockholders.

The settlement of the SEC enforcement proceedings covers the company only. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the company has recently learned that the US Attorney’s Office for the Northern District of Texas has sought to interview certain current and former employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount is $85 million, which includes $43 million that will be covered by our insurance policies and $42 million that will be paid by the company. To fund a portion of the $42 million payable by the company in connection with this settlement, the company entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions. On May 26, 2004, the sale of common stock to Sanjiv Sidhu closed and funded.

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, is subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. On June 24, 2004, the court entered an order, inter alia, preliminarily approving the settlement, authorizing the distribution of notice of the settlement to potential class members and setting a hearing for final approval of the settlement for October 1, 2004. The settlement does not cover the private securities action discussed below.

Private Securities Action

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company is not named as a defendant in this action. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of four purported purchasers of a total of 610,250 shares of our common stock from March 2001 through August 2002. On June 24, 2004, plaintiffs filed a first amended complaint seeking substantially the same relief as sought in the original complaint. On August 6, 2004, motions on behalf of all of the defendants to dismiss the first amended complaint were filed. As this action is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements.

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

Internal Revenue Service Audit

We are currently being examined by the Internal Revenue Service regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company. Such penalties could be significant, however, and the company presently intends to seek abatement of all or a portion of any such penalties which might be assessed. Since we do not believe it is possible at this time to estimate the amount of penalties the IRS may assess, no accrual for a loss contingency relating to this matter has been recorded.

Certain Accruals

We recorded an accrual of $42.0 million in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation. As described above, we have reached a definitive agreement to settle the class action and derivative litigation, subject to court approval. In the quarter ended June 30, 2004, we paid $42 million into the registry of the court to fulfill our obligations under the definitive agreement. Any change to the terms of the settlement contained in the definitive agreement could involve additional cash payments which are not accrued in our condensed consolidated financial statements for the quarter ended June 30, 2004.

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for other matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matters described in this Item 1 over and above the amount, if any, that has been estimated and accrued in the accompanying condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations. See Note 7—Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the $100 million equity investment by an affiliate of Q Investments, we amended the Rights Agreement, dated as of January 17, 2002, between the company and Mellon Investor Services, LLC. The amendment provides that R2 Investments, LDC will not be an “Acquiring Person” under such Rights Agreement, after taking into account the shares beneficially owned by the investor as of April 27, 2004 and shares that may be issued upon conversion of any securities convertible into or exchangeable for our common stock (“Common Stock Equivalents”) beneficially owned by R2 Investments, LDC as of April 27, 2004 (the “Current Ownership Interest”), as a result of (i) the execution and delivery of the Preferred Stock Purchase Agreement and the consummation of the transactions contemplated thereby, (ii) the acquisition of the shares of 2.5% Series B Convertible Preferred Stock, the shares of our common stock upon a conversion of the Preferred Stock and the acquisition of any additional securities pursuant to the terms of the Preferred Stock Purchase Agreement and (iii) the acquisition of shares of our common stock or Common Stock Equivalents after the date of the Preferred Stock Purchase Agreement; provided that the amount specified in clause (iii) when added to the Current Ownership Interest does not exceed 15% of the shares of our common stock then outstanding.

In connection with the issuance and sale by us of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, we further amended the Rights Agreement to exclude Mr. Sidhu from the definition of “Acquiring Person” under such Rights Agreement with respect to (i) shares of our common stock beneficially owned by Mr. Sidhu as of the date of the Rights Agreement, (ii) the $20.0 million of common stock acquired by Mr. Sidhu and (iii) up to an additional 5% of our outstanding common stock, measured at the time Mr. Sidhu acquired such common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

On July 22, 2004, we announced that we had selected an executive search firm to conduct a search for a new Chief Executive Officer and President. At this time, it is our intention that Sanjiv Sidhu would retain his title as Chairman. In addition, Janet Eden-Harris, our Executive Vice President, Strategy and Chief Marketing Officer, has announced her intention to depart the company in the third quarter of 2004 to pursue other opportunities.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit Number	Description
31.1	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.
31.2	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Sanjiv S. Sidhu, the President and Chief Executive Officer of i2.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

(b)  Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

•	Current Report on Form 8-K (Item 5) on April 5, 2004, which announced that i2 Technologies (Netherlands) B.V. received notice from Shell Global Solutions International B.V. that Shell was purporting to terminate the license and development agreement between the parties.
•	Current Report on Form 8-K (Items 7, 9 and 12) on April 26, 2004, which announced the release of our first quarter 2004 financial results. The financial information was furnished in the press release attached as Exhibit 99.1 to the Form 8-K.
•	Current Report on Form 8-K (Item 5) on May 4, 2004, which announced that we had entered into a Preferred Stock Purchase Agreement with R2 Investments, LDC whereby R2 Investments, LDC had agreed to purchase, subject to certain conditions, 100,000 shares of 2.5% Series B Convertible Preferred Stock at a purchase price of $1,000 per Series B Share. The following documents were filed as exhibits to the Form 8-K: (i) Exhibit 3.1—Form of Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc., (ii) Exhibit 4.1—Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 Technologies, Inc. and R2 Investments, LDC, (iii) Exhibit 4.2—First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 Technologies, Inc. and Mellon Investor Services LLC, (iv) Exhibit 10.1—Form of Registration Rights Agreement to be entered into by and between i2 Technologies, Inc. and R2 Investments, LDC, and (v) Exhibit 99.1—Press Release dated April 27, 2004.

•	Current Report on Form 8-K (Items 5 and 7) on May 14, 2004, which announced that the company entered into a Stock Purchase Agreement, dated as of April 28, 2004, with Sanjiv Sidhu, the Chairman, CEO and President of the company pursuant to which Mr. Sidhu agreed to purchase $20 million of the company’s common stock at a price per share determined by a formula. The following documents were filed as exhibits to the Form 8-K: (i) Exhibit 4.1 — Second Amendment to Rights Agreement, dated as of April 28, 2004, between i2 Technologies, Inc. and Mellon Investor Services LLC, (ii) Exhibit 10.1 — Stock Purchase Agreement, dated as of April 28, 2004, between i2 Technologies, Inc. and Sanjiv Sidhu, and (iii) Exhibit 99.1 — Press Release dated April 28, 2004.
•	Current Report on Form 8-K (Items 5 and 7) on May 21, 2004, which announced that the company had reached a definitive agreement to settle the consolidated shareholder class action and derivative litigation pending in the U.S. District Court for the Northern District of Texas (Dallas Division). The following documents were filed as exhibits to the Form 8-K: (i) Exhibit 10.1 — Stipulation and Agreement of settlement with Certain Defendants, dated May 7, 2004, and (ii) Exhibit 99.1 — Press Release dated May 10, 2004.
•	Current Report on Form 8-K (Items 5, 7 and 9) on June 14, 2004, which announced (i) the closing and funding of the sale of $20 million of company common stock to Sanjiv Sidhu, our Chairman, CEO and President, (ii) the closing and funding of the sale of 100,000 shares of 2.5% Series B Convertible Preferred Stock of the company to R2 Investments, LDC, an affiliate of Q Investments, and (iii) the appointment of Pranav Parikh, a portfolio manager of R2 Investments, LDC, to the board of directors of the company as a designee of R2 Investments, LDC. The following documents were filed as exhibits to the Form 8-K: (i) Exhibit 3.1 — Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc., dated as of May 26, 2004, (ii) Exhibit 10.2 — Registration Rights Agreement, dated as of June 3, 2004, by and between i2 Technologies, Inc. and R2 Investments, LDC, and (iii) Exhibit 99.1 — Press Release dated June 3, 2004.
•	Current Report on Form 8-K (Items 5 and 7) on June 16, 2004, which announced the settlement of Securities and Exchange Commission enforcement proceedings against the company. A press release regarding the SEC settlement was attached as Exhibit 99.1 to the Form 8-K.

After the quarter ended June 30, 2004 and prior to the filing of this Report, we filed the following report on Form 8-K:

•	Current Report on Form 8-K (Items 7, 9 and 12) on July 27, 2004, which announced the release of our second quarter 2004 financial results. The financial information was furnished in the press release attached as Exhibit 99.1 and the earnings script attached as Exhibit 99.2 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

i2 TECHNOLOGIES, INC.

August 9, 2004	By:	/s/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)