Form 10-Q
period 2004-09-30
I2 TECHNOLOGIES INC
filed 2004-11-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 22, 2004 the Registrant had 460,062,306 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$245,992	$288,822
Restricted cash	8,831	15,532
Short-term investments, at fair value	14,645	5,000
Accounts receivable, net of allowance for doubtful accounts	39,458	36,746
Deferred contract costs	3,785	6,995
Other current assets	20,091	27,529

Total current assets	332,802	380,624

Long-term investments, at fair value	11,953	—
Premises and equipment, net	20,568	28,483
Intangible assets, net	2,772	4,647
Goodwill	16,620	16,620

Total assets	$384,715	$430,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	15,662	$20,853
Accrued liabilities	51,123	109,499
Accrued compensation and related expenses	27,408	27,380
Deferred tax liabilities	2	9
Deferred revenue	153,612	212,753

Total current liabilities	247,807	370,494

Other long-term liabilities	—	18
Long-term debt	316,800	356,800

Total liabilities	564,607	727,312

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150,000 shares authorized, 100,000 shares issued and outstanding	95,481	—
Common stock, $0.00025 par value, 2,000,000,000 shares authorized, 460,062,306 and 434,133,097 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	115	109
Additional paid-in capital	10,400,052	10,376,937
Accumulated other comprehensive income (loss)	(402)	217
Accumulated deficit	(10,675,138)	(10,674,201)

Net stockholders’ deficit	(179,892)	(296,938)

Total liabilities and stockholders’ deficit	$384,715	$430,374

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$17,441	$14,199	$41,856	$50,619
Development services	7,510	5,185	23,319	20,045
Contract	29,130	30,999	67,070	112,546
Services	26,781	28,920	76,318	99,328
Reimbursable expenses	2,458	2,900	8,206	10,670
Maintenance	27,742	35,116	88,544	104,054

Total revenues	111,062	117,319	305,313	397,262

Cost and expenses:
Cost of revenues:
Software licenses	3,816	(693)	7,189	2,160
Development services	3,353	5,697	14,004	11,406
Contract	2,079	4,078	3,210	17,232
Amortization of acquired technology	90	145	369	435
Reimbursable expenses	2,458	2.900	8,206	10,670
Services and maintenance	25,915	31,982	82,413	103,424
Sales and marketing	19,326	20,915	60,838	68,042
Research and development	16,612	20,318	55,418	62,676
General and administrative	17,253	12,708	55,467	50,703
Amortization of intangibles	—	39	39	501
Restructuring charges and adjustments	(670)	5,202	3,575	5,578

Total costs and expenses	90,232	103,291	290,728	332,827

Operating income	20,830	14,028	14,585	64,435

Total non-operating expense, net	1,788	4,126	11,257	10,651

Income before income taxes	19,042	9,902	3,328	53,784
Income tax expense	1,176	2,765	3,281	4,301

Net Income	$17,866	$7,137	$47	$49,483

Preferred stock dividends and accretion	742	—	989	—

Net income (loss) applicable to common stockholders	$17,124	$7,137	$(942)	$49,483

Net income (loss) per common share:
Basic	$0.04	$0.02	$0.00	$0.11

Diluted	$0.04	$0.02	$0.00	$0.11

Weighted-average common shares outstanding:
Basic	459,148	433,428	446,054	433,062
Diluted	461,104	436,417	446,054	451,739

Comprehensive income (loss):
Net income (loss) applicable to common stockholders	$17,124	$7,137	$(942)	$49,483
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale securities arising during the period	281	(22)	(109)	(7)
Foreign currency translation adjustments	139	720	(510)	1,529

Total other comprehensive income (loss)	420	698	(619)	1,522

Total comprehensive income (loss)	$17,544	$7,835	$(1,561)	$51,005

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$47	$49,483
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,053	19,545
Write-down of equipment	—	557
Recovery from bad debts charged to costs and expenses	(1,443)	(3,999)
Deferred compensation	991	1,069
Deferred income taxes	—	(2,193)
Loss on disposal of assets	330	—
Gain on extinguishment of debt	(2,223)	(3,435)
Net loss realized on investments	—	1
Changes in operating assets and liabilities:
Restricted cash	6,701	517
Accounts receivable, net	(1,255)	13,400
Deferred contract costs	3,210	6,402
Other assets	7,392	12,222
Accounts payable	(5,180)	(2,678)
Accrued liabilities	(59,212)	(44,706)
Accrued compensation and related expenses	57	(12,302)
Deferred revenue	(58,944)	(95,109)

Net cash (used in) operating activities	(99,476)	(61,226)

Cash flows from investing activities:
Contingent consideration paid related to a 2001 acquisition	—	(712)
Purchases of premises and equipment	(1,642)	(915)
Proceeds from sale of assets	620	—
Purchase of short-term investments	(30,000)	—
Proceeds from sales of short-term investments	35,000	5,000
Proceeds from sales of long-term investments	—	33,000
Purchases of long-term investments	(26,708)	—

Net cash provided by (used in) investing activities	(22,730)	36,373

Cash flows from financing activities:
Payment of note issued in acquisition of TSC	—	(57,495)
Repurchase of convertible subordinated notes	(37,400)	—
Proceeds from sale of series B preferred stock, net of issuance costs	95,325	—
Proceeds from sale of common stock, net of issuance costs	19,733	—
Net proceeds from option exercises and stock issued under employee stock purchase plans	2,399	8

Net cash provided by (used in) financing activities	80,057	(57,487)
Effect of exchange rates on cash	(681)	619
Net change in cash and cash equivalents	(42,830)	(81,721)

Cash and cash equivalents at beginning of period	288,822	402,177

Cash and cash equivalents at end of period	$245,992	$320,456

Supplemental cash flow information:
Interest paid	$9,795	$14,804
Interest received	$2,759	$4,466
Income taxes paid (net of refunds received)	$2,379	$3,838

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

Stock-Based Compensation Plans. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement of Financial Accountings Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, “ requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the three months and nine months ended September 30, 2004; risk-free interest rate of 3.28 % and 2.99%; market price volatility factor of 1.13 and 1.19; a weighted-average expected life of the options of four years; and no dividend yields. For the options granted during the three months and nine months ended September 30, 2003, these values were; risk-free interest rate of 2.6% and 2.4%; market price volatility factor of 1.27 and 1.26; a weighed-average expected life of the options of four years; and no dividend yields.

The following pro forma information presents net income (loss) applicable to common stockholders and income (loss) per common share for the three and nine months ended September 30, 2004 and 2003 had the fair value method under SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net income (loss) applicable to common stockholders, as reported	$17,124	$7,137	$(942)	$49,483
Add: Stock-based employee compensation expense included in reported net income (loss)	349	312	1,135	1,069
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,994)	(34,069)	(39,776)	(105,229)

Pro forma net income (loss)	$9,479	$(26,620)	$(39,583)	$(54,677)

Earnings (loss) per common share – Basic:
As reported	$0.04	$0.02	$0.00	$0.11
Pro forma	$0.02	$(0.06)	$(0.09)	$(0.13)

Earnings (loss) per common share – Diluted:
As reported	$0.04	$0.02	$0.00	$0.11
Pro forma	$0.02	$(0.06)	$(0.09)	$(0.13)

Allowance For Doubtful Accounts. Our allowance for doubtful accounts was $1.3 million and $3.1 million at September 30, 2004 and December 31, 2003, respectively. The decrease in our allowance for doubtful accounts is a result of a credit for bad debts charged to expenses of $1.5 million and write-offs, net of recoveries and other credit adjustments, of $0.3 million. The credit for bad debts was due to an increased collection of past due receivables. Our provision for doubtful accounts is included as a component of sales and marketing expense and services and maintenance expense in our statement of operations.

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

	September 30, 2004	December 31, 2003
	(in thousands)
Short-term time deposits	$13,671	$19,956
Obligations of state and local municipalities	25,000	35,600
Corporate bonds and notes	86,600	146,399
Commercial paper	23,000	5,000

	$148,271	$206,955

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments at December 31, 2003 and September 30, 2004 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2003
Obligations of state and local municipalities	$5,000	$—	$—	$5,000

September 30, 2004
U.S. governmental obligations	$14,705	$—	$60	$14,645

Investments in debt securities with remaining maturities in excess of one year when acquired by us are classified as available for sale and reported as long-term investments in the condensed consolidated balance sheets. All long-term debt securities outstanding at September 30, 2004 will contractually mature within 18 months. We had no long–term investments at December 31, 2003. Long-term investments were as follows at September 30, 2004:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2004
U.S. government obligations	$12,002	$—	$49	$11,953

3. Borrowings and Debt Issuance Costs

On August 18, 2004, we retired $40.0 million of our convertible subordinated notes due on December 15, 2006. We recognized a net $2.2 million gain for the early retirement of this debt due to a 6.5% purchase discount. This gain is reported in the total non-operating expense, net line item of the condensed consolidated statements of operations and comprehensive income (loss).

The remaining $310.0 million of outstanding convertible subordinated notes are due to mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. Since December 20, 2002, we have had the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restructuring Charges and Adjustments

2004 Restructuring Plan. In response to our operating losses, in March 2004 we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, we finalized our restructuring plan and an additional 152 employees were involuntarily terminated. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2004, we recorded restructuring charges totalling approximately $0.6 million related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments to be paid to the 152 employees involuntarily terminated. No additional severance costs were incurred during the third quarter of 2004. As of September 30, 2004, an accrual of approximately $0.1 million for the severance payments remaining to be made in subsequent periods related to the 2004 involuntary terminations remains in accrued liabilities.

2002 Restructuring Plan. In July 2002, we initiated a global restructuring plan to reduce our operating expenses and to bring them into alignment with our revenue levels. Overall expense reductions were necessary to lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters of 2002 primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and the remaining actions, such as additional office closures and consolidations and asset disposals, were completed during 2003. During 2002, we recorded restructuring charges totalling $111.9 million. Of this amount, $56.8 million related to employee severance and termination, $35.2 million related to office closure and consolidation and $19.9 million related to asset disposal losses.

2001 Restructuring Plan. During 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to increasing net losses and declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001, with the remaining actions, including closing and consolidating certain offices, completed in 2002. During 2001, we recorded restructuring charges totalling $113.3 million. Of this amount, $60.7 million related to employee severance and termination, $41.6 million related to office closure and consolidation and $11.0 million related to asset disposal losses. As of September 30, 2004, approximately $0.4 million of the employee severance and termination portion of the restructuring accrual and all of the office closure and consolidation portion of the restructuring accrual relates to activities initiated in 2001 and 2002.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Restructuring Accrual

The following table summarizes the 2004 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at September 30, 2004 and December 31, 2003:

	Employee Severance and Termination	Office Closure and Consolidation	Total
	(in thousands)
Remaining accrual balance at December 31, 2003	$3,417	$11,590	$15,007
2004 restructuring plan expense	575	—	575
Cash payments	(2,766)	(1,916)	(4,682)

Remaining accrual balance at March 31, 2004	$1,226	$9,674	$10,900
2004 restructuring plan expense	4,378	—	4,378
Adjustment to 2001 and 2002 restructuring plans	—	(708)	(708)
Cash payments	(4,307)	(1,923)	(6,230)

Remaining accrual balance at June 30, 2004	$1,297	$7,043	$8,340

2004 restructuring plan expense	64	—	64
Adjustment to 2001 and 2002 restructuring plans	—	(734)	(734)

Cash payments	(736)	(813)	(1,549)

Remaining accrual balance at September 30, 2004	$625	$5,496	$6,121

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

The accrual for office closure and consolidation of $5.5 million at September 30, 2004 represents future payments to be made for facilities that we have exited as part of our 2001 and 2002 restructuring plans. This accrual is net of estimated sublease income of $4.6 million. We entered into three additional sublease arrangements during the three months ended September 30, 2004 which are expected to generate additional sublease income of $0.7 million during the terms of the subleases.

5. Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted and, using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nine month period ended September 30, 2004, the basic and dilutive loss per common share are the same. There were 211.2 million and 132.9 million anti-dilutive shares for the three months and nine months ended September 30, 2004, respectively. The anti-dilutive common stock equivalents for the three and nine month periods ended September 30, 2003 were 69.0 million common shares. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Basic earnings per share of common stock – weighted average common shares outstanding	459,148	433,428	446,054	433,062

Effect of dilutive securities:
Outstanding stock option, warrant, and stock rights awards	1,956	2,989	—	2,106
Convertible debt				16,571
Convertible preferred stock	—	—	—	—

Diluted earnings per share – weighted average common and common equivalent shares outstanding	461,104	436,417	446,054	451,739

6. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions designed to help enterprises optimize business processes both internally and among trading partners. Statement of Financial Accounting Standards (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer (“CEO”), in deciding how to allocate resources and in assessing performance.

We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international systems consulting and integration firms and other industry-related partners. Our CEO evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We have not consistently allocated revenues from such sales to individual products for internal or general-purpose financial statements.

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
United States	$70,912	$72,536	$196,757	$245,344
Non- US Americas	2,483	2,334	7,358	10,589
EMEA	18,644	22,710	53,417	87,844
Greater Asia Pacific (Formerly APAC and Japan)	19,023	19,739	47,781	53,485

	$111,062	$117,319	$305,313	$397,262

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from international operations totalled $40.2 million and $44.8 million during the three months ended September 30, 2004 and 2003, respectively. Revenues from international operations totalled $108.6 million and $151.9 million during the nine months ended September 30, 2004 and 2003, respectively.

During the three months ended September 30, 2004, one customer accounted for 17% of total revenues. During the three month and nine month periods ended September 30, 2003, one customer accounted for 13% of total revenues. No other customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2004 and 2003.

Long-lived assets by geographic region, as reported to our CEO, were as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
United States	$48,402	$44,016
Non-US Americas	111	781
EMEA	1,008	1,170
Greater Asia Pacific (Formerly APAC and Japan)	2,392	3,783

	$51,913	$49,750

7. Commitments and Contingencies

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation was conducted by the SEC, class action securities and shareholder derivative litigation was commenced against us and one additional private securities action was commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we have recently settled the SEC enforcement proceedings against the company and the class action and derivative litigation.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there had been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made by a former officer during the fall of 2001, relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation. As discussed below, we recently settled SEC enforcement proceedings against the company.

Class Action Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers and directors. The cases were consolidated, and in August 2001 the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleged that we and certain of our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. By stipulation, in December 2002, the court certified the plaintiff class.

Beginning in April 2003, additional purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints brought claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Specifically, these actions alleged that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts, (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition, and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contended that such statements caused our stock price to be artificially inflated. The complaints sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003.

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. As discussed below, we have settled the actions.

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

In April and May 2003, two additional purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The complaints alleged that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by (i) causing us to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, (ii) selling shares of our common stock while in possession of material adverse non-public information regarding our financial statements and (iii) securing personal loans using our allegedly artificially inflated stock price. In July 2003, these lawsuits were consolidated for all purposes. Plaintiffs amended their consolidated complaint to add a claim that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, seeking recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. A motion to dismiss the actions was filed, and on January 26, 2004, the motion was

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted and judgment was entered against the plaintiffs. An appeal of that decision was filed on February 24, 2004. In light of the settlement of the class action litigation and derivative litigation discussed below, the Court entered an unopposed motion to stay the appeal pending the entry of a final order approving settlement. The final order and judgment approving settlement was entered on October 1, 2004, and we expect the Court to dismiss the appeal with prejudice. The appeal of the final order and judgment discussed below should not affect the dismissal of the appeal with prejudice as requested by the parties pursuant to the terms of the settlement agreement.

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

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and we advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. As discussed below, we have settled the actions that had not been previously dismissed.

Settlement of SEC Enforcement Proceedings

On June 9, 2004, the company settled the SEC enforcement proceedings referred to above. Without admitting or denying the SEC’s substantive findings against it, the company settled the enforcement proceedings by consenting to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws, and agreed to pay a $10 million civil penalty. The penalty was paid in June 2004 and the entire penalty proceeds will be distributed to certain current or former stockholders.

The settlement of the SEC enforcement proceedings covers the company only. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the company has learned that the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount was $85.0 million, which included $43.0 million that was covered by our insurance policies and $42.0 million that was paid by the company. To fund a portion of the $42.0 million payable by the company in connection with this settlement, the company entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions. On May 26, 2004, the sale of common stock to Sanjiv Sidhu closed and funded. The settlement, which does not reflect any admission of wrongdoing by the

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company or its directors and officers, was subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. On June 24, 2004, the court entered an order, inter alia, preliminarily approving the settlement, authorizing the distribution of notice of the settlement to potential class members and setting a hearing for final approval of the settlement for October 1, 2004. On October 1, 2004, the court entered an order and final judgment approving the settlement. Approximately 0.015% of potential class members who claim to have purchased a total of approximately 0.3% of the shares of our stock eligible to participate in the class action, excluded themselves from the settlement. The settlement does not cover the private securities action discussed below. Two parties who objected to the settlement solely on grounds relating to the award of attorneys’ fees filed a notice of appeal on October 27, 2004. A briefing schedule has not yet been set. As this appeal is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements.

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

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman, Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleges fraudulent inducement, breach of contract, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between the company and Kmart. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. As this action is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements. We intend to vigorously defend the company against this action.

Certain Accruals

We recorded an accrual of $42.0 million in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation. As described above, we reached a definitive agreement to settle the class action and derivative litigation, and the court entered an order and final judgment approving the settlement on October 1, 2004. In the quarter ended June 30, 2004, we paid $42.0 million into the registry of the court to fulfill our obligations under the definitive agreement.

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

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we plan to advance or indemnify certain current and former directors, officers and employees for fees and expenses incurred by them in connection with the private securities action resulting from the 2003 restatement of our consolidated financial statements, the related governmental investigations and other matters.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we expect to advance fees and expenses incurred by certain officers and employees in connection with the private securities action resulting from the 2003 restatement of our consolidated financial statements, the related governmental investigations and other matters.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was serving, at our request in such capacity. During the three and nine months ended September 30, 2004, we incurred approximately $1.5 million and $3.2 million of expense for legal fees and expenses incurred by current and former employees.

8. Stock Transactions

On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc. to R² Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price, which is initially $.926 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control of the company, unless otherwise agreed to by holders of a majority of outstanding Series B shares, the company will be required to redeem the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. For the three months ended September 30, 2004, we recorded issuance cost accretion of approximately $0.1 million and we accrued $0.6 million related to our Series B preferred stock dividend that will be settled semi-annually beginning in December 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We have experienced substantial negative cash flows and we may not achieve a return to positive cash flow. The inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity, and, eventually, threaten our solvency and our ability to repay debts when they come due.

•	We may not benefit from increased demand in the market for information technology and an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could also harm our business and impair our liquidity.

•	We may not be competitive and increased competition could seriously harm our business.

•	Further loss of key personnel, including customer-facing employees, or our failure to attract a suitable candidate for our Chief Executive Officer position, may negatively affect our operating results and revenues and seriously harm our company.

•	In the future, we may seek additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. Any future financings may not be available on advantageous terms or may not be available at all.

•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the third quarter of 2004 to our critical accounting policies, as described in our 2003 Annual Report on Form 10-K/A filed on March 17, 2004.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2004	Percent of Total Revenue	Three Months Ended September 30, 2003	Percent of Total Revenue	Nine Months Ended September 30, 2004	Percent of Total Revenue	Nine Months Ended September 30, 2003	Percent of Total Revenue
	(dollars in thousands)
Revenues
Software products	$6,017	6%	$4,666	4%	$12,348	4%	$20,976	6%
Content subscriptions and other recurring revenue	11,424	10%	9,533	8%	29,508	10%	29,643	7%

Software licenses	$17,441	16%	$14,199	12%	$41,856	14%	$50,619	13%
Development services	7,510	7%	5,185	4%	23,319	8%	20,045	5%
Contract	29,130	26%	30,999	26%	67,070	22%	112,546	28%
Services	26,781	24%	28,920	25%	76,318	25%	99,328	25%
Reimbursable expenses	2,458	2%	2,900	3%	8,206	2%	10,670	3%
Maintenance	27,742	25%	35,116	30%	88,544	29%	104,054	26%

Total revenues	$111,062	100%	$117,319	100%	$305,313	100%	$397,262	100%

Total revenues decreased $6.3 million, or 5%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Total revenues decreased $92.0 million, or 23%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Details of our revenues are presented below.

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $17.4 million, or 16% of total revenues, for the three months ended September 30, 2004, increasing $3.2 million, or 23%, from the same period in 2003. Software license revenue totalled $41.9 million, or 14% of total revenues, for the nine months ended September 30, 2004, decreasing $8.8 million, or 17%, from the same period in 2003.

Revenue from software product sales totalled $6.0 million, or 34%, of our total software license revenue, for the three months ended September 30, 2004. Software product sales revenue increased $1.4 million, or 29%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in revenue from software product sales in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is primarily related to a recent increase in sales activity as well as an increase in the sale of software to customers not requesting customization. Revenue from software product sales totalled $12.3 million, or 30%, of our total software license revenue for the nine months ended September 30, 2004. Software product sales revenue decreased $8.6 million, or 41%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in revenue from software products sales in the nine months ended September 30, 2004 as compared to the comparable period in 2003 resulted from a decline in sales arising from deal execution challenges, reduction in sales and marketing capacity, increased competition and related pricing pressures and an increasing number of transactions sold with development services that will be recognized as development services revenue in future periods. Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have led our customers and prospects to voice concerns about our continued financial viability, which has continued to contribute to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited, and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth from software product sales.

Revenue from content subscriptions and other recurring revenue classified as software license revenue increased $1.9 million, or 20%, for the three months ended September 30, 2004 versus the comparable period in 2003. Revenue from content subscriptions and other recurring revenue classified as software license revenue decreased $0.1 million, or 0.5%, for the nine months ended September 30, 2004 versus the comparable period in 2003. The decrease in the nine months ended September 30, 2004 compared to the comparable period in 2003 is primarily due to a decline in the market for content and content services and increased competition, which has resulted in downward price pressure and a decline in content subscription renewals. Partially offsetting the decrease associated with content subscriptions for the nine months ended September 30, 2004, and resulting in an increase for the three months ended September 30, 2004 compared to the comparable period in 2003 was revenue related to three large recurring revenue transactions entered into during the second quarter of 2004. These three transactions resulted in recurring revenues of $2.4 million and $3.5 million during the three and nine months ended September 30, 2004, respectively. These transactions, which each carry terms of three years or more, include rights to all current and future products that become available during the term of each respective contract. The revenues related to our subscription arrangements are recognized ratably over the term of the arrangement. Although we may pursue additional transactions of this nature, there can be no assurance their impact will offset any further declines in revenue from content subscriptions.

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

Development Services. Development services revenue includes our license of software products and our agreement with customers to provide services to customize or enhance the software in accordance with specific customer requirements and/or other services associated with implementations that we have determined are essential to the functionality of the software as defined in SOP 97-2, Software Revenue Recognition. Under these circumstances, our services are essential to provide the required functionality, and we therefore recognize revenue in accordance with SOP 81-1 using either the percentage-of-completion method or the completed contract method. Revenue from development services projects increased $2.3 million, or 45%, during the three months ended September 30, 2004 over the comparable period in 2003. Revenue from development services projects increased $3.3 million, or 16%, during the nine months ended September 30, 2004 over the comparable period in 2003. Based on our historical trends, we expect development services to continue to fluctuate on a quarterly basis due to the timing of revenue recognition on these projects. In any period, development services revenue is dependent upon a variety of factors, including:

•	the volume of development services transactions booked during the current and preceding periods;

•	the number and availability of our internal developers actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Contract. Contract revenue consists of fees generated from certain license, services and maintenance revenue from those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Contract revenues are recognized when the related underlying obligations are satisfied and typically are not associated with current quarter business and cash collections. Contract revenues decreased $1.9 million, or 6%, for the three months ended September 30, 2004 compared to the same period in 2003 and decreased $45.5 million, or 40%, for the nine months ended September 30, 2004 compared to the same period in 2003. As of September 30, 2004, the deferred contract revenue balance was $56.8 million. We expect contract revenues to continue to fluctuate significantly on a quarterly basis due to the timing of contract negotiations and other revenue recognition events.

Services. Services revenue consists of fees generated by providing services to customers, including consulting and training. Services revenue decreased $2.1 million, or 7%, during the three months ended September 30, 2004 compared to the same period in 2003 and decreased $23.0 million, or 23%, during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in services revenue during the 2004 periods was primarily due to the lower volume of license sales, which led to fewer implementations, and competitive rate pressures on consulting engagements. Additionally, as we focus on new technologies that may involve providing services to customize or enhance the software requested by our customers, fees received in conjunction with providing those services are classified as development services revenue as described above.

During the three and nine months ended September 30, 2004, we continued to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced information technology spending of our customers. Additionally, the increased use of our consultants in India has caused our global blended consulting rates to continue to decrease during 2004. There can be no assurance that the rates we charge for consulting and implementation services will improve, or even remain at current levels. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, we expect services revenue to continue to decline unless and until we experience a sustained increase in our software product licenses. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

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

Reimbursable Expenses. The decrease in reimbursable expenses during the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003 is consistent with the decrease in our services revenue in the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003. Reimbursable expenses will generally fluctuate in direct relation to our services revenue.

Maintenance. Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and updated user documentation. Maintenance revenue decreased $7.4 million and $15.5 million, or 21% and 15%, for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease in maintenance revenue during the 2004 periods resulted from a continued decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes and dollar amounts of software license bookings. In addition, three large recurring revenue transactions closed during the second quarter of 2004 with customers that had previously utilized our software through perpetual license agreements and annual maintenance contracts. The license and maintenance fees recognized from these transactions is accounted for as license subscription revenue which is reported in our condensed consolidated statement of operations as software license revenue. The associated decrease in maintenance revenue for the three months ended September 30, 2004 and for future quarters during the terms of these transactions is approximately $1.0 million. There can be no assurance that the number of maintenance renewals will improve, or even remain at current levels. We expect maintenance revenue to continue to decline unless and until we experience a sustained increase in our software license bookings.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Asia and Canada. International revenue totalled $40.2 million, or 36% of total revenue, and $108.6 million, or 36% of total revenue, during the three and nine month periods ended September 30, 2004, respectively, compared to $44.7 million, or 38%, and $151.9 million, or 38%, during the comparable three and nine month periods in 2003. The decrease in international revenue during the 2004 periods, were the result of deal execution challenges, reduction in sales and marketing capacity, increased competition and related pricing pressures. Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have also caused our international customers and prospects to voice concerns about our continued financial viability, which has continued to contribute to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth.

During the three months ended September 30, 2004, one individual customer accounted for 17% of total revenues. During the three and nine month periods ended September 30, 2003, one customer accounted for 13% of total revenues. No other customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2004 and 2003.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2004	Gross Margin	Three Months Ended September 30, 2003	Gross Margin	Nine Months Ended September 30, 2004	Gross Margin	Nine Months Ended September 30, 2003	Gross Margin
	(dollars in thousands)
Software Licenses	$3,816	78%	$(693)	105%	$7,189	83%	$2,160	96%
Development services	3,353	55%	5,697	-10%	14,004	40%	11,406	43%
Contract	2,079	93%	4,078	87%	3,210	95%	17,232	85%
Amortization of acquired technology	90		145		369		435
Reimbursable expenses	2,458		2,900		8,206		10,670
Service and maintenance	25,915	52%	31,982	50%	82,413	50%	103,424	49%

Total cost of revenue	$37,711		$44,109		$115,391		$145,327

Cost of Software Licenses. Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized;

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement;

•	Costs related to user documentation;

•	Costs related to reproduction and delivery of software;

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses increased $4.5 million, or 650%, for the three months ended September 30, 2004 compared to the same period in 2003. The increase is mainly due to the $1.8 million reversal of third party commission accruals in the third quarter of 2003 that were no longer payable, a royalty payment of approximately $0.5 million related to one transaction in the third quarter of 2004, and a general increase in the fixed cost portion of our cost of license. Excluding the effect of the accrual reversal, software license margin decreased from 92% to 78%. Cost of software licenses increased $5.0 million, or 233%, for the nine months ended September 30, 2004 compared to the same period in 2003. The increase was mainly caused by $1.0 million of net additional reversals of accruals for third party commissions and royalties in 2003 compared to 2004, royalty payments of approximately $0.5 million related to one transaction during each of the second and third quarters of 2004, and a general increase in the fixed cost portion of our cost of license. The software license margin for the nine months ended September 30, 2004 decreased to 83% from 96% for the comparable period in 2003. Excluding the effects of any accrual reversals, we expect the gross margin on software license sales to remain relatively consistent over the near term.

Cost of Development Services. The cost of development services includes the salary and other related costs of the employees or third parties that provide our services to customize or enhance the software for the customer. Cost of development services decreased $2.3 million, or 41%, for the three months ended September 30, 2004 compared to the same period in 2003. Cost of development services increased $2.6 million, or 23%, for the nine months ended September 30, 2004 compared to the same period in 2003. The gross margin on this business will vary as a result of the timing of revenue recognition, which in some arrangements is impacted by the attainment of contractual milestones. During the three months ended September 30, 2004 as compared to the same period in 2003, the gross margin on this business increased from a negative margin to 55%, which is primarily the result of the termination of a large development services project during the first quarter of 2004 that had a low gross margin.

Cost of Contract. Cost of contract includes costs associated with those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Cost of contract decreased $2.0 million, or 49%, for the three months ended September 30, 2004 compared to the same period in 2003 and decreased $14.0 million, or 81%, for the nine months ended September 30, 2004 compared to the same period in 2003. As of September 30, 2004, we had $3.8 million remaining in deferred contract costs. The timing of recognizing the remaining contract costs is uncertain, and is dependent upon the timing of recognition of the related deferred contract revenues. Consistent with contract revenue, these costs typically are not associated with current quarter business or cash payments.

Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. The total cost of services and maintenance decreased $6.1 million, or 19%, and $21.0 million, or 20%, for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Service and maintenance headcount decreased 14% during the 2004 periods, which contributed to a significant decrease in compensation-related expenses incurred by the services and maintenance organization. In addition, our increased utilization of India-based personnel to provide services and maintenance has also caused a decrease in this expense.

Reimbursable Expenses. The decrease in reimbursable expenses during the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003 is consistent with the decrease in our services revenue in the corresponding periods. Reimbursable expenses will generally fluctuate in direct relation to our services revenue.

Amortization of Acquired Technology. In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology decreased by approximately $55,000 and $65,000 for the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003. Our acquired technology is fully amortized as of September 30, 2004.

Operating Expenses

The following table sets forth operating expenses and the percentage of total revenue for these operating expenses in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2004	Percentage of total Revenue	Three Months Ended September 30, 2003	Percentage of total Revenue	Nine Months Ended September 30, 2004	Percentage of total Revenue	Nine Months Ended September 30, 2003	Percentage of total Revenue
	(dollars in thousands)
Sales & marketing	$19,326	17%	$20,915	18%	$60,838	20%	$68,042	17%
Research & development	16,612	15%	20,318	17%	55,418	18%	62,676	16%
General & administrative	17,253	16%	12,708	11%	55,467	18%	50,703	13%
Amortization of intangible assets	—		39	0%	39	0%	501	0%

Total operating expenses	$53,191	48%	$53,980	46%	$171,762	56%	$181,922	46%

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs.

Sales and marketing expense decreased $1.6 million and $7.2 million, or 8% and 11%, for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The decrease was primarily due to a 6% decrease in the average number of sales and marketing personnel between September 30, 2003 and September 30, 2004.

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

Research and development expenses decreased $3.7 million and $7.3 million, or 18% and 12%, for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The decrease was caused by a 20% decrease in the number of our research and development personnel between September 30, 2003 and September 30, 2004 and the continuation of our initiative to have the majority of our development personnel located in India. As of September 30, 2004, approximately 59% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense increased $4.5 million, or 36%, for the three months ended September 30, 2004 compared to the same period in 2003. The increase is primarily due to the increase in accounting and other professional fees incurred in connection with our Sarbanes-Oxley compliance project, and legal fees associated with the on-going governmental investigations. General and administrative expense increased $4.8 million, or 9%, for the nine months ended September 30, 2004 compared to the same period in 2003. In addition to the factors described above associated with the third quarter, the nine month period ended September 30, 2004 also included the $10.0 million accrual recorded in the first quarter of 2004 related to the settlement of the SEC enforcement proceedings against the company. This increase is offset by a decrease in legal and auditing expenses of approximately $11.0 million for the first six months of 2004 compared to the same period of 2003 associated with our restatement.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the on-going governmental investigations, the private securities action and the other litigation we face.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment semi-annually, at the end of our second and fourth quarter. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of 2004, we performed a semi-annual review for impairment of goodwill related to the IBM, Trade Service Corporation, and RightWorks acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $2.3 million recorded for IBM, $7.7 million recorded for Trade Service Corporation and $6.6 million recorded for the RightWorks acquisitions.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination. An exit activity includes but is not limited to a restructuring, which is defined as “a program that is planned and controlled by management, and materially changes either (a) the scope of a business undertaken by an enterprise, or (b) the manner in which the business is conducted.”

2004 Restructuring Plan. In response to our recent operating losses, in March 2004, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, 152 employees were involuntarily terminated. These activities are being accounted for in accordance with SFAS 146. During the first quarter of 2004, we recorded restructuring charges totalling approximately $0.6 million related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments to be paid to the 152 employees involuntarily terminated.

As of September 30, 2004, an accrual of approximately $0.6 million for employee severance and termination payments and $5.5 million related to office closure and consolidation payments to be made in subsequent periods remains in accrued liabilities

Additional details of the restructuring charge and remaining accruals are presented in Note 4 – Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(in thousands)
Interest income	$(1,180)	$(920)	$(2,840)	$(4,054)
Interest expense	4,479	4,716	13,867	15,956
Foreign currency hedge and transaction losses, net	225	(176)	1,478	418
Gain on early retirement of debt, net	(2,223)	—	—	—
Other expense (income), net	487	506	(1,248)	(1,669)

Total non-operating expense, net	$1,788	$4,126	$11,257	$10,651

The $0.3 million, or 28%, increase in interest income for the three month period ended September 30, 2004 compared to the same period in 2003 resulted from the increase in interest rates and amounts of short-term investments held during the period. The decline in interest income over the comparable nine month periods is primarily the result of the lower average balances of invested funds and lower market interest rates. Total non-operating expense, net, for the three and nine months ended September 30, 2004 included a net gain of $2.2 million from the early retirement of $40.0 million of our convertible subordinated notes due December 15, 2006. The gain was due to a 6.5% purchase discount. Additionally, the early retirement of the debt has reduced interest expense by approximately $0.2 million for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense, primarily foreign taxes, of $1.2 million and $2.8 million during the three months ended September 30, 2004 and 2003, respectively; and $3.3 million and $4.3 million during the nine months ended September 30, 2004 and 2003, respectively, representing effective income tax rates of 6.2% for the three months ended September 30, 2004 and 28% for the same period in 2003. The decrease in the effective rate resulted primarily from our utilization of net operating loss carryforwards.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. With the exception of restructuring related accruals, this table excludes amounts already recorded on our balance sheet as current liabilities at September 30, 2004.

	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating lease obligations (excluding restructured facilities)	$49,087	$4,778	$16,296	$9,777	$6,205	$5,552	$6,479

Operating leases for restructured facilities	9,265	1,969	3,413	1,759	692	286	1,146
Estimated sublease income related to restructured facilities	(4,607)	(571)	(1,320)	(720)	(564)	(286)	(1,146)
Long-term debt obligations[1]	354,228	4,160	16,634	333,434			—
Other purchase obligations[2]	16,796	2,259	6,612	3,800	3,800	325	—

Total	$424,769	$12,595	$41,635	$348,050	$10,133	$5,877	$6,479

[1]	Included in long-term debt obligations are semi-annual interest payments through December 15, 2006.
[2]	Other purchase obligations include payments due under various types of licenses and maintenance obligations and purchase commitments.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of September 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital was $85.0 million at September 30, 2004 compared to working capital of $10.1 million at December 31, 2003, an increase of $74.9 million or 742%. The increase in working capital was primarily the result of a net decrease of $58.4 million in accrued liabilities due to the settlement of the class action litigation and derivative litigation and SEC enforcement proceedings against the company and a $59.1 million decrease in deferred revenue offset by a decrease in cash and cash equivalents of $42.8 million.

Cash and cash equivalents were $246.0 million at September 30, 2004, a decrease of $42.8 million from December 31, 2003. The decrease was the result of $99.4 million in cash used in operating activities, and $22.7 million of cash used in investing activities, which were partially offset by $80.1 million in cash provided by the financing activities. The main sources of cash from the financing activities were the sale of 100,000 shares of 2.5% Series B convertible preferred stock for $100.0 million in the aggregate and the sale of $20.0 million in common stock to our Chairman and Chief Executive Officer (See Note 8 - Stock Transactions in the accompanying condensed consolidated financial statements), partially offset by the use of $37.4 million to retire $40.0 million in aggregate principal amount of our convertible subordinated notes due December 15, 2006 (See Note 3- Borrowings and Debt Issuance Costs in the accompanying condensed consolidated financial statements).

At September 30, 2004, restricted cash totalled $8.8 million, of which $7.1 million was pledged as collateral for outstanding letters of credit, $0.7 million was pledged as bank guarantees and $1.0 million was pledged as collateral for outstanding foreign currency exchange contracts. At December 31, 2003, restricted cash totalled $15.5 million, of which $12.6 million was pledged as collateral for outstanding letters of credit, $2.2 million was pledged as bank guarantees and $0.7 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we typically maintain a portfolio of investment securities to supplement our liquidity needs. At September 30, 2004, we had $14.6 million of short-term investments and $12.0 million of long-term investments. At December 31, 2003, short-term investments totalled $5.0 million and we had no long-term investments. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Long-term investments include similar debt security investments with remaining maturities in excess of one year but not more than two years, as well as common stock and warrants of public companies. Investments in common stock and warrants of public companies were not significant at September 30, 2004 or December 31, 2003.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $281.4 million at September 30, 2004 compared to $309.4 million at December 31, 2003.

The most significant adjustments to reconcile net loss to net cash from operations during the nine months ended September 30, 2004 were the net decrease in accrued liabilities of $59.2 million, and the decrease in deferred revenue of $58.9 million. The decrease in accrued liabilities is mainly due to the $42.0 million payment related to the recent settlement of the class action and derivative litigation against the company and the $10.0 million payment to settle the SEC enforcement proceedings against the company, both of which were paid in the second quarter of 2004. The decrease in deferred revenue is mainly due to the recognition of $67.0 million of contract revenue, partially offset by increases in other deferred revenues.

The most significant use of net cash used in investing activities during the nine months ended September 30, 2004 was the $56.7 million used for the purchase of short and long-term investments, which was partially offset by the $35.0 million of proceeds received from the sale of short-term investments.

The most significant sources of net cash provided by financing activities during the nine months ended September 30, 2004 were the $95.3 million of proceeds from the sale of Series B preferred stock (net of issuance costs of $4.7 million) and the $19.7 million of proceeds from the sale of common stock (net of issuance costs of $0.3 million), which were partially offset by the use of $37.4 million for the retirement of $40.0 million in aggregate principal amount of our convertible subordinated notes due December 15, 2006.

Accounts receivable, net of allowance for doubtful accounts, increased 19% during the three months ended September 30, 2004. Days sales outstanding (DSO’s) in receivables increased to 33 days as of September 30, 2004 from 27 days as of June 30, 2004, which is mainly attributable to a delay in collection of a major account, which has been collected in the fourth quarter of 2004. We anticipate DSO’s to return to our historic trends in the 2005 fiscal year.

On August 18, 2004, we retired $40.0 million in aggregate principal amount of our convertible subordinated notes due December 15, 2006. We recognized a net $2.2 million gain for the early retirement of this debt. This gain is reported in the total non-operating expense, net line item in the condensed consolidated statement of operations and comprehensive income (loss).

The remaining $310.0 million of outstanding convertible subordinated notes are due to mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $38.00 per share at any time prior to maturity. Since December 20, 2002, we have had the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We maintain a $15.0 million letter of credit line and as of September 30, 2004, $5.5 million in letters of credit were outstanding under this line and $7.1 million in restricted cash was pledged as collateral. As of September 30, 2004, we also had an additional $0.7 million in restricted cash pledged as collateral for bank guarantees and $1.0 million pledged as collateral for outstanding foreign currency exchange contracts.

We have experienced substantial negative cash flows during the three years ended December 31, 2003 and the nine months ended September 30, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Our continued inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and ability to repay our debts when they come due.

On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc. to R² Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price, which is initially $.926 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control of the company, unless otherwise agreed to by holders of a majority of the outstanding Series B shares, the company will be required to redeem the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. These costs are being accreted over a ten-year period through the date of automatic conversion. For the three months ended September 30, 2004, we recorded issuance cost accretion of approximately $0.1 million and we accrued $0.6 million related to our Series B preferred stock dividend that will be settled semi-annually beginning in December 2004.

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

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States accounted for 36% of total revenues during the three and nine months ended September 30, 2004 and 38% for the three and nine months ended September 30, 2003. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of September 30, 2004, 85% of our debt securities and time deposits had remaining maturities of three months or less, while $14.6 million, which includes an unrealized loss of approximately $60,000, or 8%, of our short-term investments had remaining maturities between three months and one year. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 75 basis points between December 31, 2003 and September 30, 2004. As of September 30, 2004, the weighted-average yield on time deposits and debt securities we held was 1.83% compared to 1.12% for debt securities held as of December 31, 2003. During the third quarter, we purchased no additional long-term securities. The long term investments fair value is $11.9 million, which includes an unrealized loss of approximately $49,000 as of September 30, 2004.

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

Market Price Risk. We maintain minority equity investments in various publicly traded companies for business and strategic purposes. We have realized no gain or loss on these investments during the three and nine months ended September 30, 2004 and 2003. The remaining carrying value of minority equity investments was zero at September 30, 2004.

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

We have experienced substantial negative cash flows during the three years ended December 31, 2003 and the nine months ended September 30, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. The inability to stabilize or grow revenues, control expenses and achieve positive cash flows could impair our ability to support our operations, adversely affect our liquidity, and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $16.6 million annually in interest on our $310.0 million of convertible subordinated notes and $6.8 million non-negotiable promissory note, all maturing in December 2006. While the company has recently made efforts to strengthen its financial position by obtaining $120.0 million of equity financing in the second quarter of 2004 and retiring $40.0 million of indebtedness in the third quarter of 2004, continuing negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We May Not Benefit From Increased Demand In The Market For Information Technology And The Improving Macroeconomic Environment If We Are Unable To Maintain Or Grow Our Market Share, Which Would Negatively Impact Our Operating Revenues And The Price Of Our Stock.

The macroeconomic environment appears to be improving and capital spending on information technology appears to have increased; however, our operating revenues have not correspondingly increased. Although the operating results of our business are often influenced by the overall demand for computer software and services, particularly in the areas in which we compete, if we continue to fail to capitalize on improvements in demand for computer software and services our revenues will decrease in comparison to current levels and our stock price may suffer. Further, the recovery in the macroeconomic environment is still in its early stages and the geopolitical situation has remained unstable, resulting in continued uncertainty. In the event that the rate of growth in the global economy slows or reverses or the geopolitical situation deteriorates, customers may again defer or reconsider purchasing products, potentially resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

We Face Risks Related To Ongoing Governmental Investigations And Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers And Our Business, Financial Condition And Results Of Operations And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

The SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 7 – Commitments and Contingencies in the accompanying notes to condensed consolidated financial statements, covers the company only. The SEC’s investigation continues as to other individuals and entities, and we have learned that the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

We currently face a lawsuit recently brought against us by Kmart, obligations relating to a private securities action filed as a result of our 2003 restatement of our consolidated financial statements that is not covered by the recent settlement of the class action and derivative lawsuits, a potential assessment by the Internal Revenue Service relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year and potential litigation in relation to the termination of the license and development agreement between Shell Global Solutions International B.V. and i2 Technologies (Netherlands) B.V. We may face additional litigation in the future that could harm our business and impair our liquidity.

We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits. Defending against existing and potential litigation and other proceedings may continue to require significant attention and resources of our management. We cannot assure you that the significant time and effort spent will not adversely affect our business, financial condition and results of operations.

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

The Loss Of Certain Of Our Key Personnel And Any Future Potential Losses Of Key Personnel Or Our Failure To Attract Additional Personnel, Such As A Suitable Chief Executive Officer Candidate, Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructurings, among other reasons, and we believe our voluntary attrition rate is generally higher than the software industry’s average. Our workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. In July 2004, we announced that we were seeking a Chief Executive Officer candidate to replace Sanjiv Sidhu, our current CEO. We may not be successful in securing a suitable candidate for this position. Further, additional restructuring activity may be required in the future that may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel, such as a suitable CEO candidate, could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, the decline in our stock price and the existing and potential litigation and other proceedings against us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may affect the market perception of our company, our products and our services. Any such damage to our reputation could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

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

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our annual debt servicing expense of approximately $16.6 million, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations might negatively affect the price of our common stock.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. As a result, we may be subject to claims of intellectual property infringement such as the lawsuit brought by Sky Technologies in April 2004. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties such as Sky Technologies may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms favorable to us. Unfavorable royalty and licensing agreements could have a material adverse effect on our business, results of operations and financial condition.

Recent Restructuring Initiatives Have Been Executed, and Such Activities Pose Significant Risks to Our Business.

Recent restructuring initiatives have been executed by us in an effort to achieve our profitability objectives. The restructuring in March and April of 2004 involved, among other things, reducing our workforce and ceasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others. The failure to retain and effectively manage our remaining employees could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with the results of our product decisions or service, our business could be adversely impacted, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

Certain Of Our Customers Purchase Our Software, But Delay Or Terminate Its Implementation. If This Type Of Activity Becomes Significant, It Could Harm Our Ability To Sell To Existing Customers And Impact Our Maintenance and Services Revenues.

Certain of our existing customers delay or terminate implementations of our software due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy, personnel or priorities or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations and financial condition.

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

Failure or Circumvention of Our Controls and Procedures Or Failure To Comply With Regulations Related To Controls And Procedures Could Seriously Harm our Business.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 36% of our total revenues during the third quarter of 2004, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

Releases Of And Problems With New Products May Cause Purchasing Delays, Which Would Harm Our Revenues.

Our practice and the practice in the industry are to periodically develop and release new products and enhancements. As a result, customers may delay their purchasing decisions in anticipation of our new or enhanced products, or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could have a material adverse effect on our business, results of operations and financial condition.

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

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, And An Affiliate Of Q Investments Have Significant Influence Over Stockholder Votes.

As of October 18, 2004, our current executive officers and directors together beneficially owned approximately 24.5% of the total voting power of our company, approximately 24.2% of which was beneficially owned by Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 24.7% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the first nine months of 2004 the market price of our common stock on the over-the-counter Pink Sheets fluctuated between $0.62 and $2.45. The following factors could significantly affect the market price of our common stock:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings which have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation was conducted by the SEC, class action securities and shareholder derivative litigation was commenced against us and one additional private securities action was commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we recently settled the SEC enforcement proceedings against the company and the class action and derivative litigation.

Securities and Exchange Commission Investigation

On or about March 26, 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there had been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Our Board of Directors had previously directed our Audit Committee to conduct an internal investigation of certain allegations made by a former officer during the fall of 2001 relating to revenue recognition and financial reporting, among other things. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting, and the SEC issued its formal order of investigation. As discussed below, we recently settled SEC enforcement proceedings against the company.

Class Action Litigation

Beginning in March 2001, a number of purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our officers and directors. The cases were consolidated, and in August 2001 the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleged that we and certain of our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the characteristics and implementation of certain of our software products. The consolidated amended complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from May 4, 2000 to February 26, 2001. By stipulation, in December 2002, the court certified the plaintiff class.

Beginning in April 2003, additional purported class action complaints were filed in the United States District Court for the Northern District of Texas (Dallas Division) against the company and certain of our current and former officers and directors. The complaints brought claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Specifically, these actions alleged that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts, (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition, and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contended that such statements caused our stock price to be artificially inflated. The complaints sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 18, 2000 to January 24, 2003.

In July 2003, all of these class action complaints were consolidated for purposes of pre-trial matters only. As discussed below, we have settled the actions.

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

In April and May 2003, two additional purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our officers and directors, naming the company as a nominal defendant. The complaints alleged that certain of our officers and directors breached their fiduciary duties to the company and our stockholders by (i) causing us to improperly recognize revenue in violation of generally accepted accounting principles to artificially inflate our stock price in order to complete acquisitions in which our stock was used as consideration, (ii) selling shares of our common stock while in possession of material adverse non-public information regarding our financial statements and (iii) securing personal loans using our allegedly artificially inflated stock price. In July 2003, these lawsuits were consolidated for all purposes. Plaintiffs amended their consolidated complaint to add a claim that our Chief Executive Officer and our former Chief Financial Officer violated Section 304 of the Sarbanes-Oxley Act of 2002, seeking recovery from them of bonuses, equity-based compensation and profits realized from sales of securities of the company. A motion to dismiss the actions was filed, and on January 26, 2004, the motion was granted and judgment was entered against the plaintiffs. An appeal of that decision was filed on February 24, 2004. In light of the settlement of the class action litigation and derivative litigation discussed below, the Court entered an unopposed motion to stay the appeal pending the entry of a final order approving settlement. The final order and judgment approving settlement was entered on October 1, 2004, and we expect the Court to dismiss the appeal with prejudice. The appeal of the final order and judgment discussed below should not affect the dismissal of the appeal with prejudice as requested by the parties pursuant to the terms of the settlement agreement.

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

As stated, these lawsuits are or were derivative in nature; they do not and did not seek relief from the company. However, we entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, and we advanced payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. As discussed below, we have settled the actions that had not been previously dismissed.

Settlement of SEC Enforcement Proceedings

On June 9, 2004, the company settled the SEC enforcement proceedings referred to above. Without admitting or denying the SEC’s substantive findings against it, the company settled the enforcement proceedings by consenting to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws, and agreed to pay a $10 million civil penalty. The penalty was paid in June 2004 and the entire penalty proceeds will be distributed to certain current or former stockholders.

The settlement of the SEC enforcement proceedings covers the company only. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the company has learned that the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount was $85.0 million, which included $43.0 million that was covered by our insurance policies and $42.0 million that will be paid by the company. To fund a portion of the $42.0 million payable by the company in connection with this settlement, the company entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our Chairman, Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions. On May 26, 2004, the sale of common stock to Sanjiv Sidhu closed and funded.

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, was subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. On June 24, 2004, the court entered an order, inter alia, preliminarily approving the settlement, authorizing the distribution of notice of the settlement to potential class members and setting a hearing for final approval of the settlement for October 1, 2004. On October 1, 2004, the court entered an order and final judgment approving the settlement. Approximately 0.015% of potential class members, who claim to have purchased a total of approximately 0.3% of the shares of our stock eligible to participate in the class action, excluded themselves from the settlement. The settlement does not cover the private securities action discussed below. Two parties who objected to the settlement solely on grounds relating to the award of attorneys’ fees filed a notice of appeal on October 27, 2004. A briefing schedule has not yet been set. As this appeal is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements.

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

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman, Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between the company and Kmart. The complaint states that Kmart paid in excess of $40 million for software and technology and in excess of $10 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. As this action is at an early stage, we are currently not able to assess an impact, if any, to our condensed consolidated financial statements. We intend to vigorously defend the company against this action.

Certain Accruals

We recorded an accrual of $42.0 million in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation. As described above, we reached a definitive agreement to settle the class action and derivative litigation, and the court entered an order and final judgment approving the settlement on October 1, 2004. In the quarter ended June 30, 2004, we paid $42.0 million into the registry of the court to fulfill our obligations under the definitive agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2004, we issued an aggregate of 9,336 shares of our common stock to employees pursuant to exercises of stock options that were granted prior to April 26, 1996 with an exercise price of $0.01657 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder, and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On October 19, 2004, we announced that Ken Coulter had been named our Executive Vice President and President of our Europe, Middle East and Africa region. Mr. Coulter replaces James Contardi, who has left the company to pursue other interests.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

November 8, 2004	By:	/s/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and
Chief Financial Officer
(Principal financial and accounting officer)