Form 10-K
period 2004-12-31
I2 TECHNOLOGIES INC
filed 2005-03-16
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the closing price of the Common Stock as reported in the Pink Sheets, was approximately $255.8 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of March 1, 2005, the Registrant had approximately 18,608,359 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement to be filed on or before May 2, 2005 in connection with the Registrant’s 2005 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

i2 TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 1.	BUSINESS

The disclosures set forth in this report are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other cautionary statements set forth elsewhere in this report.

References in this report to the terms “optimal” and “optimization” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

All references to common stock and per share amounts for periods prior to February 17, 2005 have been retroactively restated to reflect the 1-for-25 reverse stock split we implemented at 6:01 p.m. EDT on February 16, 2005. See Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Note 15-Subsequent Events in our Notes to Consolidated Financial Statements.

Our Company

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. See Note 14 — Segment Information, International Operations and Customer Concentrations in our Notes to Consolidated Financial Statements. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by improving agility, managing variability, reducing complexity, improving operational visibility, increasing operating velocity as well as integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Globally, we have more than 900 customers in a variety of industries including:

•	Technology

•	Computer & Electronics

•	Telecommunications Equipment and Service

•	Semiconductor

•	Consumer Electronics & Consumer Durables

•	Contract Manufacturers

•	Automotive and Industrial

•	Automotive Original Equipment Manufacturers

•	Suppliers

•	Industrial Manufacturers

•	Process Industries

•	Metals

•	Energy & Chemicals

•	Consumer Goods & Retail

•	Retailers

•	Consumer Packaged Goods

•	Soft Goods (Textiles/Apparel & Footwear)

No individual customer accounted for more than 10% of our total revenues during 2004.

i2 was founded in 1988 and incorporated in Delaware in 1989. Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

Industry Background

Today’s competitive business environment has led many companies in diverse industries to seek ways to make their businesses more agile and offer greater operating efficiency while improving flexibility and responsiveness to changing market conditions. In addition to facing higher competitive standards with respect to meeting customer demands for product quality, variety and price, businesses also recognize the need to improve asset utilization, reduce the cost of goods, reduce inventories, shorten lead times and reduce the cost of fulfilling orders. Furthermore, a company’s extended supply chain may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise supply chains.

We believe that traditional enterprise resource planning (ERP) systems fail to provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe companies are looking for solutions that can be integrated with their existing systems to provide tools for managing the variability in their supply chains, allowing them to monitor events in order, inventory and transportation, to evaluate tradeoffs for fast and accurate decision-making and to execute their plans across the critical processes in their supply chains.

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

Development of the i2 Solution

Advanced Planning and Scheduling.    We have offered an expanding set of supply chain management solutions since the company was founded nearly 17 years ago. Our founders, Sanjiv Sidhu and Ken Sharma,

sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

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

Products

Our solutions — bundles of software products, technology services and/or content — are designed to help customers address various supply chain problems and opportunities, including:

•	Linking certain aspects of planning and decision-making to execution of such plans and the monitoring of changing conditions across the supply chain

•	Improving current business processes, return on assets and profitability

•	Improving customer service levels and delivering on commitments to customers

•	Enhancing competitive advantage

•	Increasing market share

Our primary products are focused on optimizing the following business processes: supply and demand management, transportation and distribution management, fulfillment and sourcing. Our products are complemented by our content and our technology and services offerings that together form customer solutions.

Supply and Demand Management:    i2 solutions for supply and demand management help businesses coordinate the production and distribution of goods and materials through the supply chain, to product delivery and to the customer. They also help businesses analyze their revenues with merchandising, planning and pricing tools.

Solutions for supply planning are designed to provide multi-enterprise visibility, collaboration, decision-support and execution capabilities. Using these tools, a business may estimate future demand for its products to help planners more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when to make them, and what parts to utilize to make those products. Solutions for supply planning include Factory Planner, Supply Chain Planner and various scheduling products.

Solutions for demand management provide tools to forecast and continuously manage demand, plan merchandising strategies, manage markdowns and promotions pricing, and optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by analytic products. Demand management products include Demand Manager, Markdown Optimizer and Merchandise Planner.

Transportation and Distribution Management:    Solutions for transportation and distribution management help businesses optimize the flow of goods between suppliers, enterprise supply chain locations and customers. These tools provide integrated products for planning and executing transportation and distribution activities, as well as tools for strategic supply chain design and transportation modeling. Using i2 solutions, a business can procure, plan, execute and monitor freight movements across multiple modes, borders and enterprises. As a result, businesses can make better decisions about where and how to ship products, reducing their transportation costs while executing supply chain plans and achieving customer service objectives. Transportation and distribution management products include Supply Chain Strategist, Transportation Bid Collaboration, Transportation Planner, Transportation Modeler and Transportation Manager.

Fulfillment:    Solutions to optimize fulfillment help businesses integrate planning and execution in fulfillment solutions, such as Service Parts Management and Vendor-Managed Inventory. These solutions provide tools to stage inventory, plan replenishment, manage orders and provide visibility to lower fulfillment costs, improve on-time delivery performance and enhance customer satisfaction. The Distributed Order Execution solution that is the backbone of these offerings provides transaction processing, visibility, event management, integration and workflow capabilities. Fulfillment products include Distributed Order Management, Event Management, Replenishment Planning, Demand Fulfillment, Inventory Management, Service Budget Optimizer and Service Parts Planner.

Sourcing:    Sourcing solutions help companies and their suppliers collaborate on sourcing and procurement for supply management. This suite bridges product development, sourcing, supply planning and procurement across the supply chain, providing the ability to create, execute and sustain global sourcing strategies. Sourcing solutions provide decision-support and optimization tools that are designed to help companies improve decision-making on supplies and the parts to use in products. During product development, these products can help to optimize designs by considering sourcing and supply chain constraints, as well as allowing design collaboration when outsourcing manufacturing or custom parts. During procurement, sourcing solutions help companies to define sourcing strategies to reduce supply risks and costs, negotiate terms and streamline the requisitioning and buying of materials. Sourcing products include Catalog Management, Product Sourcing, Contracts Management, Strategic Sourcing and Negotiate.

Integration and Data Management:    Integration links our products with the customer’s IT environment, focusing on ERP and legacy operational systems. Our integration tools are designed to enable customers to integrate data, systems and processes, and are based on a combination of internally-developed software and third-party software.

We also offer a data management solution which provides customers with the ability to manage data from multiple sources including legacy, ERP and other applications. i2 Master Data Management can be deployed: to create and maintain application-specific data; to consolidate data from multiple disparate sources; to cleanse, transform, synchronize and validate data; as well as to filter unwanted data.

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

Using this platform in conjunction with certain third party products, we are continuing to develop data management and business workflow management capabilities under the umbrella of Supply Chain Operating Services (SCOS). In addition, we are developing closed-loop solutions intended to provide customers with an integrated planning and execution environment. We maintain our primary development centers in North America and India. Research and development expenses totalled $70.7 million in 2004, $80.8 million in 2003 and $173.1 million in 2002.

Our Solutions Operations activities are primarily conducted in North America and India and are organized into Solutions Business Units (SBUs). Most SBU management, product management and product marketing employees are based in North America, but many development and services teams are based in India. The India location offers many benefits to i2, including centralization of development efforts and cost structure advantages. Our India-based Solutions Center provides services such as upgrades, implementations and development services that heavily leverage other organizations based in India. We also provide content and data services out of India.

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

Maintenance and Product Updates.    We provide ongoing support services for our products. Maintenance contracts are typically sold to customers at the time of the initial license and may be renewed for additional periods. Our maintenance agreements with our customers provide the right to receive most product updates and enhancements to the products purchased by the customer, as well as telephone and online support. Our support services are packaged into three tiers (silver, gold and platinum), which offer customers the ability to choose the level of service they desire.

Development Services.    Customers may also contract for services to provide custom development of our applications. In some cases, the modifications or additions to the software may be incorporated into future releases of our products.

Sales and Marketing

We sell our software and services through a direct customer-facing organization that is augmented by other sales channels, including systems consulting and integration firms and other industry-related partners. Our direct customer-facing organization consists of account representatives and client managers that are supported by a team of personnel that includes solution and industry specialists.

We currently have joint marketing agreements with software vendors and other industry-related businesses. Additionally, we have alliances with top global and regional systems consulting and integration firms, including Accenture, EDS, IBM Global Services and Tata Consulting Services, among others. These joint marketing agreements and alliances generally provide the vendors with non-exclusive rights to market our products and access our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other companies and obtain favorable product recommendations from the business partners, thereby increasing the market coverage of our products.

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, France, Germany, India, Italy, Japan, Korea, Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 36% and 30% of our total consolidated assets as of December 31, 2004 and 2003. International revenue totalled $144.5 million, or 37% of total revenue in 2004; $193.4 million, or 39% of total revenue, in 2003; and $336.2 million, or 37% of total revenue, in 2002. See Note 14 — Segment Information, International Operations and Customer Concentrations in our Notes to Consolidated Financial Statements.

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We believe our principal competitors are as follows:

•	ERP Software Vendors. These include companies such as Oracle and SAP, who have added or are attempting to add capabilities for supply chain planning or collaboration to their transaction system products.

•	Other Software Vendors. These include companies such as Adexa and Manugistics who compete principally with our production, logistics and fulfilment optimization products; companies such as G-Log and Manugistics who compete with our transportation and distribution management products; companies such as JDA Software who compete primarily with our retail applications; and companies such as Trilogy Software and Sterling Commerce who compete principally with our fulfillment and certain of our demand optimization products.

•	Custom and Offshore Development. We also compete with independent developers of enterprise application software such as Infosys, Satyam, Wipro and other entities in countries with relatively low wage structures and, increasingly, internal development efforts by corporate information technology departments.

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

We hold a number of U.S. patents that predominantly relate to planning, scheduling optimization, demand fulfillment, collaboration, e-commerce and data management and reporting. These patents expire at various times through 2021. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We sublicense some software that we license from third parties and incorporate in, or license in conjunction with, our products.

Employees

At December 31, 2004, we had approximately 2,044 full-time employees, including approximately 819 employees engaged in research and development activities primarily located in India and the U.S. and approximately 279 employees engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical, sales and managerial personnel and our ability to attract and retain highly qualified technical, sales and managerial personnel. Our employees in Germany are represented by a Worker’s Council; however, none of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe employee relations to be satisfactory.

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

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

Our corporate headquarters is located in Dallas, Texas and is held under an operating lease contract that expires in 2010. This facility houses our executive and administrative staff as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, France, Germany, India, Italy, Japan, Korea, Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. We consider our properties to be suitable and adequate for our present needs and do not anticipate leasing additional properties at this time.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation was conducted by the SEC, class action securities and shareholder derivative litigation was commenced against us and one additional private securities action was commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we have settled the SEC enforcement proceedings against the company and the class action and derivative litigation.

Securities and Exchange Commission Investigation

Beginning in the fall of 2001, we and certain members of our Board of Directors received a series of communications from a former officer containing a variety of allegations generally related to revenue recognition and financial reporting, among other things. Our Board of Directors directed our Audit Committee to conduct an internal investigation of these allegations. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting. In January 2003, our ongoing investigation turned up information that persuaded management and the Audit Committee that material adjustments to our previously issued financial statements might be required and that our consolidated financial statements for the years ended December 31, 2001 and 2000 should be re-audited. In March 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there had been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements. As discussed below, on June 9, 2004, we settled SEC enforcement proceedings against the company.

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

The settlement of the SEC enforcement proceedings covers the company only. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation. The company is cooperating with the U.S. Attorney’s Office.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount was $85.0 million, which included $43.0 million that was covered by our insurance policies and $42.0 million that was paid by the company. To fund a portion of the $42.0 million payable by the company in connection with this settlement, the company entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions. On May 26, 2004, the sale of common stock to Sanjiv Sidhu closed and funded. On December 14, 2004, the sale of common stock to Gregory Brady closed and funded.

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, was subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. On June 24, 2004, the court entered an order, inter alia, preliminarily approving the settlement, authorizing the distribution of notice of the settlement to potential class members and setting a hearing for final approval of the settlement for October 1, 2004. On October 1, 2004, the court entered an order and final judgment approving the settlement. Approximately 0.015% of potential class members, who claim to have purchased a total of approximately 0.3% of the shares of our stock eligible to participate in the class action, excluded themselves from the settlement. Two parties who objected to the settlement solely on grounds relating to the award of attorneys’ fees filed a notice of appeal on October 27, 2004. On November 22, 2004, the appellants filed a Notice of Withdrawal of Appeal. On November 29, 2004, the court entered an order granting the motion to withdraw the appeal and the settlement is now final. The settlement does not cover the private securities actions discussed below.

Private Securities Actions

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company was not initially named as a defendant in this action. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of four purported purchasers of a total of 610,250 shares of our common stock from March 2001 through August 2002. On June 24, 2004, plaintiffs filed a first amended complaint seeking substantially the same relief as sought in the original complaint. On August 6, 2004, motions on behalf of all of the defendants to dismiss the first amended complaint were filed. On February 16, 2005, the court granted a motion to add the company as a defendant in this action. On February 17, 2005, the court denied the plaintiff’s motion to lift the automatic discovery stay. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements.

On February 16, 2005, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) by certain plaintiffs who opted out of the class action and derivative litigation settlement. The action is against the company and certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Keritsis, et al. v. Sidhu, et al., No. 3:05-CV-323. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of three purported purchasers of a total of 255,000 shares of our common stock from March 2001 through September 2002. Service of process has not yet been made on the defendants. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements.

Patent Infringement Suit

On April 12, 2004, a complaint was filed in the United States District Court in Marshall, Texas against the company by Sky Technologies. The complaint alleges that we have infringed upon certain of the patents of Sky Technologies and further alleges that we misappropriated certain of the plaintiff’s trade secrets. The plaintiff claims an unspecified amount of damages at this time. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements.

Internal Revenue Service Audit

We are currently being examined by the Internal Revenue Service regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company. Such penalties could be significant, however, and the company presently intends to seek a full statutory abatement of any such penalties which might be assessed. Since we do not believe it is possible at this time to estimate the amount of penalties the IRS may assess, no accrual for a loss contingency relating to this matter has been recorded.

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between the company and Kmart. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements. We intend to vigorously defend the company against this action.

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

We have accrued for estimated losses in our consolidated financial statements for other matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters, or the matters described in Note 8 — Commitments and Contingencies in our Notes to Consolidated Financial Statements, over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2004, we held an annual meeting of our stockholders for the following purposes:

1. To elect Richard L. Clemmer as a Class I director to serve until the annual stockholders’ meeting in 2007 and Michael E. McGrath as a Class II director to serve until the annual stockholders’ meeting in 2005, and until their respective successors have been elected and qualified, and for the holders of our Series B preferred stock to elect Pranav V. Parikh and Michael S. Diament as Class I directors to serve until the annual stockholders’ meeting in 2007, and until their respective successors have been elected and qualified.

2. To approve a proposal to amend our Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio within the range from one-for-ten to one-for-thirty at any time prior to December 16, 2005.

3. To approve an amendment and restatement of the 1995 Stock Option/Stock Issuance Plan which would, among other things, effect the following changes: (i) expand the types of stock-based awards available under the 1995 Plan to include stock appreciation rights and restricted stock units with deferred payment dates; (ii) designate a series of performance criteria that may be utilized as a condition to the vesting of one or more stock issuances or other stock-based awards under the 1995 Plan; (iii) increase the number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire to 280,000; and (iv) extend the term of the 1995 Plan to October 14, 2014.

Mr. Clemmer was elected with 16,883,136 common shares voting for his election, 100,000 Series B preferred shares voting for his election, 95,177 common shares withholding their vote, no Series B preferred shares withholding their vote, and no shares abstaining or broker non-votes. Mr. McGrath was elected with 16,883,619 common shares voting for his election, 100,000 Series B preferred shares voting for his election, 94,694 common shares withholding their vote and no shares abstaining or broker non-votes. Mr. Parikh and Mr. Diament were the designees of R2 Investments, LDC, the holder of all of the issued and outstanding shares of our Series B preferred stock, and were both elected with 100,000 shares of our Series B preferred stock voting for their election and no shares withholding their vote or abstaining. The terms of office of Harvey B. Cash, a Class II director, and Robert L. Crandall and Sanjiv S. Sidhu, both Class III directors, continued after the meeting.

The proposal to amend our Restated Certificate of Incorporation to effect a reverse split of our common stock was approved with 16,727,692 common shares voting for the proposal, 100,000 Series B preferred shares voting for the proposal, 244,011 common shares voting against the proposal, no Series B preferred shares voting against the proposal, 6,610 common shares abstaining and no broker non-votes. The proposal to amend and restate our 1995 Plan was approved with 7,730,964 common shares voting for the proposal, 100,000 Series B preferred shares voting for the proposal, 1,942,936 common shares voting against the proposal, no Series B preferred shares voting against the proposal, 23,804 common shares abstaining and no broker non-votes.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock previously traded on The NASDAQ National Market under the symbol “ITWO.” On May 9, 2003, our common stock was delisted from The NASDAQ National Market. As support for its decision to delist our stock, a NASDAQ Listing Qualifications Panel cited our failure to timely file our annual report on Form 10-K for the year ended December 31, 2002. Since May 9, 2003, our common stock has been quoted in the over-the-counter Pink Sheets. See Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share in our Notes to Consolidated Financial Statements.

At the annual meeting of stockholders held December 16, 2004, our stockholders granted our Board of Directors discretionary authority to implement a reverse split of the common stock, in the range of 1-for-10 to 1-for-30, any time before December 16, 2005. On February 1, 2005, the Board approved the implementation of a reverse split in order to return the share price of our common stock to a level that will satisfy the minimum bid price requirements for re-listing the common stock on The NASDAQ National Market. Effective at 6:01 p.m. EDT on February 16, 2005, we implemented a reverse split of our outstanding common stock at a ratio of 1-for-25. As a result of the reverse split, our ticker symbol on the over-the-counter Pink Sheets was changed from “ITWO” to “ITWH” beginning on February 17, 2005. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the reverse split.

The following table lists the high and low per share intra-day sales prices for our common stock as reported by The NASDAQ National Market or as quoted in the over-the-counter Pink Sheets, as applicable, for the periods indicated.

	High	Low
2004
Fourth quarter	$18.75	$15.00
Third quarter	23.00	15.00
Second quarter	33.75	19.50
First quarter	61.25	25.00

2003
Fourth quarter	$54.00	$31.50
Third quarter	40.25	23.00
Second quarter	29.75	13.25
First quarter	36.25	17.75

As of March 1, 2005, there were approximately 18,608,359 shares of our common stock outstanding held by approximately 1,112 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

On June 3, 2004 we issued 100,000 shares of 2.5% Series B Convertible Preferred Stock. The Series B preferred shares are entitled to dividends in cash or in additional shares of Series B preferred stock. Dividends are payable semi-annually. See Note 8 — Stock Transactions in our notes to Consolidated Financial Statements for more details.

Stock Option Plans

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2004, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	3,654	$121.75	3,888
Plans not approved by stockholders:
2001 Plan	550	90.00	244
Assumed plans of acquired companies	51	328.50	600

Total	4,255	$120.00	4,732

Stock Rights Plan

On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each share of common stock has attached to it (after adjusting for our recent 1-for-25 reverse stock split) one right to purchase 25 units of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit. The rights, which expire on January 17, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

Shares of Series A preferred stock purchasable upon exercise of the rights are not redeemable. Each share of Series A preferred stock will be entitled to a dividend of 40 times the dividend declared per share of common stock. In the event of liquidation, each share of Series A preferred stock will be entitled to a payment of the greater of (i) 40 times the payment made per share of common stock or (ii) $1,000. Each share of Series A preferred stock will have 40 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A preferred stock will be entitled to receive 40 times the amount received per share of common stock. Because of the nature of the dividend, liquidation and voting rights, the value of the 25 units of Series A preferred stock purchasable upon exercise of each right should approximate the value of one share of common stock.

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share in our Notes to Consolidated Financial Statements.

Equity Investments

On May 26, 2004, a $19.7 million (net of issuance costs of $0.3 million) common stock investment in the company by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, closed and was funded at a price of $23.15 per share. On December 14, 2004, a $2.0 million common stock investment in the company by a former executive of the company, closed and funded at a price of $16.30 per share. These issuances of securities were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these issuances of securities were used to fund a portion of the amount paid in connection with the settlement of our class action and derivative litigation and for general working capital purposes.

Convertible Debt

As of December 31, 2004, we had $316.8 million of outstanding debt, of which $310.0 million is convertible into shares of our common stock. Details of this debt are presented in Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements included elsewhere in this report. As of December 31, 2004, none of the debt had been converted to common stock.

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

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations:
Revenues:
Software licenses	$58,548	$65,430	$88,629	$196,383	$216,222
Development services	30,673	26,782	13,154	3,631	—
Contract	72,877	126,488	514,601	300,900	116,877
Services	110,472	140,132	147,274	222,485	219,915
Maintenance	116,764	136,097	144,718	151,943	119,526

Total revenues	389,334	494,929	908,376	875,342	672,540

Costs and expenses:
Cost of revenues:
Software licenses	10,864	6,656	2,976	27,257	18,947
Development services	18,040	23,261	10,298	1,172	—
Contract	4,718	11,844	147,522	75,202	42,482
Amortization of acquired technology	369	580	15,156	43,861	24,857
Services and maintenance	116,936	149,418	131,884	247,305	218,464
Sales and marketing	79,700	90,781	198,825	404,832	379,663
Research and development	70,660	80,788	173,064	288,880	218,544
General and administrative	71,646	105,710	65,446	108,512	90,111
Amortization of intangibles	39	540	11,223	3,084,991	1,713,533
Write-off of in-process research and development	—	—	—	12,700	94,574
Impairment of intangibles and goodwill	—	—	37,660	4,363,803	—
Restructuring charges and adjustments	2,687	4,822	111,928	113,294	—

Total costs and expenses	375,659	474,400	905,982	8,771,809	2,801,175

Operating income (loss)	13,675	20,529	2,394	(7,896,467)	(2,128,635)
Non-operating expense, net:
Interest income	4,179	4,942	13,926	35,948	43,533
Interest expense	(17,873)	(20,641)	(23,839)	(21,997)	(18,467)
Realized gains (losses) on investments, net	(79)	370	1,895	(68,640)	(1,578)
Foreign currency hedge and transaction losses, net	(3,207)	(424)	(2,203)	(2,817)	(3,194)
Litigation settlements	—	—	—	—	(47,912)
Gain on early repayment of debt obligation	2,223	3,435	—	—	—
Other expense, net	(944)	(2,234)	(1,809)	(2,322)	(2,484)

Total non-operating expense, net	(15,701)	(14,552)	(12,030)	(59,828)	(30,102)

Income (loss) before income taxes	(2,026)	5,977	(9,636)	(7,956,295)	(2,158,737)
Provision (benefit) for income taxes	(674)	5,462	889,296	(237,433)	(131,218)

Net income (loss)	$(1,352)	$515	$(898,932)	$(7,718,862)	$(2,027,519)

Preferred stock dividend and accretion of discount	1,720	—	—	—	—

Net income (loss) applicable to common shareholders	$(3,072)	$515	$(898,932)	$(7,718,862)	$(2,027,519)

Net income (loss) per common share:
Basic	$(0.17)	$0.03	$(52.42)	$(465.16)	$(139.74)
Diluted	$(0.17)	$0.03	$(52.42)	$(465.16)	$(139.74)
Weighted-average common shares outstanding:
Basic	18,004	17,331	17,150	16,594	14,509
Diluted	18,004	18,209	17,150	16,594	14,509

Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term and long-term investments	$285,522	$309,354	$457,245	$753,747	$884,696
Working capital	$101,152	$10,130	$(68,192)	$145,144	$436,983
Total assets	$390,673	$430,374	$633,223	$2,026,370	$9,285,367
Total long-term debt	$316,800	$356,800	$350,000	$410,930	$350,000
Total stockholders’ equity (deficit)	$(173,033)	$(296,938)	$(302,025)	$581,843	$8,125,265

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2004 and 2003. Amounts shown are in thousands, except per share data.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues:
Software licenses	$12,388	$12,027	$17,441	$16,692
Development Services	6,617	9,192	7,510	7,354
Contract	5,970	31,970	29,130	5,807
Services	24,973	24,580	26,781	23,704
Reimbursable expenses	2,670	3,062	2,458	2,244
Maintenance	31,004	29,798	27,742	28,220

Total revenues	83,622	110,629	111,062	84,021

Costs and expenses:
Cost of revenues:
Software licenses	3,177	196	3,816	3,675
Development Services	6,606	4,045	3,353	4,036
Contract	106	1,025	2,079	1,508
Amortization of acquired technology	145	134	90	—
Reimbursable expenses	2,670	3,062	2,458	2,244
Services and maintenance	29,307	27,207	25,915	24,073
Sales & marketing	19,921	21,591	19,326	18,862
Research & development	19,691	19,115	16,612	15,242
General & administration	25,461	12,753	17,253	16,179
Amortization of intangibles	39	—	—	—
Restructuring charges and adjustments	575	3,670	(670)	(888)

Total costs and expenses	107,698	92,798	90,232	84,931
Operating income (loss)	(24,076)	17,831	20,830	(910)

Non-operating expense, net	(5,091)	(4,378)	(1,788)	(4,444)

Income (loss) before income taxes	(29,167)	13,453	19,042	(5,354)
Provision for income taxes	809	1,296	1,176	(3,955)

Net income (loss)	$(29,976)	$12,157	$17,866	$(1,399)

Preferred stock dividend and accretion of discount	—	247	742	731

Net income (loss) applicable to common shareholders	$(29,976)	$11,910	$17,124	$(2,130)

Net income (loss) per common share:
Basic	$(1.73)	$0.67	$0.93	$(0.12)

Diluted	$(1.73)	$0.62	$0.93	$(0.12)

Weighted-average common shares outstanding:
Basic	17,377	17,782	18,365	18,487
Diluted	17,377	19,313	18,444	18,487

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues:
Software licenses	$19,149	$17,271	$14,199	$14,811
Development services	9,289	5,571	5,184	6,738
Contract	56,593	24,954	31,000	13,941
Services	35,377	35,031	28,920	27,231
Reimbursable expenses	3,196	4,574	2,900	2,903
Maintenance	34,345	34,593	35,116	32,043

Total revenues	157,949	121,994	117,319	97,667

Costs and expenses:
Cost of revenues:
Software licenses	283	2,570	(693)	4,496
Development Services	6,221	5,709	5,697	5,634
Contract	7,197	(264)	4,078	833
Amortization of acquired technology	145	145	145	145
Reimbursable expenses	3,196	4,574	2,900	2,903
Services and maintenance	33,578	37,864	31,982	32,421
Sales & marketing	23,649	23,478	20,915	22,739
Research & development	20,777	21,581	20,318	18,112
General & administration	14,379	23,617	12,708	55,006
Amortization of intangibles	423	39	39	39
Restructuring charges and adjustments	253	123	5,202	(756)

Total costs and expenses	110,101	119,436	103,291	141,572
Operating income (loss)	47,848	2,558	14,028	(43,905)

Other expense, net	(5,018)	(1,506)	(4,126)	(3,902)

Income (loss) before income taxes	42,830	1,052	9,902	(47,807)
Provision for income taxes	1,498	38	2,765	1,161

Net income (loss)	$41,332	$1,014	$7,137	$(48,968)

Net income (loss) per common share:
Basic	$2.39	$0.06	$0.41	$(2.82)

Diluted	$2.16	$0.05	$0.41	$(2.82)

Weighted-average common shares outstanding:
Basic	17,314	17,315	17,337	17,363

Diluted	19,100	18,492	17,457	17,363

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We have experienced substantial negative cash flows and we may not achieve a return to positive cash flow. A failure to rationalize expenses, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $316.8 million of debt matures in December 2006. Accordingly, we anticipate seeking additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. However, we may not be able to obtain debt or equity financing on satisfactory terms, or at all.

•	We may not benefit from increased demand in the market for information technology and an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could also harm our business and impair our liquidity.

•	We may not be competitive and increased competition could seriously harm our business.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	Restructuring initiatives are being executed, and such activities pose risks to our business.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by improving agility, managing variability, reducing complexity, improving operational visibility, increasing operating velocity as well as integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, deferred taxes, goodwill and intangible assets, loss contingencies, and restructuring charges are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Revenue Recognition.    We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition,” and SAB 103, “Update of Codification of Staff Accounting Bulletins.”

Software License Revenue.    Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon receipt of cash.

Revenue for license arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method. Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered element(s), all revenue associated with the arrangement is deferred until all element(s) have been delivered or the fair value of the undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established based on of our maintenance renewal rates and consulting billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. License fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the term of the content database license.

Development Services.    Development services revenue includes both license fees for our software products and fees related to services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As our services are essential to provide the required functionality, we recognize revenue from these arrangements in accordance SOP 81-1 using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements for the years ended 2001 and 2000 and the first three quarters of 2002. As of December 31, 2004, $54.2 million of revenue deferred as a result of the restatement remains on our balance sheet as deferred revenue.

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement- The agreement must be signed by the customer.

•	Fixed Fee- The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred- Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement of work has been met.

•	Collectibility is probable- We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Reimbursable Expenses.    Reimbursable expense revenue represents travel expenses incurred by our consultants and billed to our customers for reimbursement pursuant to a signed agreement. Recognition of this revenue follows the same policies as for services revenue.

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

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped. Commissions payable to affiliates in connection with sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totalled $2.9 million and $3.2 million as of December 31, 2004 and 2003, respectively, while accrued affiliate commissions payable totalled $0.8 million and $0.6 million as of December 31, 2004 and 2003, respectively.

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

Deferred Taxes.    Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our net operating loss carryforwards before they expire. Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. As of December 31, 2004, we still have a valuation allowance for all of our remaining domestic deferred tax assets. During the quarter ended December 31, 2004, we released approximately $5.7 million of valuation allowance related to foreign operations due to the likelihood that certain foreign deferred tax assets will be fully utilized in the future. Release of the valuation allowance is recorded as a benefit to income tax expense. As of December 31, 2004, approximately $6.3 million of valuation allowance remains related to foreign deferred tax assets. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

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

Loss Contingencies.    There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Total revenues decreased $105.6 million, or 21%, in 2004 and decreased $413.4 million, or 46%, in 2003. Details of our revenues are presented below.

	2004	Percent of Revenue	2003	Percent of Revenue	2002	Percent of Revenue
Software products	$18,076	5%	$27,308	5%	$45,239	5%
License & Content subscriptions and other recurring revenue	40,472	10%	38,122	8%	43,390	5%

Software licenses	$58,548	15%	$65,430	13%	$88,629	10%

Development services	$30,673	8%	$26,782	5%	$13,154	1%
Contract	72,877	19%	126,488	26%	514,601	57%
Services	100,022	26%	126,558	26%	132,441	14%
Reimbursable expenses	10,450	3%	13,574	3%	14,833	2%
Maintenance	116,764	29%	136,097	27%	144,718	16%

Total revenues	$389,334	100%	$494,929	100%	$908,376	100%

Software Licenses.    Software license revenue includes amounts related to software license sales, licensed content subscriptions and other revenues classified as license revenue. Software license revenue decreased $ 6.9 million, or 11%, in 2004 and $23.2 million, or 26%, in 2003.

Revenue from software product licenses decreased $9.2 million, or 34%, and $17.9 million, or 40%, during 2004 and 2003, respectively. The decrease in revenue from software product sales during 2004 and 2003 resulted from a decline in sales arising from deal execution challenges, reduction in sales and marketing capacity and increased competition and related pricing pressures. An additional factor contributing to the decline in license revenue in 2004 and 2003 was an increased number of transactions sold with development services, as well as our focus on selling new technologies that increases the likelihood of customization or enhancements to our software. In both cases, the fees received for the license, together with any other fees for customization and enhancements, are classified as development services. The decrease in revenue from software product sales during 2003 was also partially related to a weaker macroeconomic environment in the first half of 2003 which involved a significant decrease in technology and capital spending, and extended the decision cycles of many potential customers. We were particularly affected because we have historically derived a large percentage of our revenue from the high-tech industry, which was more significantly impacted by the poor economic conditions.

Our recent financial performance, negative cash flow, the 2003 restatement of our consolidated financial statements, the related SEC investigation and securities class action lawsuits and the de-listing of our common stock from The NASDAQ National Market have led our customers and prospects to voice concern about our continued financial viability, which has continued to contribute to our revenue decline. Despite our efforts to generate demand and develop growth, our success has been limited, and there can be no assurance that our business will stabilize or that we will be able to develop revenue growth from software products.

Revenue from licensed content subscriptions and other recurring revenue classified as software license revenue increased $2.4 million, or 6%, during 2004, and decreased $5.3 million, or 12%, during 2003. The increase in 2004 was due primarily to three large supply chain leader transactions which resulted in recurring revenue of $6.1 million in 2004. These transactions, which each have terms of three years or more, include rights to certain current and future products that may become available during the term of each respective contract. The revenues related to our subscription arrangements are recognized ratably over the term of the arrangement. Although we may pursue additional transactions of this nature, there can be no assurance that their impact will offset any further declines in revenue from licensed content subscriptions and other recurring revenue transactions.

The decline in revenue from licensed content subscription and other recurring revenue in 2003 was primarily attributable to a decline in the market for content subscriptions and increased competition in the market, which has resulted in downward price pressure and a decline in content subscription renewals.

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

Development Services.    Revenue from development services projects increased $3.9 million, or 15%, in 2004 and $13.6 million, or 104%, in 2003. The increase in revenue from development services is a result of an increase in demand for customization of our software along with increased sales of new technologies that are more likely to involve customization or enhance the software. Based on our historical trends, we expect development services to continue to fluctuate on a quarterly basis due to the timing of revenue recognition on these projects. In any period, development services revenue is dependent upon a variety of factors, including:

•	the volume of development services transactions booked during the current and preceding periods;

•	the number and availability of our internal developers actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Contract.    Contract revenue decreased $53.6 million, or 42%, during 2004 and $388.1 million, or 75%, during 2003. The decrease in contract revenue during 2004 and 2003 is a result of the lower level of deferred contract revenue remaining to be recognized, and fewer events occurring which would allow the recognition of this revenue. In the future, we continue to expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has substantially decreased. As of December 31, 2004, the deferred contract revenue balance was $54.2 million. We expect contract revenues to continue to fluctuate significantly on a quarterly basis due to the timing of revenue recognition events.

Services.    Services revenue decreased $26.5 million, or 21%, in 2004 and $5.9 million, or 4%, in 2003. The decrease in services revenue during 2004 and 2003 was primarily due to the lower volume of license sales, which led to fewer implementations, and competitive rate pressures on consulting engagements. Additionally, as we focus on new technologies that involve providing services to customize or enhance the software requested by our customers, fees received in conjunction with providing those services are classified as development services revenue as described above.

During 2004, we continued to see downward trends in consulting rates due in part to pressure from offshore competition and the reduced information technology spending of our customers. Additionally, the increased use of our consultants in India has caused our global blended consulting rates to continue to decrease during 2004 similar to what we experienced in 2003. There can be no assurance that the rates we charge for consulting and implementation services will improve, or even remain at current levels. The market for information technology consulting services is challenging and we are affected by these market conditions. Accordingly, services revenue may continue to decline unless and until we experience a sustained increase in our software product licenses and maintain adequate resource capacity and capabilities. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

•	the volume of license transactions closed during the current and preceding periods;

•	our customers upgrading to more recent software versions;

•	customer decisions regarding implementations of licensed software, including utilization of internal resources or third-party systems integration firms;

•	the number and availability of our internal service providers and consultants actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Reimbursable Expenses.    Reimbursable expenses decreased $3.1 million, or 23%, in 2004 and $1.3 million, or 8%, in 2003. The decrease in reimbursable expenses during 2004 and 2003 is consistent with the decrease in our services revenue in these periods. Reimbursable expenses will generally fluctuate in direct relation to our services revenue.

Maintenance.    Maintenance revenue decreased $19.3 million, or 14%, in 2004 and $8.6 million, or 6%, in 2003. The decrease in maintenance revenue during 2004 and 2003 resulted from a continuing decline in both the number and dollar amount of maintenance renewals mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes and dollar amounts of software license bookings. In addition, three large supply chain leader transactions closed during 2004 with customers that had previously utilized our software through perpetual license agreements and annual maintenance contracts. The combined license and maintenance fees recognized from these transactions in 2004 was accounted for as license subscription revenue, which is reported in our consolidated statement of operations as software license revenue. Maintenance revenue may continue to decrease as we continue to enter into these large recurring revenue transactions.

International Revenue.    Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Asia and Canada. International revenue totalled $144.5 million, or 37% of total revenue, in 2004; $193.4 million, or 39% of total revenue, in 2003; and $336.2 million, or 37% of total revenue, in 2002. Although international revenues have remained relatively consistent as a percentage of total revenue, the decrease in the amount of international revenue during 2004 and 2003 was the result of declining demand for our enterprise application software, uncertainties related to our financial condition and the 2003 restatement of our consolidated financial statements, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

Customer Concentration.    No individual customer accounted for more than 10% of annual revenues in 2004 or 2003. One customer accounted for 10.5% of revenues in 2002.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	2004	Gross Margin	2003	Gross Margin	2002	Gross Margin
Software licenses	$10,864	81%	$6,656	90%	$2,976	97%
Development services	18,040	41%	23,261	13%	10,298	22%
Contract	4,718	94%	11,844	91%	147,522	71%
Amortization of acquired technology	369		580		15,156
Services and maintenance	106,486	51%	135,844	48%	117,051	58%
Reimbursable expenses	10,450	0%	13,574	0%	14,833	0%

Total cost of revenues	$150,927		$191,759		$307,836

Cost of Software Licenses.    Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are generally expensed when they become payable.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	Costs related to user documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses increased $4.2 million, or 63%, in 2004 and $3.7 million, or 124%, in 2003. The increase in 2004 is mainly due to a $1.8 million reversal of third party commission accruals in the third quarter of 2003 that were no longer payable, partially offset by increased royalty payments of approximately $1.7 million to one vendor in 2004, and a general increase in the fixed cost portion of our cost of license.

Cost of Development Services.    The cost of development services includes the salary and other related costs of the employees or third parties that provide our services to customize or enhance the software for the customer together with third party royalties associated with the related license. Cost of development services decreased $5.2 million, or 22%, in 2004, and increased $12.9 million, or 126%, in 2003. The gross margin on development services will vary as a result of the timing of revenue recognition, which is impacted by the attainment of contractual milestones. The cost of development services was higher in 2003 than 2004 partially due to our decision to perform certain development services projects at a lower margin to offset the cost of our product development and pressures on the rates for our services. Specifically, during 2003 we incurred significant losses on one contract due to delays in achieving milestones. The increase in cost of development services in 2003 is primarily related to the increase in development services revenues.

Cost of Contract.    Cost of contract decreased $7.1 million, or 60%, and $135.7 million, or 92%, in 2004 and 2003, respectively. Because contract expenses are recorded when the corresponding revenue is recognized, we expect cost of contract to vary significantly. As of December 31, 2004, we have $1.9 million remaining in deferred contract costs.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. Amortization of acquired technology decreased by approximately $0.2 million, or 36% in 2004 and $14.6 million, or 96%, in 2003. The decrease in 2003 resulted from a significant portion of our acquired technology becoming fully amortized in 2002. As of December 31, 2004, all of our acquired technology is fully amortized.

Cost of Services and Maintenance. Cost of services and maintenance includes costs associated with providing services to customers, including implementation and training, in addition to the cost of providing software maintenance to customers such as telephone support, upgrades and updated user documentation. The total cost of services and maintenance decreased $29.4 million, or 22%, in 2004 and increased $18.8 million or 16%, in 2003. Service and maintenance headcount decreased 11% in 2004, which contributed to a significant decrease in compensation-related expenses incurred by the services and maintenance organization. In addition, our increased utilization of India-based personnel to provide services and maintenance support has also caused a decrease in this expense.

While the service and maintenance headcount decreased 21% during 2003, cost of services and maintenance increased in 2003 primarily because of the substantial amount of services expense recognized as cost of contract in 2002 as a result of the restatement of our consolidated financial statements in 2003.

Operating Expenses

The following table sets forth operating expenses and the percentage of total revenue for these operating expenses in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	2004	Percent of Revenue	2003	Percent of Revenue	2002	Percent of Revenue
Sales and marketing	$79,700	20%	$90,781	18%	$198,825	22%
Research and development	70,660	18%	80,788	16%	173,064	19%
General and administrative	71,646	18%	105,710	21%	65,446	7%
Amortization of intangibles	39	0%	540	0%	11,223	1%

Total operating expenses	$222,045		$277,819		$448,558

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs.

Sales and marketing expense decreased $11.1 million, or 12%, in 2004 and decreased $108.0 million, or 54%, in 2003.

The decreases were due primarily due to:

•	A decrease of 7% in the average number of sales and marketing personnel in 2004 and a 15% decrease in the average number of sales and marketing personnel during 2003. The 2003 decrease in headcount was primarily due to the restructuring activities initiated in the third quarter of 2002.

•	A decrease in sales commissions and other costs normally associated with our sales process as a result of the decline in software license sales.

•	A decrease of approximately $19.1 million, or 79%, in marketing expenses during 2003.

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

Research and development expenses decreased $10.1 million, or 13%, in 2004. The decrease was caused by a 26% decrease in the number of our research and development personnel during 2004 and the continuation of our initiative to have the majority of our development personnel located in India. As of December 31, 2004, approximately 58% of our research and development employees were located in India.

Research and development expenses decreased $92.3 million, or 53%, in 2003. The decrease was caused by a 17% decrease in the number of our research and development personnel during 2003 and the continuation of our initiative to have the majority of our development personnel located in India.

General and Administrative Expenses.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense decreased $34.1 million, or 32%, in 2004. The decrease is primarily due to a $42 million accrual recorded in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation (See Item 3 — Legal Proceedings and Note 7 — Commitments and

Contingencies in our Notes to Consolidated Financial Statements) and a decrease in audit, tax and accounting fees of $3.0 million in 2004, partially offset by the increase in indemnification expense of $3.1 million in 2004 and a $10.0 million accrual recorded in the first quarter of 2004 related to the settlement of the SEC enforcement proceedings against the company.

General and administrative expense increased $40.3 million, or 62%, in 2003. The increase in the dollar amount of general and administrative expense was primarily due to the $42 million accrual recorded in the fourth quarter of 2003 and approximately $18 million of professional services costs incurred in 2003 in connection with the 2003 restatement of our consolidated financial statements and the investigation of our company conducted by the SEC, partially offset by an 11% decrease in the average number of general and administrative personnel in 2003 as a result of restructuring activities commenced in 2002.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the on-going governmental investigations, the private securities actions and the other litigation we face.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, at the end of our second quarter. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of 2004, we performed a review for impairment of goodwill and we concluded that there was no evidence of impairment related to the goodwill balance of $16.6 million. Impairment testing was also conducted in 2003 and 2002, and no impairment of goodwill was deemed necessary.

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

In response to our operating losses, in March 2004, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, 152 employees were involuntarily terminated. These activities are being accounted for in accordance with SFAS 146. During the first quarter of 2004, we recorded restructuring charges totalling approximately $0.6 million related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments to be paid to the 152 employees involuntarily terminated.

As of December 31, 2004, an accrual of approximately $0.3 million for employee severance and termination payments and $3.3 million related to office closure and consolidation payments to be made in subsequent periods remained in accrued liabilities. Additional details of the restructuring charges and remaining accruals are presented in Note 11 — Restructuring Charges and Adjustments in our Notes to Consolidated Financial Statements.

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

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Year Ended December 31,
	2004	2003	2002
Interest income	$4,179	$4,942	$13,926
Interest expense	(17,873)	(20,641)	(23,839)
Realized gains (losses) on investments, net	(79)	370	1,895
Foreign currency hedge and transaction losses, net	(3,207)	(424)	(2,203)
Gain on early extinguishment of debt	2,223	3,435	—
Other expense, net	(944)	(2,234)	(1,809)

Total non-operating expense, net	$(15,701)	$(14,552)	$(12,030)

The decline in interest income over the comparable periods is primarily the result of the lower average balances of invested funds and lower market interest rates. The decrease in interest expense during 2004 was due to the retirement of $40 million of our convertible subordinated notes due December 15, 2006. The retirement included a $2.2 million gain due to a 6.5% discount from face value and reduced interest expense by $0.7 million in 2004. The decrease in interest expense in 2003 was due to the prepayment of the $60.9 million of TSC convertible debt. The prepayment resulted in the recognition of a gain on early extinguishment of debt of $3.4 million.

Foreign currency losses increased $2.8 million in 2004 compared to 2003. The increased loss was due mainly to the weak U.S. Dollar during 2004. The market interest rates on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries in which we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments’ policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned “Sensitivity to Market Risks.”

Provision (Benefit) for Income Taxes

We recognized an income tax benefit of $0.7 million in 2004, income tax expense of $5.5 million in 2003 and income tax expense of $889.3 million in 2002, representing effective income tax rates of 33.3% in 2004, 91.4% in 2003 and (9,228.9)% in 2002.

Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. We adjust our deferred tax valuation allowance on an a quarterly basis in light of certain factors, including our financial performance. Failure to achieve sustained profitability may prevent us from utilizing these assets in their entirety, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. As of December 31, 2004, we still have a valuation allowance for all of our remaining domestic deferred tax assets. During the quarter ended December 31, 2004, we released approximately $5.7 million of valuation allowance related to foreign operations due to the likelihood that certain foreign deferred tax assets will be fully utilized in the future. Release of the valuation allowance is recorded as a benefit to income tax expense. As of December 31, 2004, approximately $6.3 million of valuation allowance remains related to foreign deferred tax assets. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

The effective income tax rate during 2004, 2003 and 2002 differed from the U.S. statutory rate due to several factors. These factors include changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2004.

		Payments due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations
(excluding restructured facilities)	$43,371	$16,740	$15,076	$10,225	$1,330
Operating leases for restructured facilities	7,414	3,407	2,486	609	912
Sub-lease income related to restructured facilities	(4,628)	(1,536)	(1,571)	(609)	(912)
Long-term debt obligations [1]	350,068	16,634	333,434	—	—
Other purchase obligations [2]	15,241	7,316	7,600	325	—

Total	$411,466	$42,561	$357,025	$10,550	$1,330

[1]	Included in the long-term debt obligations are semi-annual interest payments through December 15, 2006.
[2]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital was $101.1 million at December 31, 2004 compared to working capital of $10.1 million at December 31, 2003, an increase of $91.0 million or 899%. The improvement in working capital was primarily the result of a decrease of $70.3 million in accrued liabilities due to the settlement of the class action and derivative litigation and the SEC enforcement proceedings against the company and a decrease in deferred revenue of $47.4 million. The decrease in these current liabilities was partially offset by a net decrease of $23.8 million in cash and cash equivalents, restricted cash and short-term investments, and a net decrease of $10.6 million in deferred contract costs and other current assets.

Notwithstanding our improved working capital position at December 31, 2004, our cash position has continued to decline. Cash and cash equivalents were $251.3 million at December 31, 2004, a decrease of $37.5 million from December 31, 2003. The decrease was primarily the result of $99.4 million in cash used in operating activities and $23.4 million of cash used in investing activities, which were partially offset by $83.1 million in cash provided by financing activities. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts. At December 31, 2003, restricted cash totalled $15.5 million, of which $12.6 million was pledged as collateral for outstanding letters of credit, $2.2 million was pledged as bank guarantees and $0.7 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we maintain a portfolio of short-term investment securities to supplement our liquidity needs. At December 31, 2004, short-term investments totalled $26.5 million. At December 31, 2003, short-term investments totaled $5.0 million. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year.

On a combined basis, cash and cash equivalents, restricted cash and short-term investments totalled $285.5 million at December 31, 2004 compared to $309.4 million at December 31, 2003. Investments in common stock and warrants of public companies were not significant at December 31, 2004.

The most significant adjustments to reconcile net loss to net cash from operations during 2004 recorded in our cash flow statement were the net decrease in accrued liabilities of $70.2 million, and the decrease in deferred revenue of $46.8 million. The decrease in accrued liabilities is mainly due to the $42.0 million payment related to the settlement of the class action and derivative litigation against the company and the $10.0 million payment to settle the SEC enforcement proceedings against the company, both of which were paid in the second quarter of

2004. The decrease in deferred revenue is mainly due to the recognition of $72.9 million of contract revenue, partially offset by increases in other deferred revenues.

The most significant component of cash used in investing activities during 2004 was the $56.7 million used for the purchase of short and long-term investments, which was partially offset by the $35.0 million of proceeds received from the sale of short-term investments.

The most significant sources of net cash provided by financing activities during 2004 were the $95.3 million of proceeds from the sale of Series B preferred stock (net of issuance costs of $4.7 million) and the $25.2 million of proceeds from the sale of common stock (net of issuance costs of $0.3 million) and proceeds from option exercises and the employee stock purchase program. These sources were partially offset by the use of $37.4 million for the retirement of $40.0 million in aggregate principle amount of our convertible subordinated notes due December 15, 2006. This retirement occurred on August 18, 2004 and resulted in the recognition of a $2.2 million gain, which is reported in the total non-operating expense, net line item in the consolidated statement of operations and comprehensive income (loss).

Accounts receivable, net of allowance for doubtful accounts, increased 2% during 2004. Days sales outstanding (DSO’s) in receivables increased to 41 days as of December 31, 2004 from 34 days as of December 31, 2003. We expect that DSO’s may continue to increase in the future as we are experiencing an extension of the collection cycle with respect to our European and Asian accounts. Additionally, DSO’s are sensitive to the level of contract revenue, which is expected to decline over time as previously discussed.

The $310.0 million of outstanding convertible subordinated notes are due to mature on December 15, 2006 and bear interest at a rate of 5.25% per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $950.00 per share at any time prior to maturity. Since December 20, 2002, we have had the option to redeem, in cash, all or a portion of the notes that have not been previously converted. We may also, from time to time, seek to retire the notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We maintain a $15.0 million letter of credit line and as of December 31, 2004, $5.3 million in letters of credit were outstanding under this line. As of December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for the letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts. See Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements.

We have raised cash through multiple equity transactions during 2004. On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R2 Investments, LDC, an affiliate of Q Investments, for $95.3 million (net of $4.7 million of issuance costs). On May 26, 2004, a $19.7 million (net of issuance costs of $0.3 million) common stock investment in the company by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, closed and was funded at a price of $23.15 per share. On December 14, 2004, a $2.0 million common stock investment in the company by a former executive of the company closed and funded at a price of $16.30 per share. See Note 8 — Stock Transactions in our Notes to Consolidated Financial Statements.

We have experienced substantial negative cash flows during the four years ended December 31, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we recently initiated additional restructuring activities focused on, among other things, further reducing our workforce and ceasing continued development of the functionality for certain of our products, a failure to rationalize expenses, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

Our cash position may continue to decline, primarily due to cash outflows associated with our restructuring activities, our operations and our debt service obligations. We are obligated to pay approximately $16.6 million of interest annually on our $316.8 million of outstanding indebtedness. Additionally, all of such indebtedness will mature and become due and payable in December 2006. While we made efforts to strengthen our financial position in 2004 by obtaining $122.0 million of equity financing and repurchasing $40.0 million of our convertible subordinated notes, we anticipate that we will need to seek additional equity or debt financing in order to support our operations and enable us to repay or refinance the $310.0 million of convertible subordinated notes and the $6.8 million of the non-negotiable promissory note that remain outstanding. We may not be able to obtain equity or debt financing on satisfactory terms, or at all. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

Although we expect that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months, there can be no assurance that in the longer term we will be successful in obtaining or maintaining an adequate level of cash resources. We may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash as we look for alternative liquidity solutions.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totalled 37%, 39% and 35% of total revenues in 2004, 2003 and 2002. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. Our foreign currency hedging program utilizies foreign currency forward exchange contracts to hedge various nonfunctional currency exposures to attempt to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 12 — Foreign Currency Risk Management in our Notes to Consolidated Financial Statements.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of December 31, 2004, 87% of our debt securities and time deposits had remaining maturities of three months or less, while $26.5 million, which includes an unrealized loss of approximately $0.2 million, or 13%, of our short-term investments had remaining maturities between three months and one year. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 125 basis points between December 31, 2003 and December 31, 2004. As of December 31, 2004, the weighted-average yield on time deposits and debt securities we held was 2.21% compared to 1.12% for debt securities held as of December 31, 2003. During 2004, we purchased $26.7 million long-term securities. The long term investments purchased had maturities of 18 months and have been reclassified as short-term as of December 31, 2004.

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

Market Price Risk.    We maintain minority equity investments in various publicly traded companies for business and strategic purposes. We have realized no gain or loss on these investments for 2004 and 2003. The remaining carrying value of minority equity investments was zero at December 31, 2004.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of all these investments as the decline in fair value was considered other than temporary.

Inflation.    Inflation has not had a material impact on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Risks Related To Our Business

We Have Experienced Substantial Negative Cash Flows And May Continue to Experience Such Negative Cash Flows, Which Would Have A Further Significant Adverse Effect On Our Business, Impair Our Ability To Support Our Operations And Adversely Affect Our Liquidity.

We have experienced substantial negative cash flows during the four years ended December 31, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we recently initiated additional restructuring activities focused on, among other things, further reducing our workforce and ceasing continued development of the functionality of certain of our products, a failure to rationalize expenses, stabilize or grow revenues and achieve positive cash flows will impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $16.6 million annually in interest on our $310.0 million of convertible subordinated notes and $6.8 million non-negotiable promissory note, all maturing in December 2006. While the company made efforts to strengthen its financial position in 2004 by obtaining $122.0 million of equity financing and retiring $40.0 million of indebtedness, continuing negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Anticipate That We Will Be Required To Seek Private or Public Debt or Equity Financing, Which Could Have A Dilutive Effect on The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All, Circumstances Which Could Threaten Our Solvency And Our Ability To Repay Our Debts When They Come Due.

Our cash position may continue to decline, primarily due to cash outflows associated with our restructuring activities, our operations and our debt service obligations. Unless we are able to rationalize expenses, stabilize or grow revenues and achieve positive cash flows, our ability to support our operations and our liquidity will be further impaired. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources. Our $316.8 million of debt, which bears interest of approximately $16.6 million per year, payable semi-annually in June and December, matures in December 2006.

We anticipate that we will need to seek private or public debt or equity financing in order to support our operations and enable us to repay or refinance our outstanding indebtedness. However, we may not be able to obtain debt or equity financing on satisfactory terms or at all, and any new financing could have a dilutive effect on our existing stockholders. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

We May Not Benefit From Increased Demand In The Market For Information Technology And The Improving Macroeconomic Environment If We Are Unable To Maintain Or Grow Our Market Share, Which Would Negatively Impact Our Operating Revenues And The Price Of Our Stock.

The macroeconomic environment appears to be improving and capital spending on information technology appears to have increased; however, our operating revenues have not correspondingly increased. Although the operating results of our business are often influenced by the overall demand for computer software and services, particularly in the areas in which we compete, if we continue to fail to capitalize on improvements in demand for computer software and services our revenues will decrease in comparison to current levels and our stock price may suffer. Further, the geopolitical situation has remained unstable, resulting in continued uncertainty. In the event that the rate of growth in the global economy slows or reverses or the geopolitical situation deteriorates, customers may again defer or reconsider purchasing products, potentially resulting in a continued reduction in our software license revenues and corresponding revenues from consulting and maintenance.

We Face Risks Related To Ongoing Governmental Investigations And Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers And Our Business, Financial Condition And Results Of Operations And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 7 — Commitments and Contingencies in our Notes to Consolidated Financial Statements, covers the company only. The SEC’s investigation continues as to other individuals and entities, and the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

We currently face a lawsuit recently brought against us by Kmart, private securities actions filed as a result of our 2003 restatement of our consolidated financial statements that are not covered by the recent settlement of the class action and derivative lawsuits and a potential assessment by the Internal Revenue Service relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year. We may face additional litigation in the future that could harm our business and impair our liquidity.

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

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. We understand that some competitors are offering enterprise application software at no charge as components of product bundles. Further, traditional enterprise resource planning vendors such as SAP have focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete and, increasingly, corporate information technology departments are undertaking internal development efforts. As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

The Loss Of Certain Of Our Key Personnel And Any Future Potential Losses Of Key Personnel, Or Our Failure To Attract Additional Personnel Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructurings, among other reasons, and we believe our voluntary attrition rate is generally higher than the software industry’s average. Our workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. Further, additional restructuring initiatives are currently being executed that may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Restructuring Initiatives Are Being Executed, and Such Activities Pose Significant Risks to Our Business.

Restructuring initiatives are currently being executed by us in an effort to achieve our profitability objectives. This restructuring involves, among other things, reducing our workforce and ceasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others. The failure to retain and effectively manage our remaining employees could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with the results of our product decisions or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

We Have Been And Continue To Be Subject To Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability, Which Claims And Perceptions, If Unresolved Or Not Addressed, Could Continue To Seriously Harm Our Business And Our Stock Price.

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, the decline in our stock price, our de-listing from The NASDAQ National Market and the existing and potential litigation and other proceedings against us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may continue to adversely impact customer demand and affect the market perception of our company, our products and our services. Any such damage to our reputation could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

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

Our products typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty implementing our products successfully or otherwise achieving the benefits attributable to our products. Delayed or ineffective implementation or upgrades of our software and services may limit our sales opportunities, result in customer dissatisfaction and harm to our reputation, or cause non-payment issues.

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address supply and demand management, transportation and distribution management, fulfillment and sourcing. We expect license revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including sales execution, product competitiveness and questions regarding our viability, which have led to a decline in our revenues. Other factors, such as competition and technological change as well as our de-listing from The NASDAQ National Market and the existing and potential litigation and other proceedings against us, could also adversely impact demand for, or market acceptance of, these applications.

Failure To Complete Development Services Projects As Planned Could Harm Our Operating Results And Create Business Distractions And Negative Publicity That Could Harm Our Business.

Risks associated with our development services projects include, but are not limited to:

•	Customers may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	The cancellation or scaling back of one or more of our larger development services projects could have a material adverse impact on future development services revenues.

•	We may be unable to recognize revenue associated with development services projects in accordance with expectations. We generally recognize revenue from custom software development projects over

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our Solutions Operations are located, and other foreign countries such as China and Russia where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Any litigation to defend our intellectual property rights could be time-consuming and costly.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 37% of our total revenues during 2004, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

•	Difficulties and costs of staffing and managing geographically disparate operations.

•	Extended accounts receivable collection cycles in certain countries.

•	Compliance with a variety of foreign laws and regulations.

•	Overlap of different tax structures and regimes.

•	Meeting import and export licensing requirements.

•	Trade restrictions.

•	Changes in tariff rates.

•	Changes in general economic and political conditions in international markets.

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

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 61% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

We May Become Subject To Product Liability Claims That Could Seriously Harm Our Business.

Our software products generally are used by our customers in mission-critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our insurance policies may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related To Our Stock

If We Are Unsuccessful In Our Attempt To Re-List Our Common Stock On The NASDAQ National Market, Our Business Reputation May Be Harmed and Our Ability To Raise Funds In The Capital Markets May Be Adversely Affected.

On February 16, 2005, we implemented a reverse split of our common stock at a ratio of one-for-25 and our stock price has traded above the $5 minimum bid price requirement for The NASDAQ National Market since that time. Despite our implementation of the reverse stock split and our current compliance with the $5 minimum bid price requirement, we may not be successful in obtaining NASDAQ approval of an application for re-listing or, if an application is approved, our common stock price could decline to levels that would again cause us not to comply with NASDAQ listing standards. Our failure to obtain or maintain the listing of our common stock on The NASDAQ National Market may harm our general business reputation and be a consideration for investors when considering an investment in us, which could have a material adverse effect on our business, results of operations and financial condition.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, And An Affiliate Of Q Investments Have Significant Influence Over Stockholder Votes.

As of March 1, 2005, our current executive officers and directors together beneficially owned approximately 25% of the total voting power of our company, approximately 24% of which was beneficially owned by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 25% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult To Resell Common Stock At Attractive Prices.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during 2004 the market price of our common stock on the over-the-counter Pink Sheets fluctuated between $15.00 and $61.25. The following factors could significantly affect the market price of our common stock:

•	Continued negative cash flows.

•	The reverse split of our common stock.

•	Additional equity or debt financing transactions.

•	Continued quarterly variations in our results of operations.

•	The market or system on which our common stock trades.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	Stock valuations or performance of our competitors.

•	General market conditions, geopolitical events or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

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

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework of Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2004. Our management’s assessment of our internal control over financial reporting as of December 31, 2004 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.    During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that i2 Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet and statement of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March 15, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive annual meeting proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2004, and specified information to be included therein is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the proxy statement under the section captioned “Independent Auditors.”

*        *        *

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are filed as part of this Form 10-K on the pages indicated:

Page
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number		Description
2.1	*

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

3.1	*	—Restated Certificate of Incorporation, as amended through November 29, 2000 (filed as Exhibit 3.1 to i2’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	*	—Amended and Restated Bylaws, as amended through May 21, 2001 (filed as Exhibit 3.1 to i2’s Registration Statement on Form S-3 (Reg. No. 333-59106)).

3.3	*	—Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.4 to i2’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.4	*	—Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2, dated as of May 26, 2004 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed June 16, 2004).

3.5	*	—Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on February 18, 2005).

4.1	*	—Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

Exhibit Number		Description

4.2	*

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

—Rights Agreement, dated as of January 17, 2002, between i2 and Mellon Investor Services LLC, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A preferred Stock as Exhibit C (filed as Exhibit 4 to i2’s Current Report on Form 8-K filed on January 22, 2002).

4.5	*	—Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 and R2 Investments, LDC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 4, 2004).

4.6	*	—First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 and Mellon Investor Services, LLC (filed as Exhibit 4.2 to i2’s Current Report on Form 8-K filed on May 4, 2004).

4.7	*	—Second Amendment to Rights Agreement, dated as of April 28, 2004, between i2 and Mellon Investor Services LLC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

10.1	*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2	*	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through December 16, 2004 (included as Exhibit B to i2’s definitive proxy statement filed on November 16, 2004).

10.3	*	—Form of Indemnification Agreement between i2 and its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4	*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5	*	—i2 Technologies, Inc. Employee Stock Purchase Plan, as amended and restated through April 20, 2001 (included as Appendix C to i2’s definitive proxy statement filed on April 27, 2001).

10.6	*	—i2 Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 99.4 to i2’s Registration Statement on Form S-8 (Reg. No. 333-85791 (the “1999 S-8”)).

10.7	*	—Think Systems Corporation 1997 Incentive Stock Plan (filed as Exhibit 99.1 to the Think/Optimax S-8).

10.8	*	—Optimax Systems Corporation Stock Option Plan (filed as Exhibit 99.10 to the Think/Optimax S-8).

10.9	*	—InterTrans Logistics Solutions Limited 1997 Stock Incentive Plan (filed as Exhibit 99.7 to i2’s Registration Statement on Form S-8 (Reg. No. 333-53667)).

10.10	*	—SMART Technologies, Inc. 1996 Stock Option/Stock Issuance Plan (filed as Exhibit 99.13 to the 1999 S-8).

10.11	*	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.6 to i2’s Current Report on Form 8-K dated November 30, 1999 (the “November 1999 8-K”)).

Exhibit Number		Description

10.12	*	—Lease with Two Colinas Crossing dated August 3, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.7 to the November 1999 8-K).

10.13	*	—SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2’s Registration Statement on Form S-8 (Reg. No. 333-36478)).

10.14	*	—Aspect Development, Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 99.2 to the Aspect S-8).

10.15	*	—Transition Analysis Component Technology, Inc. 1997 Stock Plan (filed as Exhibit 99.6 to the Aspect S-8).

10.16	*	—Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

10.17	*	—Common Stock Purchase Agreement, dated March 7, 2000, between i2 and International Business Machines Corporation (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on April 11, 2000).

10.18	*+	—Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.19	*+	—Amendment 1 to Employment and Non-Compete Agreement, dated April 15, 2001 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.25 to the RightWorks S-4).

10.20	*+

—Amendment 2 to Employment and Non-Compete Agreement, dated October 1, 2001, between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001).

10.21	*+

—Amendment 3 to Employment and Non-Compete Agreement, dated January 1, 2002 between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001).

10.22	*	—Loan and Security Agreement dated March 28, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.1 to the RightWorks S-4).

10.23	*	—First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to the RightWorks S-4).

10.24	*+	—Form of employment arrangement between i2 and certain of its employees (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).

10.25	*+	—Severance Agreement, dated April 22, 2002, between i2 Technologies, Inc. and Gregory A. Brady (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.26	*

—Termination Agreement, dated as of May 15, 2003, among Colinas Crossing LP, i2 Technologies US, Inc. and i2 Technologies, Inc. (filed as Exhibit 10.28 to i2’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	*+	—Letter Agreement, dated February 5, 2004, between James Contardi and i2 Technologies, Inc. (filed as Exhibit 10.29 to i2’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28	*

—Stipulation and Agreement of Settlement with Certain Defendants, dated May 7, 2004, in connection with Scheiner v. i2 Technologies, Inc., et al., Civ. Action No. 3:01-CV-418-H in the United States District Court for the Northern District of Texas (Dallas Division) (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 21, 2004).

10.29	*	—Stock Purchase Agreement, dated as of April 28, 2004, by and between i2 and Sanjiv S. Sidhu (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

10.30	*	—Registration Rights Agreement, dated as of June 3, 2004, by and between i2 and R2 Investments, LDC (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed June 16, 2004).

Exhibit Number		Description

10.31	*+	—Employment Agreement, dated as of February 27, 2005, between i2 and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.32	*	—Stock Purchase Agreement, dated as of February 28, 2005, between i2 and Integrated Development Enterprise, Inc. (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed March 2, 2005).

16.1	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on April 21, 1999).

16.2	*	—Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on May 8, 2002).

21.1		—List of subsidiaries.

23.1		—Consent of Deloitte & Touche LLP.

24.1		—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of this Form 10-K).

31.1		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael E. McGrath, the President and Chief Executive Officer of i2.

31.2		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange.

32.1		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, the President and Chief Executive Officer of i2.

32.2		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

*	Incorporated herein by reference to the indicated filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: March 15, 2005	By:	/S/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Michael E. McGrath and Mary K. Murray, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL E. MCGRATH Michael E. McGrath	Chief Executive Officer, President and Director (as of February 27, 2005, Principal executive officer)	March 15, 2005

/S/ MARY K. MURRAY Mary K. Murray	Executive Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 15, 2005

/S/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman	March 15, 2005

/S/ HARVEY B. CASH Harvey B. Cash	Director	March 15, 2005

/S/ ROBERT L. CRANDALL Robert L. Crandall	Director	March 15, 2005

/S/ PRANAV V. PARIKH Pranav V. Parikh	Director	March 15, 2005

/S/ RICHARD L. CLEMMER Richard L. Clemmer	Director	March 14, 2005

/S/ MICHAEL S. DIAMENT Michael S. Diament	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of i2 Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March 15, 2005

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except par value)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$251,273	$288,822
Restricted cash	7,717	15,532
Short-term investments, at fair value	26,532	5,000
Accounts receivable, net of allowance for doubtful accounts	37,439	36,746
Deferred contract costs	1,886	6,995
Other current assets	22,034	27,529

Total current assets	346,881	380,624
Premises and equipment, net	18,987	28,483
Intangible assets, net	2,473	4,647
Goodwill	16,620	16,620
Non-current deferred tax asset	5,712	—

Total assets	$390,673	$430,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	13,988	$20,853
Accrued liabilities	39,152	109,499
Accrued compensation and related expenses	27,227	27,380
Deferred tax liabilities	—	9
Deferred revenue	165,362	212,753

Total current liabilities	245,729	370,494
Non-current deferred tax liabilities	1,177	18
Long-term debt	316,800	356,800

Total liabilities	563,706	727,312
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $ 0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150,000 shares authorized, 101,448 shares issued and outstanding	97,045	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 18,608 and 17,365 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	5	4
Additional paid-in capital	10,403,515	10,377,042
Accumulated other comprehensive income	3,675	217
Accumulated deficit	(10,677,273)	(10,674,201)

Net stockholders’ deficit	(173,033)	(296,938)

Total liabilities and stockholders’ deficit	$390,673	$430,374

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)

	2004	2003	2002
Revenues:
Software licenses	$58,548	$65,430	$88,629
Development services	30,673	26,782	13,154
Contract	72,877	126,488	514,601
Services	100,022	126,559	132,441
Reimbursable expenses	10,450	13,573	14,833
Maintenance	116,764	136,097	144,718

Total revenues	389,334	494,929	908,376

Costs and expenses:
Cost of revenues:
Software licenses	10,864	6,656	2,976
Development services	18,040	23,261	10,298
Contract	4,718	11,844	147,522
Amortization of acquired technology	369	580	15,156
Reimbursable expenses	10,450	13,573	14,833
Services and maintenance	106,486	135,845	117,051
Sales and marketing	79,700	90,781	198,825
Research and development	70,660	80,788	173,064
General and administrative	71,646	105,710	65,446
Amortization of intangibles	39	540	11,223
Impairment of intangibles and goodwill	—	—	37,660
Restructuring charges and adjustments	2,687	4,822	111,928

Total costs and expenses	375,659	474,400	905,982
Operating income	13,675	20,529	2,394
Non-operating expense, net:
Interest income	4,179	4,942	13,926
Interest expense	(17,873)	(20,641)	(23,839)
Realized gains (losses) on investments, net	(79)	370	1,895
Foreign currency hedge and transaction losses, net	(3,207)	(424)	(2,203)
Gain on extinguishment of debt	2,223	3,435	—
Other expense, net	(944)	(2,234)	(1,809)

Total non-operating expense, net	(15,701)	(14,552)	(12,030)

Income (loss) before income taxes	(2,026)	5,977	(9,636)
Provision (benefit) for income taxes	(674)	5,462	889,296

Net income (loss)	$(1,352)	$515	$(898,932)

Preferred stock dividend and accretion of discount	1,720	—	—

Net income (loss) applicable to common shareholders	$(3,072)	$515	$(898,932)

Net income (loss) per common share:
Basic	$(0.17)	$0.03	$(52.42)
Diluted	$(0.17)	$0.03	$(52.42)

Weighted-average common shares outstanding:
Basic	18,004	17,331	17,150
Diluted	18,004	18,209	17,150
Comprehensive income (loss):
Net income (loss) applicable to common shareholders	$(3,072)	$515	$(898,932)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities arising during the period	(343)	—	(12,395)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in income	79	—	(1,895)

Net unrealized loss	(264)	—	(14,290)
Foreign currency translation	3,632	2,818	3,099

Tax effect of other comprehensive income (loss)	90	—	5,148

Total other comprehensive income (loss)	3,458	2,818	(6,043)

Total comprehensive income (loss )	$386	$3,333	$(904,975)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Net Stockholders’ Equity (Deficit)
	Preferred		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2001	—	—	16,970	4	10,354,181	3,442	(9,775,784)	581,843
Exercise of options and issuance of common stock under stock purchase plans	—	—	344	—	18,544	—	—	18,544
Tax benefit of stock options	—	—	—	—	2,061	—	—	2,061
Amortization of deferred compensation	—	—	—	—	502	—	—	502
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	(9,142)	—	(9,142)
Foreign currency translation	—	—	—	—	—	3,099	—	3,099
Net loss	—	—			—	—	(898,932)	(898,932)

Balance as of December 31, 2002	—	$—	17,314	$4	$10,375,288	$(2,601)	$(10,674,716)	$(302,025)

Exercise of options and issuance of common stock under stock purchase plans	—	—	51	—	139	—	—	139
Amortization of deferred compensation	—	—	—	—	1,615	—	—	1,615
Foreign currency translation	—	—	—	—	—	2,818	—	2,818
Net income	—	—	—	—	—	—	515	515

Balance as of December 31, 2003	—	$—	17,365	$4	$10,377,042	$217	$(10,674,201)	$(296,938)

Issuance of 2.5% Convertible Preferred Stock	100,000	95,325	—	—	—	—	—	95,325
Preferred Stock Dividend and accretion of discount	1,448	1,720	—	—	—	—	(1,720)	—
Issuance of common stock from investments, exercise of options and employee stock purchase plans	—	—	1,243	1	25,174	—	—	25,175
Amortization of deferred compensation	—	—	—	—	1,299	—	—	1,299
Foreign currency translation	—	—	—	—	—	3,632	—	3,632
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	(174)	—	(174)
Net income	—	—	—	—	—	—	(1,352)	(1,352)

Balance as of December 31, 2004	101,448	$97,045	18,608	$5	$10,403,515	$3,675	$(10,677,273)	$(173,033)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,352)	$515	$(898,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,216	24,121	68,084
Write-down of equipment	—	593	—
Impairment of intangible assets	—	—	37,660
Provision (credit) for bad debts charged to costs and expenses	(1,623)	(3,657)	1,686
Deferred compensation	1,299	1,615	502
Gain on extinguishment of debt	(2,223)	(3,435)	—
Net gain realized on investments	—	—	(1,895)
Loss on assets disposed in restructuring	—	—	24,430
Gain on disposal of assets	(170)
Deferred income taxes	(5,657)	(2,183)	871,441
Tax benefit from stock option exercises	—	—	2,061
Changes in operating assets and liabilities:
Restricted cash	7,815	(3,480)	(3,207)
Accounts receivable, net	1,059	12,781	41,052
Deferred contract cost	5,109	7,337	58,677
Other current assets	6,790	6,158	(8,187)
Accounts payable	(6,804)	(3,211)	(26,071)
Accrued liabilities	(70,165)	(17,791)	(63,286)
Accrued compensation and related expenses	90	(12,951)	(27,623)
Deferred revenue	(46,824)	(106,120)	(390,344)
Income taxes payable	—	—	2,349

Net cash used in operating activities	(99,440)	(99,708)	(311,603)

Cash flows from investing activities:
Contingent consideration related to a 2001 acquisition	—	(766)	—
Purchases of premises and equipment	(2,513)	(1,402)	(8,804)
Proceeds from sale of premises and equipment	808	—	12,474
Purchases of short-term investments	(30,000)	—	—
Proceeds from sale of short-term investments	35,000	5,000	176,087
Purchases of long-term investments	(26,706)	—	(111,065)
Proceeds from sales of long-term investments	—	33,000	91,198
Proceeds from settlement of hedges	—	—	4,000
Investments designated as restricted cash	—	—	(8,845)
Change in capital on equity investments	—	6	—

Net cash provided by (used in) investing activities	(23,411)	35,838	155,045

Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	—	(57,495)	—
Payment of convertible subordinate notes	(37,400)	—	—
Issuance of note payable related to lease termination	—	6,800	—
Net proceeds from common stock issuance from investments, options exercises and employee stock purchase plans	25,175	138	18,544
Net proceeds from sale of series B preferred stock	95,325	—	—

Net cash provided by (used in) financing activities	83,100	(50,557)	18,544

Effect of exchange rates on cash	2,202	1,072	2,146

Net change in cash and cash equivalents	(37,549)	(113,355)	(135,868)
Cash and cash equivalents at beginning of period	288,822	402,177	538,045

Cash and cash equivalents at end of period	$251,273	$288,822	$402,177

Supplemental cash flow information
Interest paid	$18,112	$24,172	$23,839
Income taxes paid (net of refunds received)	$4,633	$4,886	$12,345
Schedule of Non Cash Financing Activities
Preferred stock dividend and accretion of discount	$1,720	$—	$—

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

Principles of Consolidation.    The consolidated financial statements include the accounts of i2 Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash.    At December 31, 2004 and 2003, $7.7 million and $15.5 million in restricted cash, respectively, was pledged as collateral. (See Note 6 — Borrowings and Debt Issuance Costs)

Investments.    Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are classified as available-for-sale when they might be sold before maturity. Investments in marketable equity securities are classified as available-for-sale. Investments in equity securities with no public market are carried at cost. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is considered to be other-than-temporary.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill.    On January 1, 2002, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Intangible Assets” (SFAS No. 142), we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No goodwill impairment was recorded in conjunction with the adoption of the accounting standard. Under our new policy, we will test for impairment annually, or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

We currently operate as a single reporting unit and measure the minimum fair value of our single reporting unit as our market capitalization, or, the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock. We performed our annual impairment test in the second quarter of 2004. No impairment was present upon performing the impairment test.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Other Long-Lived Assets.    Acquired technology and other intangible assets, such as installed customer base and content databases, with finite useful lives are amortized on a straight-line basis over periods of 18 to 36 months. Beginning in 2002, intangibles with definite lives are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations.

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

Revenue Recognition.    We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition” and SAB 103 “Update of Codification of Staff Accounting Bulletins.”

Software License Revenue.    Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon receipt of cash.

Revenue for license arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method. Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

element(s), all revenue associated with the arrangement is deferred until all element(s) have been delivered or the fair value of the undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established based on of our maintenance renewal rates and consulting billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. License fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases are recognized over the term of the content database license.

Development Services.    Development services revenue includes both license fees for our software products and fees related to services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As our services are essential to provide the required functionality, we recognize revenue from these arrangements in accordance SOP 81-1 using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements for the years ended 2001 and 2000 and the first three quarters of 2002. As of December 31, 2004, $54.2 million of revenue deferred as a result of the changes discussed above remains on our balance sheet as deferred revenue.

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement — The agreement must be signed by the customer.

•	Fixed Fee — The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred — Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

•	Collectibility is probable — We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Reimbursable Expenses.    Reimbursable expense revenue represents travel expenses incurred by our consultants and billed to our customers for reimbursement pursuant to a signed agreement. Recognition of this revenue follows the same policies as for service revenue.

Maintenance Revenue.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support and new releases of software and

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Third-Party Software Royalties.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped while commissions payable to affiliates in connection with sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totalled $2.9 million and $3.2 million as of December 31, 2004 and 2003, respectively, while accrued affiliate commissions payable totalled $0.8 million and $0.6 million as of December 31, 2004 and 2003, respectively.

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

Net Income (Loss) Per Common Share.    On February 16, 2005, we implemented a reverse stock split of our outstanding common stock at a 1-for-25 ratio. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the reverse stock split. Basic net income (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share include (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes and convertible preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2004, 2003 and 2002 is provided in Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted average fair value of options granted in 2004, 2003 and 2002 was $17.25, $38.75 and $70.00 per option, respectively. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rates of 3.1%, 2.5% and 3.5%; market price volatility factors of 1.16, 1.26 and 1.18; a weighted-average expected life of the options of 4 years; and no dividend yields.

The fair value of shares issued under the employee stock purchase plans was estimated as of the initial day of the purchase period using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.3%, 2.2% and 1.7%; market price volatility factors of .78, 1.16 and 1.37; a weighted-average expected life of the purchase right of 6 months; and no dividend yields. The weighted-average fair value of purchase rights granted under the employee stock purchase plans during 2004, 2003 and 2002 were $2.75, $6.75 and $32.75, respectively.

The following pro forma information presents net loss and loss per common share for 2004, 2003 and 2002 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments for 2004 and 2003 in the table below have not been tax affected.

	2004	2003	2002
Net income (loss), applicable to common shareholders	$(3,072)	$515	$(898,932)
Add: Total stock-based employee compensation expense included in reported net income	1,299	1,615	502
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(47,113)	(146,302)	(249,433)

Pro forma net loss	$(48,886)	$(144,172)	$(1,147,863)

Net income (loss) per common share—Basic and
Diluted:
As reported	$(0.17)	$0.03	$(52.42)

Pro forma	$(2.72)	$(7.92)	$(66.93)

Deferred Compensation.    Deferred compensation is recorded as a reduction of additional paid-in capital for certain stock options and stock right awards issued. The compensation is valued at the grant date and recognized over the requisite service period.

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity (deficit) and other

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss. The functional currency of one significant foreign subsidiary is the US dollar; therefore, there is no translation adjustment required for this subsidiary. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in foreign currency hedge and transaction gains (losses), net in our consolidated statements of operations.

Fair Values of Financial Instruments.    Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except investment securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes, if available. At December 31, 2004, the fair value of our outstanding convertible subordinated notes was approximately $294.5 million. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity. At December 31, 2004, the fair value of our outstanding non-negotiable promissory note approximates its carrying value.

Comprehensive Income (Loss).    Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements.

SFAS No. 123(R), “Share-Based Payment”

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP after June 15, 2005. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, and (3) whether we will

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use the modified prospective method or elect to use the modified retrospective method. Additionally, we cannot predict with reasonable certainty the number of options that will be unvested and outstanding on June 30, 2005.

SFAS No. 153, “Exchange of Non-Monetary Assets”

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

2.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in our consolidated balance sheets. The estimated fair value of these investments approximates their carrying value as the rate on such securities resets generally every 7 to 28 days. Hence, interest rate movements do not affect the balance sheet valuation of the fixed investments. Investment securities reported as cash and cash equivalents as of December 31, 2004 and 2003 were as follows:

	2004	2003
Short-term time deposits	$28,649	$19,596
Obligations of state and local municipalities	25,000	35,600
Corporate bonds and notes	93,000	146,399
Commercial paper	23,792	5,000

	$170,441	$206,595

Investments in debt securities with original maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in our consolidated balance sheets. Short-term investments were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
December 31, 2004
U.S. governmental obligations	$26,706	$(174)	$26,532

December 31, 2003
Obligations of state and local municipalities	$5,000	$—	$5,000

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Allowance for Doubtful Accounts

Activity	in the allowance for doubtful accounts was as follows:

	2004	2003	2002
Balance at beginning of period	$3,098	$10,368	$26,581
Provision (credit) for bad debts charged to costs and expenses	(1,623)	(3,657)	1,686
Write-offs, net of recoveries and other adjustments	(490)	(3,613)	(17,899)

Balance at end of period	$985	$3,098	$10,368

4.    Premises and Equipment

Premises and equipment as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Computer equipment and software	$55,546	$57,739
Furniture and fixtures	32,184	33,575
Leasehold improvements	20,918	20,950

	108,648	112,264
Less: Accumulated depreciation	(89,661)	(83,781)

	$18,987	$28,483

Depreciation of premises and equipment totalled $11.4 million in 2004, $21.7 million in 2003 and $40.1 million in 2002. Depreciation is calculated using the straight-line method. We disposed of net premises and equipment totalling $1.4 million in 2004, $10.0 million in 2003 and $27.1 million in 2002.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $12.9 million in 2004, $26.9 million in 2003 and $49.8 million in 2002.

Future minimum lease payments under all non-cancellable operating leases, including lease payments for restructured facilities, but excluding estimated sublease income of $4.6 million from restructured facilities (See Note 11 — Restructuring Charges and Adjustments for more details) as of December 31, 2004 are as follows:

2005	$20,147
2006	11,160
2007	6,402
2008	5,452
2009	5,382
Thereafter	2,242

Total	$50,785

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets, Goodwill and Impairment Charges

Intangible assets. Intangible assets, excluding debt issuance costs, as of December 31, 2004 and 2003 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2004
Content databases	$110,500	(110,500)	—
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(118,600)	—
Relationships	12,500	(12,500)	—
Intellectual property	2,000	(2,000)	—
Other	8	(8)	—

	$290,308	$(290,308)	$—

December 31, 2003
Content databases	$110,500	$(110,482)	$18
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(118,231)	369
Relationships	12,500	(12,479)	21
Intellectual property	2,000	(2,000)	—
Other	8	(8)	—

	$290,308	$(289,900)	$408

Intangible assets were amortized over periods ranging from 18 months to three years. Accumulated amortization related to intangible assets includes impairment charges recorded during 2003, as further discussed below.

Amortization expense related to intangible assets totalled $0.4 million, $1.1 million and $26.4 million in 2004, 2003 and 2002, respectively. The net intangible asset balance, excluding debt issuance costs was fully amortized in the third quarter of 2004.

Goodwill.    Goodwill totalled $16.6 million at December 31, 2004 and December 31, 2003, respectively. On January 1, 2002, in accordance with SFAS No. 142 we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment.

Impairment Charges.    In accordance with SFAS No. 142, we test goodwill for impairment annually at the end of our second quarter. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of 2003 and 2004, we performed our annual review for impairment of goodwill related to the IBM, Trade Service Corporation, and RightWorks acquisitions. We concluded that there was no evidence of impairment related to our goodwill balance of $16.6 million.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.    Borrowings and Debt Issuance Costs

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. These termination amounts were charged to restructuring (See Note 11 — Restructuring Charges and Adjustments)

In April 2003, we obtained a waiver letter under our $20 million letter of credit line pursuant to which the lender waived, to and including July 15, 2003, any and all defaults and events of default under the line that occurred or that could occur as a result of or in connection with the re-audit and restatement of our financial statements. On April 30, 2003 this line expired and we negotiated a new letter of credit line for $15.0 million with another lender. Under the new line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the new line. As of December 31, 2003, $10.1 million in letters of credit were outstanding under this line and $12.6 million in restricted cash was pledged as collateral for those outstanding letters of credit. The new line contains a letter of credit fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. The new line has no financial covenants and expired on April 29, 2004.

In April 2004, we obtained a $15.0 million line of credit with a fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. The new line has no financial covenants and expires on April 28, 2005. As of December 31, 2004, $5.3 million in letters of credit were outstanding under this line. As of December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for the letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts.

In December 1999, we issued $350.0 million of convertible subordinated notes. The notes mature on December 15, 2006 and bear interest at a rate of 5.25%, per annum, which is payable semi-annually. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $950 per share at any time prior to maturity. We have the option to redeem, in cash, all or a portion of the notes that have not been previously converted at a rate of 101.5% of the principal balance, which represents a redemption value of $314.7 million as of December 31, 2004. We may also, from time to time, seek to retire the notes through cash

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

On August 18, 2004, we retired $40.0 million of the convertible subordinated notes due on December 15, 2006. We recognized a net $2.2 million gain for the early retirement of this debt due to a 6.5% purchase discount. This gain is reported in the total non-operating expense, net line item of in the consolidated statements of operations and comprehensive income (loss). The remaining $310.0 million of outstanding convertible subordinated notes are due to mature on December 15, 2006.

Interest expensed totalled $17.9 million, $20.6 million and $23.8 million in 2004, 2003 and 2002, respectively. Actual cash payments related to interest on borrowings totalled $18.1 million, $24.2 million and $23.8 million during those years.

Debt Issuance Costs.    Unamortized debt issuance costs totalled $2.5 million and $4.2 million at December 31, 2004 and 2003, respectively, and are included in intangible assets, net in our consolidated balance sheets. On August 18, 2004, we retired $40.0 million of our convertible subordinated notes due on December 15, 2006. The retirement resulted in the acceleration of $0.4 million of debt issuance costs during the third quarter of 2004. The debt issuance costs are amortized at a rate of approximately $1.3 million per year over the life of the debt, which matures in December 2006. Amortization of debt issuance costs is reported as a component of other non-operating expense in our consolidated statements of operations.

7.    Commitments and Contingencies

We are subject to various claims and legal proceedings that arise in the ordinary course of our business, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. In addition, a formal investigation was conducted by the SEC, class action securities and shareholder derivative litigation was commenced against us and one additional private securities action was commenced against certain of our current and former officers with respect to whom we may have indemnification obligations, all in connection with matters relating to the 2003 restatement of our consolidated financial statements. As discussed below, we have settled the SEC enforcement proceedings against the company and the class action and derivative litigation.

Securities and Exchange Commission Investigation

Beginning in the fall of 2001, we and certain members of our Board of Directors received a series of communications from a former officer containing a variety of allegations generally related to revenue recognition and financial reporting, among other things. Our Board of Directors directed our Audit Committee to conduct an internal investigation of these allegations. In November 2002, we reported to the SEC and publicly disclosed the results of that investigation, as well as certain related allegations made during the fall of 2002 by the former officer and another former officer. Thereafter, the staff of the SEC opened an informal inquiry into these allegations and other matters relating to our financial reporting. In January 2003, our ongoing investigation turned up information that persuaded management and the Audit Committee that material adjustments to our previously issued financial statements might be required and that our consolidated financial statements for the years ended December 31, 2001 and 2000 should be re-audited. In March 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there had been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements. As discussed below, on June 9, 2004, we settled SEC enforcement proceedings against the company.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The settlement of the SEC enforcement proceedings covers the company only. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation. The company is cooperating with the U.S. Attorney’s Office.

Settlement of Class Action Litigation and Derivative Litigation

On May 7, 2004, we reached a definitive agreement to settle the class action and derivative litigation referred to above. Under the agreement, the total settlement amount was $85.0 million, which included $43.0 million that was covered by our insurance policies and $42.0 million that was paid by the company. To fund a portion of the $42.0 million payable by the company in connection with this settlement, the company entered into definitive agreements providing for the issuance and sale by the company, after the satisfaction of certain conditions, of $20.0 million of common stock to Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and $2.0 million of common stock to Gregory Brady, our former Chief Executive Officer and President, both of whom were individual defendants in the actions. On May 26, 2004, the sale of common stock to Sanjiv Sidhu closed and funded. On December 14, 2004, the sale of common stock to Gregory Brady closed and funded.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The settlement, which does not reflect any admission of wrongdoing by the company or its directors and officers, was subject to certain conditions including approval by the U.S. District Court for the Northern District of Texas following notice to class members of an opportunity to object or exclude themselves from the settlement. On June 24, 2004, the court entered an order, inter alia, preliminarily approving the settlement, authorizing the distribution of notice of the settlement to potential class members and setting a hearing for final approval of the settlement for October 1, 2004. On October 1, 2004, the court entered an order and final judgment approving the settlement. Approximately 0.015% of potential class members, who claim to have purchased a total of approximately 0.3% of the shares of our stock eligible to participate in the class action, excluded themselves from the settlement. Two parties who objected to the settlement solely on grounds relating to the award of attorneys’ fees filed a notice of appeal on October 27, 2004. On November 22, 2004, the appellants filed a Notice of Withdrawal of Appeal. On November 29, 2004, the court entered an order granting the motion to withdraw the appeal and the settlement is now final. The settlement does not cover the private securities actions discussed below.

Private Securities Actions

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company was not initially named as a defendant in this action. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of four purported purchasers of a total of 610,250 shares of our common stock from March 2001 through August 2002. On June 24, 2004, plaintiffs filed a first amended complaint seeking substantially the same relief as sought in the original complaint. On August 6, 2004, motions on behalf of all of the defendants to dismiss the first amended complaint were filed. On February 16, 2005, the court granted a motion to add the company as a defendant in this action. On February 17, 2005, the court denied the plaintiff’s motion to lift the automatic discovery stay. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements.

On February 16, 2005, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) by certain plaintiffs who opted out of the class action and derivative litigation settlement. The action is against the company and certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Keritsis, et al. v. Sidhu, et al., No. 3:05-CV-323. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contend that such consolidated financial statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of three purported purchasers of a total of 255,000 shares of our common stock from March 2001 through September 2002. Service of process has not yet been made on the defendants. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements.

Patent Infringement Suit

On April 12, 2004, a complaint was filed in the United States District Court in Marshall, Texas against the company by Sky Technologies. The complaint alleges that we have infringed upon certain of the patents of Sky Technologies and further alleges that we misappropriated certain of the plaintiff’s trade secrets. The plaintiff claims an unspecified amount of damages at this time. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Service Audit

We are currently being examined by the Internal Revenue Service regarding matters relating to the timing of the Company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The Company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the Company. Such penalties could be significant, however, and the Company presently intends to seek full statutory abatement of any of any such penalties which might be assessed. Since we do not believe it is possible at this time to estimate the amount of penalties the IRS may assess, no accrual for a loss contingency relating to this matter has been recorded.

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between the Company and Kmart. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. As this action is at an early stage, we are currently not able to assess an impact, if any, to our consolidated financial statements. We intend to vigorously defend the company against this action.

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

We have accrued for estimated losses in our consolidated financial statements for other matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of those matters or the matters described in this Note 8 over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and employees in connection with the private securities action resulting from the 2003 restatement of our consolidated financial statements, the related governmental investigations and other matters.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was serving, at our request in such capacity. During 2004, we incurred approximately $4.5 million of expense for legal fees and expenses incurred by current and former employees.

8.    Stock Transactions

On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc. to R2 Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R2 Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15, per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. If we were entitled to effect a conversion as of December 31, 2004, the value of the approximately 4.3 million shares that would be issued was $75.6 million. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control of the Company, unless otherwise agreed to by holders of a majority of outstanding Series B shares, the Company will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2004 would be $111.6 million. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2004 would be $105.5 million. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2004, we recorded issuance cost accretion of approximately $0.3 million and, on December 30, 2004, we issued 1,448 shares or $1.4 million of our Series B preferred stock as payment of our semi-annual dividend to R2 Investments, LDC.

On May 26, 2004, a $19.7 million (net of issuance costs of $0.3 million) common stock investment in the Company by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, closed and was funded at a price of $23.15 per share. On December 14, 2004, a $2.0 million common stock investment in the Company by a former executive of the company, closed and funded at a price of $16.30 per share.

9.    Stockholders’ Equity (Deficit) and Loss Per Common Share

Stock Rights Plan.    On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each share of common stock has attached to it (after adjusting for our recent 1-for-25 reverse stock split), one right to purchase 25 units of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit. The rights, which expire on January 17, 2012, will only become exercisable upon

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

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

Shares of Series A preferred stock purchasable upon exercise of the rights are not redeemable. Each share of Series A preferred stock will be entitled to a dividend of 40 times the dividend declared per share of common stock. In the event of liquidation, each share of Series A preferred stock will be entitled to a payment of the greater of (i) 40 times the payment made per share of common stock or (ii) $1,000. Each share of Series A preferred stock will have 40 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A preferred stock will be entitled to receive 40 times the amount received per share of common stock. These rights are protected by customary anti-dilution provisions. Because of the nature of the dividend, liquidation and voting rights, the value of the 25 units of Series A preferred stock purchasable upon exercise of each right should approximate the value of one share of common stock.

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

We may redeem the rights in whole, but not in part, at a price of $0.25 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2004, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger, or other business combination approved by the Board of Directors. The rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Convertible Preferred Stock.    On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc. to R2 Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R2 Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. See Note 8 — Stock Transactions for more details.

Earnings (Loss) Per Common Share.    Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of stock options, share rights awards and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes and convertible preferred stock using the if-converted method. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands) The reconciliation reflects the 1-for-25 reverse stock split initiated on February 16, 2005:

	2004	2003	2002
Basic earnings per share of common stock — weighted average common shares outstanding	18,004	17,331	17,150
Effect of dilutive securities:
Outstanding stock option, warrant, and share rights awards	—	207	—
Convertible debt	—	671	—

Diluted earnings per share — weighted average common and common equivalent shares outstanding	18,004	18,209	17,150

A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Securities that were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive, include options to purchase 4.3 million, 3.9 million, and 4.3 million shares of common stock in 2004, 2003 and 2002 respectively, debt convertible into .4 million shares of common stock in 2004 and 1.2 million shares of common stock in 2002, and preferred stock convertible into 2.6 million shares of common stock in 2004.

10.    Employee Benefit Plans

Employee Retirement Plans.    We maintain 401(k) retirement plans that cover a majority of our employees. Eligible employees may contribute up to 25% of their compensation, subject to certain limitations, to the retirement plans. We may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2004, no contributions have been made.

Deferred Compensation.    We recognized compensation expense of $1.3 million in 2004, $1.6 million in 2003, and $0.5 million in 2002 from the amortization of deferred compensation related to certain outstanding stock options and stock rights awards. As of December 31, 2004 and 2003, the unamortized portion of deferred compensation totalled $1.4 million and $1.6 million, respectively. These balances are a component of additional paid-in capital.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans.    We maintain stock purchase plans for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of common stock through periodic payroll deductions. Payroll deductions may not exceed 15% of a participant’s base salary, and employees may purchase a maximum of 320 shares per purchase period under the purchase plans. The purchase price per share is 85% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by the employee and automatically ends upon termination of employment. Unless extended, or terminated, the plan will terminate on the last business day in April 2011.

Shares purchased under the plans totalled 158,343 in 2004 and 249,216 in 2002. No shares were purchased under this plan during 2003. As of December 31, 2004, there were 188,487 shares available for purchase under the plans. The plans have an automatic share increase feature whereby the number of shares reserved for issuance under the plans will automatically increase on the first trading day of January each year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event will any such annual increase exceed 240,000 shares. Through December 31, 2004, we have reserved a total 916,495 shares of common stock for issuance under the plans. Based upon the number of shares of our common stock outstanding on December 31, 2004, an additional 186,075 shares will be reserved for issuance under the plans in January 2005.

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

The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value per share of our common stock on the date of grant for incentive options and nonqualified stock options, respectively. Options granted under this program generally expire after ten years. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested in four equal annual increments; however, since March 2001, options granted generally vest 1 % on the date of grant and then 24% on the first anniversary of the grant date. The remaining options vest in 36 equal monthly increments. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

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

The Automatic Option Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted nonqualified options to purchase 320 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee member of the Board of Directors will automatically be granted additional options to purchase 320 shares of our common stock, subject to certain conditions.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1995 Plan has an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1.6 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion. Through December 31, 2004, we have reserved a total of 11,804,212 shares of common stock for issuance under the plan. Based upon the number of shares reserved for issuance under the plan at December 31, 2004, we limited the number of additional shares to be reserved in January 2005 to 10,000. Unless extended or terminated, the plan will terminate on October 14, 2014.

2001 Non-officer Stock Option/Stock Issuance Plan.    In March 2001, the Board of Directors adopted the 2001 Non-officer Stock Option/Stock Issuance Plan. Based on the provisions of the 2001 Plan, its adoption did not require stockholder approval and accordingly such approval was not obtained. Under the provisions of this plan, 800,000 shares have been reserved for issuance. The 2001 Plan is divided into two equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed Stock Option Plans.    In connection with the acquisitions of various companies, we have assumed the stock option plans of each acquired company. While our stockholders approved some of the acquisitions, our stockholders have not specifically approved any of the assumed stock option plans. A total of 1.5 million shares of our common stock have been reserved for issuance under the assumed plans and the related options are included in the following table.

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans follows (in thousands, except per share amounts):

	Shares Available for Future Grants	Stock Rights Awards Outstanding	Options Outstanding
			Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2001	2,715	7	5,329	$276.25
Additional shares reserved	849	—	—	—
Granted	(1,450)	159	1,291	81.50
Exercised	—	(2)	(66)	60.25
Canceled/forfeited	2,221	(5)	(2,216)	328.25

Balance, December 31, 2002	4,335	159	4,338	191.00

Additional shares reserved	866	—	—	—
Granted	(1,528)	3	1,524	48.25
Exercised	—	(49)	(6)	22.50
Canceled/forfeited	1,469	(15)	(1,453)	214.75

Balance, December 31, 2003	5,142	98	4,403	140.25

Additional shares reserved	10	—	—	—
Granted	(566)	111	835	22.50
Exercised	(946)	(78)	(21)	19.75
Canceled/forfeited	1,092	(28)	(1,065)	117.75

Balance, December 31, 2004	4,732	103	4,152	$123.25

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

Included in the 4,152 stock options outstanding as of December 31, 2004 were 1,812 incentive options and 2,340 nonqualified stock options. Included in the 4,732 shares available for grant as of December 31, 2004 were 4,132 shares related to our 1995 and 2001 Plans and 600 shares related to assumed plans. We do not intend to grant awards from the assumed plans.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information regarding options outstanding and options exercisable, excluding stock rights awards as of December 31, 2004, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number Of Shares	Weighted- Average Exercise Price
0.00 — $ 25.00	1,049	$22.00	8.3	213	$22.00
25.01 — 62.50	1,196	48.25	7.5	537	48.50
62.51 — 93.75	190	83.25	2.7	190	83.25
93.76 — 137.50	797	107.25	4.5	767	107.25
137.51 — 212.50	504	170.00	4.6	458	172.25
212.51 — 318.75	154	248.00	3.1	153	248.00
318.76 — 500.00	102	419.50	3.9	97	420.00
500.01 — 750.00	50	556.75	3.2	49	555.75
750.01 — 1,000.00	71	951.25	4.7	70	951.25
1,000.01 — 1,250.00	9	1,186.00	4.3	8	1,185.00
1,250.01 — 1,625.00	7	1,457.75	4.1	7	1,457.50
1,625.01 — 2,000.00	21	1,934.25	1.6	20	1,934.25
2,000.01 — 2,375.00	2	2,246.75	4.5	2	2,246.75

Total	4,152	$123.25		2,571	173.75

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2004, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. (in thousands, except per share amounts) :

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	3,654	$121.75	3,888
Plans not approved by stockholders:
2001 Plan	550	90.00	244
Assumed plans of acquired companies	51	328.50	600

Total	4,255	$120.00	4,732

Stock Option Exchange Programs.    In December 2002, we announced a voluntary stock option exchange program for the benefit of our employees. Under the program, our employees were initially offered the opportunity, if they so elected by January 29, 2003, to cancel certain outstanding stock options previously granted to them for new stock options to be granted no earlier than July 30, 2003. The exchange program was terminated in January 2003.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Restructuring Charges and Adjustments

2004 Restructuring Plan.    In response to our operating losses, in March 2004 we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, we finalized our restructuring plan and an additional 152 employees were involuntarily terminated. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2004, we recorded restructuring charges totalling approximately $0.6 million related to the severance payments to be paid to the 11 employees involuntarily terminated during the first quarter. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments to be paid to the 152 employees involuntarily terminated. As of December 31, 2004, an accrual of approximately $26,000 for the severance payments remaining to be made in subsequent periods related to the 2004 involuntary terminations remains in accrued liabilities.

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

2001 Restructuring Plan.    During 2001, we implemented a global restructuring plan to reduce our operating expenses with a goal of improving our financial position. The restructuring plan was initiated in response to poor economic conditions during 2001, which led to increasing net losses and declining gross margins and other performance measures such as revenue per employee. The restructuring plan encompassed terminating employees and reducing office space and related overhead expenses. Charges related to the restructuring plan primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity occurred during 2001, with the remaining actions, including closing and consolidating certain offices, completed in 2002. During 2001, we recorded restructuring charges totalling $113.3 million. Of this amount, $60.7 million related to employee severance and termination, $41.6 million related to office closure and consolidation and $11.0 million related to asset disposal losses. As of December 31, 2004, approximately $0.3 million of the employee severance and termination portion of the restructuring accrual and all of the office closure and consolidation portion of the restructuring accrual relates to activities initiated in 2001 and 2002.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Restructuring Accrual

The following table summarizes the 2004 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at December 31, 2004 and December 31, 2003:

	Employee Severance and Termination	Office Closure and Consolidation	Total
	(in thousands)
Remaining accrual balance at December 31, 2003	$3,417	$11,590	$15,007
2004 restructuring plan expense	5,071	—	5,071
Adjustment to 2001 and 2002 restructuring plans	(217)	(2,167)	(2,384)
Cash payments	(7,988)	(6,124)	(14,112)

Remaining accrual balance at December 31, 2004	$283	$3,299	$3,582

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

The accrual for office closure and consolidation of $3.3 million at December 31, 2004 represents future payments to be made for facilities that we have exited as part of our 2001 and 2002 restructuring plans. This accrual is net of sublease income deemed estimable and probable of approximately $4.1 million.

12.    Foreign Currency Risk Management

Because we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency hedging program utilizing foreign currency forward contracts to hedge selected on-functional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating income (expense) in our Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2004 we recognized net losses of $4.0 million on foreign currency

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward contracts and net gains of $0.8 million on foreign currency transactions. During 2003, we recognized net losses of $6.1 million on foreign currency forward contracts and net gains of $5.7 million on foreign currency transactions. During 2002, we recognized net losses of $2.4 million on foreign currency forward contracts and net gains of $0.2 million on foreign currency transactions.

Details of our foreign currency forward contracts as of December 31, 2004 and 2003 are presented in the following table (in thousands). All of these contracts were originated, without premiums, on December 31, 2004 and 2003 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2004 and 2003 and no amounts related to these forward contracts were recorded in our financial statements.

	2004		2003
	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds GBP	5,501	$10,588	5,404	$9,674
Canadian Dollars CAD	7,673	6,447	1,157	898
Danish Kroners DKK	—	—	3,547	596
Indian Rupees INR	125,859	2,926	156,190	3,456
Japanese Yen JPY	62,743	610	—	—
Swedish Kroners SEK	—	—	2,426	337
Swiss Francs CHF	—	—	1,335	1,075
Forward contracts to sell:
Australian Dollars AUD	1,613	1,268	14,164	10,683
Brazilian Reals BRL	—	—	1,744	586
European Euros EUR	21,741	29,721	3,144	3,987
Japanese Yen JPY	—	—	815,846	7,508
South African Rand ZAR	3,190	558	1,533	230

Our foreign currency forward contracts include credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

13.    Income Taxes

Our provision (benefit) for income taxes consists of the following:

	2004	2003	2002
Current:
Federal	$—	$—	$4,469
State	(300)	750	—
Foreign	4,873	6,774	8,429
Deferred:
Federal	—	—	814,664
State	—	—	47,475
Foreign	(5,247)	(2,062)	14,259

Total	$(674)	$5,462	$889,296

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 34.0% for 2004, 2003 and 2002 to income before income taxes as follows:

	2004	2003	2002
Expense (benefit) computed at statutory rate	$(689)	$2,032	$(3,276)
State taxes, net of federal tax benefit	(300)	750	260
Research and development tax credits	(421)	(735)	(2,939)
Non-deductible meals and entertainment	114	689	1,314
Effect of foreign operations	(2,533)	(1,411)	22,292
Increase (decrease) in valuation allowance	3,149	3,719	868,550
Other	6	418	3,095

Provision (benefit) for income taxes	$(674)	$5,462	$889,296

Deferred tax assets and liabilities at December 31, 2004 and 2003 are comprised of the following:

	2004	2003
Deferred tax assets:
Foreign tax credits	$—	$2,668
Deferred revenue	23,666	45,925
Accrued liabilities	15,533	36,815
Research and development tax credits	12,603	13,009
Net operating losses	611,312	584,494
Acquired intangibles	64,215	70,462
Capitalized expenses	72,511	73,363
Other	35,102	28,778

Total deferred tax assets	834,942	855,514
Deferred tax liabilities:
Acquired intangibles	—	(147)
Other	(1,177)	(31)

Total deferred tax liabilities	(1,177)	(178)
Valuation allowance for net deferred tax assets	(828,135)	(855,363)

Net deferred tax (liabilities) assets	$5,630	$(27)

We consider the earnings of foreign subsidiaries to be permanently reinvested outside the U.S. and, accordingly, no U.S. income tax on these earnings has been provided. Aggregate unremitted earnings of foreign subsidiaries, for which U.S. income taxes have not been provided, totaled $45.2 million and $39.7 million as of December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, we had $1.7 billion and $1.6 billion, respectively, of U.S. federal net operating loss carry-forwards and $11.8 million and $11.7 million, respectively, of U.S. federal research and development carry-forwards. The U.S. federal net operating loss carry-forwards expire in the years 2006 through 2024 and are subject to certain annual limitations. The U.S. federal research and development carry-forwards expire in the years 2005 through 2024. We had $9.2 million and $8.4 million of foreign net operating loss carry-forwards at December 31, 2004 and 2003, respectively. Foreign net operating loss carry-forwards totaling $9.2 million at December 31, 2004 expire in the years 2007 through 2008.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because we did not believe we would earn sufficient taxable income to utilize all of the deferred tax assets, during the second quarter of 2002, we recorded a valuation allowance for all of our remaining deferred tax assets. This resulted in a $887.3 million charge to income tax expense. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance. Failure to achieve sustained profitability may prevent us from utilizing these assets in their entirety, and because of the uncertainty of our return to profitability, we concluded a valuation allowance for all of our remaining deferred tax assets was necessary. As of December 31, 2004, we still have a valuation allowance for all of our remaining domestic deferred tax assets. During the year ending December 31, 2004, we released approximately $5.7 million of valuation allowance related to foreign operations due to the likelihood that certain foreign deferred tax assets will be fully utilized in the future. Release of the valuation allowance is recorded as a benefit to income tax expense. As of December 31, 2004, approximately $6.3 million of valuation allowance remains related to foreign deferred tax assets. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets. At December 31, 2004, we have recorded approximately $5.0 million in tax contingency reserves for potential future tax claims.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our chief operating decision maker, were as follows:

	2004	2003	2002
United States	$244,794	$301,534	$572,205
Non-US Americas	8,952	13,718	26,009
EMEA	72,738	108,572	216,167
GAP	62,850	71,105	93,995

Total Revenue	$389,334	$494,929	$908,376

Revenues from international operations totalled $144.5 million, $193.4 million and $336.2 million and in 2004, 2003 and 2002, respectively. No individual customer accounted for more than 10% of our total revenues during 2004 or 2003, while one customer accounted for 10.5% of total revenue in 2002.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic region excluding deferred taxes, as reported to our chief operating decision maker, were as follows:

	2004	2003
United States	$34,523	$44,017
Non-US Americas	_	781
EMEA	995	1,169
GAP	2,562	3,783

Total Long Lived Assets	$38,080	$49,750

15.    Subsequent Events

At the annual meeting of stockholders held December 16, 2004, our stockholders granted our Board of Directors discretionary authority to implement a reverse split of the common stock, in the range of 1-for-10 to 1-for-30, any time before December 16, 2005. On February 1, 2005, the Board approved the implementation of a reverse split in order to return the share price of our common stock to a level that will satisfy the minimum bid price requirements for re-listing the common stock on The NASDAQ National Market. Effective at 6:01 p.m. EDT on February 16, 2005, we implemented a reverse stock split of our outstanding common stock at a 1-for-25 ratio. As a result of the reverse split, every 25 shares of our common stock were combined into one share of common stock and the total number of outstanding shares of common stock was reduced to approximately 18,608,359 shares. In addition, the number of shares of common stock that may be issued upon the exercise of outstanding options and the conversion of outstanding Series B preferred stock have been reduced proportionately. As a result of the reverse split, our ticker symbol on the over-the-counter Pink Sheets was changed to “ITWH” beginning on February 17, 2005. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the reverse stock split.

In January 2005, we initiated a global restructuring plan intended to better align our operating expenses with our revenues. The restructuring activity is anticipated to be completed in the first and second quarters of 2005.

On February 27, 2005, Sanjiv S. Sidhu resigned from his position as our Chief Executive Officer (CEO) and President and Michael E. McGrath was appointed our CEO and President. Mr. Sidhu retains his position as Chairman of our Board.

On February 28, 2005, i2 Technologies (Netherlands) B.V., a subsidiary of the Company, settled disputes with Shell Global Solutions International B.V. that had arisen in connection with the license and development agreement, dated December 24, 2001 and amended as of October 17, 2002, between i2 BV and Shell pursuant to which i2 BV and Shell had agreed to jointly develop software to optimize the management of the crude oil supply chain.

Under the terms of the settlement, i2 BV and Shell agreed (i) to terminate the license and development agreement, (ii) that all disputes under the license and development agreement had been fully and finally settled, (iii) that Shell will pay i2 BV US$6,500,000, and (iv) that i2 BV shall own the software, intellectual property and know-how arising from the project and Shell has a royalty-free license to use, copy, develop and sublicense all aspects of the software, intellectual property and know-how arising from the project. The US$6,500,000 was received in March 2005.