Form 10-Q
period 2005-03-31
I2 TECHNOLOGIES INC
filed 2005-05-10
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2005

or

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

As of April 26, 2005 the Registrant had 18,660,025 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value or stated value)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,669	$251,273
Restricted cash	5,997	7,717
Short-term investments, at fair value	26,536	26,532
Accounts receivable, net	33,823	37,439
Deferred contract costs	1,886	1,886
Other current assets	22,457	22,034

Total current assets	335,368	346,881

Long-term investments, at fair value	500	—
Premises and equipment, net	17,872	18,987
Intangible assets, net	2,157	2,473
Goodwill	16,620	16,620
Non-current deferred tax asset	4,364	5,712

Total assets	$376,881	$390,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,978	$13,988
Accrued liabilities	55,676	39,152
Accrued compensation and related expenses	22,246	27,227
Deferred revenue	166,629	165,362

Total current liabilities	259,529	245,729
Non current deferred tax liability	—	1,177
Long-term debt	316,800	316,800

Total liabilities	576,329	563,706

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150 shares authorized, 101 issued and outstanding	97,163	97,045
Common stock, $0.00025 par value, 2,000,000 shares authorized, 18,660 and 18,608 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	10,403,711	10,403,515
Accumulated other comprehensive income	2,183	3,675
Accumulated deficit	(10,702,510)	(10,677,273)

Net stockholders’ deficit	(199,448)	(173,033)

Total liabilities and stockholders’ deficit	$376,881	$390,673

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software licenses	$12,906	$12,388
Development services	20,065	6,617
Contract	3,056	5,970
Services	23,823	24,973
Reimbursable expenses	2,634	2,670
Maintenance	25,818	31,004

Total revenues	88,302	83,622

Costs and expenses:
Cost of revenues:
Software licenses	2,703	3,177
Development services	4,601	6,606
Contract	—	106
Amortization of acquired technology	—	145
Reimbursable expenses	2,634	2,670
Services and maintenance	24,768	29,307
Sales and marketing	18,828	19,921
Research and development	15,130	19,691
General and administrative	25,643	25,461
Amortization of intangibles	—	39
Restructuring charges and adjustments	12,141	575

Total costs and expenses	106,448	107,698

Operating loss	(18,146)	(24,076)
Other expense, net	(4,766)	(5,091)

Loss before income taxes	(22,912)	(29,167)
Income tax expense	1,582	809

Net loss	$(24,494)	$(29,976)

Preferred stock dividend and accretion of discount	743	—

Net loss applicable to common shareholders	$(25,237)	$(29,976)

Net Loss per common share:
Basic	$(1.36)	$(1.72)

Diluted	$(1.36)	$(1.72)

Weighted-average common shares outstanding:
Basic	18,613	17,378
Diluted	18,613	17,378

Comprehensive loss:
Net loss applicable to common shareholders	$(25,237)	$(29,976)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities arising during the period	6	22
Foreign currency translation adjustments	(1,496)	531
Tax effect of other comprehensive loss	(2)	(8)

Total other comprehensive income (loss)	(1,492)	545

Total comprehensive loss	$(26,729)	$(29,431)

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(24,494)	$(29,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,713	4,036
Write-down of equipment	718	282
Provision (credit) for bad debts charged to expense	163	(784)
Amortization of deferred compensation	188	338
Deferred income taxes	230	(3)
Changes in assets and liabilities:
Restricted cash	1,720	4,635
Accounts receivable, net	3,431	(3,680)
Deferred contract costs	—	106
Other assets	(489)	2,666
Accounts payable	964	(1,809)
Accrued liabilities	15,873	4,502
Accrued compensation and related expenses	(4,991)	(479)
Deferred revenue	1,189	3,995

Net cash used in operating activities	(3,785)	(16,171)

Cash flows from investing activities:
Purchase of premises and equipment	(1,008)	(544)
Purchase of long-term investments	(500)	(14,705)

Net cash used in investing activities	(1,508)	(15,249)

Cash flows from financing activities:
Net proceeds from common stock issuance from options and employee stock purchase plans	8	365

Net cash provided by financing activities	8	365

Effect of exchange rates on cash	(1,319)	1,309
Net change in cash and cash equivalents	(6,604)	(29,746)
Cash and cash equivalents at beginning of period	251,273	288,822

Cash and cash equivalents at end of period	$244,669	$259,076

Supplemental cash flow information:
Income taxes paid (net of refunds received)	$268	$417
Schedule of non cash financing activities:
Preferred stock dividend and accretion of discount	$743	$—

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. We also offer master data management technology which is designed to collect, synthesize and distribute critical reference data. Our offerings help customers improve efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often bundled with other offerings, including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals discussed in Note 5, Restructuring Charges and Adjustments and Note 8, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 with the SEC (2004 Annual Report on Form 10-K).

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

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended March 31,		ESPP Shares Three Months Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	3.74%	2.59%	3.51%	2.70%
Expected term (years)	4	4	0.5	0.5
Volatility	1.08	1.21	0.6	0.88
Dividend yield	0%	0%	0%	0%

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information presents net loss and net loss per common share for the three months ended March 31, 2005 and 2004 had the fair value method under SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During the second quarter of 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three months ended March 31, 2005 and 2004.

	March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(25,237)	$(29,976)
Add: Stock-based employee compensation expense included in reported net loss	208	338
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,978)	(19,910)

Pro forma net loss	$(36,007)	$(49,548)

Net loss per common share-Basic and Diluted:
As reported	$(1.36)	$(1.72)
Pro forma	$(1.93)	$(2.85)

Allowance For Doubtful Accounts. Our allowance for doubtful accounts was $1.3 million and $1.0 million at March 31, 2005 and December 31, 2004, respectively. The increase in our allowance for doubtful accounts is based on a general reserve computation and not due to a specific collections issue.

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

We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission issued a press release (2005-57) that extended the compliance of SFAS 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period after June 15, 2005, which for calendar year end companies would be the first reporting period of 2006.

We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, or (3) whether we will use the modified prospective method or elect to use the modified retrospective method. Additionally, we cannot predict with reasonable certainty the number of options that will be unvested and outstanding on March 31, 2006.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with remaining maturities of less than three months when acquired by us are classified as available for sale and reported as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash equivalents at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
Short-term time deposits	$25,693	$28,649
Obligations of state and local municipalities	25,000	25,000
Corporate bonds and notes	96,150	93,000
Commercial paper	18,503	23,792

	$165,346	$170,441

Investments in debt securities with remaining maturities in excess of three months but less than one year when acquired by us are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments at March 31, 2005 and December 31, 2004 were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
March 31, 2005
U.S. governmental obligations	$26,706	$(170)	$26,536

December 31, 2004
U.S. governmental obligations	$26,706	$(174)	$26,532

3. Leases

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. During the first quarter of 2005, we started the consolidation of our three India facilities to one location. The aggregate future lease payments for the new India facility is approximately $7.1 million. Phase one of the consolidation was completed on February 1, 2005 and the second phase is expected to be completed in the second quarter of 2005. We also closed or partially vacated four office facilities as part of the 2005 restructuring plan (see Note 5, Restructuring Charges and Adjustments).

We incurred total rent expense of $3.3 million and $3.4 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

Future minimum lease payments under all non-cancellable operating leases, including lease payments for restructured facilities, but excluding estimated sublease income of $4.2 million from restructured facilities (See Note 5, Restructuring Charges and Adjustments for more details) as of March 31, 2005 are as follows:

2005	$16,040
2006	13,526
2007	8,504
2008	7,308
2009	7,144
Thereafter	3,634

Total	$56,156

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Borrowings and Debt Issuance Costs

We have two long-term debt obligations outstanding as of March 31, 2005, which we have recorded as long-term liabilities. The costs incurred for the issuance of these debts are capitalized and amortized over the term of the debt obligation in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The following table summarizes the long-term debt and related debt issuance cost recorded on our condensed consolidated balance sheet at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
Convertible subordinated notes, 5.25% annual rate payable semi-annually, due December 15, 2006	$310,000	$310,000
Non-negotiable promissory note, 5.25% annual rate payable semi-annually, due December 15, 2006	6,800	6,800

	$316,800	$316,800

Capitalized bond issuance costs, net	$2,157	$2,473

5. Restructuring Charges and Adjustments

2005 Restructuring Plan. On March 30, 2005, we initiated a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included involuntarily terminating 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for the office closures.

2004 Restructuring Plan. In response to our operating losses, in March 2004, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our then-current revenue levels. During the first quarter of 2004, 11 employees were involuntarily terminated and we recorded restructuring charges totalling approximately $0.6 million related to the severance payments paid to the 11 employees. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments of an additional 152 employees involuntarily terminated. No other severance costs were recorded during the remainder of 2004. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The total cost incurred for the 2004 restructuring plan was $5.0 million.

2002 Restructuring Plan. In July 2002, we initiated a global restructuring plan to further reduce our operating expenses and to bring them into alignment with our expected revenue levels. Overall expense reductions were necessary to lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters of 2002 primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and the remaining actions, such as additional office closures and consolidations and asset disposals, were completed during 2003. During 2002, we recorded restructuring charges totalling $111.9 million. Of this amount, $56.8 million related to employee severance and termination, $35.2 million related to office closure and consolidation and $19.9 million related to asset disposal losses.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidated Restructuring Accrual

The following table summarizes the 2005 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at March 31, 2005 and December 31, 2004:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Beginning accrual balance at January 1, 2005	$283	$3,299	$3,582

2005 restructuring plan expense	10,400	2,132	12,532
Adjustments to 2001 and 2002 restructuring plans	—	(391)	(391)
Non-Cash write-off of fixed assets	—	(139)	(139)

Cash payments	(2,832)	(608)	(3,440)

Remaining accrual balance at March 31, 2005	$7,851	$4,293	$12,144

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarters buildings that we vacated in January 2003 as part of our restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

The accrual for office closure and consolidation of $4.3 million at March 31, 2005 represents future payments to be made for facilities that we have exited as part of our 2001, 2002 and 2005 restructuring plans. This accrual is net of estimated sublease income of $4.2 million.

6. Net Loss Per Common Share

Net Loss Per Common Share. Basic net loss per common share was computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the three months ended March 31, 2005 and 2004, the basic and dilutive loss per common share are the same. The following is a reconciliation of the number of shares excluded from the computation for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
Weighted average common shares outstanding–basic and diluted	18,613	17,378

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,954	4,175
Convertible debt	326	368
Convertible preferred stock	4,382	—

Total anti-dilutive shares	8,662	4,543

7. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions designed to help enterprises optimize business processes both internally and among trading partners. Statement of Financial Accounting Standards (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer (CEO), in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended March 31,
	2005	2004
United States	$47,819	$51,140
Non-U.S. Americas	2,166	1,167
EMEA	26,111	17,861
Greater Asia Pacific	12,206	13,454

	$88,302	$83,622

Revenues from international operations totalled $40.5 million and $32.5 million during the three months ended March 31, 2005 and 2004, respectively. During the periods presented, no individual customer accounted for more than 10% of total revenues.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic region, as reported to our CEO, were as follows:

	March 31, 2005	December 31, 2004
United States	$33,185	$34,523
EMEA	763	995
Greater Asia Pacific	2,701	2,562

Total Long-Lived Assets	$36,649	$38,080

8. Commitments and Contingencies

Governmental Investigations

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

On June 9, 2004, the company settled the SEC enforcement proceedings. Without admitting or denying the SEC’s substantive findings against it, the company consented to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws and paid a $10.0 million civil penalty.

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

Private Securities Actions

On February 13, 2004, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) against certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Baldridge v. Sidhu, No. 3:04CV-319-D. Our company was not initially named as a defendant in the action. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements.

Plaintiffs contended that such consolidated financial statements caused our stock price to be artificially inflated. The complaint sought unspecified damages on behalf of four purported purchasers of a total of 610,250

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of our common stock from March 2001 through August 2002. On June 24, 2004, plaintiffs filed a first amended complaint seeking substantially the same relief as sought in the original complaint. On August 6, 2004, motions on behalf of all of the defendants to dismiss the first amended complaint were filed. On February 16, 2005, the court granted a motion to add the company as a defendant in the action. On February 17, 2005, the court denied the plaintiff’s motion to lift the automatic discovery stay. On March 25, 2005, the parties reached an agreement to resolve all claims and issues between the plaintiffs and the defendants. The Court entered dismissal of this cause on March 30, 2005.

On February 16, 2005, a complaint was filed in the United States District Court for the Northern District of Texas (Dallas Division) by certain plaintiffs who opted out of the 2004 settlement of our class action and derivative litigation that originated in 2001 and 2003. The action was against the company and certain of our current and former officers and directors with respect to whom we may have indemnification obligations, entitled Keritsis, et al. v. Sidhu, et al., No. 3:05-CV-323. The complaint asserted claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the 2003 restatement of our consolidated financial statements. Plaintiffs contended that such consolidated financial statements caused our stock price to be artificially inflated. The complaint sought unspecified damages on behalf of three purported purchasers of a total of 255,000 shares of our common stock from March 2001 through September 2002. On March 25, 2005, the parties reached an agreement to resolve all claims and issues between the plaintiffs and the defendants. The Court entered dismissal of this cause on March 29, 2005.

Patent Infringement Suit

On April 12, 2004, a complaint was filed in the United States District Court in Marshall, Texas against the company by Sky Technologies. The complaint alleged that we had infringed upon certain of the patents of Sky Technologies and further alleged that we misappropriated certain of the plaintiff’s trade secrets. The plaintiff claimed an unspecified amount of damages. On March 30, 2005, the parties reached an agreement to resolve all claims and issues between the company and Sky Technologies.

Internal Revenue Service Audit

We are currently being examined by the Internal Revenue Service regarding matters relating to the timing of our remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. We have filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by us. Such penalties could be significant, however, and we presently intend to seek full statutory abatement of any such penalties which might be assessed. Since we do not believe it is possible at this time to estimate the amount of penalties the IRS may assess, no accrual for a loss contingency relating to this matter has been recorded.

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of assessments totaling approximately $2.4 million and interest of approximately $0.9 million related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. The assessment of a penalty in an amount up to an additional $2.4 million in the future is possible. We disagree with this position and have appealed the assessments and interest on the basis that the intercompany transactions were conducted at appropriate pricing levels. These assessments have resulted in no effect to our condensed consolidated statement of operations as we have accrued tax contingency reserves for such matters.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between our company and Kmart. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. We are vigorously defending the company against this action.

Certain Accruals

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. We are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. The adverse resolution of any one or more of those matters or the matters described in this Note 8 over and above the amount, if any, that has been estimated and accrued in our condensed consolidated financial statements could have a material adverse effect on our business, financial condition or results of operations.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we plan to advance or indemnify certain current and former directors, officers and employees for fees and expenses incurred by them in connection with the governmental investigations related to the 2003 restatement of our consolidated financial statements and other matters.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we expect to advance fees and expenses incurred by certain officers and employees in connection with the governmental investigations related to the 2003 restatement of our consolidated financial statements and other matters.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was serving, at our request in such capacity. During the first quarter of 2005, we incurred approximately $0.8 million of expense for legal fees and expenses incurred by current and former employees.

9. Reverse Stock Split

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Related Party Transaction

In June 1998, Michael E. McGrath, our current Chief Executive Officer, President and Director, founded Integrated Development Enterprise, Inc. or IDe, a private company based in Concord, Massachusetts providing integrated software solutions for development chain management. He has served as Chairman of IDe since October 1998. Prior to our hiring of Mr. McGrath as our Chief Executive Officer and President on February 27, 2005, Mr. McGrath had been bound by the terms of an agreement with IDe pursuant to which he was committed to provide approximately 52 days of service per year to IDe, through January 31, 2007. As consideration for the release of Mr. McGrath from that commitment, we entered into a preferred stock purchase agreement with IDe, dated as of February 28, 2005, pursuant to which we agreed to purchase up to $1.0 million of convertible preferred stock of IDe. Q Funding III, L.P., an affiliate of Q Investments and R² Investments, LDC, the holder of all of our outstanding shares of Series B preferred stock, also committed to purchase up to $1.0 million of IDe convertible preferred stock, on identical terms, pursuant to the terms of the same preferred stock purchase agreement. On March 7, 2005, both we and Q Funding purchased half of the preferred stock that each of us committed to acquire. The funding of the balance of commitments under the preferred stock purchase agreement will take place, if at all, on or prior to February 28, 2007, subject to the satisfaction of certain conditions. Mr. McGrath was released from his service obligation to IDe upon execution and delivery of the preferred stock purchase agreement. Mr. McGrath will continue as chairman of IDe. Mr. McGrath and members of his family hold less than 10% of the common stock of IDe on a fully-diluted basis. Our share of the investment is recorded as $0.5 million long-term investment in the condensed consolidated balance sheet at March 31, 2005.

11. Subsequent Events

On April 4, 2005, M. Katy Murray, our Executive Vice President and Chief Financial Officer, provided notice of her resignation from her positions as Executive Vice President and Chief Financial Officer and her employment with us. Ms. Murray’s resignation will become effective May 31, 2005.

On April 18, 2005, Lloyd G. Waterhouse, Jackson L. Wilson, Jr. and Stephen P. Bradley were appointed to our Board of Directors and to the Audit and Compensation Committees of our Board, subject to each of their acceptance of such appointments. The appointments, each of which had been accepted by April 21, 2005, were made solely by action of our Board of Directors, as permitted by Delaware law and our Amended and Restated Bylaws.

On April 25, 2005, we filed a listing application with the NASDAQ National Market to re-list our common stock on the NASDAQ National Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation or ordering as to priority, the following:

•	We have experienced substantial negative cash flows and we may not achieve a return to positive cash flow. A failure to rationalize expenses, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $316.8 million of debt matures in December 2006. Accordingly, we anticipate seeking additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. However, we may not be able to obtain debt or equity financing on satisfactory terms, or at all.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could also harm our business and impair our liquidity.

•	We may not be competitive and increased competition could seriously harm our business.

•	Further loss of key personnel, including customer-facing employees, or failure to locate and hire a suitable candidate for our Chief Financial Officer position may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring initiatives have recently been executed, and such activities pose risks to our business.

•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by improving agility, managing variability, reducing complexity, improving operational visibility, increasing operating velocity as well as integrating planning and execution. We also offer master data management technology which is designed to collect, synthesize and distribute critical reference data. Our offerings help customers improve efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2005 to our critical accounting policies as we described in our 2004 Annual Report on Form 10-K filed on March 16, 2005.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive loss. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Total revenues increased $4.7 million, or 6%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Details of our revenues are presented below.

	Three Months Ended March 31, 2005	Percent of Total Revenue	Three Months Ended March 31, 2004	Percent of Total Revenue
	(dollars in thousands)
Revenues
Software products	$1,337	2%	$3,499	4%
Subscriptions and other recurring revenue	11,569	13%	8,889	11%

Software licenses	$12,906	15%	$12,388	15%
Development services	20,065	23%	6,617	8%
Contract	3,056	3%	5,970	7%
Services	23,823	27%	24,973	30%
Reimbursable expenses	2,634	3%	2,670	3%
Maintenance	25,818	29%	31,004	37%

Total revenues	$88,302	100%	$83,622	100%

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $12.9 million, or 15% of total revenues, for the three months ended March 31, 2005, increasing $0.5 million, or 4%, from the same period in 2004.

Revenue from software product sales totalled $1.3 million, or 10% of our total software license revenue for the three months ended March 31, 2005. Software product sale revenue decreased $2.2 million, or 62%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in revenue from software product sales in the 2005 period as compared to the comparable period in 2004 is due mainly from the increase in the number of transactions sold with development services. We have been focusing on selling new products and new functionalities of existing products that increase the likelihood of customization and enhancement to our software. Fees received for the license, together with fees for customization and enhancements, are classified as development services.

Revenue from subscriptions and other recurring revenue classified as software license revenue increased $2.7 million, or 30%, for the three months ended March 31, 2005 versus the comparable period in 2004. The increase in revenue is primarily attributable to four supply chain leader transactions executed in 2004 that resulted in recurring revenue of $3.1 million for the three months ended March 31, 2005. These transactions, which each have terms of three years or more, include rights to certain current and future products that may become available during the term of each respective contract. The revenues related to our subscription arrangements are recognized ratably over the term of the arrangement.

Development Services. Revenue from development services projects increased $13.4 million, or 203%, during the three months ended March 31, 2005 over the comparable period in 2004. This increase includes $8.5 million related to an agreement with Shell Global Solutions International B.V., comprised of $2.0 million of previously deferred revenue and $6.5 million related to the settlement of outstanding contractual disputes. Excluding the effect of this one-time event, revenue from development service projects increased $4.9 million, or 75%, in the three months ended March 31, 2005 over the comparable period in 2004. The increase in revenue from development services is a result of an increase in demand for customization of our software along with increased sales of new technologies that are more likely to involve customization or enhancement of the software. Based on our historical trends, we expect development services to continue to fluctuate on a quarterly basis due to the timing of revenue recognition on these projects. However, we do not expect the trend to increase, in the near term, as it did in the three months ended March 31, 2005. In any period, development services revenue is dependent upon a variety of factors, including:

•	the volume of development services transactions booked during the current and preceding periods;

•	the number and availability of development resources actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Contract. Contract revenues decreased $2.9 million, or 49%, during the three months ended March 31, 2005 compared to the same period in 2004. The decrease in contract revenue during the 2005 period is a result of the lower level of deferred contract revenue remaining to be recognized and the occurrence of fewer events which would allow the recognition of these revenues. In the future, we continue to expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has substantially decreased. As of March 31, 2005, the deferred contract revenue balance was $50.1 million. We expect contract revenues to continue to fluctuate significantly on a quarterly basis due to the timing of revenue recognition events.

Services. Services revenue decreased $1.2 million, or 5%, during the three months ended March 31, 2005 compared to the same period in 2004. The decrease in services revenue was primarily due to the lower volume of license sales, which led to fewer implementations. Additionally, as we focus on new technologies that may involve providing services to customize or enhance the software requested by our customers, fees received in conjunction with providing those services are classified as development services revenue as described above.

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

Reimbursable Expenses. Reimbursable expenses was comparable in the three months ended March 31, 2005 and 2004. These costs will generally fluctuate in direct relation to our services revenue.

Maintenance. Maintenance revenue decreased $5.2 million, or 17%, during the three months ended March 31, 2005, compared to the same period in 2004. The decrease in maintenance revenue during the 2005 period resulted from a continued decline in maintenance renewals by our customers, decrease in license bookings and less favorable renewal terms. In addition, we executed four supply chain leader transactions in 2004. These transactions were with customers who previously utilized our software through perpetual license agreements and annual maintenance contracts, and are being recorded as license subscription revenue. There can be no assurance that maintenance revenues will improve, or even remain at current levels. In addition, maintenance revenue may continue to decrease as we continue to enter into these large recurring revenue transactions.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Greater Asia and Canada. International revenue totalled $40.5 million, or 46% of total revenue, during the three months ended March 31, 2005; and $32.5 million, or 39% of total revenue, during the comparable period in 2004. The increase in international revenue during the three months ended March 31, 2005 compared to the same period in 2004 was due mainly to the $8.5 million of revenue recognized under the agreement we reached with Shell Global Solutions International B.V. for the settlement of outstanding contract disputes.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive loss. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2005	Gross Margin	Three Months Ended March 31, 2004	Gross Margin
	(dollars in thousands)
Software licenses	$2,703	79%	$3,177	74%
Development services	4,601	77%	6,606	0%
Contract	—	100%	106	98%
Amortization of acquired technology	—		145
Reimbursable expenses	2,634	0%	2,670	0%
Services and maintenance	24,768	50%	29,307	48%

Total cost of revenues	$34,706		$42,011

Cost of Software Licenses. Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized;

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement;

•	Costs related to user documentation;

•	Costs related to reproduction and delivery of software;

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses decreased $0.5 million, or 15%, during the three months ended March 31, 2005 compared to the same period in 2004. The decrease in cost of software license is due to renegotiated prepaid third party royalty agreements resulting in a lower expense run rate than the three month period ended March 31, 2004.

Cost of Development Services. Cost of development services decreased $2.0 million, or 30%, for the three months ended March 31, 2005 compared to the same period in 2004. The decrease was due mainly to a change in the level of our activity related to the settlement of the contractual dispute with Shell Global Solutions International B.V. We incurred development service costs of $2.3 million during the first quarter of 2004 related to the Shell arrangement but incurred no costs during the three months ended March 31, 2005. The gross margin on this business will vary as result of the timing of revenue recognition, which in some arrangements is impacted by the attainment of contractual milestones. The gross margin on this business increased from 0% for the three months ended March 31, 2004 to 77% during the comparable period in 2005. The increase in gross margin was primarily the result of the timing of revenue recognition, and during the 2004 period, our performance of certain strategic development services projects at a lower margin to offset the cost of our planned product development and pressures on the rates for our services. Excluding the $8.5 million in revenue from Shell Global Solutions International B.V. recorded in the first quarter of 2005 and the $2.3 million of development service cost incurred during the first quarter of 2004, the gross margin was 60% and 35% for the three months ended March 31, 2005 and March 31, 2004, respectively.

Cost of Contract. Cost of contract decreased $0.1 million, or 100%, for the three months ended March 31, 2005 compared to the same period in 2004. Because contract expenses are recorded when the corresponding revenue is recognized, we expect cost of contract to vary significantly. As of March 31, 2005, we have $1.9 million remaining in deferred contract costs.

Amortization of Acquired Technology. The amortization of acquired technology decreased $0.1 million or 100% during the three month period ended March 31, 2005 compared to the same period in 2004. Our acquired technology from 2001 and 2000 acquisitions were fully amortized in the third quarter of 2004, resulting in no expense in the three months ended March 31, 2005.

Cost of Services and Maintenance. The total cost of services and maintenance decreased $4.5 million, or 16%, for the three months ended March 31, 2005 compared to the same period in 2004. The decrease in cost was primarily the result of an 18% decrease in the number of our service and maintenance personnel for the three months ended March 31, 2005 compared to the same period in 2004.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenues for those operating expenses in our condensed consolidated statements of operations and comprehensive loss. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2005	Percent of Total Revenue	Three Months Ended March 31, 2004	Percent of Total Revenue
	(dollars in thousands)
Sales and marketing	$18,828	21%	$19,921	24%
Research and development	15,130	17%	19,691	24%
General and administrative	25,643	29%	25,461	30%
Amortization of intangibles	—	0%	39	0%

Total operating expenses	$59,601		$65,112

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs.

Sales and marketing expense decreased $1.1 million, or 6%, for the three months ended March 31, 2005 compared to the same period in 2004. The decrease was primarily due to a 24% decrease in the average number of sales and marketing personnel between March 31, 2004 and March 31, 2005.

Research and Development Expense. Research and development expenses decreased $4.6 million, or 23%, for the three months ended March 31, 2005 compared to the same period in 2004. The decrease was caused by a 38% decrease in the number of our research and development personnel between March 31, 2004 and March 31, 2005 and the continuation of our initiative to have the majority of our development personnel located in India. As of March 31, 2005, approximately 58% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense increased $0.2 million, or 1%, for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily due to a $0.7 million increase in legal fees and litigation expenses partially offset by an 11% decrease in the average number of general and administrative personnel between March 31, 2004 and March 31, 2005. In March 2004, we accrued $10.0 million for the SEC settlement and in March 2005, we accrued approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the governmental investigations currently being conducted and our ongoing litigation.

Restructuring Charges

In response to our recent operating losses, in the first quarter of 2005, we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels.

Additional details of the restructuring charge and remaining accruals are presented in Note 5 – Restructuring Charges and Adjustments in the accompanying notes to condensed consolidated financial statements.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Interest income	$1,404	$771
Interest expenses	(4,158)	(4,683)
Foreign currency hedge and transaction losses, net	(1,503)	(492)
Other expense, net	(509)	(687)

Total non-operating expense, net	$(4,766)	$(5,091)

The increase in interest income over the comparable periods is primarily the result of the higher average balances of invested funds and higher market interest rates. The decrease in interest expense during the 2005 period as compared to the first quarter of 2004 resulted from the early retirement of $40.0 million of convertible debt in August 2004.

Provision (Benefit) for Income Taxes

We recognized income tax expense, primarily foreign taxes, of $1.6 million and $0.8 million during the three months ended March 31, 2005 and 2004, respectively, representing effective income tax rates of (6.9)% in the 2005 period and (2.8)% in the 2004 period.

Contractual Obligations

During the three months ended March 31, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2004 Annual Report on Form 10-K filed March 16, 2005, except for the consolidation of our three India facilities to one location. The aggregate future lease payments for the new India facility is approximately $7.1 million. See Note 3 – Leases in our condensed consolidated financial statements.

Off-Balance-Sheet Arrangements

As of March 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital was $75.8 million at March 31, 2005 compared to working capital of $101.1 million at December 31, 2004, a decrease of $25.3 million or 25%. The decline in working capital was the result of an $11.5 million decrease in current assets (primarily due to a net decrease of $8.3 million in cash and cash equivalents, restricted cash and short-term investments and a $3.6 million decrease in accounts receivable) and a $13.8 million increase in current liabilities (consisting of an $18.8 million increase in accounts payable, accrued liabilities and deferred revenue, partially offset by a $5.0 million decrease in accrued compensation).

Cash and cash equivalents were $244.7 million at March 31, 2005, a decrease of $6.6 million from December 31, 2004. The decrease was the result of: $3.8 million of cash used in operating activities and $1.5 million of cash used in investing activities (primarily $1.0 million of cash used to purchase property and equipment). At March 31, 2005, restricted cash totalled $6.0 million, all of which was pledged as collateral for outstanding letters of credit. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. At March 31, 2005 and December 31, 2004, short-term investments totalled $26.5 million. Short-term investments consist primarily of highly rated corporate debt securities and obligations of municipalities and agencies of the U.S. government that have remaining maturities of less than one year. Investments in common stock and warrants of public companies were not significant at March 31, 2005 or December 31, 2004.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $277.7 million at March 31, 2005 compared to $285.5 million at December 31, 2004.

The most significant adjustments to reconcile net loss to net cash from operations during the first quarter of 2005 were the decrease in accounts receivable of $3.4 million and the $15.9 million increase in accrued liabilities, partially offset by the decrease of $5.0 million in accrued compensation and related expenses.

The most significant use of net cash used by investing activities during 2005 was the $1.0 million purchase of property and equipment.

Accounts receivable, net of allowance for doubtful accounts, decreased 10% during the three months ended March 31, 2005. Day’s sales outstanding (DSO’s) in receivables decreased to 34 days as of March 31, 2005 from 41 days as of December 31, 2004.

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

In March 2005, we recorded a restructuring charge of $12.5 million (See Note 5 – Restructuring Charges and Adjustments in our Notes to Condensed Consolidated Financial Statements) to “resize” our infrastructure. Cash outlays of $9.5 million will be paid in future periods, the majority of which are employee severance and termination charges of $7.6 million to be paid by the third quarter of 2005.

We maintain a $15.0 million letter of credit line and as of March 31, 2004, $4.7 million in letters of credit were outstanding under this line and $6.0 million in restricted cash was pledged as collateral.

We have experienced substantial negative cash flows during the four years ended December 31, 2004, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we recently initiated additional restructuring activities focused on, among other things, further reducing our workforce and decreasing development of the functionality for certain of our products, a failure to achieve expense targets, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

Our cash position may continue to decline, primarily due to cash outflows associated with our restructuring activities, our operations and our debt service obligations. We are obligated to pay approximately $16.6 million of interest annually on our $316.8 million of outstanding indebtedness. Additionally, all of such indebtedness will mature and become due and payable in December 2006. We anticipate that we will need to seek additional equity or debt financing in order to support our operations and enable us to repay or refinance the $310.0 million of convertible subordinated notes and the $6.8 million non-negotiable promissory note that remain outstanding. We may not be able to obtain equity or debt financing on satisfactory terms, or at all. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

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

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totalled 46% and 39% of total revenues during the three months ended March 31, 2005 and 2004. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. As of March 31, 2005, 86% of our debt securities and time deposits had remaining maturities of three months or less, while 13% had remaining maturities between three months and one year. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 50 basis points between December 31, 2004 and March 31, 2005. As of March 31, 2005, the weighted-average yield on time deposits and debt securities we held was 2.67% compared to 2.21% for debt securities held as of December 31, 2004. Based on the short-term nature of our investment holdings as of March 31, 2005, the fair market value of the portfolio would not be significantly impacted by changes in market interest rates.

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

Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various publicly traded companies for business and strategic purposes. We have realized no gain or loss on these investments during the three months ended March 31, 2005 and 2004. The remaining carrying value of minority equity investments was zero at March 31, 2005.

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

We have experienced substantial negative cash flows during the four years ended December 31, 2004 and the quarter ended March 31, 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we recently initiated additional restructuring activities focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to achieve expense targets, stabilize or grow revenues and achieve positive cash flows will impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $16.6 million annually in interest on our $310.0 million of convertible subordinated notes and $6.8 million non-negotiable promissory note, all maturing in December 2006. Notwithstanding the company’s efforts to strengthen its financial position in 2004 by obtaining $122.0 million of equity financing and retiring $40.0 million of indebtedness, continuing negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

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

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 7 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, covers the company only. The SEC’s investigation continues as to other individuals and entities, and the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

We currently face a lawsuit recently brought against us by Kmart and a potential assessment by the Internal Revenue Service relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year. We may face additional litigation in the future that could harm our business and impair our liquidity.

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

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. We understand that some competitors are offering enterprise application software at no charge as components of product bundles. Further, traditional enterprise resource planning vendors have focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete and, increasingly, corporate information technology departments are undertaking internal development efforts. As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

The Loss Of Certain Of Our Key Personnel And Any Future Potential Losses Of Key Personnel Or Our Failure To Attract Additional Personnel, Including A Suitable Candidate For Our Chief Financial Officer Position, Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our performance and our restructurings, among other reasons, and we believe our voluntary attrition rate is generally higher than the software industry’s average. Our workforce reductions have impacted employees directly responsible for sales, which may affect our ability to close revenue transactions with our customers and prospects, and consulting, which may affect customer satisfaction. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel, which may be increasingly difficult given our recent financial performance and employee layoffs. In April 2005, we announced that Katy Murray, our current Chief Financial Officer, provided notice of her resignation effective May 31, 2005. While we have initiated a search for a replacement, we may not be successful in securing a suitable candidate for this position. Further, additional restructuring initiatives are currently being executed that may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Restructuring Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business.

Restructuring initiatives have recently been executed by us in an effort to achieve our profitability objectives. This restructuring has involved, among other things, reducing our workforce and decreasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others. The failure to retain and effectively manage our remaining employees could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

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

If We Are Unable To Develop And Generate Demand For Our Products, Additional Serious Harm Could Result To Our Business.

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

Our software programs may contain errors. Although we conduct testing and quality assurance through a release management process, we may not discover errors until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced products because of errors. Errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delays in market acceptance, diversion of development and consulting resources and claims against us by customers.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 46% of our total revenues during the quarter ended March 31, 2005, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

We May Not Be Able to Fully Realize The Benefits Of Our Deferred Tax Assets.

If we do not achieve sufficient federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire, and we will be unable to fully realize the benefits of our deferred tax assets.

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

On February 16, 2005, we implemented a reverse split of our common stock at a ratio of one-for-25 and our stock price has traded above the $5 minimum bid price requirement for The NASDAQ National Market since that time. On April 25, 2005, we applied to re-list our common stock on the NASDAQ National Market. Despite our implementation of the reverse stock split and our current compliance with the $5 minimum bid price requirement, we may not be successful in obtaining NASDAQ approval of our application for re-listing or, if our application is approved, our common stock price could decline to levels that would again cause us not to comply with NASDAQ listing standards. Our failure to obtain or maintain the listing of our common stock on The NASDAQ National Market may harm our general business reputation and be a consideration for investors when considering an investment in us, which could have a material adverse effect on our business, results of operations and financial condition.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, And An Affiliate Of Q Investments Have Significant Influence Over Stockholder Votes.

As of April 19, 2005, our current executive officers and directors together beneficially owned approximately 24.3% of the total voting power of our company, approximately 23.9% of which was beneficially owned by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 24.6% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult To Resell Common Stock At Attractive Prices.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. For example, during the quarter ended March 31, 2005, the market price of our common stock on the over-the-counter Pink Sheets fluctuated between $7.77 and $17.50. The following factors could significantly affect the market price of our common stock:

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

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, during our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 8 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 4, 2005, Adrianne Court, our former Senior Vice President, Human Resources, provided notice of her resignation from that position, effective immediately. Ms. Court agreed to continue to provide services to the company as an employee through May 20, 2005, at which time her resignation as our employee will become effective.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael E. McGrath, Chief Executive Officer and President of i2.

31.2	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, Chief Executive Officer and President of i2.

32.2	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mary K. Murray, Executive Vice President and Chief Financial Officer of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

May 9, 2005	By:	/s/ MARY K. MURRAY
Mary K. Murray
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)