Form 10-K/A
period 2004-12-31
I2 TECHNOLOGIES INC
filed 2005-08-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

i2 TECHNOLOGIES, INC.

FORM 10-K/A

		Page

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 9A.	Controls and Procedures	28

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30

SIGNATURES		31

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for the purpose of amending our consolidated financial statements. We have reviewed our classification of investments in auction rate securities on our balance sheet. Auction rate securities are long-term bonds that resemble short-term instruments and provide liquidity because their interest rates are reset periodically, usually every 7, 28 or 35 days. The rate is reset by a modified Dutch auction process and investors can sell or buy the securities on those auction dates. Based on our review, we have determined that our auction rate securities should be classified as short-term investments instead of cash equivalents, and that purchases and sales of these securities should be reflected as investing activities on our cash flow statement. Similarly, we have determined that it is appropriate to reflect changes in restricted cash balances as investing activities in our cash flow statement.

As a result, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and related disclosures in this Form 10-K/A have been restated to give effect to these reclassifications. These reclassifications did not have an impact on our total current assets, our total assets, or our net income (loss) or net income (loss) per share for any period presented.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains Item 7 of Part II, as amended, Item 9A of Part II, as amended, new exhibits and financial statement schedules as identified in Item 15 of Part IV, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 contains only the sections and exhibits to the Form 10-K that are being amended. The sections of and exhibits to the Form 10-K as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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

General and Administrative Expenses. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense decreased $34.1 million, or 32%, in 2004. The decrease is primarily due to a $42 million accrual recorded in the fourth quarter of 2003 for estimated losses relating to a possible settlement of the class action and derivative litigation (See Item 3 - Legal Proceedings and Note 7 – Commitments and Contingencies in our Notes to Consolidated Financial Statements) and a decrease in audit, tax and accounting fees of $3.0 million in 2004, partially offset by the increase in indemnification expense of $3.1 million in 2004 and a $10.0 million accrual recorded in the first quarter of 2004 related to the settlement of the SEC enforcement proceedings against the company.

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

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Year Ended December 31,
	2004	2003	2002
Interest income	$4,179	$4,942	$13,926
Interest expense	(17,873)	(20,641)	(23,839)
Realized gains (losses) on investments, net	(79)	370	1,895
Foreign currency hedge and transaction losses, net Gain on early extinguishment of debt	(3,207 2,223)	(424 3,435)	(2,203 —)
Other expense, net	(944)	(2,234)	(1,809)

Total non-operating expense, net	$(15,701)	$(14,552)	$(12,030)

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

		Payments due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (excluding restructured facilities)	$43,371	$16,740	$15,076	$10,225	$1,330
Operating leases for restructured facilities	7,414	3,407	2,486	609	912
Sub-lease income related to restructured facilities	(4,628)	(1,536)	(1,571)	(609)	(912)
Long-term debt obligations 1	350,068	16,634	333,434	—	—
Other purchase obligations 2	15,241	7,316	7,600	325	—

Total	$411,466	$42,561	$357,025	$10,550	$1,330

[1]	Included in the long-term debt obligations are semi-annual interest payments through December 15, 2006.
[2]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

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

Liquidity and Capital Resources

The following liquidity and capital resources discussion has been updated for the effects of the restatement discussed in Note 15 to the consolidated financial statements.

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

Cash and cash equivalents were $133.3 million at December 31, 2004, an increase of $26.5 million from December 31, 2003. The increase was primarily the result of $48.4 million of cash provided by investing activities and $83.1 million in cash provided by financing activities, which were partially offset by $107.3 million in cash used in operating activities. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts. At December 31, 2003, restricted cash totalled $15.5 million, of which $12.6 million was pledged as collateral for outstanding letters of credit, $2.2 million was pledged as bank guarantees and $0.7 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we maintain a portfolio of short-term investment securities to supplement our liquidity needs. At December 31, 2004, short-term investments totalled $144.5 million. At December 31, 2003, short-term investments totaled $187.0 million. Short-term investments consist primarily of highly rated auction rate securities and obligations of agencies of the U.S. government.

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

The most significant component of cash provided by investing activities during 2004 was the $424.4 million of proceeds received from the sale of short-term investments and $7.8 million of restrictions released from cash, which was partially offset by the $382.1 million used for the purchase of short and long-term investments.

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

We have raised cash through multiple equity transactions during 2004. On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R² Investments, LDC, an affiliate of Q Investments, for $95.3 million (net of $4.7 million of issuance costs). On May 26, 2004, a $19.7 million (net of issuance costs of $0.3 million) common stock investment in the company by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, closed and was funded at a price of $23.15 per share. On December 14, 2004, a $2.0 million common stock investment in the company by a former executive of the company closed and funded at a price of $16.30 per share. See Note 8 - Stock Transactions in our Notes to Consolidated Financial Statements.

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

Our cash and cash equivalents, restricted cash and short-term investments position may continue to decline, primarily due to cash outflows associated with our restructuring activities, our operations and our debt service obligations. We are obligated to pay approximately $16.6 million of interest annually on our $316.8 million of outstanding indebtedness. Additionally, all of such indebtedness will mature and become due and payable in December 2006. While we made efforts to strengthen our financial position in 2004 by obtaining $122.0 million of equity financing and repurchasing $40.0 million of our convertible subordinated notes, we anticipate that we will need to seek additional equity or debt financing in order to support our operations and enable us to repay or refinance the $310.0 million of convertible subordinated notes and the $6.8 million of the non-negotiable promissory note that remain outstanding. We may not be able to obtain equity or debt financing on satisfactory terms, or at all. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 125 basis points between December 31, 2003 and December 31, 2004. As of December 31, 2004, the weighted-average yield on time deposits and debt securities we held was 2.21% compared to 1.12% for debt securities held as of December 31, 2003. During 2004, we purchased $26.7 million long-term securities. The long-term investments are classified as short-term as of December 31, 2004, based on their remaining maturities.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Any investment in our company will be subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This annual report is qualified in its entirety by these risk factors.

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

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 7 – Commitments and Contingencies in our Notes to Consolidated Financial Statements, covers the company only. The SEC’s investigation continues as to other individuals and entities, and the U.S. Attorney’s Office for the Northern District of Texas has been conducting interviews of certain current and former officers and employees of the company in connection with the matters that are the subject of the SEC’s ongoing investigation.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating quarterly our disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were designed to provide reasonable assurance that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

We re-evaluated our disclosure controls and procedures in light of the factors that led us to make the restatements reflected in this report. Based on thorough review and discussion with our audit committee, we determined that the reclassifications are necessary to properly present our investment in auction rate securities and changes in restricted cash, and have amended our annual financial statements included in this Form 10-K/A to present them on a comparable basis with subsequent reports. We continue to believe our disclosure controls and procedures were effective at December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework of Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2004. Our management’s assessment of our internal control over financial reporting as of December 31, 2004 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements (as restated) for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 (August 9, 2005 as to the effects of the restatement discussed in Note 15) expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 15, 2005

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are filed as part of this Form 10-K on the pages indicated:

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description
23.1	— Consent of Deloitte & Touche LLP.

31.1

— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer) of i2.

32.1

— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer) of i2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

i2 TECHNOLOGIES, INC.

Dated: August 9, 2005

	By:	/s/ MICHAEL E. MCGRATH
Michael E. McGrath
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL E. MCGRATH Michael E. McGrath	Chief Executive Officer, President and Director (Principal executive officer and principal accounting and financial officer)	August 9, 2005

*	Chairman	August 9, 2005
Sanjiv S. Sidhu

*	Director	August 9, 2005
Harvey B. Cash

*	Director	August 9, 2005
Robert L. Crandall

/s/ RANDY EISENMAN	Director	August 9, 2005
Randy Eisenman

*	Director	August 9, 2005
Richard L. Clemmer

*	Director	August 9, 2005
Michael S. Diament

/s/ LLOYD G. WATERHOUSE	Director	August 9, 2005
Lloyd G. Waterhouse

/s/ JACKSON L. WILSON	Director	August 9, 2005
Jackson L. Wilson

/s/ STEPHEN P. BRADLEY	Director	August 9, 2005
Stephen P. Bradley

*	By:	/s/ MICHAEL E. MCGRATH
Michael E. McGrath
Attorney-in-Fact

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 15, 2005

(August 9, 2005 as to the effects of the restatement discussed in Note 15)

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except par value)

	2004	2003
	(as Restated, See Note 15)	(as Restated, See Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$133,273	$106,822
Restricted cash	7,717	15,532

Short-term investments, at fair value	144,532	187,000
Accounts receivable, net of allowance for doubtful accounts	37,439	36,746
Deferred contract costs	1,886	6,995
Other current assets	22,034	27,529

Total current assets	346,881	380,624
Premises and equipment, net	18,987	28,483
Intangible assets, net	2,473	4,647
Goodwill	16,620	16,620
Non-current deferred tax asset	5,712	—

Total assets	$390,673	$430,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	13,988	$20,853
Accrued liabilities	39,152	109,499
Accrued compensation and related expenses	27,227	27,380
Deferred tax liabilities	—	9
Deferred revenue	165,362	212,753

Total current liabilities	245,729	370,494
Non-current deferred tax liabilities	1,177	18
Long-term debt	316,800	356,800

Total liabilities	563,706	727,312
Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150 shares authorized, 101 shares issued and outstanding	97,045	—
Common stock, $0.00025 par value, 2,000,000 shares authorized, 18,608 and 17,365 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	5	4
Additional paid-in capital	10,403,515	10,377,042
Accumulated other comprehensive income	3,675	217
Accumulated deficit	(10,677,273)	(10,674,201)

Net stockholders’ deficit	(173,033)	(296,938)

Total liabilities and stockholders’ deficit	$390,673	$430,374

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)

	2004	2003	2002
Revenues:
Software licenses	$58,548	$65,430	$88,629
Development services	30,673	26,782	13,154
Contract	72,877	126,488	514,601
Services	100,022	126,559	132,441
Reimbursable expenses	10,450	13,573	14,833
Maintenance	116,764	136,097	144,718

Total revenues	389,334	494,929	908,376

Costs and expenses:
Cost of revenues:
Software licenses	10,864	6,656	2,976
Development services	18,040	23,261	10,298
Contract	4,718	11,844	147,522
Amortization of acquired technology	369	580	15,156
Reimbursable expenses	10,450	13,573	14,833
Services and maintenance	106,486	135,845	117,051
Sales and marketing	79,700	90,781	198,825
Research and development	70,660	80,788	173,064
General and administrative	71,646	105,710	65,446
Amortization of intangibles	39	540	11,223
Impairment of intangibles and goodwill	—	—	37,660
Restructuring charges and adjustments	2,687	4,822	111,928

Total costs and expenses	375,659	474,400	905,982

Operating income	13,675	20,529	2,394
Non-operating expense, net:
Interest income	4,179	4,942	13,926
Interest expense	(17,873)	(20,641)	(23,839)
Realized gains (losses) on investments, net	(79)	370	1,895
Foreign currency hedge and transaction losses, net	(3,207)	(424)	(2,203)
Gain on extinguishment of debt	2,223	3,435	—
Other expense, net	(944)	(2,234)	(1,809)

Total non-operating expense, net	(15,701)	(14,552)	(12,030)

Income (loss) before income taxes	(2,026)	5,977	(9,636)
Provision (benefit) for income taxes	(674)	5,462	889,296

Net income (loss)	$(1,352)	$515	$(898,932)

Preferred stock dividend and accretion of discount	1,720	—	—

Net income (loss) applicable to common shareholders	$(3,072)	$515	$(898,932)

Net income (loss) per common share:
Basic	$(0.17)	$0.03	$(52.42)
Diluted	$(0.17)	$0.03	$(52.42)

Weighted-average common shares outstanding:
Basic	18,004	17,331	17,150
Diluted	18,004	18,209	17,150

Comprehensive income (loss):
Net income (loss) applicable to common stockholders	$(3,072)	$515	$(898,932)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities arising during the period	(343)	—	(12,395)
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in income	79	—	(1,895)

Net unrealized loss	(264)	—	(14,290)
Foreign currency translation	3,632	2,818	3,099

Tax effect of other comprehensive income (loss)	90	—	5,148

Total other comprehensive income (loss)	3,458	2,818	(6,043)

Total comprehensive income (loss )	$386	$3,333	$(904,975)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Preferred		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2001	—	—	16,970	4	10,354,181	3,442	(9,775,784)	581,843

Exercise of options and issuance of common stock under stock purchase plans	—	—	344	—	18,544	—	—	18,544
Tax benefit of stock options	—	—	—	—	2,061	—	—	2,061
Amortization of deferred compensation	—	—	—	—	502	—	—	502
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	(9,142)	—	(9,142)
Foreign currency translation	—		—	—	—	3,099	—	3,099
Net loss	—	—	—	—	—	—	(898,932)	(898,932)

Balance as of December 31, 2002	—	$—	17,314	$4	$10,375,288	$(2,601)	$(10,674,716)	$(302,025)

Exercise of options and issuance of common stock under stock purchase plans	—	—	51	—	139	—	—	139
Amortization of deferred compensation	—	—	—	—	1,615	—	—	1,615
Foreign currency translation	—	—	—	—	—	2,818	—	2,818
Net income	—	—	—		—	—	515	515

Balance as of December 31, 2003	—	$—	17,365	$4	$10,377,042	$217	$(10,674,201)	$(296,938)

Issuance of 2.5% Convertible Preferred Stock	100,000	95,325	—	—	—	—	—	95,325
Preferred Stock Dividend and accretion of discount	1,448	1,720	—	—	—	—	(1,720)	—
Issuance of common stock from investments, exercise of options and employee stock purchase plans common stock under stock purchase plans and investments	—	—	1,243	1	25,174	—	—	25,175

Amortization of deferred compensation	—	—	—	—	1,299	—	—	1,299
Foreign currency translation	—	—	—	—	—	3,632	—	3,632
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	(174)	—	(174)
Net income	—	—	—	—	—	—	(1,352)	(1,352)

Balance as of December 31, 2004	101,448	$97,045	18,608	$5	$10,403,515	$3,675	$(10,677,273)	$(173,033)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
	(as Restated, See Note 15)	(as Restated, See Note 15)	(as Restated, See Note 15)
Cash flows from operating activities:
Net income (loss)	$(1,352)	$515	$(898,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,216	24,121	68,084
Write-down of equipment	—	593	—
Impairment of intangible assets	—	—	37,660
Provision (credit) for bad debts charged to costs and expenses	(1,623)	(3,657)	1,686
Deferred compensation	1,299	1,615	502
Gain on extinguishment of debt	(2,223)	(3,435)	—
Net gain realized on investments	—	—	(1,895)
Loss on assets disposed in restructuring	—	—	24,430
Gain on disposal of assets	(170)	—	—
Deferred income taxes	(5,657)	(2,183)	871,441
Tax benefit from stock option exercises	—	—	2,061
Changes in operating assets and liabilities:
Accounts receivable, net	1,059	12,781	41,052
Deferred contract cost	5,109	7,337	58,677
Other current assets	6,790	6,158	(8,187)
Accounts payable	(6,804)	(3,211)	(26,071)
Accrued liabilities	(70,165)	(17,791)	(63,286)
Accrued compensation and related expenses	90	(12,951)	(27,623)
Deferred revenue	(46,824)	(106,120)	(390,344)
Income taxes payable	—	—	2,349

Net cash used in operating activities	(107,255)	(96.228)	(308,396)

Cash flows from investing activities:
Contingent consideration related to a 2001 acquisition	—	(766)	—
Purchases of premises and equipment	(2,513)	(1,402)	(8,804)
Proceeds from sale of premises and equipment	808	—	12,474
Restrictions released from (placed on) cash	7,815	(3,480)	(3,207)
Purchases of short-term investments	(355,425)	(249,100)	(508,675)
Proceeds from sale of short-term investments	424,425	342,700	604,012
Purchases of long-term investments	(26,706)	—	(111,065)
Proceeds from sales of long-term investments	—	33,000	91,198
Proceeds from settlement of hedges	—	—	4,000
Investments designated as restricted cash	—	—	(8,845)
Change in capital on equity investments	—	6	—

Net cash provided by investing activities	48,404	120,958	71,088

Cash flows from financing activities:
Payment of note acquired in acquisition of TSC	—	(57,495)	—
Payment of convertible subordinate notes	(37,400)	—	—
Issuance of note payable related to lease termination	—	6,800	—
Net proceeds from common stock issuance from investments, option exercises and employee stock purchase plans	25,175	138	18,544

Net proceeds from sale of series B preferred stock	95,325	—	—

Net cash provided by (used in) financing activities	83,100	(50,557)	18,544

Effect of exchange rates on cash	2,202	1,072	2,146

Net change in cash and cash equivalents	26,451	(24,755)	(216,618)
Cash and cash equivalents at beginning of period	106,822	131,577	348,195

Cash and cash equivalents at end of period	$133,273	$106,822	$131,577

Supplemental cash flow information
Interest paid	$18,112	$24,172	$23,839
Income taxes paid (net of refunds received)	$4,633	$4,886	$12,345

Schedule of Non Cash Financing Activities
Preferred stock dividend and accretion of discount	$1,720	$—	$—

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

Restricted Cash. At December 31, 2004 and 2003, $7.7 million and $15.5 million in restricted cash, respectively, was pledged as collateral. (See Note 6 – Borrowings and Debt Issuance Costs)

Investments. Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are classified as available-for-sale when they might be sold before maturity. Investments in marketable equity securities are classified as available-for-sale. Investments in equity securities with no public market are carried at cost. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

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

Contract Revenue. Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we account for under SOP 81-1. As of December 31, 2004, $54.2 million remains on our balance sheet as deferred contract revenue.

Services Revenue. Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement-The agreement must be signed by the customer.

•	Fixed Fee- The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred- Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

•	Collectibility is probable- We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

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

Net Income (Loss) Per Common Share. On February 16, 2005, we implemented a reverse stock split of our outstanding common stock at a 1-for-25 ratio. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the reverse stock split. Basic net income (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share include (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes and preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2004, 2003 and 2002 is provided in Note 9 — Stockholders’ Equity (Deficit) and Loss Per Common Share.

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

Net income (loss) per common share – Basic and Diluted:
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

We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, and (3) whether we will use the modified prospective method or elect to use the modified retrospective method. Additionally, we cannot predict with reasonable certainty the number of options that will be unvested and outstanding on June 30, 2005.

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

2. Investment Securities (as restated)

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in our consolidated balance sheets. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of December 31, 2004 and 2003 were as follows:

	2004	2003
Short-term time deposits	$28,649	$19,595
Commercial paper	23,792	5,000

	$52,441	$24,595

Investments in debt securities with original maturities in excess of three months which are held for purposes of funding our current operations are classified as available for sale and reported as short-term investments in our consolidated balance sheets. A portion of our investments consists of auction rate securities (ARS) which have an interest rate that resets generally every 7 to 28 days. Short-term investments were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
December 31, 2004
Auction rate securities	$118,000	$—	$118,000
U.S. governmental obligations	26,706	(174)	26,532

	$144,706	$(174)	$144,532

December 31, 2003 Auction rate securities	$182,000	$—	$182,000
Obligations of state and local municipalities	5,000	—	$5,000

	$187,000	$—	$187,000

3. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts was as follows:

	2004	2003	2002
Balance at beginning of period	$3,098	$10,368	$26,581
Provision (credit) for bad debts charged to costs and expenses	(1,623)	(3,657)	1,686
Write-offs, net of recoveries and other adjustments	(490)	(3,613)	(17,899)

Balance at end of period	$985	$3,098	$10,368

4. Premises and Equipment

Premises and equipment as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Computer equipment and software	$55,546	$57,739
Furniture and fixtures	32,184	33,575
Leasehold improvements	20,918	20,950

	108,648	112,264
Less: Accumulated depreciation	(89,661)	(83,781)

	$18,987	$28,483

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

Future minimum lease payments under all non-cancellable operating leases, including lease payments for restructured facilities, but excluding estimated sublease income of $4.6 million from restructured facilities (See Note 11-Restructuring Charges and Adjustments for more details) as of December 31, 2004 are as follows:

2005	$20,147
2006	11,160
2007 2008	6,402 5,452
2009	5,382
Thereafter	2,242

Total	$50,785

5. Intangible Assets, Goodwill and Impairment Charges

Intangible assets. Intangible assets, excluding debt issuance costs, as of December 31, 2004 and 2003 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2004
Content databases	$110,500	(110,500)	—
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(118,600)	—
Relationships Relationships	12,500	(12,500)	—
Intellectual property	2,000	(2,000)	—
Other	8	(8)	—

	$290,308	$(290,308)	$—

December 31, 2003
Content databases	$110,500	$(110,482)	$18
Installed customer base	46,700	(46,700)	—
Developed technology	118,600	(118,231)	369
Relationships Relationships	12,500	(12,479)	21
Intellectual property	2,000	(2,000)	—
Other	8	(8)	—

	$290,308	$(289,900)	$408

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

6. Borrowings and Debt Issuance Costs

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears. These termination amounts were charged to restructuring (See Note 11 – Restructuring Charges and Adjustments)

In April 2003, we obtained a waiver letter under our $20 million letter of credit line pursuant to which the lender waived, to and including July 15, 2003, any and all defaults and events of default under the line that occurred or that could occur as a result of or in connection with the re-audit and restatement of our financial statements. On April 30, 2003 this line expired and we negotiated a new letter of credit line for $15.0 million with another lender. Under the new line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the new line. As of December 31, 2003, $10.1 million in letters of credit were outstanding under this line and $12.6 million in restricted cash was pledged as collateral for those outstanding letters of credit. The new line contains a letter of credit fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. The new line has no financial covenants and expired on April 29, 2004.

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

8. Stock Transactions

On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc. to R² Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15, per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. If we were entitled to effect a conversion as of December 31, 2004, the value of the approximately 4.3 million shares that would be issued was $75.6 million. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control of the Company, unless otherwise agreed to by holders of a majority of outstanding Series B shares, the Company will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2004 would be $111.6 million. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2004 would be $105.5 million. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2004, we recorded issuance cost accretion of approximately $0.3 million and, on December 30, 2004, we issued 1,448 shares or $1.4 million of our Series B preferred stock as payment of our semi-annual dividend to R² Investments, LDC.

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

Series B Convertible Preferred Stock. On June 3, 2004, we sold 100,000 shares of 2.5% Series B Convertible Preferred Stock of i2 Technologies, Inc. to R² Investments, LDC, an affiliate of Q Investments, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. See Note 8- Stock Transactions for more details.

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period following the two-class method. Diluted earnings (loss) per common share includes the dilutive effect of stock options, share rights awards and warrants granted using the treasury stock method, the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible notes and convertible preferred stock using the if-converted method. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands) The reconciliation reflects the 1-for-25 reverse stock split initiated on February 16, 2005:

	2004	2003	2002
Basic earnings per share of common stock – weighted average common shares outstanding	18,004	17,331	17,150

Effect of dilutive securities:
Outstanding stock option, warrant, and share rights awards	—	207	—
Convertible debt	—	671	—

Diluted earnings per share – weighted average common and common equivalent shares outstanding	18,004	18,209	17,150

A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. In 2004, preferred stock convertible into 2.6 million shares of common stock were excluded from the two-class method calculation of basic loss per share because their effect would have been anti-dilutive. Securities that were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive, include options to purchase 4.3 million, 3.9 million, and 4.3 million shares of common stock in 2004, 2003 and 2002 respectively, debt convertible into .4 million shares of common stock in 2004 and 1.2 million shares of common stock in 2002, and preferred stock convertible into 2.6 million shares of common stock in 2004.

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

The 1995 Plan has an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1.6 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion. Through December 31, 2004, we have reserved a total of 11,804.212 shares of common stock for issuance under the plan. Based upon the number of shares reserved for issuance under the plan at December 31, 2004, we limited the number of additional shares to be reserved in January 2005 to 10,000. Unless extended or terminated, the plan will terminate on October 14, 2014.

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

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans follows (in thousands, except per share amounts):

			Options Outstanding
	Shares Available for Future Grants	Stock Rights Awards Outstanding	Number of Shares	Weighted-Average Exercise Price
Balance, December 31, 2001	2,715	7	5,329	$276.25
Additional shares reserved	849	—	—	—
Granted	(1,450)	159	1,291	81.50
Exercised	—	(2)	(66)	60.25
Canceled/forfeited	2,221	(5)	(2,216)	328.25

Balance, December 31, 2002	4,335	159	4,338	191.00

Additional shares reserved	866	—	—	—
Granted	(1,528)	3	1,524	48.25
Exercised	—	(49)	(6)	22.50
Canceled/forfeited	1,469	(15)	(1,453)	214.75

Balance, December 31, 2003	5,142	98	4,403	140.25

Additional shares reserved	10	—	—	—
Granted	(566)	111	835	22.50
Exercised	(946)	(78)	(21)	19.75
Canceled/forfeited	1,092	(28)	(1,065)	117.75

Balance, December 31, 2004	4,732	103	4,152	$123.25

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

Other information regarding options outstanding and options exercisable, excluding stock rights awards as of December 31, 2004, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number Of Shares	Weighted- Average Exercise Price
$0.00-$25.00	1,049	$22.00	8.3	213	$22.00
25.01-62.50	1,196	48.25	7.5	537	48.50
62.51-93.75	190	83.25	2.7	190	83.25
93.76-137.50	797	107.25	4.5	767	107.25
137.51-212.50	504	170.00	4.6	458	172.25
212.51-318.75	154	248.00	3.1	153	248.00
318.76-500.00	102	419.50	3.9	97	420.00
500.01-750.00	50	556.75	3.2	49	555.75
750.01-1,000.00	71	951.25	4.7	70	951.25
1,000.01-1,250.00	9	1,186.00	4.3	8	1,185.00
1,250.01-1,625.00	7	1,457.75	4.1	7	1,457.50
1,625.01-2,000.00	21	1,934.25	1.6	20	1,934.25
2,00.01-2,375.00	2	2,246.75	4.5	2	2,246.75

Total	4,152	$123.25		2,571	173.75

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

The accrual for office closure and consolidation of $3.3 million at December 31, 2004 represents future payments to be made for facilities that we have exited as part of our 2001 and 2002 restructuring plans. This accrual is net of sublease income deemed estimable and probable of $ 4.1 million.

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

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating income (expense) in our Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2004 we recognized net losses of $4.0 million on foreign currency forward contracts and net gains of $0.8 million on foreign currency transactions. During 2003, we recognized net losses of $6.1 million on foreign currency forward contracts and net gains of $5.7 million on foreign currency transactions. During 2002, we recognized net losses of $2.4 million on foreign currency forward contracts and net gains of $0.2 million on foreign currency transactions.

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

Long-lived assets by geographic region excluding deferred taxes, as reported to our chief operating decision maker, were as follows:

	2004	2003
United States	$34,523	$44,017
Non-US Americas	—	781
EMEA	995	1,169
GAP	2,562	3,783

Total Long Lived Assets	$38,080	$49,750

15. Restatement of Financial Statements

We invest in auction-rate securities as part of our cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their interest rate reset periods. Subsequent to the issuance of our financial statements for the year ended December 31, 2004, we determined that these investments should not be classified as cash equivalents due to their underlying maturities. As a result, the accompanying Consolidated Balance Sheets have been restated to change the classification of auction-rate securities to short-term investments and the accompanying Consolidated Statements of Cash Flows have been restated to reflect purchase and sales of auction-rate securities as investing cash flows.

In addition, we have determined it is appropriate to classify changes in restricted cash balances as investing activities on our Consolidated Statements of Cash Flows.

These restatements related to the classification of auction rate securities and changes in restricted cash have no impact on our total current assets, our total assets, or our net income (loss) or net income (loss) per share for any period presented.

Following is a summary of the effects of the change in classification described above (in thousands of U.S. dollars):

Consolidated Balance Sheet Information

	As of December 31, 2004			As of December 31, 2003
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Cash and cash equivalents	251,273	(118,000)	133,273	288,822	(182,000)	106,822
Short-term investments	26,532	118,000	144,532	5,000	182,000	187,000

Consolidated Cash Flow Statement Information

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Changes in restricted cash	7,815	(7,815)	—	(3,480)	3,480	—	(3,207)	3,207	—
Net cash used in operating activities	(99,440)	(7,815)	(107,255)	(99,708)	3,480	(96,228)	(311,603)	3,207	(308,396)

Restrictions (placed on) released from cash	—	7,815	7,815	—	(3,480)	(3,480)	—	(3,207)	(3,207)
Purchase of short-term investments	(30,000)	(325,425)	(355,425)	—	(249,100)	(249,100)	—	(508,675)	(508,675)
Sales of short-term investments	35,000	389,425	424,425	5,000	337,700	342,700	176,087	427,925	604,012
Cash flows from investing activities	(23,411)	71,815	48,404	35,838	85,120	120,958	155,045	(83,957)	71,088

Net change in cash and cash equivalents	(37,549)	64,000	26,451	(113,355)	88,600	(24,755)	(135,868)	(80,750)	(216,618)
Cash and cash equivalents at beginning of period	288,822	(182,000)	106,822	402,177	(270,600)	131,577	538,045	(189,850)	348,195
Cash and cash equivalents at end of period	251,273	(118,000)	133,273	288,822	(182,000)	106,822	402,177	(270,600)	131,577

16. Subsequent Events

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

Under the terms of the settlement, i2 BV and Shell agreed (i) to terminate the license and development agreement, (ii) that all disputes under the license and development agreement had been fully and finally settled, (iii) that Shell will pay i2 BV US$6.5 million, and (iv) that i2 BV shall own the software, intellectual property and know-how arising from the project and Shell has a royalty-free license to use, copy, develop and sublicense all aspects of the software, intellectual property and know-how arising from the project. The US$6.5 million was received in March 2005.