Form 10-Q/A
period 2005-03-31
I2 TECHNOLOGIES INC
filed 2005-08-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to Form 10-Q

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

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005 for the purpose of amending our unaudited condensed consolidated financial statements. We have reviewed our classification of investments in auction rate securities on our balance sheet. Auction rate securities are long-term bonds that resemble short-term instruments and provide liquidity because their interest rates are reset periodically, usually every 7, 28 or 35 days. The rate is reset by a modified Dutch auction process and investors can sell or buy the securities on those auction dates. Based on our review, we have determined that our auction rate securities should be classified as short-term investments instead of cash equivalents, and that purchases and sales of these securities should be reflected as investing activities on our cash flow statement. Similarly, we have determined that it is appropriate to reflect changes in restricted cash balances as investing activities in our cash flow statement.

As a result, the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows and related disclosures in this Form 10-Q/A have been restated to give effect to these reclassifications. These reclassifications did not have an impact on our total current assets, our total assets, or our net loss or net loss per share for any period presented.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains Item 2 of Part I, as amended, Item 4 of Part I, as amended. and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART 1- FINANCIAL INFORMATION

Item1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value or stated value)

(Unaudited)

	March 31, 2005	December 31, 2004
	(as Restated, See Note 11)	(as Restated, See Note 11)
ASSETS
Current assets:
Cash and cash equivalents	$123,519	$133,273
Restricted cash	5,997	7,717
Short-term investments, at fair value	147,686	144,532
Accounts receivable, net	33,823	37,439
Deferred contract costs	1,886	1,886
Other current assets	22,457	22,034

Total current assets	335,368	346,881

Long-term investments, at fair value	500	—
Premises and equipment, net	17,872	18,987
Intangible assets, net	2,157	2,473
Goodwill	16,620	16,620
Non-current deferred tax asset	4,364	5,712

Total assets	$376,881	$390,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,978	$13,988
Accrued liabilities	55,676	39,152
Accrued compensation and related expenses	22,246	27,227
Deferred revenue	166,629	165,362

Total current liabilities	259,529	245,729

Non current deferred tax liabilitiy	—	1,177
Long-term debt	316,800	316,800

Total liabilities	576,329	563,706

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150 shares authorized, 101 issued and outstanding	97,163	97,045
Common stock, $0.00025 par value, 2,000,000 shares authorized, 18,660 and 18,608 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	10,403,711	10,403,515
Accumulated other comprehensive income	2,183	3,675
Accumulated deficit	(10,702,510)	(10,677,273)

Net stockholders’ deficit	(199,448)	(173,033)

Total liabilities and stockholders’ deficit	$376,881	$390,673

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(as Restated, See Note 11)	(as Restated, See Note 11)
Cash flows from operating activities:
Net loss	$(24,494)	$(29,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,713	4,036
Write-down of equipment	718	282
Provision (credit) for bad debts charged to expense	163	(784)
Amortization of deferred compensation	188	338
Deferred income taxes	230	(3)
Changes in assets and liabilities:
Accounts receivable, net	3,431	(3,680)
Deferred contract costs	—	106
Other assets	(489)	2,666
Accounts payable	964	(1,809)
Accrued liabilities	15,873	4,502
Accrued compensation and related expenses	(4,991)	(479)
Deferred revenue	1,189	3,995

Net cash used in operating activities	(5,505)	(20,806)

Cash flows from investing activities:
Purchase of premises and equipment	(1,008)	(544)
Restrictions released from cash	1,720	4,635
Purchase of short-term investments	(20,000)	(73,675)
Sale of short-term investments	16,850	167,250
Purchase of long-term investments	(500)	(14,705)

Net cash used in investing activities	(2,938)	82,961

Cash flows from financing activities:
Net proceeds from common stock issuance from options and employee stock purchase plans	8	365

Net cash provided by financing activities	8	365

Effect of exchange rates on cash	(1,319)	1,309
Net change in cash and cash equivalents	(9,754)	63,829
Cash and cash equivalents at beginning of period	133,273	106,822

Cash and cash equivalents at end of period	$123,519	$170,651

Supplemental cash flow information
Income taxes paid (net of refunds received)	$1,380	$417
Schedule of non cash financing activities
Preferred stock dividend and accretion of discount	$743	$—

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

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals discussed in Note 5, Restructuring Charges and Adjustments and Note 8, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K/A for the year ended December 31, 2004 as amended on August 9, 2005 with the SEC (2004 Annual Report on Form 10-K).

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(25,237)	$(29,976)
Add: Stock-based employee compensation expense included in reported net loss	188	338
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,978)	(19,910)

Pro forma net loss	$(36,027)	$(49,548)

Net loss per common share-Basic and Diluted:
As reported	$(1.36)	$(1.72)
Pro forma	$(1.93)	$(2.85)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	March 31, 2005	December 31, 2004
Short-term time deposits	$25,693	$28,649
Commercial paper	18,503	23,792

	$44,196	$52,441

Investments in debt securities with remaining maturities in excess of three months which are held for purposes of funding our current operations are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. A portion of our investments consists of auction rate securities (ARS) which have an interest rate that resets generally every 7 to 28 days. Short-term investments at March 31, 2005 and December 31, 2004 were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
March 31, 2005
Auction rate securities	$121,150	$—	$121,150
U.S. governmental obligations	26,706	(170)	26,536

	$147,856	$(170)	$147,686

December 31, 2004
Auction rate securities	$118,000	$—	$118,000
U.S. governmental obligations	26,706	(174)	26,532

	$144,706	$(174)	$144,532

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Net Loss Per Common Share

Net Loss Per Common Share. Basic net loss per common share was computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Diluted loss per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the three months ended March 31, 2005 and 2004, the basic and dilutive loss per common share are the same. In the three months ended March 31, 2005, preferred stock convertible into 4.4 million shares of common stock was excluded from the two-class method calculation of basic loss per share because the effect would have been anti-dilutive. The following is a reconciliation of the number of shares excluded from the computation of diluted loss per share for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
Weighted average common shares outstanding — basic and diluted	18,613	17,378

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,954	4,175
Convertible debt	326	368
Convertible preferred stock	4,382	—

Total anti-dilutive shares	8,662	4,543

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

9. Reverse Stock Split

On February 1, 2005, the Board approved the implementation of a reverse split in order to return the share price of our common stock to a level that will satisfy the minimum bid price requirements for re-listing the common stock on The NASDAQ National Market. Effective at 6:01 p.m. EDT on February 16, 2005, we implemented a reverse stock split of our outstanding common stock at a 1-for-25 ratio. As a result of the reverse split, every 25 shares of our common stock were combined into one share of common stock and the total number of outstanding shares of common stock was

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

11. Restatement of Financial Statements

We invest in auction-rate securities as part of our cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their interest rate reset periods. Subsequent to the issuance of our financial statements for the quarter ended March 31, 2005, we determined that these investments should not be classified as cash equivalents due to their underlying maturities. As a result, the accompanying Condensed Consolidated Balance Sheets have been restated to change the classification of auction-rate securities to short-term investments and the accompanying Condensed Consolidated Statements of Cash Flows have been restated to reflect purchases and sales of auction-rate securities as investing cash flows.

In addition, we have determined it is appropriate to classify changes in restricted cash balances as investing activities on our Condensed Consolidated Statements of Cash Flows.

These restatements related to the classification of auction rate securities and changes in restricted cash have no impact on our total current assets, our total assets, or our net loss or net loss per share for any period presented.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following is a summary of the effects of the change in classification described above (in thousands of U.S. dollars):

Condensed Consolidated Balance Sheet Information:

	As of March 31, 2005			As of December 31, 2004
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Cash and cash equivalents	244,669	(121,150)	123,519	251,273	(118,000)	133,273
Short-term investments	26,536	121,150	147,686	26,532	118,000	144,532

Condensed Consolidated Cash Flow Statement Information

	Three months ended March 31, 2005			Three months ended March 31, 2004
	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Changes in restricted cash	1,720	(1,720)	—	4,635	(4,635)	—
Net cash used in operating activities	(3,785)	(1,720)	(5,505)	(16,171)	(4,635)	(20,806)

Restrictions released from cash	—	1,720	1,720	—	4,635	4,635
Purchase of short-term investments	—	(20,000)	(20,000)	—	(73,675)	(73,675)
Sales of short-term investments	—	16,850	16,850	—	167,250	167,250
Cash flows from investing activities	(1,508)	(1,430)	(2,938)	(15,249)	98,210	82,961

Net change in cash and cash equivalents	(6,604)	(3,150)	(9,754)	(29,746)	93,575	63,829
Cash and cash equivalents at beginning of period	251,273	(118,000)	133,273	288,822	(182,000)	106,822
Cash and cash equivalents at end of period	244,669	(121,150)	123,519	259,076	(88,425)	170,651

12. Subsequent Events

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2005 to our critical accounting policies as we described in our 2004 Annual Report on Form 10-K/A, as amended on August 9, 2005.

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

Contractual Obligations

During the three months ended March 31, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2004 Annual Report on Form 10-K/A, as amended on August 9, 2005, except for the consolidation of our three India facilities to one location. The aggregate future lease payments for the new India facility is approximately $7.1 million. See Note 3 — Leases in our condensed consolidated financial statements.

Off-Balance-Sheet Arrangements

As of March 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

The following liquidity and capital resources discussion has been updated for the effects of the restatement discussed in Note 11 to the unaudited condensed consolidated financial statements.

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

Cash and cash equivalents were $123.5 million at March 31, 2005, a decrease of $9.8 million from December 31, 2004. The decrease was the result of: $5.5 million of cash used in operating activities and $2.9 million of cash used in investing activities (primarily $3.2 million of net purchases of short-term investments and $1.0 million of cash used to purchase property and equipment, offset by restrictions released from cash of $1.7 million). At March 31, 2005, restricted cash totalled $6.0 million, all of which was pledged as collateral for outstanding letters of credit. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. At March 31, 2005 and December 31, 2004, short-term investments totalled $147.7 million and $144.5 million, respectively. Short-term investments consist primarily of highly rated auction rate securities and obligations of agencies of the U.S. government that have remaining maturities of less than one year. Investments in common stock and warrants of public companies were not significant at March 31, 2005 or December 31, 2004.

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

The most significant use of net cash used by investing activities during 2005 was $3.2 million of net purchases of short-term investments and $1.0 million in purchases of property and equipment.

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

In March 2005, we recorded a restructuring charge of $12.5 million (See Note 5 Restructuring Charges and Adjustments in our Notes to Condensed Consolidated Financial Statements) to “resize” our infrastructure. Cash outlays of $9.5 million will be paid in future periods, the majority of which are employee severance and termination charges of $7.6 million to be paid by the third quarter of 2005.

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

We re-evaluated our disclosure controls and procedures in light of the factors that led us to make the restatements reflected in this report. Based on thorough review and discussion with our audit committee, we determined that the reclassifications are necessary to properly present our investment in auction rate securities and changes in restricted cash, and have amended our financial statements included in this Form 10-Q/A to present them on a comparable basis with subsequent reports. We continue to believe our disclosure controls and procedures were effective at March 31, 2005.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, during the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael E. McGrath, Chief Executive Officer and President of i2 (Principal Executive Officer and Principal Accounting and Financial Officer).

32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, Chief Executive Officer and President of i2 (Principal Executive Officer and Principal Accounting and Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

August 8, 2005	By:	/s/ MICHAEL E. MCGRATH
Michael E. McGrath
Chief Executive Officer and President