Form 10-Q
period 2005-06-30
I2 TECHNOLOGIES INC
filed 2005-08-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 27, 2005, the Registrant had 20,612,529 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value or stated value)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$125,765	$133,273
Restricted cash	5,620	7,717
Short-term investments, at fair value	166,961	144,532
Accounts receivable, net	28,365	37,439
Deferred contract costs	311	1,886
Other current assets	18,818	22,034

Total current assets	345,840	346,881

Long-term investments, at fair value	500	—
Premises and equipment, net	16,384	18,987
Intangible assets, net	1,842	2,473
Goodwill	16,620	16,620
Non-current deferred tax asset	4,591	5,712

Total assets	$385,777	$390,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,264	$13,988
Accrued liabilities	38,374	39,152
Accrued compensation and related expenses	23,179	27,227
Deferred revenue	148,263	165,362

Total current liabilities	222,080	245,729
Non-current deferred tax liability	—	1,177
Long-term debt	316,800	316,800

Total liabilities	538,880	563,706

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150 shares authorized, 103 and 101 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	98,537	97,045
Common stock, $0.00025 par value, 2,000,000 shares authorized, 20,613 and 18,608 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	10,419,259	10,403,515
Accumulated other comprehensive income	128	3,675
Accumulated deficit	(10,671,032)	(10,677,273)

Net stockholders’ deficit	(153,103)	(173,033)

Total liabilities and stockholders’ deficit	$385,777	$390,673

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$15,253	$12,027	$28,159	$24,415
Development services	16,828	9,192	36,893	15,809
Contract	15,343	31,970	18,399	37,940
Services	22,494	24,580	46,317	49,537
Reimbursable expenses	3,139	3,062	5,773	5,748
Maintenance	25,496	29,798	51,314	60,802

Total revenues	98,553	110,629	186,855	194,251

Costs and expenses:
Cost of revenues:
Software licenses	2,201	196	4,904	3,373
Development services	3,318	4,045	7,919	10,651
Contract	1,575	1,025	1,575	1,131
Amortization of acquired technology	—	134	—	279
Reimbursable expenses	3,139	3,062	5,773	5,748
Services and maintenance	22,299	27,207	47,067	56,498
Sales and marketing	15,370	21,591	34,198	41,512
Research and development	11,214	19,115	26,344	38,807
General and administrative	11,592	12,753	37,235	38,214
Amortization of intangibles	—	—	—	39
Restructuring charges and adjustments	(235)	3,670	11,906	4,245

Total costs and expenses	70,473	92,798	176,921	200,497

Operating income (loss)	28,080	17,831	9,934	(6,246)
Gain on sale of securities	11,000	—	11,000	—
Other expense, net	(5,028)	(4,378)	(9,794)	(9,469)

Income (loss) before income taxes	34,052	13,453	11,140	(15,715)
Income tax expense	1,825	1,296	3,407	2,105

Net income (loss)	$32,227	$12,157	$7,733	$(17,820)

Preferred stock dividend and accretion of discount	749	247	1,492	247

Net income (loss) applicable to common shareholders	$31,478	$11,910	$6,241	$(18,067)

Net income (loss) per common share:
Basic	$1.36	$0.62	$0.27	$(1.03)

Diluted	$1.33	$0.62	$0.26	$(1.03)

Weighted-average common shares outstanding:
Basic	23,160	19,223	23,077	17,580
Diluted	23,638	19,682	23,610	17,580

Comprehensive income (loss):
Net income (loss) applicable to common shareholders	$31,478	$11,910	$6,241	$(18,067)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	115	(404)	121	(390)
Foreign currency translation adjustments	(2,130)	(1,180)	(3,626)	(649)
Tax effect of other comprehensive income (loss)	(40)	—	(42)	—

Total other comprehensive income (loss)	(2,055)	(1,584)	(3,547)	(1,039)

Total comprehensive income (loss)	$29,423	$10,326	$2,694	$(19,106)

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
		(as restated, see Note 11)
Cash flows from operating activities:
Net income (loss)	$7,733	$(17,820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,959	7,400
Write-down of equipment	745	—
Gain on sale of assets	—	(315)
Gain on sale of securities	(11,000)	—
Provision (credit) for bad debts charged to expense	121	(1,412)
Amortization of deferred compensation	457	789
Deferred income taxes	253	—
Changes in assets and liabilities:
Accounts receivable, net	8,848	5,828
Deferred contract costs	1,580	1,131
Other assets	2,841	7,119
Accounts payable	(1,858)	(4,495)
Accrued liabilities	(912)	(58,059)
Accrued compensation and related expenses	(4,129)	4,371
Deferred revenue	(17,617)	(25,349)

Net cash used in operating activities	(8,979)	(80,812)

Cash flows from investing activities:
Purchase of premises and equipment	(1,527)	(467)
Proceeds from sale of assets	—	480
Restrictions released from cash	2,097	6,189
Purchase of short-term investments	(39,200)	(298,425)
Proceeds from sale of short-term investments	16,850	274,450
Proceeds from sale of securities	11,000	—
Purchase of long-term investments	(500)	(26,708)

Net cash used in investing activities	(11,280)	(44,481)

Cash flows from financing activities:
Proceeds from sale of series B preferred stock, net of issuance costs	—	95,325
Proceeds from sale of common stock, net of issuance costs	14,950	19,733
Net proceeds from common stock issuance from options and employee stock purchase plans	337	2,251

Net cash provided by financing activities	15,287	117,309

Effect of exchange rates on cash	(2,536)	(380)
Net change in cash and cash equivalents	(7,508)	(8,364)
Cash and cash equivalents at beginning of period	133,273	106,822

Cash and cash equivalents at end of period	$125,765	$98,458

Supplemental cash flow information
Interest paid	$8,312	$9,366
Income taxes paid (net of refunds received)	$3,457	$1,637
Schedule of non cash financing activities
Preferred stock dividend and accretion of discount	$1,492	$247

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

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals discussed in Note 5, Restructuring Charges and Adjustments and Note 8, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 with the SEC (2004 Annual Report on Form 10-K) and as amended on Form 10-K/A filed on August 9, 2005.

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

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended June 30,		ESPP Shares Three Months Ended June 30,		Stock Options Six Months Ended June 30,		ESPP Shares Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	3.79%	3.27%	3.77%	2.93%	3.77%	2.93%	3.64%	2.82%
Expected term (years)	4	4	0.5	0.5	4	4	0.5	0.5
Volatility	1.04	1.19	0.76	0.93	1.06	1.2	0.68	0.9
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information presents net income (loss) and net income (loss) per common share for the three and six months ended June 30, 2005 and 2004 had the fair value method under SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During the second quarter of 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders, as reported	$31,478	$11,910	$6,241	$(18,067)
Add: Stock-based employee compensation expense included in reported net income (loss)	269	448	457	789
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,345)	(11,872)	(19,324)	(31,782)

Pro forma net income (loss)	$23,402	$486	$(12,626)	$(49,060)

Net income (loss) per common share-Basic:
As reported	$1.36	$0.62	$0.27	$(1.03)
Pro forma	$1.01	$0.03	$(0.55)	$(2.79)
Net income (loss) per common share-Diluted:
As reported	$1.33	$0.62	$0.26	$(1.03)
Pro forma	$0.99	$0.03	$(0.53)	$(2.79)

Allowance For Doubtful Accounts. Our allowance for doubtful accounts was $1.1 million and $1.0 million at June 30, 2005 and December 31, 2004, respectively. The increase in our allowance for doubtful accounts is based on a general reserve computation and not due to a specific collections issue.

Recent Accounting Pronouncements.

EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”

In November 2004, the Emerging Issues Task Force (EITF) issued EITF 04-8, “Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which addresses the earnings per share impact of when the conversion feature of contingently convertible shares is based on a market price trigger. This statement requires the inclusion of the effect of such contingently convertible securities in the calculation of diluted earnings per share regardless of whether the market price trigger has been met.

We are required to apply the guidance in this issue for periods ending after December 15, 2004, with comparative periods presented restated to conform to this guidance. As we experienced a loss during our year ended December 31, 2004 and our fiscal quarter ended March 31, 2005, the initial impact of this guidance to our financial statements is in the three and six months ended June 30, 2005. Earnings per share for the three months ended June 30, 2004 has been restated to give effect to the new guidance.

SFAS No. 123(R), “Share-Based Payment”

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.

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

We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, or (3) whether we will use the modified prospective method or elect to use the modified retrospective method. Additionally, we cannot predict with reasonable certainty the number of options that will be unvested and outstanding in 2006.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with remaining maturities of less than three months when acquired by us are classified as available for sale and reported as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash equivalents at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Short-term time deposits	$31,226	$28,649
Commercial paper	15,790	23,792

	$47,016	$52,441

Investments in debt securities with remaining maturities in excess of three months which are held for purposes of funding our current operations are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. A portion of our investments consists of auction rate securities (ARS) which have an interest rate that resets generally every 7 to 28 days. Short-term investments at June 30, 2005 and December 31, 2004 were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
June 30, 2005
Auction rate securities	$140,350	$—	$140,350
U.S. governmental obligations	26,706	(95)	26,611

	$167,056	$(95)	$166,961

December 31, 2004
Auction rate securities	$118,000	$—	$118,000
U.S. governmental obligations	26,706	(174)	26,532

	$144,706	$(174)	$144,532

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to our short-term investments, the company holds minority equity investments in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of all these investments as the decline in fair value was considered other than temporary. In June 2005, the company liquidated its ownership in one of these investments, resulting in a gain on sale of securities of $11 million.

3. Leases

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. During the first quarter of 2005, we started the consolidation of our three India facilities to one location. The aggregate future lease payments for the new India facility, which are included in the table below, is approximately $7.1 million. Phase one of the consolidation was completed in the first quarter of 2005 and the second phase was completed in the second quarter of 2005.

Future minimum lease payments under all non-cancellable operating leases, including lease payments for restructured facilities, but excluding estimated sublease income of $2.2 million from restructured facilities (See Note 5, Restructuring Charges and Adjustments for more details) as of June 30, 2005 are as follows:

2005	$9,825
2006	14,188
2007	9,435
2008	7,279
2009	7,120
Thereafter	3,885

Total	$51,732

4. Borrowings and Debt Issuance Costs

We have two long-term debt obligations outstanding as of June 30, 2005, which we have recorded as long-term liabilities. The costs incurred for the issuance of these debts are capitalized and amortized over the term of the debt obligation in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The following table summarizes the long-term debt and related debt issuance cost recorded on our condensed consolidated balance sheet at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
Convertible subordinated notes, 5.25% annual rate payable semi-annually, due December 15, 2006	$310,000	$310,000
Non-negotiable promissory note, 5.25% annual rate payable semi-annually, due December 15, 2006	6,800	6,800

	$316,800	$316,800

Capitalized bond issuance costs, net	$1,842	$2,473

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Restructuring Charges and Adjustments

2005 Restructuring Plan. On March 30, 2005, we implemented a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included involuntarily terminating 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for the office closures.

2004 Restructuring Plan. In response to our operating losses, in March 2004, we initiated a global workforce reduction plan to reduce our operating expenses and bring them in line with our then-current revenue levels. During the first quarter of 2004, 11 employees were involuntarily terminated and we recorded restructuring charges totalling approximately $0.6 million related to the severance payments paid to the 11 employees. During the second quarter of 2004, severance costs of approximately $4.4 million were recorded related to the severance payments of an additional 152 employees involuntarily terminated. No other severance costs were recorded during the remainder of 2004. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The total cost incurred for the 2004 restructuring plan was $5.0 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Restructuring Accrual

The following table summarizes the 2005 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at June 30, 2005 and December 31, 2004:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Beginning accrual balance at January 1, 2005	$283	$3,299	$3,582

2005 restructuring plan expense	10,400	2,132	12,532
Adjustments to 2001 and 2002 restructuring plans	—	(391)	(391)
Non-Cash write-off of fixed assets	—	(139)	(139)
Cash payments	(2,832)	(608)	(3,440)

Remaining accrual balance at March 31, 2005	$7,851	$4,293	$12,144

Adjustments to 2001, 2002, and 2005 restructuring plans	402	(637)	(235)
Non-Cash write-off of fixed assets	—	(24)	(24)
Cash payments	(6,341)	(879)	(7,220)

Remaining accrual balance at June 30, 2005	$1,912	$2,753	$4,665

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

We expect the remaining accrual for employee severance and termination to be substantially paid by September 30, 2005.

The accrual for office closure and consolidation of $2.8 million at June 30, 2005 represents future payments to be made for facilities that we have exited as part of our 2001, 2002 and 2005 restructuring plans. This accrual is net of estimated sublease income of $2.2 million. The remaining payments related to restructured facilities extends into the third quarter of 2007.

6. Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share. Basic net income (loss) per common share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for the three and six month periods ended June 30, 2005 and the three month period ended June 30, 2004, the effect of the convertible preferred stock is included in the calculation of basic net income per share.

Diluted income (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the six months ended June 30, 2004 the basic and dilutive loss per common share are the same. As described in Recent Accounting Pronouncements, EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security. Accordingly, the effect of our convertible debt is included in the calculation of diluted earnings per share. The effect of our convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128; therefore, it is similarly included in diluted income per share. The effect of the convertible preferred stock in the three and six month periods ended June 30, 2004 has been adjusted to give effect to it being outstanding for one month in both periods.

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share under the two-class method and diluted earnings (loss) per share and the number of shares excluded from such computations for the three and six months ended June 30, 2005 and 2004:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Common and common equivalent shares outstanding using two-class method – basic
Weighted average common shares outstanding	18,778	17,783	18,695	17,580
Participating convertible preferred stock	4,382	1,440	4,382	—

Total common and common equivalent shares outstanding using two-class method – basic	23,160	19,223	23,077	17,580

Effect of dilutive securities:
Outstanding stock option and share right awards	152	91	207	—
Convertible debt	326	368	326	—

Weighted average common and common equivalent shares outstanding – diluted	23,638	19,682	23,610	17,580

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,456	3,481	3,218	3,633
Convertible debt	—	—	—	368
Convertible preferred stock	—	—	—	720

Total anti-dilutive shares	3,456	3,481	3,218	4,721

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$47,163	$75,274	$94,982	$125,845
Non-U.S. Americas	2,499	2,647	4,665	4,875
EMEA	30,651	17,189	56,762	34,773
Greater Asia Pacific	18,240	15,519	30,446	28,758

	$98,553	$110,629	$186,855	$194,251

Revenues from international operations totalled $51.4 million and $35.4 million during the three months ended June 30, 2005 and 2004, respectively. Revenues from international operations totalled $91.9 million and $68.4 million during the six months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005, one customer located in EMEA accounted for approximately 15% of total revenues. This pertained to the recognition of contract revenue, which is not indicative of a significant concentration of revenue associated with our on-going operations. During the other periods presented, no individual customer accounted for more than 10% of total revenues.

Long-lived assets by geographic region, as reported to our CEO, were as follows:

	June 30, 2005	December 31, 2004
United States	$31,795	$34,523
EMEA	633	995
Greater Asia Pacific	2,418	2,562

Total Long-Lived Assets	$34,846	$38,080

8. Commitments and Contingencies

Governmental Investigations and Actions

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The settlement of the SEC enforcement proceedings covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the company continues to cooperate with the U.S. Attorney’s Office for the Northern District of Texas which is also investigating matters that are the subject of the SEC’s ongoing investigation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, breach of fiduciary duty, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between our company and Kmart. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. We are vigorously defending the company against this action.

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

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters and may continue to do so in the future.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we have advanced fees and expenses incurred by certain officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters and may continue to do so in the future.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $1.2 million and $2.0 million of expense for legal fees and expenses for current and former employees during the three and six months ended June 30, 2005, respectively.

9. Reverse Stock Split

All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the 1-for-25 reverse stock split of our common stock, which was effected at 6:01 p.m. EDT on February 16, 2005.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Related Party Transactions

In June 1998, Michael E. McGrath, our current Chief Executive Officer, President and Director, founded Integrated Development Enterprise, Inc. or IDe, a private company based in Concord, Massachusetts providing integrated software solutions for development chain management. He has served as Chairman of IDe since October 1998. Prior to our hiring of Mr. McGrath as our Chief Executive Officer and President on February 27, 2005, Mr. McGrath had been bound by the terms of an agreement with IDe pursuant to which he was committed to provide approximately 52 days of service per year to IDe, through January 31, 2007. As consideration for the release of Mr. McGrath from that commitment, we entered into a preferred stock purchase agreement with IDe, dated as of February 28, 2005, pursuant to which we agreed to purchase up to $1.0 million of convertible preferred stock of IDe. Q Funding III, L.P., an affiliate of Q Investments and R² Investments, LDC, the holder of all of our outstanding shares of Series B preferred stock, also committed to purchase up to $1.0 million of IDe convertible preferred stock, on identical terms, pursuant to the terms of the same preferred stock purchase agreement. On March 7, 2005, both we and Q Funding purchased half of the preferred stock that each of us committed to acquire. The funding of the balance of commitments under the preferred stock purchase agreement will take place, if at all, on or prior to February 28, 2007, subject to the satisfaction of certain conditions. Mr. McGrath was released from his service obligation to IDe upon execution and delivery of the preferred stock purchase agreement. Mr. McGrath will continue as chairman of IDe. Mr. McGrath and members of his family hold less than 10% of the common stock of IDe on a fully-diluted basis. Our share of the investment is recorded as $0.5 million long-term investment in the condensed consolidated balance sheet at June 30, 2005.

On June 28, 2005, we sold 1,923,077 shares of our common stock to R² Investments, LDC, an affiliate of Q Investments, the holder of all of our outstanding shares of Series B preferred stock. The stock was sold at a price of $7.80 per share, the closing price on June 23, 2005 when our Board of Directors approved the transaction. We received approximately $15.0 million of net proceeds from this sale.

11. Restatement of Financial Statements

We invest in auction-rate securities as part of our cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their interest rate reset periods. We determined that these investments should not be classified as cash equivalents due to their underlying maturities. As a result, the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 has been restated to reflect purchases and sales of auction-rate securities as investing cash flows.

In addition, we have determined it is appropriate to classify changes in restricted cash balances as investing activities on our Condensed Consolidated Statement of Cash Flows.

These restatements related to the classification of auction rate securities and changes in restricted cash have no impact on our total current assets, our total assets, or our net income (loss) or net income (loss) per share for any period presented.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the effects of the change in classification described above (in thousands of U.S. dollars):

Condensed Consolidated Cash Flow Statement Information

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated
Changes in restricted cash	6,189	(6,189)	—
Net cash used in operating activities	(74,623)	(6,189)	(80,812)

Restrictions released from cash	—	6,189	6,189
Purchase of short-term investments	(30,000)	(268,425)	(298,425)
Sales of short-term investments	5,000	269,450	274,450
Cash flows from investing activities	(51,695)	7,214	(44,481)

Net change in cash and cash equivalents	(9,389)	1,025	(8,364)
Cash and cash equivalents at beginning of period	288,822	(182,000)	106,822
Cash and cash equivalents at end of period	279,433	(180,975)	98,458

12. Subsequent Events

On July 1, 2005, we received notification requiring us to purchase an additional $0.3 million of convertible preferred stock of IDe. This convertible preferred stock will be recorded as a long-term investment in our consolidated balance sheet.

On July 1, 2005, we completed the sale of Trade Service Corporation, our subsidiary, for approximately $3 million. The sale was to a group of investors led by Trade Service Corporation’s current management team.

On July 21, 2005, our common stock was re-listed by The NASDAQ Listing Qualifications Panel and began trading on The NASDAQ National Market under the trading symbol “ITWO.”

On July 28, 2005, we announced the appointment of Michael J. Berry to serve as our Executive Vice President of Finance and Accounting and Chief Financial Officer, effective August 22, 2005. We also announced that Steven Minisini, our Executive Vice President and President, Americas Region, and Kenneth Coulter, our Executive Vice President and President, EMEA Region, were leaving the company. On July 29, 2005, we disclosed that our Board of Directors had appointed Randy Eisenman a director of the company, effective July 26, 2005 to fill a vacancy created by the departure of Pranav Parikh. Mr. Eisenman was designated to replace Mr. Parikh by Q Investments, an affiliate of which holds all of the outstanding shares of Series B Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation or ordering as to priority, the following:

•	We have experienced substantial negative cash flows and we may not achieve a return to positive cash flow. A failure to rationalize expenses, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $316.8 million of debt matures in December 2006. Accordingly, we anticipate that we will seek additional private or public debt or equity financing, which could also have a dilutive effect on our stockholders. However, we may not be able to obtain debt or equity financing on satisfactory terms, or at all.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could also harm our business and impair our liquidity.

•	We may not be competitive and increased competition could seriously harm our business.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring and reorganization initiatives have recently been executed, and such activities pose risks to our business.

•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the second quarter of 2005 to our critical accounting policies as we described in our 2004 Annual Report on Form 10-K filed on March 16, 2005, as amended on Form 10-K/A, filed August 9, 2005.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2005	Percent of Total Revenue	Three Months Ended June 30, 2004	Percent of Total Revenue	Six Months Ended June 30, 2005	Percent of Total Revenue	Six Months Ended June 30, 2004	Percent of Total Revenue
	(Dollars in Thousands)
Revenues
Software products	$3,818	4%	$2,833	3%	$5,155	3%	$6,332	3%
Subscriptions and other recurring revenue	11,435	12%	9,194	8%	23,004	12%	18,083	9%

Software licenses	$15,253	15%	$12,027	11%	$28,159	15%	$24,415	13%
Development services	16,828	17%	9,192	8%	36,893	20%	15,809	8%
Contract	15,343	16%	31,970	29%	18,399	10%	37,940	20%
Services	22,494	23%	24,580	22%	46,317	25%	49,537	26%
Reimbursable expenses	3,139	3%	3,062	3%	5,773	3%	5,748	3%
Maintenance	25,496	26%	29,798	27%	51,314	27%	60,802	31%

Total revenues	$98,553	100%	$110,629	100%	$186,855	100%	$194,251	100%

Total revenues decreased $12.1 million, or 11%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Excluding contract revenue, revenues increased $4.6 million, or 6%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Total revenues decreased $7.4 million, or 4%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Excluding contract revenue, revenues increased $12.1 million, or 8%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Details of our revenues are presented below.

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totalled $15.3 million, or 15% of total revenues, for the three months ended June 30, 2005, increasing $3.2 million, or 27%, from the same period in 2004. Software license revenue totalled $28.2 million, or 15% of total revenues, for the six months ended June 30, 2005, increasing $3.7 million, or 15% from the same period in 2004.

Revenue from software product licenses totalled $3.8 million, or 25% of our total software license revenue, for the three months ended June 30, 2005. Software product license revenue increased $1.0 million, or 35%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, revenue from software product licenses totalled $5.2 million, or 18% of our total license revenue. This represented a decrease of $1.2 million, or 19%, compared to the six months ended June 30, 2004. We have experienced variability in the timing of recognition of revenue from software product licenses and expect this variability to continue. This variability is caused by the timing of contract execution, delivery of localized versions of software products, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees. Another source of variability for software product license revenue is our focus on selling new products where there is a high likelihood of providing essential services associated with the new products. License fees received for these arrangements, together with fees for the essential services, are classified as development services over the period in which the services are performed instead of being recognized as software product license revenue upon delivery of the software.

Revenue from subscriptions and other recurring revenue classified as software license revenue increased $2.2 million, or 24%, for the three months ended June 30, 2005 versus the comparable period in 2004 and increased $4.9 million, or 27%, for the six months ended June 30, 2005 versus the comparable period in 2004. The increase in revenue is primarily attributable to four supply chain leader transactions executed in 2004 that resulted in recurring revenue of $3.1 million and $6.2 million for the three and six months ended June 30, 2005, respectively. These transactions, which each have terms of three years or more, include rights to certain current and future products that may become available during the term of each respective contract. These increases related to supply chain leader transactions were partially offset by a decline in revenue from content subscriptions resulting from lower content subscription renewals. In the three months ended June 30, 2005, we entered into a transaction with Dassault Systèmes and received $10 million in connection with the transaction. This transaction included the sale of a license to certain software and a competency center for the development of sourcing solutions for collaborative PLM. This amount will be recognized as subscription revenue over the eight-year term of the agreement. The revenues related to our subscription arrangements are recognized ratably over the term of the arrangement.

Development Services. Development services revenue includes license and services fees related to transactions that involve or are likely to involve our provision of essential services. We consider essential services to be customizations or enhancements needed for a customer’s intended use of the software, as well as implementation services associated with software products that are new and have not been widely implemented in the marketplace and therefore have a higher likelihood of requiring our provision of essential services than more mature software products.

Revenue from development services projects increased $7.6 million, or 83%, during the three months ended June 30, 2005 over the comparable period in 2004, and increased $21.1 million, or 133%, during the six months ended June 30, 2005 over the comparable period in 2004. The increase for the six month period includes $8.5 million related to the termination of an agreement with Shell Global Solutions International B.V., which is considered a one-time event. Excluding the effect of this one-time event, revenue from development services projects increased $12.6 million, or 80%, during the six months ended June 30, 2005 over the comparable period in 2004. The increase in revenue from development services is a result of an increase in demand for customizations and enhancements of our software along with increased sales of new technologies that are more likely to involve essential services. Based on our historical trends, we expect development services to continue to fluctuate on a quarterly basis due to the timing of revenue recognition on these projects. However, we do not expect the trend to increase, in the near term, as it did in the three and six months ended June 30, 2005 as several projects were completed by June 30, 2005. In any period, development services revenue is dependent upon a variety of factors, including:

•	the volume of development services transactions booked during the current and preceding periods;

•	the number and availability of development or services resources actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off;

•	the timing of cash payments when collectibility is uncertain; and

•	the inclusion of new products in license agreements that are more likely to involve our provision of essential services.

Contract. Contract revenue consists of license, service, and maintenance fees associated with certain license arrangements for which we determined to change the accounting to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements. Although contract revenue recognition is not indicative of the current operations of our business, certain contracts that were deferred at the time of the restatement have generated additional fees paid to us after the restatement that have also been deferred pending resolution of the outstanding obligations of the specific contract. During the three months ended June 30, 2005, we resolved the outstanding contractual obligations associated with one customer that triggered the recognition of $14.3 million of contract revenue. Prior to the resolution of this matter, including during the three and six month periods ended June 30, 2005 and 2004, we had been required to defer approximately $0.5 million per quarter of revenue which would have otherwise been recognizable as maintenance revenue. Such historical amounts are included in the $14.3 million of recognized contract revenue for this transaction, which is consistent with the historical treatment of similar contract revenue items. For the remainder of this customer’s maintenance term, this $0.5 million quarterly amount will be recognized as maintenance revenue. None of the remaining deferred transactions are resulting in the deferral of current operating revenues.

Contract revenues decreased $16.6 million, or 52%, for the three months ended June 30, 2005 compared to the same period in 2004 and decreased $19.5 million, or 52% for the six months ended June 30, 2005 compared to the same period in 2004. The decrease in contract revenue during the 2005 periods is a result of the lower level of deferred contract revenue and decreased number of deferred transactions remaining to be recognized and the occurrence of fewer events which would allow the recognition of these revenues. In the future, we continue to expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has substantially decreased. As of June 30, 2005, the deferred contract revenue balance was $31.8 million, comprised of five deferred transactions. Due to the limited number of deferred transactions, we expect contract revenues to continue to fluctuate significantly on a quarterly basis due to the timing of revenue recognition events.

Services. Services revenue decreased $2.1 million, or 8%, for the three months ended June 30, 2005 compared to the same period in 2004, and decreased $3.2 million, or 7%, for the six months ended June 30, 2005 compared to the same period in 2004. The decrease in services revenue was primarily due to the lower volume of license sales, which led to fewer implementations. Our volume of upgrade projects has also declined as many of our customers have already migrated to the newest versions of our products. Additionally, as we focus on new technologies that may involve providing essential services associated with the software, fees received in conjunction with providing those services are classified as development services revenue as described above.

The market for information technology consulting services is challenging and we are affected by these market conditions. Although we have recently experienced increases in our services rates and margins, services revenue may continue to decline unless and until we experience a sustained increase in our software product licenses and maintain adequate resource capacity and capabilities. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. In any period, services revenue is dependent on a variety of factors, including:

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

Reimbursable Expenses. Reimbursable expenses revenue was comparable in the three and six month periods ended June 30, 2005 and 2004. These revenues and associated costs will generally fluctuate in direct relation to our services revenue.

Maintenance. Maintenance revenue decreased $4.3 million, or 14%, during the three months ended June 30, 2005 compared to the same period in 2004, and decreased $9.5 million, or 16%, during the six months ended June 30, 2005 as compared to the same period in 2004. The decrease in maintenance revenue during the 2005 periods resulted from a continued decline in maintenance renewals by our customers, decreases in license bookings and less favorable renewal terms. In addition, we executed four supply chain leader transactions in 2004. These transactions were with customers who previously utilized our software through perpetual license agreements with annual maintenance contracts, and are being recorded as license subscription revenue. There can be no assurance that maintenance revenues will improve, or even remain at current levels.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Greater Asia and Canada. International revenue totalled $51.4 million, or 52% of total revenue, during the three months ended June 30, 2005 and $35.4 million, or 32% of total revenue, during the comparable period in 2004. International revenue totalled $91.9 million, or 49% of total revenue, during the six months ended June 30, 2005 and $68.4 million, or 35% of total revenue, during the comparable period in 2004. The increase in international revenue during the three months ended June 30, 2005 compared to the same period in 2004 was due mainly to the $14.3 million of contract revenue recognized related to one international customer. The increase in international revenue during the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to the contract revenue recognized and $8.5 million of revenue recognized under the agreement we reached with Shell Global Solutions International B.V. for the settlement of outstanding contract disputes.

Customer Concentration. During the three months ended June 30, 2005, one customer located in EMEA accounted for 15% of our total revenue. This related to the recognition of contract revenue, which does not represent a significant concentration of revenues associated with on-going operations. During the other periods presented, no individual customer accounted for more than 10% of total revenues.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2005	Gross Margin	Three Months Ended June 30, 2004	Gross Margin	Six Months Ended June 30, 2005	Gross Margin	Six Months Ended June 30, 2004	Gross Margin
	(Dollars in Thousands)
Software licenses	$2,201	86%	$196	98%	$4,904	83%	$3,373	86%
Development services	3,318	80%	4,045	56%	7,919	89%	10,651	33%
Contract	1,575	90%	1,025	97%	1,575	91%	1,131	97%
Amortization of acquired technology	—		134		—		279
Reimbursable expenses	3,139	0%	3,062	0%	5,773	0%	5,748	0%
Services and maintenance	22,299	54%	27,207	50%	47,067	52%	56,498	49%

Total cost of revenues	$32,532		$35,669		$67,238		$77,680

Cost of Software Licenses. Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized;

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement;

•	Annual maintenance fees based on customer usage of third-party software;

•	Costs related to user documentation;

•	Costs related to translation of products into other languages;

•	Costs related to reproduction and delivery of software; and

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses increased $2.0 million during the three months ended June 30, 2005 and increased $1.5 million during the six months ended June 30, 2005 compared to the same periods in 2004. In the second quarter of 2004, we reversed costs of approximately $3.2 million related to customer claim accruals that were no longer necessary as we did not expect to, nor did we, make payments related to those claims. Excluding the impact of this expense reversal, cost of software licenses decreased $1.2 million and $1.7 million for the three and six month periods ended June 30, 2005 compared to the same periods of 2004. The decrease in cost of software license, net of the expense reversal, is due to renegotiated prepaid third party royalty agreements and lower sales of product licenses requiring usage-based royalty fees, resulting in a lower expense run rate in 2005 than we experienced in 2004.

Cost of Development Services. Cost of development services decreased $0.7 million, or 18%, for the three months ended June 30, 2005 compared to the same period in 2004. Cost of development services decreased $2.7 million, or 26%, for the six months ended June 30, 2005 compared to the same period in 2004. The costs for the six months ended June 30, 2005 include $2.3 million related to services incurred on the Shell arrangement which was resolved and the related revenues were recognized in the three months ended March 31, 2005. Excluding the costs associated with this arrangement, cost of development services decreased $5.0 million, or 47% for the six months ended June 30, 2005. The gross margin on this business will vary as a result of the timing of revenue recognition, which in some arrangements is impacted by the attainment of contractual milestones. The increases in gross margin experienced in the 2005 periods as compared to 2004 were primarily the result of the timing of milestone sign-offs and, during the 2004 period, our performance of certain strategic development services projects at a lower margin to offset the cost of our planned product development and pressures on the rates for our services. Additionally, since development services revenue includes fees for both licenses and services in projects that involve essential services, the margin of development services is also impacted by the mix of license and services included in arrangements, since licenses generally yield a significantly higher margin than services.

Cost of Contract. Cost of contract increased $0.6 million, or 54%, for the three months ended June 30, 2005 compared to the same period in 2004. Cost of contract increased $0.4 million, or 39% for the six months ended June 30, 2005 compared to the same period of 2004. Because contract expenses are recorded when the corresponding contract revenue is recognized, we expect cost of contract to vary significantly. As of June 30, 2005, we have $0.3 million remaining in deferred contract costs associated with one deferred transaction.

Amortization of Acquired Technology. Amortization of acquired technology decreased $0.1 million and $0.3 million, or 100% during the three and six month periods ended June 30, 2005 compared to the same periods in 2004. Our acquired technology from 2001 and 2000 acquisitions was fully amortized in the third quarter of 2004, resulting in no expense in the three and six months ended June 30, 2005.

Cost of Services and Maintenance. The total cost of services and maintenance decreased $4.9 million, or 18%, for the three months ended June 30, 2005 compared to the same period in 2004. Cost of services and maintenance decreased $9.4 million, or 17%, for the six months ended June 30, 2005 compared to the same period in 2004. The decreases in cost were primarily the result of a 24% decrease in the number of our service and maintenance personnel at June 30, 2005 compared to June 30, 2004.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2005	Percent of Total Revenue	Three Months Ended June 30, 2004	Percent of Total Revenue	Six Months Ended June 30, 2005	Percent of Total Revenue	Six Months Ended June 30, 2004	Percent of Total Revenue
	(Dollars in Thousands)
Sales and marketing	$15,370	16%	$21,591	20%	$34,198	18%	$41,512	21%
Research and development	11,214	11%	19,115	17%	26,344	14%	38,807	20%
General and administrative	11,592	12%	12,753	12%	37,235	20%	38,214	20%
Amortization of intangibles	—	0%	—	0%	—	0%	39	0%

Total operating expenses	$38,716		$53,459		$97,777		$118,572

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $6.2 million, or 29%, for the three months ended June 30, 2005 compared to the same period in 2004. Sales and marketing expense decreased $7.3 million, or 18%, for the six months ended June 30, 2005 compared to the same period in 2004. The decrease was primarily due to reductions in headcount. We had a 39% decrease in the number of sales and marketing personnel between June 30, 2004 and June 30, 2005.

Research and Development Expense. Research and development expenses decreased $7.9 million, or 41%, for the three months ended June 30, 2005 compared to the same period in 2004, and decreased 12.5 million, or 32%, for the six months ended June 30, 2005 compared to the same period in 2004. The decreases were primarily caused by a 44% decrease in the number of our research and development personnel between June 30, 2004 and June 30, 2005, the continuation of our initiative to have the majority of our development personnel located in India, and a reduction in the usage of third-party contractors. As of June 30, 2005, approximately 69% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense decreased $1.2 million, or 9%, for the three months ended June 30, 2005 compared to the same period in 2004, and decreased $1.0 million, or 3%, for the six months ended June 30, 2005 compared to the same period in 2004. The decreases were primarily due to a 24% decrease in the number of our general and administrative personnel between June 30, 2004 and June 30, 2005, partially offset by the increased cost of our executive department and increased legal fees. Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the governmental investigations currently being conducted and our ongoing litigation.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Interest income	$1,732	$890	$3,136	$1,660
Interest expenses	(4,153)	(4,705)	(8,311)	(9,388)
Foreign currency hedge and transaction losses, net	(2,003)	(773)	(3,504)	(1,252)
Other expense, net	(604)	210	(1,115)	(489)

Total non-operating expense, net	$(5,028)	$(4,378)	$(9,794)	$(9,469)

The increase in interest income over the comparable periods is primarily the result of the higher average balances of invested funds and higher market interest rates. The decrease in interest expense during the 2005 periods as compared to 2004 resulted from the early retirement of $40.0 million of convertible debt in August 2004.

Provision (Benefit) for Income Taxes

We recognized income tax expense, primarily foreign taxes, of $1.8 million and $1.3 million during the three months ended June 30, 2005 and 2004, respectively, representing effective income tax rates of 5.4% in the 2005 period and 9.6% in the 2004 period. We recognized income tax expense of $3.4 million and $2.1 million during the six months ended June 30, 2005 and 2004, respectively, representing effective income tax rates of 30.6% in the 2005 period and (13.4)% in the 2004 period. The effective tax rates vary from the statutory rate predominately due to fluctuations in our valuation allowance.

As part of the process of preparing unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve.

Contractual Obligations

During the three months ended June 30, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2004 Annual Report on Form 10-K/A, as amended on August 9, 2005, except for the consolidation of our three India facilities into one location. The aggregate future lease payments for the new India facility is approximately $7.1 million. See Note 3 – Leases in our condensed consolidated financial statements.

Off-Balance-Sheet Arrangements

As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

The following liquidity and capital resources discussion has been updated for the effects of the restatement discussed in Note 11 to the unaudited condensed consolidated financial statements.

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital was $123.8 million at June 30, 2005 compared to working capital of $101.2 million at December 31, 2004, an increase of $22.6 million or 22%. The increase in working capital was primarily the result of a $23.6 million decrease in current liabilities. The most significant changes in current liabilities were a $17.1 million decrease in deferred revenue and a $4 million decrease in accrued compensation.

Cash and cash equivalents were $125.8 million at June 30, 2005, a decrease of $7.5 million from December 31, 2004. The decrease was the result of $9.0 million of cash used in operating activities and $11.3 million of cash used in investing activities, partially offset by $15.3 million of cash provided by financing activities, notably the sale of $15.0 million of common stock. Investing activities included $22.9 million of net purchases of short and long-term investments and capital expenditures of $1.5 million, partially offset by $11 million received from the sale of securities. At June 30, 2005, restricted cash totalled $5.6 million, all of which was pledged as collateral for outstanding letters of credit. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents, we also maintain a portfolio of short and long-term investment securities to supplement our liquidity needs. Short-term investments totaled $167.0 million and $144.5 million at June 30, 2005 and December 31, 2004, respectively. Short-term investments consist primarily of highly-rated auction rate securities and obligations of agencies of the U.S. government. The carrying values of investments in common stock and warrants of public companies were not significant at June 30, 2005 or December 31, 2004.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totalled $298.8 million at June 30, 2005 compared to $285.5 million at December 31, 2004.

The most significant adjustments to reconcile net income to net cash used in operations during the six months ended June 30, 2005 were the $11 million gain on sale of securities and the $24.5 million decrease in current liabilities, partially offset by the decrease in accounts receivable of $8.8 million and depreciation and amortization expense of $4.0 million.

The most significant use of net cash in investing activities during the six months ended June 30, 2005 was the $22.9 million net purchase of short and long-term investments, partially offset by $11 million received from the sale of securities.

The primary source of cash provided by financing activities during the six months ended June 30, 2005 was $15.0 million related to proceeds from the sale of common stock.

Accounts receivable, net of allowance for doubtful accounts, decreased 24% during the six months ended June 30, 2005. Day’s sales outstanding (DSO’s) in receivables decreased to 26 days as of June 30, 2005 from 41 days as of December 31, 2004.

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

In March 2005, we recorded a restructuring charge of $12.5 million (See Note 5, Restructuring Charges and Adjustments in our Notes to Condensed Consolidated Financial Statements) to “resize” our infrastructure. Our cash outflows related to restructuring totaled $10.7 million in the six months ended June 30, 2005, which exceeds the $9.0 million of net cash used in operations during the same period by $1.7 million.

We maintain a $15.0 million letter of credit line and as of June 30, 2005, $4.4 million in letters of credit were outstanding under this line and $5.6 million in restricted cash was pledged as collateral.

We have experienced substantial negative cash flows during the four years ended December 31, 2004 and the first six months of 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we initiated restructuring activities in March 2005 focused on, among other things, further reducing our workforce and decreasing development of the functionality for certain of our products, a failure to achieve expense targets, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

Although our cash and cash equivalents and short-term investments position increased in the six months ended June 30, 2005 partially due to an $11 million sale of securities, a $15 million sale of common stock and a $10 million transaction with Dassault Systèmes, our cash and cash equivalents and short-term investments position may continue to decline, primarily due to cash outflows associated with our restructuring activities, our operations and our debt service obligations. We are obligated to pay approximately $16.6 million of interest annually on our $316.8 million of outstanding indebtedness. Additionally, all of such indebtedness will mature and become due and payable in December 2006. We anticipate that we will seek additional equity or debt financing in order to support our operations and enable us to repay or refinance the $310.0 million of convertible subordinated notes and the $6.8 million non-negotiable promissory note that remain outstanding. We may not be able to obtain equity or debt financing on satisfactory terms, or at all. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

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

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totalled 52% and 49% of total revenues for the three and six months ended June 30, 2005 and 32% and 35% for the three and six months ended June 30, 2004. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 100 basis points between December 31, 2004 and June 30, 2005. As of June 30, 2005, the weighted-average yield on time deposits and debt securities we held was 2.94% compared to 2.21% as of December 31, 2004. Based on the short-term nature of our investment holdings as of June 30, 2005, the fair market value of the portfolio would not be significantly impacted by changes in market interest rates.

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

Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various publicly traded companies for business and strategic purposes. We have realized no gain or loss on these investments during the three and six months ended June 30, 2005 and 2004. The remaining carrying value of minority equity investments was zero at June 30, 2005.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of all these investments as the decline in fair value was considered other than temporary. During the three months ended June 30, 2005, we liquidated one such investment for cash, resulting in a gain on sale of securities of $11 million.

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

We have experienced substantial negative cash flows during the four years ended December 31, 2004 and the first six months of 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we recently initiated additional restructuring activities focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to achieve expense targets, stabilize or grow revenues and achieve positive cash flows will impair our ability to support our operations, adversely affect our liquidity and, eventually, threaten our solvency and our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $16.6 million annually in interest on our $310.0 million of convertible subordinated notes and $6.8 million non-negotiable promissory note, all maturing in December 2006. Continued negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Anticipate That We Will Seek Private Or Public Debt Or Equity Financing, Which Could Have A Dilutive Effect On The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All, Circumstances Which Could Threaten Our Solvency And Our Ability To Repay Our Debts When They Come Due.

Our cash position may continue to decline in the future, primarily due to cash outflows associated with our operations, our debt service obligations and our restructuring activities. Unless we are able to rationalize expenses, stabilize or grow revenues and achieve consistent positive cash flows, our ability to support our operations and our liquidity will be further impaired. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources. Our $316.8 million of debt, which bears interest of approximately $16.6 million per year, payable semi-annually in June and December, matures in December 2006.

We anticipate that we will seek private or public debt or equity financing in order to support our operations and enable us to repay or refinance our outstanding indebtedness. However, we may not be able to obtain debt or equity financing on satisfactory terms or at all, and any new financing could have a dilutive effect on our existing stockholders. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

We Face Risks Related To Ongoing Governmental Investigations And Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers And Our Business, Financial Condition And Results Of Operations And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 8 – Commitments and Contingencies in our Notes

to Condensed Consolidated Financial Statements, covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the U.S. Attorney’s Office for the Northern District of Texas which has also been investigating matters that are the subject of the SEC’s ongoing investigation.

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

We May Not Be Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, many of our competitors have one or more of the following advantages:

•	Longer operating history.

•	Greater financial, technical, marketing, sales and other resources.

•	Consistent positive cash flows.

•	Profitable operations.

•	Superior product functionality in certain areas.

•	Greater name recognition.

•	A broader range of products to offer.

•	Better software performance.

•	A larger installed base of customers.

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

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business.

Restructuring initiatives were recently executed by us in an effort to achieve our profitability objectives. This restructuring involved, among other things, reducing our workforce and decreasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Additionally, on July 14, 2005, we announced the reorganization of our operating structure from primarily geographic to primarily industry-focused groups. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

We Have Been And Continue To Be Subject To Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability, Which Claims And Perceptions, If Unresolved Or Not Addressed, Could Continue To Seriously Harm Our Business And Our Stock Price.

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, the long-term decline in our stock price, and the existing and potential litigation and other proceedings against us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may continue to adversely impact customer demand and affect the market perception of our company, our products and our services. Any such damage to our reputation could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our annual debt servicing expense of approximately $16.6 million, and we cannot reduce expenses quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations might negatively affect the price of our common stock.

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

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address supply and demand management, transportation and distribution management, fulfillment and sourcing. We expect license revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including sales execution, product competitiveness and questions regarding our viability, which have led to a decline in our revenues. Other factors, such as competition and technological change and the existing and potential litigation and other proceedings against us, could also adversely impact demand for, or market acceptance of, these applications.

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

We have made significant changes over time in and may consider making additional changes to our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 52% of our total revenues during the quarter ended June 30, 2005, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

Historically, although not recently, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operation and our financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operation and our financial condition.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 63% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

Risks Related To Our Stock

If We Are Unsuccessful In Maintaining The Listing Of Our Common Stock On The NASDAQ National Market, Our Business Reputation May Be Harmed and Our Ability To Raise Funds In The Capital Markets Might Be Adversely Affected.

On July 21, 2005, our common stock was re-listed by The NASDAQ Listing Qualifications Panel and began trading on The NASDAQ National Market. In the future, our common stock price may decline to levels that would again cause us not to comply with NASDAQ listing standards. Any failure to maintain the listing of our common stock on The NASDAQ National Market might harm our general business reputation and be a consideration for investors when considering an investment in us, which could have a material adverse effect on our business, results of operations and financial condition.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, And An Affiliate Of Q Investments Have Significant Influence Over Stockholder Votes.

As of July 27, 2005, our current executive officers and directors together beneficially owned slightly more than 22% of the total voting power of our company, approximately 22% of which was beneficially owned by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 30% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult To Resell Common Stock At Attractive Prices.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. The following factors could significantly affect the market price of our common stock:

•	Negative cash flows.

•	Additional equity or debt financing transactions.

•	Continued quarterly variations in our results of operations.

•	The market or system on which our common stock trades.

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us.

•	Technological innovations by our competitors or us.

•	Stock valuations or performance of our competitors.

•	General market conditions, geopolitical events or market conditions specific to particular industries.

•	Perceptions in the marketplace of performance problems involving our products and services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

Based on this evaluation, our management, including our Chief Executive Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were reasonably designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2005, our Chief Financial Officer resigned. Although all of the control processes formerly performed by our Chief Financial Officer were transitioned to and performed by other individuals, including our Chief Executive Officer who served as interim Chief Financial Officer, we believe this is a significant change in internal control during the quarter. As previously announced, we have hired a replacement Chief Financial Officer whose employment is effective August 22, 2005.

Other than the departure of our Chief Financial Officer, based on our evaluation, during our most recent fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 8 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2005, we sold 1,923,077 shares of our common stock to R² Investments, LDC, an affiliate of Q Investments. The common stock was offered and sold without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended. We received approximately $15.0 million of net proceeds from this sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, we held an annual meeting of our stockholders for the following purposes:

1.	To elect (i) Harvey B. Cash, Michael E. McGrath and Lloyd G. Waterhouse as Class II directors to serve until the annual stockholders’ meeting in 2008, (ii) Jackson L. Wilson, Jr. as a Class III director to serve until the annual stockholders’ meeting in 2006, and (iii) Stephen P. Bradley as a Class I director to serve until the annual stockholders’ meeting in 2007, or until their respective successors have been elected and qualified.

2.	To approve an amendment to the 1995 Stock Option/Stock Issuance Plan (i) increasing the number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire to 1,000,000; (ii) increasing the initial option grant to 6,000 shares and the annual option grant to 4,250 shares for each eligible non-employee Board member under the Automatic Option Grant Program of our 1995 Plan; and (iii) shortening the vesting period for option grants to eligible non-employee Board members under the Automatic Grant Program to three equal annual installments, with the first such installment vesting one year from the option grant date.

Mr. Cash was elected with 16,904,035 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 122,782 common shares withholding their vote, no Series B preferred shares withholding their vote, and no shares abstaining or broker non-votes. Mr. McGrath was elected with 16,584,128 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 442,689 common shares withholding their vote and no shares abstaining or broker non-votes. Mr. Waterhouse was elected with 16,926,663 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 100,154 common shares withholding their vote, no Series B preferred shares withholding their vote, and no shares abstaining or broker non-votes. Mr. Wilson was elected with 16,974,306 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 52,511 common shares withholding their vote, no Series B preferred shares withholding their vote, and no shares abstaining or broker non-votes. Mr. Bradley was elected with 16,973,483 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 53,334 common shares withholding their vote, no Series B preferred shares withholding their vote, and no shares abstaining or broker non-votes. The terms of office of Pranav V. Parikh, Richard L. Clemmer and Michael S. Diament, all Class I directors, and Robert L. Crandall and Sanjiv S. Sidhu, both Class III directors, continued after the meeting.

The proposal to amend our 1995 Plan was approved with 7,155,016 common shares voting for the proposal, all outstanding Series B preferred shares voting for the proposal, 1,756,403 common shares voting against the proposal, no Series B preferred shares voting against the proposal, 5,354 common shares abstaining and no broker non-votes.

ITEM 5. OTHER INFORMATION

On July 21, 2005, our common stock was re-listed by The NASDAQ Listing Qualifications Panel and began trading on The NASDAQ National Market under the trading symbol “ITWO.”

On July 28, 2005, we announced the appointment of Michael J. Berry to serve as our Executive Vice President of Finance and Accounting and Chief Financial Officer, effective August 22, 2005. We also announced that Steven Minisini, our Executive Vice President and President, Americas Region, and Kenneth Coulter, our Executive Vice President and President, EMEA Region, were leaving the company. On July 29, 2005, we disclosed that our Board of Directors had appointed Randy Eisenman a director of the company, effective July 26, 2005.

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1	— LLC Interest Purchase Agreement

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