Form 10-Q
period 2005-09-30
I2 TECHNOLOGIES INC
filed 2005-11-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the Registrant had 20,700,895 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value or stated value)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$254,954	$133,273
Restricted cash	5,081	7,717
Short-term investments, at fair value	11,983	144,532
Accounts receivable, net	23,121	37,439
Deferred contract costs	311	1,886
Other current assets	17,155	22,034

Total current assets	312,605	346,881
Long-term investments, at fair value	1,000	—
Premises and equipment, net	14,787	18,987
Net deferred charges	1,420	2,473
Goodwill	16,321	16,620
Non-current deferred tax asset	5,485	5,712

Total assets	$351,618	$390,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,383	$13,988
Accrued liabilities	40,344	39,152
Accrued compensation and related expenses	17,210	27,227
Deferred revenue	130,218	165,362

Total current liabilities	200,155	245,729
Non-current deferred tax liability	—	1,177
Long-term debt	295,250	316,800

Total liabilities	495,405	563,706
Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 stated value, 150 shares authorized, 103 and 101 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	98,653	97,045
Common stock, $0.00025 par value, 2,000,000 shares authorized, 20,626 and 18,608 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	10,419,561	10,403,515
Accumulated other comprehensive income	399	3,675
Accumulated deficit	(10,662,405)	(10,677,273)

Net stockholders’ deficit	(143,787)	(173,033)

Total liabilities and stockholders’ deficit	$351,618	$390,673

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$14,638	$17,441	$42,797	$41,856
Development services	7,194	7,510	44,087	23,319
Contract	899	29,130	19,298	67,070
Services	20,201	26,781	66,518	76,318
Reimbursable expenses	2,039	2,458	7,812	8,206
Maintenance	24,268	27,742	75,582	88,544

Total revenues	69,239	111,062	256,094	305,313

Costs and expenses:
Cost of revenues:
Software licenses	882	3,816	5,786	7,189
Development services	3,002	3,353	10,921	14,004
Contract	—	2,079	1,575	3,210
Amortization of acquired technology	—	90	—	369
Reimbursable expenses	2,039	2,458	7,812	8,206
Services and maintenance	21,726	25,915	68,793	82,413
Sales and marketing	8,176	19,326	42,374	60,838
Research and development	8,913	16,612	35,257	55,418
General and administrative	12,137	17,253	49,372	55,467
Amortization of intangibles	—	—	—	39
Gain on sale of assets	(2,176)	—	(2,176)	—
Restructuring charges and adjustments	(256)	(670)	11,650	3,575

Total costs and expenses	54,443	90,232	231,364	290,728

Operating income	14,796	20,830	24,730	14,585

Gain on sale of securities	—	—	11,000	—
Other expense, net	(2,969)	(1,788)	(12,763)	(11,257)

Income before income taxes	11,827	19,042	22,967	3,328
Income tax expense	2,436	1,176	5,843	3,281

Net income	$9,391	$17,866	$17,124	$47

Preferred stock dividend and accretion of discount	764	742	2,256	989

Net income (loss) applicable to common shareholders	$8,627	$17,124	$14,868	$(942)

Net income (loss) per common share:
Basic	$0.34	$0.75	$0.63	$(0.05)

Diluted	$0.33	$0.75	$0.62	$(0.05)

Weighted-average common shares outstanding:
Basic	25,063	22,686	23,739	17,842
Diluted	25,958	22,764	24,038	17,842

Comprehensive income (loss):
Net income (loss) applicable to common shareholders	$8,627	$17,124	$14,868	$(942)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	115	419	234	(109)
Foreign currency translation adjustments	193	139	(3,433)	(510)
Tax effect of other comprehensive income (loss)	(40)	(138)	(77)	—

Total other comprehensive income (loss)	268	420	(3,276)	(619)

Total comprehensive income (loss)	$8,895	$17,544	$11,592	$(1,561)

See accompanying notes to condensed consolidated financial statements

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(as restated, see Note 11)
Cash flows from operating activities:
Net income	$17,124	$47
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,791	10,053
Write-down of equipment	871	330
(Gain) loss on extinguishment of debt	86	(2,223)
Gain on sale of assets	(2,176)	—
Gain on sale of securities	(11,000)
Provision (credit) for bad debts charged to expense	(90)	(1,443)
Amortization of deferred compensation	706	991
Deferred income taxes	(581)
Changes in assets and liabilities:
Accounts receivable, net	14,327	(1,255)
Deferred contract costs	1,580	3,210
Other assets	4,780	7,392
Accounts payable	(1,791)	(5,180)
Accrued liabilities	413	(59,212)
Accrued compensation and related expenses	(9,901)	57
Deferred revenue	(35,565)	(58,944)

Net cash used in operating activities	(15,426)	(106,177)

Cash flows from investing activities:
Purchase of premises and equipment	(2,184)	(1,642)
Proceeds from sale of assets	2,653	620
Restrictions released from cash	2,636	6,701
Purchase of short-term investments	(95,950)	(322,425)
Proceeds from sale of short-term investments	228,656	397,825
Proceeds from sale of securities	11,000	—
Purchase of long-term investments	(1,000)	(26,708)

Net cash provided by investing activities	145,811	54,371

Cash flows from financing activities:
Proceeds from sale of series B preferred stock, net of issuance costs	—	95,325
Proceeds from sale of common stock, net of issuance costs	14,950	19,733
Repurchase of convertible subordinated notes	(21,529)	(37,400)
Net proceeds from common stock issuance from options and employee stock purchase plans	391	2,399

Net cash provided by (used in) financing activities	(6,188)	80,057

Effect of exchange rates on cash	(2,516)	(681)
Net change in cash and cash equivalents	121,681	27,570
Cash and cash equivalents at beginning of period	133,273	106,822

Cash and cash equivalents at end of period	$254,954	$134,392

Supplemental cash flow information
Interest paid	$8,646	$9,795
Income taxes paid (net of refunds received)	$5,479	$2,379
Schedule of non cash financing activities
Preferred stock dividend and accretion of discount	$2,256	$989

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. We also offer master data management technology, which is designed to collect, synthesize and distribute critical reference data. Our offerings help customers improve efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often bundled with other offerings, including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

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

Stock-Based Compensation Plans. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement of Financial Accountings Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended September 30,		ESPP Shares Three Months Ended September 30,		Stock Options Nine Months Ended September 30,		ESPP Shares Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	3.98%	3.28%	3.89%	3.28%	3.84%	2.99%	3.83%	3.10%
Expected term (years)	4	4	0.5	0.5	4	4	0.5	0.5
Volatility	1.02	1.13	0.91	0.79	1.05	1.19	0.84	0.86
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

The following pro forma information presents net income (loss) applicable to common stockholders and net income (loss) per common share for the three and nine months ended September 30, 2005 and 2004 had the fair value method under SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. In 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders, as reported	$8,627	$17,124	$14,868	$(942)
Add: Stock-based employee compensation expense included in reported net income (loss)	249	349	706	1,135
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,805)	(7,994)	(25,130)	(39,776)

Pro forma net income (loss)	$3,071	$9,479	$(9,556)	$(39,583)

Net income (loss) per common share-Basic:
As reported	$0.34	$0.75	$0.63	$(0.05)
Pro forma	$0.12	$0.42	$(0.40)	$(2.22)

Net income (loss) per common share-Diluted:
As reported	$0.33	$0.75	$0.62	$(0.05)
Pro forma	$0.12	$0.42	$(0.40)	$(2.22)

Allowance For Doubtful Accounts. Our allowance for doubtful accounts was $1.0 million at each of September 30, 2005 and December 31, 2004.

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

We were required to apply the guidance in this issue for periods ending after December 15, 2004, with comparative periods presented restated to conform to this guidance. Earnings per share for the three and nine months ended September 30, 2004 has been restated to give effect to the new guidance.

SFAS No. 123(R), “Share-Based Payment”

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

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

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with remaining maturities of less than three months when acquired by us are classified as available for sale and reported as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash equivalents at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
Short-term time deposits	$15,083	$28,649
Commercial paper	94,115	23,792

	$109,198	$52,441

Investments in debt securities with remaining maturities in excess of three months when acquired by us that are held for purposes of funding our current operations are classified as available for sale and reported as short-term investments in the condensed consolidated balance sheets. Short-term investments at September 30, 2005 and December 31, 2004 were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
September 30, 2005
U.S. governmental obligations	12,000	(17)	11,983

	$12,000	$(17)	$11,983

December 31, 2004
Auction rate securities	$118,000	$—	$118,000
U.S. governmental obligations	26,706	(174)	26,532

	$144,706	$(174)	$144,532

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

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

3. Leases

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. Future minimum lease payments under our non-cancellable operating leases, including lease payments for restructured facilities without consideration of offsetting estimated sublease income of $1.9 million from the restructured facilities (See Note 5, Restructuring Charges and Adjustments for more details) as of September 30, 2005 are as follows:

2005	$4,900
2006	14,672
2007	9,827
2008	7,656
2009	7,122
Thereafter	3,668

Total	$47,845

4. Borrowings and Debt Issuance Costs

We have two long-term debt obligations outstanding as of September 30, 2005, which we have recorded as long-term liabilities. The costs incurred for the issuance of these debts are capitalized and amortized over the term of the debt obligation in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The following table summarizes the long-term debt and related debt issuance cost recorded on our condensed consolidated balance sheet at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Convertible subordinated notes, 5.25% annual rate payable semi-annually, due December 15, 2006	$288,450	$310,000
Non-negotiable promissory note, 5.25% annual rate payable semi-annually, due December 15, 2006	6,800	6,800

	$295,250	$316,800

Capitalized bond issuance costs, net	$1,420	$2,473

We retired $21.5 million of our convertible subordinated notes due December 15, 2006 during the last week of September 2005. The discount on retirement combined with the write-off of associated capitalized bond issuance costs resulted in a net loss on debt extinguishment of $0.1 million for the three months ended September 30, 2005. See Note 13, Subsequent Events, for discussion of retirement of an additional $28.5 million of such notes, which occurred after September 30, 2005.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

5. Restructuring Charges and Adjustments

2005 Restructuring Plan. On March 30, 2005, we implemented a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for office closures.

2001 and 2002 Restructuring Plans. We initiated global restructuring plans in 2001 and 2002 to reduce our operating expenses and to bring them into alignment with our expected revenue levels. The plans included the elimination of certain employee positions and the reduction of office space and related overhead expenses. As of September 30, 2005, $1.2 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2001 and 2002 restructuring plans.

Consolidated Restructuring Accrual

The following table summarizes the 2005 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at September 30, 2005 and December 31, 2004:

	Employee Severance and Termination	Office Closure and Consolidation	Total
Beginning accrual balance at January 1, 2005	$283	$3,299	$3,582

2005 restructuring plan expense	10,400	2,132	12,532
Adjustments to 2001 and 2002 restructuring plans	—	(391)	(391)
Non-Cash write-off of fixed assets	—	(139)	(139)
Cash payments	(2,832)	(608)	(3,440)

Remaining accrual balance at March 31, 2005	7,851	4,293	12,144

Adjustments to 2001, 2002, and 2005 restucturing plans	402	(637)	(235)
Non-Cash write-off of fixed assets	—	(24)	(24)
Cash payments	(6,341)	(879)	(7,220)

Remaining accrual balance at June 30, 2005	1,912	2,753	4,665

Adjustments to 2001, 2002, and 2005 restucturing plans	233	(489)	(256)
Cash payments	(1,828)	(421)	(2,249)

Remaining accrual balance at September 30, 2005	$317	$1,843	$2,160

In 2003, we entered into a lease termination agreement with the owner of one of our headquarters buildings that we vacated as part of a restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. The note bears interest at a rate of 5.25% per annum, payable semi-annually in arrears.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

The accrual for office closure and consolidation of $1.8 million at September 30, 2005 represents future payments to be made for facilities that we have exited as part of our restructuring plans. This accrual is net of estimated sublease income of $1.9 million. The remaining payments related to restructured facilities extend into the third quarter of 2007.

The remaining payments related to employee severance and termination are expected to substantially be paid in the fourth quarter of 2005.

6. Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share. Basic net income (loss) per common share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for the three month periods ended September 30, 2005 and 2004, and for the nine month period ended September 30, 2005, the effect of the convertible preferred stock is included in the calculation of basic net income per share. The effect of the convertible preferred stock is anti-dilutive for the nine month period ended September 30, 2004 since the holder of the convertible preferred stock is not obligated to fund any of our losses.

Diluted net income (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the nine months ended September 30, 2004 the basic and diluted net loss per common share are the same. As described in Recent Accounting Pronouncements, EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted net income per share including when the market price of our common stock is below the conversion price of the convertible security. Accordingly, the effect of our convertible debt has been considered for inclusion in the calculation of diluted earnings per share. The effect of the convertible debt is anti-dilutive in all periods presented since such calculation requires the interest on the convertible debt to be excluded from the calculation when determining if the convertible debt is dilutive. The effect of our convertible preferred stock is included in basic net income per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128; therefore, it is similarly included in diluted net income per share. The effect of the convertible preferred stock in the nine month period ended September 30, 2004 has been adjusted to give effect to it being outstanding for four months of such period.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

The following is a reconciliation of the number of shares used in the calculation of basic net income (loss) per share under the two-class method and diluted net income (loss) per share and the number of shares excluded from such computations for the three and nine months ended September 30, 2005 and 2004:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Common and common equivalent shares outstanding using two-class method—basic
Weighted average common shares outstanding	20,626	18,366	19,339	17,842
Participating convertible preferred stock	4,437	4,320	4,400	—

Total common and common equivalent shares outstanding using two-class method—basic	25,063	22,686	23,739	17,842
Effect of dilutive securities:
Outstanding stock option and share right awards	895	78	299	—

Weighted average common and common equivalent shares outstanding—diluted	25,958	22,764	24,038	17,842

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	2,897	4,128	3,074	3,239
Convertible preferred stock	—	—	—	1,920
Convertible debt	326	368	326	368

Total anti-dilutive shares	3,223	4,496	3,400	5,527

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$37,712	$70,912	$132,694	$196,757
Non-U.S. Americas	2,968	2,483	7,633	7,358
EMEA	15,113	18,644	71,875	53,417
Greater Asia Pacific	13,446	19,023	43,892	47,781

	$69,239	$111,062	$256,094	$305,313

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

Revenues from international operations totaled $31.5 million and $40.1 million during the three months ended September 30, 2005 and 2004, respectively. Revenues from international operations totaled $123.4 million and $108.6 million during the nine months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2004, one customer accounted for approximately 17% of total revenues. This pertained to the recognition of contract revenue, which is not indicative of a significant concentration of revenue associated with our on-going operations. During the other periods presented, no individual customer accounted for more than 10% of total revenues.

Long-lived assets by geographic region, as reported to our CEO, were as follows:

	September 30, 2005	December 31, 2004
United States	$29,515	$34,523
EMEA	556	995
Greater Asia Pacific	2,457	2,562

Total Long-Lived Assets	$32,528	$38,080

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

In January 2003, our ongoing investigation turned up information that persuaded management and the Audit Committee that material adjustments to our previously issued financial statements might be required and that our consolidated financial statements for the years ended December 31, 2001 and 2000 should be re-audited. The cumulative impact of the revenue adjustments required by the re-audit was to reduce revenue by $359.7 million, which was comprised of $127.3 million of revenue that was reversed and $232.4 million of revenue that was deferred for possible recognition in the future. In March 2003, we were advised that the SEC had issued a formal order of investigation to determine whether there had been violations of the federal securities laws by the company and/or others involved with the company in connection with matters relating to the restatement of our consolidated financial statements.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

company continues to cooperate with the staff of the SEC in connection with that ongoing investigation. In addition, the company continues to cooperate with the U.S. Attorney’s Office for the Northern District of Texas which is also investigating matters that are the subject of the SEC’s ongoing investigation.

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, breach of fiduciary duty, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between our company and Kmart. Certain of the allegations in Kmart’s complaint are purportedly similar to the subject of the cease-and-desist order entered into by the Company in connection with the June 9, 2004 settlement of the SEC enforcement proceedings related to the Company’s 2003 restatement as well as the allegations made by the SEC in the subsequent civil action brought against three former officers of the Company on July 15, 2005. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. The prayer for relief requests rescission of the license agreement, actual and punitive damages, fees, costs and other disbursements. We are vigorously defending the company against this action.

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

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we have advanced fees and expenses incurred by such officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters and may continue to do so in the future.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $1.8 million and $3.8 million of expense for legal fees and expenses for current and former employees during the three and nine months ended September 30, 2005, respectively.

Internal Revenue Service Audit

We currently are being examined by the Internal Revenue Service regarding matters relating to the timing of our remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. We have filed a protest regarding the IRS’s position on the

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by us. Such penalties could be significant, however, and we presently intend to seek full statutory abatement of any such penalties which might be assessed. Since we do not believe it is possible at this time to estimate the amount of penalties the IRS may assess, no accrual for a loss contingency relating to this matter has been recorded.

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of assessments totaling approximately $2.4 million and interest of approximately $0.9 million related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. The company is required to pay the assessed tax during the appeals process based on an agreed upon payment schedule. The assessment of a penalty in an amount up to an additional $2.4 million in the future is possible. We disagree with this position and have appealed the assessments and interest on the basis that the intercompany transactions were conducted at appropriate pricing levels. We have established tax contingency reserves for these matters and evaluate the adequacy of such reserves on a quarterly basis and adjust as necessary.

Japan Tax Examination

We are currently being examined by the National Tax Agency in Japan with respect to withholding taxes on intercompany payments made by our subsidiary in Japan. We have not received any tax assessment or accrued a liability for this examination at this time.

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

9. Reverse Stock Split

All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the 1-for-25 reverse stock split of our common stock, which was effected on February 16, 2005.

10. Related Party Transactions

In June 1998, Michael E. McGrath, our current Chief Executive Officer, President and Director, founded Integrated Development Enterprise, Inc. or IDe, a private company based in Concord, Massachusetts providing integrated software solutions for development chain management. He has served as Chairman of IDe since

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

October 1998. Prior to our hiring of Mr. McGrath as our Chief Executive Officer and President on February 27, 2005, Mr. McGrath had been bound by the terms of an agreement with IDe pursuant to which he was committed to provide approximately 52 days of service per year to IDe, through January 31, 2007. As consideration for the release of Mr. McGrath from that commitment, we entered into a preferred stock purchase agreement with IDe, dated as of February 28, 2005, pursuant to which we agreed to purchase up to $1.0 million of convertible preferred stock of IDe. Q Funding III, L.P., an affiliate of Q Investments and R² Investments, LDC, the holder of all of our outstanding shares of Series B preferred stock, also committed to purchase up to $1.0 million of IDe convertible preferred stock, on identical terms, pursuant to the terms of the same preferred stock purchase agreement. On March 7, 2005, both we and Q Funding purchased half of the preferred stock that each of us committed to acquire. Mr. McGrath was released from his service obligation to IDe upon execution and delivery of the preferred stock purchase agreement. Mr. McGrath will continue as chairman of IDe. Mr. McGrath and members of his family hold less than 10% of the common stock of IDe on a fully diluted basis. During the third quarter of 2005, we purchased the remaining preferred stock that we had committed to acquire for $0.5 million. Our share of the investment is recorded as $1.0 million long-term investment in the condensed consolidated balance sheet at September 30, 2005.

On October 4, 2005, we entered into an agreement with IDe to license and implement their Phase Management and Portfolio Management solutions. We expect to pay IDe approximately $0.4 million under this agreement.

11. Restatement of Financial Statements

We have historically invested in auction-rate securities as part of our cash management strategy. These investments were historically classified as cash and cash equivalents because of the short duration of their interest rate reset periods. In the second quarter of 2005, we determined that these investments should not be classified as cash equivalents due to their underlying maturities. As a result, the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 has been restated to reflect purchases and sales of auction-rate securities as investing cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

Following is a summary of the effects of the change in classification described above (in thousands of U.S. dollars):

Condensed Consolidated Cash Flow Statement Information

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated
Changes in restricted cash	6,701	(6,701)	—
Net cash used in operating activities	(99,476)	(6,701)	(106,177)

Restrictions released from cash	—	6,701	6,701
Purchase of short-term investments	(30,000)	(292,425)	(322,425)
Sales of short-term investments	35,000	362,825	397,825
Cash flows from investing activities	(22,730)	77,101	54,371

Net change in cash and cash equivalents	(42,830)	70,400	27,570
Cash and cash equivalents at beginning of period	288,822	(182,000)	106,822
Cash and cash equivalents at end of period	245,992	(111,600)	134,392

12. Sale of Trade Service Corporation

On July 1, 2005, we completed the sale of Trade Service Corporation (TSC), which was operated as a part of our content and data services business, for approximately $3.0 million. This transaction led to a gain on sale, net of write-offs of associated assets and liabilities, of approximately $2.2 million. We received the final $0.3 million installment of the purchase price on October 1, 2005. The sale was to a group of investors led by TSC’s then-current management team.

13. Subsequent Events

On October 4, 2005 and October 5, 2005, we repurchased a total of $28.5 million of our convertible subordinated notes due December 15, 2006 for approximately $28.5 million plus accrued interest. Accordingly, our condensed consolidated balance sheet at September 30, 2005 does not reflect the repurchase of this debt. Similarly, our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 do not reflect the related $0.1 million loss on this transaction, resulting primarily from the write-off of associated capitalized bond issuance costs.

On October 3, 2005, we announced that we named Barbara Stinnett Executive Vice President of Customer Operations and Chief Customer Officer (CCO).

On October 24, 2005, we announced that we have entered into a non-binding letter of intent to sell our content and data services business for an estimated $30.0 million of net proceeds. There can be no assurance that the transaction will close and on what terms.

On October 25, 2005, we announced the amendment of the employment agreement with Michael McGrath, our President and CEO. This amendment extended the term of Mr. McGrath’s employment agreement for one year, and granted Mr. McGrath an option to purchase 700,000 shares of our common stock at an exercise price equal to the fair market value of the common stock on the renewal date.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Table dollars in thousands, except per share data)

(Unaudited)

On July 26, 2005, the Company and Mr. Michael J. Berry, the Chief Financial Officer of the Company, entered into an employment agreement (the “Employment Agreement”) governing the terms of Mr. Berry’s employment with the Company. On November 8, 2005, the Company and Mr. Berry entered into an amendment to the Employment Agreement (the “Amendment”) in order to facilitate Mr. Berry’s moving his residence to Dallas, the location of the Company’s headquarters, prior to Mr. Berry’s home in Ohio being sold. Pursuant to the terms of the Amendment, the Company has agreed that until such time as Mr. Berry’s home in Ohio is sold, the Company will pay Mr. Berry an allowance of up to $6,000 per month for either (i) duplicate maintenance expenses associated with Mr. Berry maintaining his home in Ohio if Mr. Berry relocates to Dallas prior to his home being sold, or (ii) commuting expenses to and from Dallas from Mr. Berry’s home in Ohio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation or ordering as to priority, the following:

•	We have experienced substantial negative cash flows and we may not achieve a return to positive cash flow. A failure to rationalize expenses, stabilize or grow revenues and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $266.8 million of debt (net of repurchases in early October 2005) matures in December 2006. Accordingly, we are actively seeking additional private or public debt or equity financing, which will likely have a substantial dilutive effect on our stockholders. However, we may not be able to obtain debt or equity financing on satisfactory terms, or at all.

•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and negatively impact our stock price.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could harm our business and impair our liquidity.

•	We may not be competitive and increased competition could seriously harm our business.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring and reorganization initiatives have been executed, and such activities pose risks to our business.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may again fail to meet expectations, which might negatively impact the price of our stock.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by improving agility, managing variability, reducing complexity, improving operational visibility, increasing operating velocity as well as integrating planning and execution. We also offer master data management technology, which is designed to collect, synthesize and distribute critical reference data. Our offerings help customers improve efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings including content and services we provide such as business optimization and technical consulting, training, solution maintenance, content management, software upgrades and development.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the third quarter of 2005 to our critical accounting policies as we described in our 2004 Annual Report on Form 10-K filed on March 16, 2005, as amended on Form 10-K/A, filed August 9, 2005.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2005	Percent of Total Revenue	Three Months Ended September 30, 2004	Percent of Total Revenue	Nine Months Ended September 30, 2005	Percent of Total Revenue	Nine Months Ended September 30, 2004	Percent of Total Revenue
	(Dollars in Thousands)
Revenues
Software products	$7,247	10%	$6,017	5%	$12,402	5%	$12,348	4%
Subscriptions and other recurring revenue	7,391	11%	11,424	10%	30,395	12%	29,508	10%

Software licenses	$14,638	21%	$17,441	16%	$42,797	17%	$41,856	14%

Development services	7,194	10%	7,510	7%	44,087	17%	23,319	8%
Contract	899	1%	29,130	26%	19,298	8%	67,070	22%
Services	20,201	29%	26,781	24%	66,518	26%	76,318	25%
Reimbursable expenses	2,039	3%	2,458	2%	7,812	3%	8,206	3%
Maintenance	24,268	35%	27,742	25%	75,582	30%	88,544	29%

Total revenues	$69,239	100%	$111,062	100%	$256,094	100%	$305,313	100%

Total revenues decreased $41.8 million, or 38%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Excluding contract revenue, revenues decreased $13.6 million, or 17%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Total revenues decreased $49.2 million, or 16%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Excluding contract revenue, revenues decreased $1.5 million, or 1%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Details of our revenues are presented below.

Software Licenses. Software license revenue includes amounts related to software product sales, content subscriptions and other revenues classified as license revenue. Software license revenue totaled $14.6 million, or

21% of total revenues, for the three months ended September 30, 2005, decreasing $2.8 million, or 16%, from the same period in 2004. Software license revenue totaled $42.8 million, or 17% of total revenues, for the nine months ended September 30, 2005, increasing $0.9 million, or 2%, from the same period in 2004.

Revenue from software product licenses totaled $7.2 million, or 50% of our total software license revenue, for the three months ended September 30, 2005. Software product license revenue increased $1.2 million, or 20%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, revenue from software product licenses totaled $12.4 million, or 29% of our total license revenue. This was consistent with the software product license revenue for the nine months ended September 30, 2004. We have experienced variability in the timing of recognition of revenue from software product licenses and expect this variability to continue. This variability is caused by the timing of contract execution, delivery of localized versions of software products, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees. Another source of variability for software product license revenue is our focus on selling new products where there is a high likelihood of providing essential services associated with the new products. License fees received for these arrangements, together with fees for the essential services, are classified as development services over the period in which the services are performed instead of being recognized as software product license revenue upon delivery of the software.

Revenue from subscriptions and other recurring revenue classified as software license revenue decreased $4.0 million, or 35%, for the three months ended September 30, 2005 versus the comparable period in 2004 and increased $0.9 million, or 3%, for the nine months ended September 30, 2005 versus the comparable period in 2004. The decrease in the three months ended September 30, 2005 is primarily due to our sale of TSC on July 1, 2005. The revenues related to our subscription arrangements are recognized ratably over the term of each arrangement.

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

Revenue from development services projects decreased $0.3 million, or 4%, during the three months ended September 30, 2005 over the comparable period in 2004, and increased $20.8 million, or 89%, during the nine months ended September 30, 2005 over the comparable period in 2004. The increase for the nine month period includes $8.5 million related to the termination of an agreement with Shell Global Solutions International B.V., which is considered a one-time event. The balance of the increase in revenue from development services during the nine-month period is a result of an increase in demand for customizations and enhancements of our software along with increased sales of new technologies that are more likely to involve essential services. Based on our historical trends, we expect development services to continue to fluctuate on a quarterly basis due to the timing of booking new projects and the timing of revenue recognition on these projects. In any period, development services revenue is dependent upon a variety of factors, including:

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

Contract. Contract revenue consists of license, service, and maintenance fees associated with certain license arrangements for which we determined to change the accounting to contract accounting under SOP 81-1 and defer the recognition of revenue until all of the requirements to do so had been met in connection with the 2003 restatement of our consolidated financial statements. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. Contract revenue decreased $28.2 million, or 97%, for the three months ended September 30, 2005 compared to the same period in 2004 and decreased $47.8 million, or 71% for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease in contract revenue during the 2005 periods is a result of the lower level of deferred contract revenue, the decreased number of deferred transactions remaining to be recognized and the occurrence of fewer events which would allow the recognition of these revenues. As of September 30, 2005, the deferred contract revenue balance was $30.8 million, comprised of four deferred transactions. In the future, we continue to expect significantly reduced contract revenue due to the fact that the revenue deferred from prior periods has substantially decreased. Due to the limited number of deferred transactions, we expect contract revenues to continue to fluctuate significantly on a quarterly basis due to the timing of revenue recognition events.

Services. Services revenue decreased $6.6 million, or 25%, for the three months ended September 30, 2005 compared to the same period in 2004, and decreased $9.8 million, or 13%, for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease in services revenue was primarily due to the lower volume of license sales, which led to fewer implementations. Our volume of upgrade projects has also declined as many of our customers have already migrated to the newest versions of our products. We also focus on new technologies that may involve providing essential services associated with the software. Fees received in conjunction with providing those essential services are classified as development services revenue as described above.

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

Reimbursable Expenses. Reimbursable expenses revenue has declined in the three and nine month periods ended September 30, 2005 compared to 2004. These revenues and associated costs will generally fluctuate in direct relation to our services revenue.

Maintenance. Maintenance revenue decreased $3.5 million, or 13%, during the three months ended September 30, 2005 compared to the same period in 2004, and decreased $13.0 million, or 15%, during the nine months ended September 30, 2005 as compared to the same period in 2004. The decrease in maintenance revenue during the 2005 periods resulted from a continued decline in maintenance renewals by our customers, decreases in license bookings and less favorable renewal terms. In addition, we executed four supply chain leader transactions in 2004. These transactions were with customers who previously utilized our software through perpetual license agreements with annual maintenance contracts, and are being recorded as license subscription revenue. There can be no assurance that maintenance revenues will improve, or even remain at current levels.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Greater Asia and Canada. International revenue totaled $31.5 million, or 46% of total revenue, during the three months ended September 30, 2005 and $40.1 million, or 36% of total revenue, during the comparable period in 2004. International revenue totaled $123.4 million, or 48% of total revenue, during the nine months ended September 30, 2005 and $108.6 million, or 36% of total revenue, during the comparable period in 2004. Our international revenues for the three months ended September 30, 2005 increased as a percentage of total revenues due primarily to the inclusion of $23.6 million of domestic contract revenues in the three months ended September 30, 2004 as compared to $0.9 million of domestic contract revenues in the same period of 2005. The increase in international revenues for the nine months ended September 30, 2005 resulted primarily from $14.3 million of contract revenue related to one international customer and $8.5 million related to an agreement with Shell Global Solutions International, B. V. for the settlement of an outstanding contract dispute.

Customer Concentration. During the three months ended September 30, 2004, one individual customer accounted for 17% of total revenues. During the other periods presented, no individual customer accounted for more than 10% of total revenues.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2005	Gross Margin	Three Months Ended September 30, 2004	Gross Margin	Nine Months Ended September 30, 2005	Gross Margin	Nine Months Ended September 30, 2004	Gross Margin
	(Dollars in Thousands)
Software licenses	$882	94%	$3,816	78%	$5,786	86%	$7,189	83%
Development services	3,002	58%	3,353	55%	10,921	75%	14,004	40%
Contract	—		2,079	93%	1,575	92%	3,210	95%
Amortization of acquired technology	—		90		—		369
Reimbursable expenses	2,039	0%	2,458	0%	7,812	0%	8,206	0%
Services and maintenance	21,726	51%	25,915	52%	68,793	52%	82,413	50%

Total cost of revenues	$27,649		$37,711		$94,887		$115,391

Cost of Software Licenses. Cost of software licenses consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are expensed when the associated revenue transactions are recognized;

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement;

•	Annual maintenance fees based on customer usage of third-party software;

•	Costs related to user documentation;

•	Costs related to translation of products into other languages;

•	Costs related to reproduction and delivery of software; and

•	Provisions to our reserve for estimated costs to service customer claims. We accrue for customer claims on a case-by-case basis.

Cost of software licenses decreased $2.9 million during the three months ended September 30, 2005 and decreased $1.4 million during the nine months ended September 30, 2005 compared to the same periods in 2004. The decreases experienced in the three and nine month periods ended September 30, 2005 are partly due to renegotiated prepaid third party royalty agreements resulting in a lower expense run rate. In the nine months ended September 30, 2004, we reversed costs of approximately $3.2 million related to customer claim accruals that were no longer necessary as we did not expect to, nor did we, make payments related to those claims. Additionally, due to the sale of TSC on July 1, 2005, the cost of product user manuals declined approximately $0.5 million per quarter as compared to prior quarters.

Cost of Development Services. Cost of development services decreased $0.4 million, or 11%, for the three months ended September 30, 2005 compared to the same period in 2004. Cost of development services decreased $3.1 million, or 22%, for the nine months ended September 30, 2005 compared to the same period in 2004. The costs for the nine months ended September 30, 2004 include $2.3 million related to services incurred with respect to the Shell arrangement which was resolved and the related revenues were recognized in the three months ended March 31, 2005. Excluding the costs associated with this arrangement, cost of development services decreased $0.8 million, or 7% for the nine months ended September 30, 2005. The gross margin on this business will vary as a result of the timing of revenue recognition, which in some arrangements is impacted by the attainment of contractual milestones. Additionally, since development services revenue includes fees for both licenses and services in projects that involve essential services, the margin of development services is also impacted by the mix of licenses and services included in arrangements, since licenses generally yield a significantly higher margin than services.

Cost of Contract. Cost of contract decreased $2.1 million, or 100%, for the three months ended September 30, 2005 compared to the same period in 2004. Cost of contract decreased $1.6 million, or 51% for the nine months ended September 30, 2005 compared to the same period of 2004. Because contract expenses are recorded when the corresponding contract revenue is recognized, we expect cost of contract to vary significantly. As of September 30, 2005, we have $0.3 million remaining in deferred contract costs associated with one deferred transaction.

Amortization of Acquired Technology. Amortization of acquired technology decreased $0.1 million and $0.4 million, or 100% during the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. Our acquired technology from 2001 and 2000 acquisitions was fully amortized in the third quarter of 2004, resulting in no expense in the three and nine months ended September 30, 2005.

Cost of Services and Maintenance. The total cost of services and maintenance decreased $4.2 million, or 16%, for the three months ended September 30, 2005 compared to the same period in 2004. Cost of services and maintenance decreased $13.6 million, or 17%, for the nine months ended September 30, 2005 compared to the same period in 2004. The decreases in cost were primarily the result of a 23% decrease in the number of our service and maintenance personnel at September 30, 2005 compared to September 30, 2004.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2005	Percent of Total Revenue	Three Months Ended September 30, 2004	Percent of Total Revenue	Nine Months Ended September 30, 2005	Percent of Total Revenue	Nine Months Ended September 30, 2004	Percent of Total Revenue
	(Dollars in Thousands)
Sales and marketing	$8,176	12%	$19,326	17%	$42,374	17%	$60,838	20%
Research and development	8,913	13%	16,612	15%	35,257	14%	55,418	18%
General and administrative	12,137	18%	17,253	16%	49,372	19%	55,467	18%
Amortization of intangibles	—	0%	—	0%	—	0%	39	0%

Total operating expenses	$29,226		$53,191		$127,003		$171,762

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, employee commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $11.2 million, or 58%, for the three months ended September 30, 2005 compared to the same period in 2004. Sales and marketing expense decreased $18.5 million, or 30%, for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease was primarily due to reductions in headcount and reduced commissions based on lower bookings. The timing of these reductions in headcount resulted in the decrease in sales and marketing expense for the three month periods ended September 30 being larger than the related decreases experienced for the nine month periods. We had a 49% decrease in the number of sales and marketing personnel between September 30, 2004 and September 30, 2005.

Research and Development Expense. Research and development expenses decreased $7.7 million, or 46%, for the three months ended September 30, 2005 compared to the same period in 2004, and decreased $20.2 million, or 36%, for the nine months ended September 30, 2005 compared to the same period in 2004. The decreases were primarily caused by a 45% decrease in the number of our research and development personnel between September 30, 2004 and September 30, 2005, the continuation of our initiative to have the majority of our development personnel located in India, and a reduction in the usage of third-party contractors. As of September 30, 2005, approximately 69% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal litigation costs. General and administrative expense decreased $5.1 million, or 30%, for the three months ended September 30, 2005 compared to the same period in 2004, and decreased $6.1 million, or 11%, for the nine months ended September 30, 2005 compared to the same period in 2004. The decreases were primarily due to a 21% decrease in the number of our general and administrative personnel between September 30, 2004 and September 30, 2005, partially offset by the increased cost of our executive department. Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the governmental investigations currently being conducted and our ongoing litigation.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Interest income	$2,215	$1,180	$5,351	$2,840
Interest expenses	(4,162)	(4,479)	(12,473)	(13,867)
Foreign currency hedge and transaction losses, net	(443)	(225)	(3,947)	(1,478)
Gain (loss) on debt extinguishment	(86)	2,223	(86)	2,223
Other income expense, net	(493)	(487)	(1,608)	(975)

Total non-operating expense, net	$(2,969)	$(1,788)	$(12,763)	$(11,257)

The increase in interest income over the comparable periods is primarily the result of the higher average balances of invested funds and higher market interest rates. The decrease in interest expense during the 2005 periods as compared to 2004 resulted from the early retirement of $40.0 million of convertible debt in August 2004. This early retirement also resulted in a net gain of $2.2 million for the three and nine months ended September 30, 2004 due to a 6.5% purchase discount.

Provision (Benefit) for Income Taxes

We recognized income tax expense, primarily foreign taxes, of $2.4 million and $1.2 million during the three months ended September 30, 2005 and 2004, respectively, representing effective income tax rates of 20.6% in the 2005 period and 6.2% in the 2004 period. We recognized income tax expense of $5.8 million and $3.3 million during the nine months ended September 30, 2005 and 2004, respectively, representing effective income tax rates of 25.4% in the 2005 period and 98.6% in the 2004 period. The effective tax rates vary from the statutory rate predominately due to fluctuations in our valuation allowance.

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

The provision for income taxes for the three months ended September 30, 2005 includes an increase to our tax contingency reserves of approximately $1.0 million.

Contractual Obligations

During the nine months ended September 30, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2004 Annual Report on Form 10-K/A, as filed with the SEC on August 9, 2005, except for the consolidation of our three India facilities into one location. The aggregate future lease payments for the new India facility is approximately $7.1 million. See Note 3—Leases in our condensed consolidated financial statements.

Off-Balance-Sheet Arrangements

As of September 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

The following liquidity and capital resources discussion has been updated for the effects of the restatement discussed in Note 11 to the unaudited condensed consolidated financial statements.

Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our working capital was $112.5 million at September 30, 2005 compared to working capital of $101.2 million at December 31, 2004, an increase of $11.3 million or 11%.

Cash and cash equivalents were $255.0 million at September 30, 2005, an increase of $121.7 million from December 31, 2004. The increase was primarily the result of $146.0 million of cash provided by investing activities, notably the conversion of a net $132.7 million of short-term investments to cash and cash equivalents. This increase was partially offset by $15.4 million of cash used in operating activities and $6.2 million of cash used in financing activities. At September 30, 2005, restricted cash totaled $5.1 million, all of which was pledged as collateral for outstanding letters of credit. At December 31, 2004, restricted cash totaled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts.

In addition to our cash and cash equivalents and restricted cash, we also maintain a portfolio of short-term investment securities to supplement our liquidity needs. Short-term investments totaled $12.0 million and $144.5 million at September 30, 2005 and December 31, 2004, respectively. Short-term investments consist primarily of highly-rated auction rate securities and obligations of agencies of the U.S. government. The carrying values of investments in common stock and warrants of public companies were not significant at September 30, 2005 or December 31, 2004.

On a combined basis, cash and cash equivalents, restricted cash and short and long-term investments totaled $272.0 million at September 30, 2005 compared to $285.5 million at December 31, 2004.

The most significant adjustments to reconcile net income to net cash used in operations during the nine months ended September 30, 2005 were the $11.0 million gain on sale of securities and a $46.8 million decrease in current liabilities, partially offset by a decrease in accounts receivable of $14.3 million, and depreciation and amortization expense of $5.8 million.

The most significant sources of net cash from investing activities during the nine months ended September 30, 2005 was the $132.7 million net sale of short and long-term investments and the $11.0 million received from the sale of securities.

The primary use of cash in financing activities during the nine months ended September 30, 2005 was the retirement of $21.5 million of our 5.25% convertible subordinated notes due December 15, 2006 to reduce future interest expense, partially offset by $15.0 million of proceeds from the sale of our common stock to provide additional working capital.

Accounts receivable, net of allowance for doubtful accounts, decreased 38% during the nine months ended September 30, 2005. Day’s sales outstanding (DSO’s) in receivables decreased to 31 days as of September 30, 2005 from 41 days as of December 31, 2004.

Our cash outflows related to our various restructuring plans totaled $12.9 million in the nine months ended September 30, 2005.

We maintain a $15.0 million letter of credit line. As of September 30, 2005, $3.2 million in letters of credit were outstanding under this line and $5.1 million in restricted cash was pledged as collateral.

We have experienced substantial negative cash flows during the four years ended December 31, 2004 and the first nine months of 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we implemented restructuring activities in March 2005 that have enabled us to achieve our expense targets, a failure to maintain expense levels, stabilize or grow revenues, achieve positive cash flows and obtain additional equity or debt financing will impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they become due.

At September 30, 2005 we had $295.3 million of long-term debt, consisting of $288.5 million of outstanding convertible subordinated notes and a $6.8 million non-negotiable promissory note. We have the option to redeem, in cash, all or a portion of our outstanding convertible subordinated notes, and may also seek to retire these notes through cash repurchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We repurchased $21.5 million of our outstanding convertible subordinated notes in September 2005. We repurchased an additional $28.5 million of these notes in early October 2005, which repurchase is not reflected in our condensed consolidated balance sheet at September 30, 2005. As a result, we currently have $266.8 million of long-term debt. All such indebtedness, which bears interest at a rate of 5.25% per annum, is due to mature on December 15, 2006 and will be reclassified as a current liability on our financial statements in December 2005.

Excluding restricted cash, we currently have approximately $238.0 million of cash and cash equivalents and short-term investments, which has been adjusted from the September 30, 2005 balances for the repurchase of $28.5 million of our long-term debt, including related accrued interest of $0.5 million. Our net debt (the difference between our cash and cash equivalents and short-term investment position and our $266.8 million of indebtedness) is approximately $28.8 million.

Although we have generated cash inflows in the nine months ended September 30, 2005 through an $11.0 million sale of securities, a $15.0 million sale of common stock and a $10.0 million transaction with Dassault Systèmes, our cash and cash equivalents and short-term investment position may continue to decline, primarily due to cash outflows associated with our operations and our debt service obligations. Adjusted to reflect our repurchase of $28.5 million of outstanding convertible subordinated notes in early October 2005, we are obligated to pay approximately $14.0 million of interest annually on our outstanding indebtedness.

Although we expect that existing cash, cash equivalents and short-term investments will satisfy our working capital and capital expenditure requirements through November 2006, there can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources to support our operations, provide us with liquidity and enable us to repay our debts when they become due. We may be forced to act more aggressively in the future in the area of expense reduction, and we are actively seeking additional equity or debt financing in order to enable us to redeem or repurchase our $266.8 million of outstanding indebtedness. However, we may not be able to obtain equity or debt financing on satisfactory terms or at all, and any new financing will likely have a substantial dilutive effect on our existing stockholders. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totaled 46% and 48% of total revenues for the three and nine months ended September 30, 2005 and 36% for both the three and nine months ended September 30, 2004. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. In January 2001, we established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 150 basis points between December 31, 2004 and September 30, 2005. As of September 30, 2005, the weighted-average yield on time deposits and debt securities we held was 3.12% compared to 2.21% as of December 31, 2004. Based on the short-term nature of our investment holdings as of September 30, 2005, the fair market value of the portfolio would not be significantly impacted by changes in market interest rates.

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

Market Price Risk. In addition to investments in debt securities, we maintain minority equity investments in various publicly traded companies for business and strategic purposes. We have realized no gain or loss on these investments during the three and nine months ended September 30, 2005 and 2004. The remaining carrying value of minority equity investments was zero at September 30, 2005.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of all these investments as the decline in fair value was considered other than temporary. During the nine months ended September 30, 2005, we liquidated one such investment for cash, resulting in a gain on sale of securities of $11.0 million.

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

We have experienced substantial negative cash flows during the four years ended December 31, 2004 and the first nine months of 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Although we implemented restructuring activities earlier this year focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to maintain expense levels, stabilize or grow revenues, achieve positive cash flows and obtain additional equity or debt financing will impair our ability to support our operations, adversely affect our liquidity and, threaten our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $14.0 million annually in interest on our $260.0 million of convertible subordinated notes, which is net of $28.5 million of retirements that occurred in October 2005, and $6.8 million non-negotiable promissory note, all maturing in December 2006. Continued negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and maintain existing customer relationships and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Are Actively Seeking Private Or Public Debt Or Equity Financing, Which Will Likely Have A Substantial Dilutive Effect On The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All, Circumstances Which Could Threaten Our Solvency And Our Ability To Repay Our Debts When They Come Due.

Our cash position may continue to decline in the future, primarily due to cash outflows associated with our operations, our debt service obligations and our prior restructuring activities. Unless we are able to maintain expense levels, stabilize or grow revenues and achieve consistent positive cash flows, our ability to support our operations and our liquidity will be further impaired. We may not be successful in obtaining or maintaining an adequate level of cash resources. Our $266.8 million of debt, which is net of retirements of $28.5 million that occurred in October 2005, and which bears interest of approximately $14.0 million per year, payable semi-annually in June and December, matures in December 2006. At September 30, 2005, we had a negative cash position of approximately $28.8 million, which excludes restricted cash and gives effect to the retirement of $28.5 million of debt and related accrued interest that occurred in October 2005.

We are actively seeking private or public debt or equity financing in order to support our operations and enable us to repay or refinance our outstanding indebtedness. However, we may not be able to obtain debt or equity financing on satisfactory terms or at all, and any new financing will likely have a substantial dilutive effect on our existing stockholders. If we are unable to refinance our outstanding convertible subordinated notes, our failure to repay all amounts due and payable thereon at maturity in December 2006 will cause a default under the indenture governing the convertible subordinated notes.

We Have Been And Continue To Be Subject To Claims Pertaining To The Quality Of Our Products And Services, And Questions Regarding Our Financial Viability, Which Claims And Perceptions, If Unresolved Or Not Addressed, Could Continue To Seriously Harm Our Business And Our Stock Price.

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, our negative net cash position, the long- term decline in our stock price, and the existing and potential litigation and other proceedings against us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us they may continue to adversely impact customer demand and affect the market perception of our company, our products and our services. Any such damage to our reputation could have a material adverse effect on our business, results of operations and financial condition, and could negatively affect the price of our stock.

We Face Risks Related To Ongoing Governmental Investigations And Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers And Our Business, Financial Condition And Results Of Operations And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 8—Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. The SEC’s investigation continues as to other individuals and entities, and the company continues to cooperate with the U.S. Attorney’s Office for the Northern District of Texas which has also been investigating matters that are the subject of the SEC’s ongoing investigation.

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

Additional changes to our organizational structure may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business.

Restructuring initiatives were recently executed by us in an effort to achieve our profitability objectives. This restructuring involved, among other things, reducing our workforce and decreasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Additionally, on July 14, 2005, we announced the reorganization of our sales and services operating structure from primarily geographic to primarily industry-focused field groups. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations and financial condition.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our annual debt servicing expense of approximately $14.0 million, which reflects the repurchases of $50.0 million in principal of outstanding indebtedness in September and October 2005, and we cannot reduce expenses quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations might negatively affect the price of our common stock.

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

Over time, we have made significant changes in and may consider making additional changes to our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 46% of our total revenues during the quarter ended September 30, 2005, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

We May Not Be Able to Fully Realize The Benefits Of Our Deferred Tax Assets.

If we do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire, and we will be unable to fully realize the benefits of our deferred tax assets.

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

Our Executive Officers And Directors, In Particular Sanjiv Sidhu, And An Affiliate Of Q Investments Have Significant Influence Over Stockholder Votes.

As of September 30, 2005, our current executive officers and directors together beneficially owned approximately 25% of the total voting power of our company, approximately 22% of which was beneficially owned by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 30% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our CEO and CFO in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were reasonably designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2005, our former CFO resigned. Although all of the control processes formerly performed by our former CFO were transitioned to and performed by other individuals, including our CEO who served as interim CFO, we believe this was a significant change in internal control during our most recent fiscal quarter. We hired a replacement CFO whose employment began on August 17, 2005. Additionally, in the third quarter, our corporate general ledger system in Korea became operational.

Other than the departure of our former CFO and the Korea system implementation, based on our evaluation, during our most recent fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8—Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

On October 4, 2005 and October 5, 2005, we repurchased a total of $28.5 million of our convertible subordinated notes due December 15, 2006 for approximately $28.5 million plus accrued interest. Accordingly, our condensed consolidated balance sheet at September 30, 2005 does not reflect the repurchase of this debt. Similarly, our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 do not reflect the related $0.1 million loss on this transaction, resulting primarily from the write-off of associated capitalized bond issuance costs.

On October 3, 2005, we announced that we named Barbara Stinnett Executive Vice President of Customer Operations and Chief Customer Officer (CCO).

On October 24, 2005, we announced that we have entered into a non-binding letter of intent to sell our content and data services business for an estimated $30.0 million of net proceeds. There can be no assurance that the transaction will close and on what terms.

On October 25, 2005, we announced the amendment of the employment agreement with Michael McGrath, our President and CEO. This amendment extended the term of Mr. McGrath’s employment agreement for one year, and granted Mr. McGrath an option to purchase 700,000 shares of our common stock at an exercise price equal to the fair market value of the common stock on the renewal date.

On July 26, 2005, the Company and Mr. Michael J. Berry, the Chief Financial Officer of the Company, entered into an employment agreement (the “Employment Agreement”) governing the terms of Mr. Berry’s employment with the Company. On November 8, 2005, the Company and Mr. Berry entered into an amendment to the Employment Agreement (the “Amendment”) in order to facilitate Mr. Berry’s moving his residence to Dallas, the location of the Company’s headquarters, prior to Mr. Berry’s home in Ohio being sold. Pursuant to the terms of the Amendment, the Company has agreed that until such time as Mr. Berry’s home in Ohio is sold, the Company will pay Mr. Berry an allowance of up to $6,000 per month for either (i) duplicate maintenance expenses associated with Mr. Berry maintaining his home in Ohio if Mr. Berry relocates to Dallas prior to his home in Ohio being sold, or (ii) commuting expenses to and from Dallas from Mr. Berry’s home in Ohio.

ITEM 6.	EXHIBITS.

(a) Exhibits

Exhibit Number	Description

10.1	— Amendment to employment agreement with Michael J. Berry dated November 8, 2005.

31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer) of i2.

31.2	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

32.1

— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer) of i2.

32.2

— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

November 8, 2005	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Chief Financial Officer
(Principal Accounting and Financial Officer)