Form 10-K
period 2005-12-31
I2 TECHNOLOGIES INC
filed 2006-03-15
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.00025 par value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates (Affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock) on June 30, 2005, was $94.4 million.

As of March 1, 2006, the Registrant had approximately 20,702,325 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2006 in connection with the Registrant’s 2006 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

i2 TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

The disclosures set forth in this report are qualified by Item 1A, Risk Factors, and by the section captioned “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other cautionary statements set forth elsewhere in this report.

References in this report to the terms “optimal” and “optimization” and words to that effect are not necessarily intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

All references to common stock and per share amounts for periods prior to February 17, 2005 have been retroactively restated to reflect the 1-for-25 reverse stock split we implemented February 16, 2005. See Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

ITEM 1.	BUSINESS

Nature of Operations.    We are a provider of multi-enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfilment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. We also offer master data management technology, which is designed to collect, synthesize and distribute critical reference data by leveraging a service oriented architecture. Our offerings help customers improve efficiency in relation to sourcing, supply, demand, fulfilment and logistics performance. Our application software is often bundled with other offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Globally, we have more than 500 customers in a variety of industries including:

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

No individual customer accounted for more than 10% of our total revenues during 2005, 2004 or 2003.

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

Integration has become an increasingly important issue for enterprises to lower costs and realize value from their diverse environment of applications and distributed systems. Customers seek integration at several levels — business process, applications, user interface, data and technology. A wide variety of companies are pursuing the integration market opportunity, including ERP companies, leading Independent Software Vendors (ISVs), Enterprise Application Integration (EAI) vendors, Systems Integrators (SIs) and other information technology (IT) services organizations, but no single company has demonstrated a complete solution to the various requirements sought by customers. i2 provides an integration framework utilizing service oriented architecture — the Agile Business Process Platform.

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

Development of the i2 Solutions

Advanced Planning and Scheduling.    We have offered a set of supply chain management solutions since our company was founded nearly 18 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

Supply Chain Planning/Supply Chain Management.    Our applications evolved into solutions for supply chain planning that encompassed constraint-based planning and scheduling for multiple factories, distribution centers and warehouses. With the addition of supply chain design and execution capabilities for logistics, demand planning and fulfilment, we became a leader in enterprise solutions for supply chain management.

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

Distributed Fulfilment and Revenue Management.    Our distributed order execution technology has enabled us to develop integrated, closed-loop planning and execution solutions. We continue to invest in this technology, which provides a scalable and flexible framework for creating new solutions and is used by our customers across multiple entities for transaction processing, visibility and event management capabilities. We have also invested in solutions that help customers optimize merchandising, revenue and pricing.

Supply and Demand Synchronization.    i2’s next-generation supply chain management solutions focus on the multi-echelon value chain, encompassing the customer’s customer and the supplier’s supplier. Our next-generation solutions are designed to enable businesses to manage and tune their supply chains simultaneously so that they can quickly change parameters to meet their dynamic business needs. These solutions are built on the i2 Agile Business Process Platform, a unique service-oriented architecture (SOA) that includes a layer of technology services for integration and data management, user interface development and a visual business process workflow engine. The platform is business process management (BPM) compliant and been designed to interoperate with legacy, ERP and other enterprise architectures.

Products

Our solutions — bundles of software products and technology services — are designed to help customers address various supply chain problems and opportunities, including:

•	Linking certain aspects of planning and decision-making to execution of such plans and the monitoring of changing conditions across the supply chain

•	Improving current business processes, return on assets and profitability

•	Creating an environment for continuous process improvement

•	Improving customer service levels and delivering on commitments to customers

•	Enhancing competitive advantage

•	Increasing market share

•	Enhancing time to value for process redesign and acquisition integration

Our primary products are focused on optimizing the following business processes: supply and demand management; execution and collaboration; transportation and distribution management; supplier relationship management; as well as data management and analytics. Our products are complemented by our business process consulting and our technology and services.

Supply and Demand Management:    i2 solutions for supply and demand management help businesses coordinate the production and distribution of goods and materials throughout the supply chain to final delivery to the customer. They also help businesses analyze their revenues with merchandising, planning and pricing tools.

Solutions for supply planning are designed to provide multi-enterprise visibility, collaboration, decision-support and execution capabilities. Using these tools, a business may estimate future demand for its products to help planners more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when to make them, and what parts to utilize to make those products. Solutions for supply planning include i2 Factory Planner, i2 Supply Chain Planner, i2 Inventory Optimization and various scheduling products.

Solutions for demand management provide tools designed to forecast and continuously manage demand, plan merchandising strategies, manage markdowns and promotions pricing, and optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by analytic products. Demand management products include i2 Demand Manager, i2 Markdown Optimizer and i2 Merchandise Planner. i2 Inventory Optimization, i2 Sales and Operations Planning, i2 Merchandise Financial Planning, i2 Buying and Assortment Management, and i2 Allocation and Replenishment.

Transportation and Distribution Management:    Solutions for transportation and distribution management help businesses optimize the flow of goods between suppliers, enterprise supply chain locations and customers. These tools provide integrated products for planning and executing transportation and distribution activities, as well as tools for strategic supply chain design and transportation modeling. Using i2 solutions, a business can procure, plan, execute and monitor freight movements across multiple modes, borders and enterprises. As a result, businesses can make better decisions about where and how to ship products, reducing their transportation costs while executing supply chain plans and achieving customer service objectives. Transportation and distribution management products include i2 Supply Chain Strategist, i2 Transportation Bid Collaboration, i2 Transportation Planner, i2 Transportation Modeler and i2 Transportation Manager.

Execution and Collaboration:    Solutions to optimize plan execution and collaboration help businesses integrate the planning and execution processes, creating a closed-loop environment. These solutions provide tools designed to stage inventory, plan replenishment, manage orders and provide visibility to lower fulfilment costs, improve on-time delivery performance and enhance customer satisfaction. The i2 Collaborative Supply Execution solution is designed to, provide inventory and plan collaboration, transaction processing, visibility, event management, integration and workflow capabilities. Other solutions in this category include i2 Supply Chain Visibility, i2 Customer Order Fulfilment, i2 Collaborative Replenishment and i2 Configurator.

Supplier Relationship Management:    Supplier relationship management solutions help companies and their suppliers collaborate on sourcing and procurement for supply management. This solution is designed to bridge product development, sourcing, supply planning and procurement across the supply chain, providing the ability to create, execute and sustain global sourcing strategies. Sourcing solutions provide decision-support and optimization tools that are designed to help companies improve decision-making on supplies and the parts to use in products. During product development, these products can help to optimize designs by considering sourcing and supply chain constraints, as well as allowing design collaboration when outsourcing manufacturing or custom parts. During procurement, supplier relationship management solutions help companies to define sourcing strategies to reduce supply risks and costs, negotiate terms and streamline the requisitioning and buying of materials. Sourcing products include i2 Strategic Sourcing, i2 Product Sourcing and i2 Negotiate.

Data Management and Analytics:    We offer a data management solution that is designed to provide customers with the ability to manage data from multiple sources including legacy, ERP and other applications. i2 Master Data Management can be deployed: to create and maintain application-specific data; to consolidate data from multiple disparate sources; to cleanse, transform, synchronize and validate data; as well as to filter unwanted data. Solutions for analytics such as i2 Performance Manager enable companies to monitor all aspects of their supply chain.

Dispositions:    On July 1, 2005, we completed the sale of Trade Service Corporation (TSC), which was operated as a part of our content and data services business and on December 1, 2005, we sold the remainder of our content and data service business. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Discontinued Operations and Note 15. — Discontinued Operations in our Notes to Consolidated Financial Statements.

Product Development

We focus our ongoing product development efforts on meeting the requests of, and delivering on our commitments to, our current customers, enhancing our solutions and the underlying technology across our products, and developing or enhancing products that will enable us to enter new markets. In order to address customer recommendations, we have developed a User Enhancement Voting Process in collaboration with the i2 User Group. This process allows customers to provide input so that our solutions evolve to meet our customers’ business challenges and opportunities. In addition, we invest in solutions that help us more fully complete our solution offerings and enable cross-product workflows. We have continued to invest in products and technologies that we anticipate will be important and differentiated in the future.

Our Solutions Operations activities are primarily conducted in North America and India. Most product management and product marketing employees are based in North America, but many development and services teams are based in India. The India location offers many benefits to i2, including centralization of development efforts and cost structure advantages. Our India-based Solutions Center provides services such as upgrades, implementations and development services that heavily leverage other organizations based in India. For the years ended December 31, 2005, 2004 and 2003, our research and development expense totaled approximately $37.3 million, $56.3 million and $66.2 million, respectively.

Services and Maintenance

Our customer service and support program includes software maintenance, the delivery of functional enhancements and updates, and around-the-clock availability for high severity issues.

We maintain a technical support team that operates through our service and support centers located in North America, Latin America, Greater Asia Pacific, Europe and Africa. Our customer service and support activities consist of the following:

Consulting Services.    We offer our customers both on-site and off-site consulting services for assisting in the implementation of our products and services and integration with the customers’ existing systems. We and our customers also use third-party consulting firms.

Development Services.    Customers may also contract with us for services to provide custom development of our applications. In some cases, the modifications or additions to the software may be incorporated into future releases of our products.

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

We currently have joint marketing agreements with software vendors and other industry-related firms such as IBM and Microsoft. Additionally, we have alliances with top global and regional systems consulting and integration, hardware, software, and other relevant services firms including Accenture, IBM Global Services, Infosys and Tata Consulting Services, among others. These joint-marketing agreements and alliances generally provide the vendors with the ability to market our products and access our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other companies and obtain favorable product recommendations from the business partners, thereby increasing the market coverage of our products.

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We believe our principal competitors are as follows:

•	ERP Software Vendors. These include companies such as Oracle and SAP, who have added or are attempting to add capabilities for supply chain planning or collaboration to their transaction system products. In addition, both companies are engaged in a multi-year effort to re-deploy their solutions on a Services Oriented Architecture platform.

•	Other Software Vendors. These include companies such as Adexa and Manugistics who compete principally with our production, logistics and fulfilment optimization products; companies such as Manugistics who compete with our transportation and distribution management products; companies such as JDA Software who compete primarily with our retail applications; and companies such as Manhattan Associates and Kinaxis who compete principally with our fulfilment and certain of our demand optimization products.

•	Custom and Offshore Development. We also compete with independent developers of enterprise application software such as Infosys, Satyam, Wipro and other entities in countries with relatively low wage structures and, increasingly, internal development efforts by corporate information technology departments.

Proprietary Rights and Licenses

We regard our trademarks, copyrights, patents, trade secrets, technology and other proprietary rights as critical to our business. To protect our proprietary rights, we primarily rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures and contractual provisions. We license our software products in object code (machine-readable) format to customers under license agreements and we generally do not sell or otherwise transfer title to our software products to our customers. Our non-exclusive license agreements generally allow the use of our software products solely by the customer for specified purposes without the right to sublicense or transfer our software products.

Trademarks are important to our business as we use them in our marketing and promotional activities as well as with the delivery of our software products. Our registered trademarks include i2, i2 and design and PLANET.

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

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Netherlands, Singapore, South Africa, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 37%, 32% and 26% of our total consolidated assets as of December 31, 2005, 2004 and 2003. International revenue totalled $158.2 million, or 47% of total revenue in 2005; $144.8 million, or 40% of total revenue, in 2004; and $166.3 million, or 36% of total revenue, in 2003. See Note 14 — Segment Information, International Operations and Customer Concentrations in our Notes to Consolidated Financial Statements.

Employees

At December 31, 2005, we had approximately 1,250 full-time employees, including approximately 410 employees engaged in research and development activities primarily located in India and the U.S. and approximately 135 employees engaged in sales and marketing activities. Our future success depends in significant part upon the continued service of our key technical, sales and managerial personnel and our ability to attract and retain highly qualified technical, sales and managerial personnel. Our employees in Germany are represented by a Worker’s Council; however, none of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe employee relations to be satisfactory.

Seasonality

We typically experience higher demand for our products and services during the second and fourth quarter of the year.

Available Information

We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC). The address for our investor relations web site is http://www.i2.com/investor.

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

Item 1A.	Risk Factors

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

If any of the following risks actually occur, they could have a material adverse effect on our business, financial condition, cash flow or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment.

Risks Related To Our Business

We Have Experienced Substantial Negative Cash Flows And May Continue To Experience Such Negative Cash Flows, Which Would Have A Further Significant Adverse Effect On Our Business, Impair Our Ability To Support Our Operations And Adversely Affect Our Liquidity.

We have experienced substantial negative cash flows during the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Additionally, in 2005 we disposed of operations that generated positive income and cash flow. We used the proceeds from these disposals to pay down existing debt. Although we implemented restructuring activities in early 2005 focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to maintain expense levels, stabilize or grow revenues, achieve positive cash flows and obtain additional equity or debt financing as needed will impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations, cash flow and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $5.6 million annually in interest on our $111.3 million face value of convertible notes, which includes the additional $7.5 million of notes issued in January 2006 pursuant to the exercise of the over-allotment option. Continued negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and maintain existing customer relationships and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Have A Negative Net Working Capital Balance Which May Require Additional Private Or Public Debt Or Equity Financing To Meet Working Capital Needs And To Repay Our Existing Debt When It Becomes Due. This May Have A Substantial Dilutive Effect On The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. We Have $25 million of 5.25% Convertible Subordinated Notes That Are Due In December 2006 And Our Working Capital May Be Insufficient To Repay These Notes.

At December 31, 2005, we had a negative net working capital balance of $34.3 million. Our cash position may continue to decline in the future, primarily due to cash outflows associated with our operations, our debt service obligations and our prior restructuring activities. Unless we are able to maintain expense levels, stabilize or grow revenues and achieve consistent positive cash flows, our ability to support our operations and our liquidity may be further impaired. We may not be successful in obtaining or maintaining an adequate level of cash resources. We have $25.0 million of debt that matures in December 2006.

We may be required to seek additional private or public debt or equity financing in order to support our operations and repay our outstanding indebtedness. However, we may not be able to obtain debt or equity financing on satisfactory terms or at all, and any new financing will likely have a substantial dilutive effect on our existing stockholders.

Our 5% Senior Convertible Notes Contain Covenants That Restrict Our Ability To Incur Additional Indebtedness.

Our 5% senior convertible notes contain financial covenants that, among other things, place restrictions on the amount and type of additional indebtedness that we can incur. Based on certain conditions we are limited to additional unsecured borrowings of $25 million and limitations of secured borrowings based on EBITDA levels.

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Again Fail To Meet Expectations, Which Might Negatively Impact The Price Of Our Stock.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our lease and purchase commitments and debt servicing expense. If we cannot reduce expenses quickly to respond to decreases in revenues, a revenue shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future. Our failure to meet or exceed analyst and investor expectations might negatively affect the price of our common stock.

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise products principally include solutions to address supply and demand management, transportation and distribution management, execution and collaboration, supplier relationship management, as well as data management and analytics. We expect software solution revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including sales execution, product competitiveness and questions regarding our viability, which have led to a decline in our revenues. Other factors, such as competition and technological change and the existing and potential litigation and other proceedings against us, could also adversely impact demand for, or market acceptance of, these applications.

If We Are Unable To Develop And Generate Demand For Our Products, Additional Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services are subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, requires a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. The market for our products and services may continue to weaken, competitors may develop superior products and services or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We May Not Be Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, many of our competitors have one or more of the following advantages:

•	Longer operating history.

•	Greater financial, technical, marketing, sales and other resources.

•	Consistent positive cash flows.

•	Historical profitable operations.

•	Superior product functionality in certain areas.

•	Greater name recognition.

•	A broader range of products to offer.

•	Better software performance.

•	A larger installed base of customers.

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

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Our recent operating performance, our historic negative net cash position, the long-term decline in our stock price, and the existing and potential litigation and other proceedings against us have led to questions in the market regarding our financial viability. Whether customer claims regarding the quality and performance of our products and services or concerns about our financial viability are founded or unfounded, if such claims and perceptions are not resolved in a manner favorable to us, they may continue to adversely impact customer demand and affect the market perception of our company, our products and our services. Any such damage to our reputation could have a material adverse effect on our business, results of operations, cash flow and financial condition and could negatively affect the price of our stock.

We Face Risks Related To Ongoing Governmental Investigations And Litigation That Could Have A Material Adverse Effect On Our Relationships With Customers And Our Business, Results Of Operations, Cash Flow and Financial Condition And We May Face Additional Litigation In The Future That Could Also Harm Our Business.

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 7 — Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. We continue to cooperate with the staff of the SEC and we are also cooperating with the U.S. Attorney’s Office for the Northern District of Texas, which has also been investigating certain matters relating to our restatement.

We currently face a lawsuit recently brought against us by Kmart and a potential assessment by the Internal Revenue Service relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year. We may face additional litigation in the future that could harm our business and impair our liquidity.

We are generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits. Defending against existing and potential litigation and other proceedings may continue to require significant attention and resources of our management. We cannot assure you that the significant time and effort spent will not adversely affect our business, results of operations, cash flow and financial condition.

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

Additional changes to our organizational structure may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any more of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business.

Restructuring initiatives were recently executed by us in an effort to achieve our profitability objectives. This restructuring involved, among other things, reducing our workforce and decreasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Additionally, during 2005, we announced the reorganization of our sales and services operating structure from primarily geographic to primarily industry-focused field groups. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations, cash flow and financial condition.

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

Failure To Complete Development Projects As Planned Could Harm Our Operating Results And Create Business Distractions And Negative Publicity That Could Harm Our Business.

Risks associated with our software solutions and other development projects include, but are not limited to:

•	Customers may withhold cash payments or cancel contracts if we fail to meet our delivery commitments, the customers have financial difficulties or change strategy, or the functionality delivered is not acceptable to the customers. We are particularly susceptible to this with respect to arrangements where payments are scheduled to occur later in the engagement.

•	The cancellation or scaling back of one or more of our larger software solutions and other development projects could have a material adverse impact on future software solution revenues.

•	We may be unable to recognize revenue associated with software solutions and other development projects in accordance with expectations. We generally recognize revenue from software solutions and other development projects over time using the contract method of accounting. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

•	Many of our software solutions and other development projects are fixed-price arrangements. If we fail to accurately estimate the resources required for a fixed-price project or the customer attempts to change the scope of the project, the profit, if any, realized from the project would be adversely affected to the extent that we have to add additional resources to complete the project.

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

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. As a result, we may be subject to claims of intellectual property infringement. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms favorable to us. Unfavorable royalty and licensing agreements could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Certain Of Our Customers Purchase Our Software, But Delay Or Terminate Its Implementation. If This Type Of Activity Becomes Significant, It Could Harm Our Ability To Sell To Existing Customers And Impact Our Maintenance and Services Revenues.

Certain of our existing customers delay or terminate implementations of our software due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy, personnel or priorities or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Over time, we have made significant changes in and may consider making additional changes to our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We May Have Difficulty Obtaining And Maintaining Cost-Effective Insurance, Which May Have A Material Adverse Effect On Our Business, Results Of Operations, Cash Flow and Financial Condition.

We obtain insurance to cover a variety of potential risks and liabilities. In the future, it may become more difficult to maintain insurance coverage at reasonable levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

If We Fail To Derive Benefits From Our Existing And Future Strategic Relationships, Our Business Will Suffer.

From time to time, we have collaborated with other companies in areas such as marketing, distribution or implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Serious Harm To Our Business Could Result If Our Encryption Technology Fails To Ensure The Security Of Our Customers’ Online Transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could have a material adverse effect on our business, results of operation and financial condition.

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

Further, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or our ability to license the software to customers. Any impairment in our relationship with these third parties could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 47% of our total revenues during 2005, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

•	Difficulties and costs of staffing and managing geographically disparate operations.

•	Extended accounts receivable collection cycles in certain countries.

•	Compliance with a variety of foreign business practices, laws and regulations.

•	Overlap of different tax structures and regimes.

•	Meeting import and export licensing requirements.

•	Trade restrictions.

•	Changes in tariff rates.

•	Changes in general economic and political conditions in international markets.

The Expansion Of Our Operations In India Poses Significant Risks That Could Impair Our Ability To Develop Our Products, Implement Our Products Or Put Our Products At A Competitive Disadvantage.

We have shifted a large portion of our software solutions and other development and services capacity to India. However, we may not fully achieve the cost savings and other benefits that we anticipate from this program and we may not be able to attract or retain sufficient numbers of developers and consultants with the necessary skill sets in India to meet our needs. The distributed nature of our development and consulting resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, ability to obtain work permits, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

We May Not Successfully Integrate The Products, Technologies Or Businesses From, Or Realize The Intended Benefits Of, Acquisitions, And We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful, Which Could Seriously Harm Our Business.

Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operations, cash flow and financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operations, cash flow and financial condition.

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

We May Become Subject To Product Liability Claims That Could Seriously Harm Our Business.

Our software products generally are used by our customers in mission-critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our insurance policies may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Risks Related To Our Industry

If Our Products Are Not Able To Deliver Fast, Demonstrable Value To Our Customers, Our Business Could Be Seriously Harmed.

Enterprises are requiring their application software vendors to provide faster time to value on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors do so more effectively than we do, our business, results of operations, cash flow and financial condition could be materially and adversely affected.

Releases Of And Problems With New Products May Cause Purchasing Delays, Which Would Harm Our Revenues.

Our practice and the practice in the industry is to periodically develop and release new products and enhancements. As a result, customers may delay their purchasing decisions in anticipation of our new or enhanced products, or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

On July 21, 2005, our common stock was re-listed by The NASDAQ Listing Qualifications Panel and began trading on The NASDAQ National Market. In the future, our common stock price may decline to levels that would again cause us not to comply with NASDAQ listing standards. Any failure to maintain the listing of our common stock on The NASDAQ National Market might harm our general business reputation and be a consideration for investors when considering an investment in us, which could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Our Executive Officers And Directors, In Particular Sanjiv Sidhu And An Affiliate Of Q Investments, Have Significant Influence Over Stockholder Votes.

As of March 1, 2006, our current executive officers and directors together beneficially owned approximately 31.2% of the total voting power of our company, approximately 26.6% of which was beneficially owned by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 22.9% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Dallas, Texas and is held under an operating lease contract that expires in 2010. This facility houses our executive and administrative staff as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Netherlands, Singapore, South Africa, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. We consider our properties suitable and adequate for our present needs and do not anticipate leasing any significant additional properties at this time.

ITEM 3.	LEGAL PROCEEDINGS

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

The settlement of the SEC enforcement proceedings covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. The SEC’s investigation continues as to other individuals and entities. We continue to cooperate with the staff of the SEC and we are also cooperating with the U.S. Attorney’s Office for the Northern District of Texas, which is also investigating certain matters relating to our restatement.

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $4.9 million, $4.5 million and $1.4 million of expense for legal fees and expenses for current and former employees during 2005, 2004 and 2003, respectively.

Internal Revenue Service Audit

We currently are being examined by the Internal Revenue Service (IRS) regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company and the company presently intends to seek a full statutory abatement of any such penalties which might be assessed. The amount of such assessment could be significant.

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of tax and interest assessments of approximately $2.4 million and $0.9 million, respectively, related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. The company was required to pay, and has paid, the assessed tax during the appeals process. The future assessment of a penalty, in addition to the tax and interest, in an amount up to $2.4 million is possible, but not probable, and no amount has been accrued at December 31, 2005.

On February 15, 2006, we were notified of similar adjustments related to the Indian statutory fiscal year ended March 31, 2003. We have not received formal assessments related to these adjustments, but we estimate that additional tax and interest assessments of approximately $0.7 million and $0.3 million, respectively, may be forthcoming.

We believe the Indian tax authorities’ position regarding our intercompany transactions to be without merit and that all intercompany transactions were conducted at appropriate pricing levels.

Japan Tax Examination

In January 2006, we closed the tax examination by the National Tax Agency in Japan regarding withholding taxes on intercompany payments made by our subsidiary in Japan. No assessment was made.

Certain Accruals

We have accrued for estimated losses in the accompanying consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. We are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. The adverse resolution of any one or more of those matters or the matters described in this Item 3 over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the ticker symbol ITWO. During the period from May 9, 2003 to July 25, 2005, our common stock was quoted on the over-the-counter Pink Sheets under the ticker symbol ITWH.PK.

The following table lists the high and low per share intra-day sales prices for our common stock as reported by The NASDAQ National Market or as quoted in the over-the-counter Pink Sheets, as applicable, for the periods indicated. All references to common stock and per share amounts for periods prior to February 17, 2005 have been retroactively restated to reflect the 1-for-25 reverse stock split we implemented on February 16, 2005.

	High	Low
2005
Fourth quarter	$22.25	$10.83
Third quarter	24.88	7.80
Second quarter	8.80	6.75
First quarter	17.50	7.77

2004
Fourth quarter	$18.75	$15.00
Third quarter	23.00	15.00
Second quarter	33.75	19.50
First quarter	61.25	25.00

As of March 1, 2006, there were approximately 20,702,325 shares of our common stock outstanding held by approximately 396 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

Stock Option Plans

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2005, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. See Note 10 — Employee Benefit Plans, in our Notes to Consolidated Financial Statements. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	4,853	$76.49	2,619
Plans not approved by stockholders:
2001 Plan	383	89.84	411
Assumed plans of acquired companies	25	324.36	619

Total	5,261	$78.66	3,649

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 9 — Stockholders’ Equity (Deficit) and Income (Loss) per Common Share in our Notes to Consolidated Financial Statements.

Convertible Debt

As of December 31, 2005, we had approximately $103.75 million in face value of outstanding indebtedness that is convertible into shares of our common stock, including $25.0 million of our 5.25% convertible notes that are due in December 2006. Details of this debt are presented in Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements included elsewhere in this report. On November 28, 2005, we called $235.0 million of our $260.0 million of our 5.25% convertible subordinated notes due December 15, 2006. We settled this debt on December 28, 2005. In September and October of 2005, we retired $50.0 million of our 5.25% convertible subordinated notes due on December 15, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the periods indicated. The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this report. Amounts shown are in thousands, except per share data. The revenue amounts have been reclassified from previously reported amounts. See Note 2 — Reclassification of Certain Revenue and Expense.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations:
Revenues:
Software solutions	$89,937	$54,155	$61,115	$68,034	$166,032
Services	103,792	118,731	141,953	146,770	222,820
Maintenance	100,612	116,765	136,097	144,718	151,943
Contract	42,526	72,877	126,488	514,602	300,916

Total revenues	336,867	362,528	465,653	874,124	841,711

Costs and expenses:
Cost of revenues:
Software solutions	14,720	20,137	23,939	9,890	26,379
Services and maintenance	103,758	121,504	150,560	129,857	244,905
Contract	1,575	4,718	11,844	147,522	75,202
Amortization of acquired technology	—	369	579	15,156	43,861
Sales and marketing	51,727	74,946	87,928	194,964	401,251
Research and development	37,337	56,279	66,236	157,226	268,934
General and administrative	61,117	71,646	105,713	65,446	108,511
Amortization of intangibles	—	39	540	11,222	63,060
Write-off of in-process research and development	—	—	—	—	12,700
Impairment of intangibles and goodwill	—	—	—	37,662	7,385,734
Restructuring charges and adjustments	11,269	2,688	4,797	111,524	111,235

Total costs and expenses	281,503	352,326	452,136	880,469	8,741,772

Operating income (loss)	55,364	10,202	13,517	(6,345)	(7,900,061)

Non-operating expense, net:
Interest income	7,697	4,179	4,942	13,926	35,948
Interest expense	(16,315)	(17,873)	(20,641)	(23,839)	(21,997)
Realized gains (losses) on investments, net	10,144	79	370	1,895	(68,640)
Foreign currency hedge and transaction losses, net	(4,217)	(3,212)	(424)	(2,203)	(2,817)
Gain on early repayment of debt obligation	(3,017)	2,223	3,435	—	—
Other expense, net	(1,547)	(1,069)	(2,200)	(1,783)	(2,279)

Total non-operating expense, net	(7,255)	(15,673)	(14,518)	(12,004)	(59,785)

Income (loss) before income taxes	48,109	(5,471)	(1,001)	(18,349)	(7,959,846)
Provision (benefit) for income taxes	4,664	(674)	5,462	889,296	(237,433)

Income (loss) from continuing operations	$43,445	$(4,797)	$(6,463)	$(907,645)	$(7,722,413)

Income from discontinued operations, net of taxes	$43,884	$3,445	$6,978	$8,713	$3,551

Net income (loss)	$87,329	$(1,352)	$515	$(898,923)	$(7,718,862)

Preferred stock dividend and accretion of discount	$3,020	$1,720	$—	$—	$—

Net income (loss) applicable to common shareholders	$84,309	$(3,072)	$515	$(898,932)	$(7,718,862)

Net income (loss) per common share applicable to common shareholders:
Total
Basic	$3.50	$(0.17)	$0.03	$(52.42)	$(465.16)
Diluted	$3.45	$(0.17)	$0.03	$(52.42)	$(465.16)
Discontinued operations
Basic	$1.82	$0.19	$0.40	$0.50	$0.21
Diluted	$1.80	$0.19	$0.40	$0.50	$0.21
Continuing operations including preferred stock dividend and accretion of discount
Basic	$1.68	$(0.36)	$(0.37)	$(52.92)	$(465.37)
Diluted	$1.65	$(0.36)	$(0.37)	$(52.92)	$(465.37)
Weighted-average common shares outstanding:
Basic	24,084	18,004	17,331	17,150	16,594
Diluted	24,469	18,004	17,331	17,150	16,594

Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term and long-term investments	$117,655	$285,522	$309,354	$457,245	$753,747
Working capital (deficit)	$(34,336)	$101,152	$10,130	$(68,192)	$145,144
Total assets	$202,445	$390,673	$430,374	$633,223	$2,026,370
Total long-term debt	$75,691	$316,800	$356,800	$350,000	$410,930
Total stockholder’s equity (deficit)	$(70,654)	$(173,033)	$(296,938)	$(302,025)	$581,843

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2005 and 2004. Amounts shown are in thousands, except per share data. For details of significant events and transactions in the quarter ended December 31, 2005, see Note 6 — Borrowings and Debt Issuance Costs and Note 15 — Discontinued Operations, in the Notes to Consolidated Financial Statements.

	Three Month Period Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$25,409	$23,489	$18,048	$22,991
Services	27,627	27,534	23,272	25,359
Maintenance	25,818	25,496	24,268	25,030
Contract	3,057	15,343	899	23,227

Total revenues	81,911	91,862	66,487	96,607

Costs and expenses:
Cost of revenues:
Software solutions	4,927	3,459	3,013	3,321
Services and maintenance	28,685	26,656	24,445	23,972
Contract	—	1,575	—	—
Sales and marketing	18,368	15,155	8,035	10,169
Research and development	11,800	9,085	8,281	8,171
General and administrative	25,643	11,592	12,138	11,744
Restructuring charges and adjustments	11,848	(235)	(256)	(88)

Total costs and expenses	101,271	67,287	55,656	57,289

Operating income (loss)	(19,360)	24,575	10,831	39,318
Non-operating income (expense), net	(4,760)	5,979	(2,964)	(5,510)

Income before income taxes	(24,120)	30,554	7,867	33,808
Income tax expense (benefit)	1,582	1,825	2,436	(1,179)

Income (loss) from continuing operations	(25,702)	28,729	5,431	34,987

Income from discontinued operations, net of taxes	1,210	3,496	3,960	35,218

Net income (loss)	(24,492)	32,225	9,391	70,205
Preferred stock dividend and accretion of discount	743	749	764	764

Net income (loss) applicable to common shareholders	(25,235)	31,476	8,627	69,441

Net income (loss) per common share applicable to common shareholders:
Total
Basic	$(1.09)	$1.36	$0.34	$2.76
Diluted	$(1.09)	$1.33	$0.33	$2.69
Discontinued operations
Basic	$0.05	$0.15	$0.16	$1.40
Diluted	$0.05	$0.15	$0.15	$1.36
Continuing operations including preferred stock dividend and accretion of discount
Basic	$(1.14)	$1.21	$0.18	$1.36
Diluted	$(1.14)	$1.18	$0.18	$1.33
Weighted-average common shares outstanding:
Basic	23,105	23,160	25,063	25,119
Diluted	23,105	23,638	25,958	25,824

	Three Month Period Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$10,111	$12,429	$15,540	$16,075
Services	29,676	30,077	31,728	27,250
Maintenance	31,005	29,798	27,742	28,220
Contract	5,970	31,970	29,130	5,807

Total revenues	76,762	104,274	104,140	77,352

Costs and expenses:
Cost of revenues:
Software solutions	7,324	1,672	5,250	5,891
Services and maintenance	33,251	31,766	29,288	27,199
Contract	106	1,025	2,079	1,508
Amortization of acquired technology	145	134	90	—
Sales and marketing	19,281	20,544	18,139	16,982
Research and development	16,149	15,255	13,130	11,745
General and administrative	25,461	12,753	17,253	16,179
Amortization of intangibles	39	—	—	—
Restructuring charges and adjustments	576	3,670	(670)	(888)

Total costs and expenses	102,332	86,819	84,559	78,616
Operating income (loss)	(25,570)	17,455	19,581	(1,264)

Non-operating expense, net	(5,087)	(4,374)	(1,775)	(4,437)

Income before income taxes	(30,657)	13,081	17,806	(5,701)
Income tax expense (benefit)	809	1,296	1,176	(3,955)

Income (loss) from continuing operations	(31,466)	11,785	16,630	(1,746)

Income from discontinued operations, net of taxes	1,490	371	1,236	348

Net income (loss)	(29,976)	12,156	17,866	(1,398)
Preferred stock dividend and accretion of discount	—	247	742	731

Net income (loss) applicable to common shareholders	(29,976)	11,909	17,124	(2,129)

Net income (loss) per common share applicable to common shareholders:
Total
Basic	$(1.72)	$0.62	$0.75	$(0.09)
Diluted	$(1.72)	$0.61	$0.75	$(0.09)
Discontinued operations
Basic	$0.09	$0.02	$0.05	$0.02
Diluted	$0.09	$0.02	$0.05	$0.02
Continuing operations including preferred stock dividend and accretion of discount
Basic	$(1.81)	$0.60	$0.70	$(0.11)
Diluted	$(1.81)	$0.59	$0.70	$(0.11)
Weighted-average common shares outstanding:
Basic	17,378	19,223	22,686	22,980
Diluted	17,378	19,682	22,764	22,980

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation, the following:

•	We have experienced substantial negative operating cash flows in recent years and we may not achieve a sustained return to positive cash flow. A failure to continue to control expenses, stabilize or grow revenues and achieve sustained positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $25.0 million of 5.25% convertible subordinated notes mature in December 2006. Although our current cash balances are sufficient to repay this debt, significant cash outflows in 2006 could impair our ability to do so.

•	Our 5% Senior Convertible Notes contain financial covenants that impact our ability to obtain certain types of new financing.

•	Our financial results have varied and may continue to vary significantly from quarter to quarter and we may fail to meet expectations, which could negatively impact the price of our stock. Our limited analyst coverage, which can result in wide variations in earnings estimates, can amplify this impact.

•	We may not benefit from increased demand in the market for information technology and an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.

•	We may not be competitive and increased competition could seriously harm our business. Our strategy to sell next-generation solutions may not be successful.

•	We have been and continue to be subject to claims pertaining to the quality of our products and services, and questions regarding our financial viability. These claims and perceptions, if unresolved or not addressed, could seriously harm our business and our stock price.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could also harm our business and impair our liquidity.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring initiatives have been executed recently, and such activities pose risks to our business.

•	Other risks indicated in Item 1A. “Risk Factors” and in our other filings with the SEC.

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

Overview

We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfilment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by improving agility, managing variability, reducing complexity, improving operational visibility, increasing operating velocity as well as integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfilment and logistics performance. Our application software is often licensed in conjunction with other offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Application of Critical Accounting Policies and Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.

While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements.

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, deferred taxes, goodwill and intangible assets, loss contingencies, and restructuring charges are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 1 — Summary of Significant Accounting Policies and Note 2 — Reclassification of Certain Revenue and Expense in our Notes to Consolidated Financial Statements.

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

Software Solutions Revenue.    Recognition of software solutions revenue occurs under SOP 81-1 and under SOP 97-2, as amended.

Software solutions revenue recognized under SOP 81-1 includes both fees associated with licensing of our products, as well as, any fees received to deliver the licensed functionality (for example, the provision of essential services). Essential services involve customizing or enhancing the software so that the software performs in accordance with specific customer requirements. Arrangements accounted for under SOP 81-1 follow either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. We do not capitalize costs associated with services performed where milestones have not been attained. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer. Similar to the treatment of milestones, we do not capitalize or defer costs associated with services performed on contracts recognized under the completed contract method that have not been competed.

30.1

Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon receipt of cash. Based on our collections history in certain countries, we apply a cash-basis recognition requirement for software solutions agreements in those countries.

Revenue for software solution arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method as set forth in SOP 98-9. Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered element(s), all revenue associated with the arrangement is deferred until all element(s) have been delivered or the fair value of the undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established based on our maintenance renewal rates and consulting billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. Software solution license fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases were recognized over the term of the content database license. Such amounts are reflected in discontinued operations.

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services as well as fees received to customize or enhance a previously purchased licensed product that resulted from arrangements negotiated and executed subsequent to the license arrangement. Also included are reimbursable expense revenue representing travel expenses incurred by our consultants and billed to our customers for reimbursement pursuant to a signed agreement. Services revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement — The agreement must be signed by the customer.

•	Fixed Fee — The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred — Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement of work have been met.

•	Collectibility is probable — We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

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

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. As of December 31, 2005, $7.6 million of revenue deferred as a result of the restatement remains on our balance sheet as deferred revenue.

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped. Commissions payable to affiliates in connection with sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totalled $2.1 million and $2.9 million as of December 31, 2005 and 2004, respectively, while accrued affiliate commissions payable totalled $0.4 million and $0.8 million as of December 31, 2005 and 2004, respectively.

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

Deferred Taxes.    Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

Goodwill.    On January 1, 2002, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No goodwill impairment was recorded in conjunction with the adoption of the new accounting standard. Under our policy, we test for impairment once annually or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

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

Reclassification of Certain Revenue and Expense.    During the fourth quarter of 2005, the company underwent an internal review of its revenue classifications. As a result of this review, the company has implemented an alternative classification of revenue previously reported as development services to more closely reflect the presentation of revenue by our peers and consistent with our sales model.

Fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services) are classified under software solutions revenue along with core license and recurring license revenue. Fees received to customize or enhance a previously purchased licensed product that result from arrangements negotiated and executed subsequent to the license arrangement are classified as services revenue. Similarly, the previously reported cost of development services are reclassified such that the cost is allocated to cost of software solutions and cost of services, as appropriate.

Our presentation of reimbursable expense revenue has also changed. Historically, we have stated the related revenue and expense amounts separately on our income statements. Beginning with the fourth quarter of 2005, we have adopted the industry practice of including reimbursable expense revenue in services revenue, and the related costs in cost of services.

The following charts illustrate the previous and current classifications of revenue and costs of revenue:

	December 31,
	2005	2004	2003
Revenue
Previous Classification
Software licenses	$46,176	$33,392	$39,084
Development services	50,325	30,672	26,782
Contract	42,526	72,877	126,488
Services	87,236	98,370	123,628
Reimbursable expense	9,992	10,451	13,574
Maintenance	100,612	116,766	136,097

Total Revenue	$336,867	$362,528	$465,653

Current Classification
Software solutions	$89,937	$54,155	$61,115
Services	103,792	118,731	141,953
Maintenance	100,612	116,765	136,097
Contract	42,526	72,877	126,488

Total Revenue	$336,867	$362,528	$465,653

Costs of Revenue
Previous Classification
Software licenses	$5,694	$7,645	$3,702
Development services	13,369	18,041	23,261
Contract	1,575	4,718	11,844
Amortization of acquired technology	—	369	579
Reimbursable expense	9,992	10,451	13,574
Services and maintenance	89,423	105,504	133,962

Total Costs of Revenue	$120,053	$146,728	$186,922

Current Classification
Software solutions	$14,720	$20,137	$23,939
Services and maintenance	103,758	121,504	150,560
Contract	1,575	4,718	11,844
Amortization of acquired technology	—	369	579

Total Costs of Revenue	$120,053	$146,728	$186,922

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue
Previous Classification
Software Licenses	$6,780	$9,029	$12,213	$18,154
Development Services	20,064	16,828	7,193	6,240
Contract	3,057	15,343	899	23,227
Services	23,558	22,028	19,876	21,774
Reimbursable Expense	2,634	3,139	2,038	2,181
Maintenance	25,818	25,495	24,268	25,031

Total Revenue	$81,911	$91,862	$66,487	$96,607

Current Classification
Software Solutions	$25,409	$23,489	$18,048	$22,991
Services	27,627	27,534	23,272	25,359
Maintenance	25,818	25,496	24,268	25,030
Contract	3,057	15,343	899	23,227

Total Revenue	$81,911	$91,862	$66,487	$96,607

Costs of Revenue
Previous Classification
Software Licenses	$1,790	$1,543	$843	$1,518
Development Services	4,601	3,318	3,002	2,448
Contract	—	1,575	—	—
Reimbursable Expense	2,634	3,139	2,038	2,181
Services and Maintenance	24,587	22,115	21,575	21,146

Total Costs of Revenue	$33,612	$31,690	$27,458	$27,293

Current Classification
Software solutions	$4,927	$3,459	$3,013	$3,321
Services and Maintenance	28,685	26,656	24,445	23,972
Contract	—	1,575	—	—

Total Costs of Revenue	$33,612	$31,690	$27,458	$27,293

	For the Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue
Previous Classification
Software Licenses	$5,966	$6,071	$10,924	$10,431
Development Services	6,617	9,191	7,510	7,354
Contract	5,970	31,970	29,130	5,807
Services	24,520	24,181	26,376	23,293
Reimbursable expense	2,685	3,063	2,459	2,244
Maintenance	31,004	29,798	27,741	28,223

Total Revenue	$76,762	$104,274	$104,140	$77,352

Current Classification
Software solutions	$10,111	$12,429	$15,540	$16,075
Services	29,676	30,077	31,728	27,250
Maintenance	31,005	29,798	27,742	28,220
Contract	5,970	31,970	29,130	5,807

Total Revenue	$76,762	$104,274	$104,140	$77,352

Costs of Revenue
Previous Classification
Software Licenses	$2,317	$(642)	$3,007	$2,963
Development Services	6,606	4,045	3,352	4,038
Contract	106	1,025	2,079	1,508
Amortization of acquired technology	145	134	90	—
Reimbursable expense	2,685	3,063	2,459	2,244
Services and Maintenance	28,967	26,972	25,720	23,845

Total Costs of Revenue	$40,826	$34,597	$36,707	$34,598

Current Classification
Software solutions	$7,324	$1,672	$5,250	$5,891
Services and maintenance	33,251	31,766	29,288	27,199
Contract	106	1,025	2,079	1,508
Amortization of acquired technology	145	134	90	—

Total Costs of Revenue	$40,826	$34,597	$36,707	$34,598

Discontinued Operations.    On July 1, 2005, we completed the sale of Trade Service Corporation (TSC), which was operated as a part of our content and data services business, for approximately $3.0 million. This transaction led to a gain on sale, net of write-offs of associated assets and liabilities, of approximately $2.2 million. The sale was to a group of investors led by TSC’s then-current management team.

On December 1, 2005 and December 16, 2005, respectively, i2 and i2 Technologies Software Private Limited, an India corporation and a subsidiary of i2, sold to IHS Parts Management, Inc. (IHS) certain assets associated with our subsidiary’s content and data services business (CDS). In addition, we agreed to license to IHS certain software and patents associated with CDS. In consideration of the transaction, IHS agreed to pay us approximately $30 million in cash and assume certain liabilities associated with CDS.

As part of the transaction, IHS agreed to sublease certain office space located in India from our subsidiary. In addition, we agreed to perform certain transition and hosting services for IHS to assist in the transition of CDS to IHS.

Due to the two sales transactions, the historical operating results of TSC and CDS, including the gain on the sale of TSC, have been reported as discontinued operations in our financial statements. Income from discontinued operations was $43.9 million in 2005, $3.4 million in 2004 and $7.0 million in 2003. See Note 15 — Discontinued Operations in our Notes to Consolidated Financial Statements. The analysis presented below excludes all revenues and expenses from discontinued operations.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

Total revenues decreased $25.7 million, or 7%, in 2005 and $103.1 million, or 22%, in 2004. Details of our revenues are presented below:

	2005	Percent of Revenue	2004	Percent of Revenue	2003
SOP 97-2 recognition	$25,736	8%	$18,075	5%	$27,295
SOP 81-1 recognition and other recurring revenue	64,201	19%	36,080	10%	33,820

Total software solutions	89,937	27%	54,155	15%	61,115
Services	103,792	31%	118,731	33%	141,953
Maintenance	100,612	30%	116,765	32%	136,097
Contract	42,526	12%	72,877	20%	126,488

Total revenues	$336,867	100%	$362,528	100%	$465,653

Software Solutions.    Software solutions revenue includes core license revenue, recurring license revenue, and fees received to develop the licensed functionality. Software solutions revenue increased $35.8 million, or 66%, in 2005 and decreased $7.0 million, or 11%, in 2004.

Software solutions revenue recognized under SOP 97-2 increased $7.7 million, or 42%, in 2005 and decreased $9.2 million, or 34%, in 2004. We have experienced variability in the timing of recognition of revenue from software solutions under SOP 97-2 and expect this variability to continue. This variability is caused by the timing of contract execution, sales execution, delivery of localized versions of software solutions, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees. In addition, as we continue licensing our new products and determine that they can be implemented without essential services, those solution licenses are eligible for recognition under SOP 97-2 subject to consideration of the specific terms of each arrangement.

Software solutions revenue recognized under SOP 81-1 and other recurring revenue increased $28.1 million, or 78%, in 2005 and $2.3 million, or 7%, in 2004. We have also experienced variability in the timing of recognition of revenue from software solutions under SOP 81-1 and other recurring revenue and expect this variability to continue. This variability is caused by the timing of development and delivery of licensed functionality, achievement of contractual milestones, cash receipts for arrangements where significant uncertainty exists regarding collectibility of fees, and the timing of signing new and renewal recurring revenue agreements. Another source of variability for software solutions revenue is our focus on selling new products, because there is a high likelihood of providing essential services associated with the new products. License fees received for these arrangements, together with fees for the essential services, are recognized under SOP 81-1 over the period in which the services are performed instead of being recognized upon delivery of the software. In 2005, we achieved numerous contractual milestones, some of which pertained to agreements signed in prior periods, which resulted in the recognition of revenue under SOP 81-1.

Services.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. In addition, service revenue includes fees received from arrangements to customize or enhance previously purchased licensed software. Services revenue also includes reimbursable expense revenue, with the related costs of reimbursable expenses included in cost of services. Services revenue decreased $14.9 million, or 13%, in 2005 and $23.2 million, or 16%, in 2004. The decreases in services revenue primarily related to the lower volume of license sales, which led to fewer implementations. Our volume of upgrade projects has also declined as many of our customers have already migrated to the newest version of our products.

Maintenance.    Maintenance revenue decreased $16.2 million, or 14%, in 2005 and $19.3 million, or 14%, in 2004. The decrease in maintenance revenue during 2005 and 2004 resulted from a continuing decline in both the number and dollar amount of maintenance renewals, mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes and dollar amounts of software solutions bookings. In addition, we concluded four supply chain leader transactions in 2004, which were being recorded as subscription revenue. These transactions were executed with customers who were previously utilizing our software through perpetual license agreements with annual maintenance contracts. There can be no assurance that maintenance revenues will improve or even remain at current levels.

Contract.    Contract revenue decreased $30.4 million, or 42%, during 2005 and $53.6 million, or 42%, during 2004. Contract revenue is not indicative of our current business performance, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. The decrease in contract revenue during 2005 was a result of the lower amount of remaining deferred contract revenue, the decreased number of deferred transactions and the occurrence of fewer events that allow the recognition of this revenue. As of December 31, 2005, the deferred contract revenue balance was $7.6 million, consisting of two transactions. In the future, we expect contract revenue to continue to fluctuate on a quarterly basis due to the timing of events allowing recognition of this remaining deferred revenue.

International Revenue.    Our international revenues, included in the categories discussed above, primarily are generated from customers located in Europe, Asia and Canada. International revenue totalled $158.2 million, or 47% of total revenue, in 2005; $144.8 million, or 40% of total revenue, in 2004; and $166.3 million, or 36% of total revenue, in 2003. During 2005, we saw an increase in international revenue due to increased sales in EMEA. The increase of international sales as a percentage of total sales is due to an overall increase in international sales of 9.3% and a decrease in U.S. sales of 18.0%. The decrease in the amount of international revenue during 2004 was the result of declining demand for our enterprise application software, uncertainties related to our financial condition following the 2003 restatement of our consolidated financial statements, reductions in customer-facing employees, sales execution issues and increased competition, among other factors.

Customer Concentration.    No individual customer accounted for more than 10% of annual revenues in 2005, 2004 or 2003.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	2005	Gross Margin	2004	Gross Margin	2003	Gross Margin
Software solutions	$14,720	84%	$20,137	63%	$23,939	61%
Services and maintenance	103,758	49%	121,504	48%	150,560	46%
Contract	1,575	96%	4,718	94%	11,844	91%
Amortization of acquired technology	—		369		579

Total cost of revenues	$120,053		$146,728		$186,922

Cost of Software Solutions.    Cost of software solutions consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are generally expensed when they become payable.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	Costs related to product user documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions for estimated costs related to service customer claims. We accrue for customer claims on a case-by-case basis.

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer.

Cost of software solutions decreased $5.4 million, or 27%, in 2005 and $3.8 million, or 16%, in 2004. These decreases are due to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate and a reversal in 2004 of $3.2 million in costs related to customer claim accruals that were no longer necessary. Also included in cost of software solutions during 2004 was $2.3 million of costs related to a large project that involved a customer dispute. The dispute was resolved and the related revenues that had been deferred in 2004 were recognized in 2005

Cost of Services and Maintenance.    Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. The total cost of services and maintenance decreased $17.7 million, or 15%, in 2005 and $29.1 million, or 19%, in 2004. Services and maintenance headcount decreased 25% in 2005 and 11% in 2004, which contributed to a significant decrease in compensation-related expenses incurred by the services and maintenance organization. In addition, our increased utilization of India-based personnel to provide services and maintenance support also caused a decrease in this expense.

Cost of Contract.    Cost of contract decreased $3.1 million, or 67%, in 2005 and decreased $7.1 million, or 60%, in 2004. Because contract expenses are recorded when the corresponding revenue is recognized, we expect cost of contract to vary. As of December 31, 2005, we had $0.3 million remaining in deferred contract costs.

Amortization of Acquired Technology.    In connection with our acquisitions in 2001 and 2000, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers. As of December 31, 2004, all of our acquired technology was fully amortized.

Operating Expenses

The following table sets forth our operating expenses and their relative percentage of total revenue for these operating expenses as reported in our Consolidated Statements of Operations. The year-to-year comparisons of financial results are not necessarily indicative of future results:

	2005	Percent of Revenue	2004	Percent of Revenue	2003	Percent of Revenue
Sales and marketing	$51,727	15%	$74,946	21%	$87,928	19%
Research and development	37,337	11%	56,279	16%	66,236	14%
General and administrative	61,117	18%	71,646	20%	105,713	23%
Amortization of intangibles	—	—	39	—	540	—

Total operating expenses	$150,181		$202,910		$260,417

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $23.2 million, or 31%, in 2005 and $13.0 million, or 15%, in 2004. The decreases were primarily due to reductions in headcount and reduced commissions based on lower bookings. Sales and marketing staff decreased approximately 51% in 2005 when compared to 2004.

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

Research and development expenses decreased $18.9 million, or 34%, in 2005 and $10.0 million, or 15%, in 2004. The decrease during 2005 was caused by a 50% decrease in the number of our research and development personnel and the continuation of our initiative to have the majority of our development personnel located in India. As of December 31, 2005, approximately 66% of our research and development employees were located in India. The 2004 decrease was caused by a 26% decrease in the number of our research and development personnel during 2004.

General and Administrative Expenses.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments. General and administrative expense decreased $10.5 million, or 15%, in 2005 and $34.1 million, or 32%, in 2004. The 2005 decrease was primarily due to a 24% decrease in the number of our general and administrative personnel between December 31, 2004 and December 31, 2005, partially offset by the increased cost of our executive department. Included in the 2005 general and administrative expenses was an accrual of $10.0 million for settlement of certain outstanding contingent liabilities. The decrease in 2004 was primarily due to a $42.0 million accrual recorded in the fourth quarter of 2003 for estimated losses relating to the settlement of the class action and derivative litigation and a decrease in audit, tax and accounting fees of $3.0 million in 2004, partially offset by the increase in indemnification expense of $3.1 million in 2004 and a $10.0 million accrual recorded in the first quarter of 2004 related to the settlement of the SEC enforcement proceedings against the company.

Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the on-going governmental investigations and the other litigation we face.

Amortization of Intangible Assets and Impairment of Intangible Assets.    From time to time, we have sought to enhance our product offerings through technology and business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Intangible assets are amortized over their estimated useful lives, while goodwill is only written down when it is deemed to be impaired.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually. Impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. At December 31, 2005 we performed a review for impairment of goodwill and concluded there was no evidence of impairment related to the goodwill balance of $14.4 million. Impairment testing was also conducted in 2004 and 2003 and no impairment was deemed necessary.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination. An exit activity includes but is not limited to a restructuring, which is defined as “a program that is planned and controlled by management, and materially changes either (a) the scope of a business undertaken by an enterprise, or (b) the manner in which the business is conducted.”

Prior Restructuring Plans and Activities.    We initiated global restructuring plans in 2001 and 2002 to reduce our operating expenses and to bring them into alignment with expected revenue levels. The plans included the elimination of certain employee positions and the reduction of office space and related overhead expenses. As of December 31, 2005, $1.1 million related to office closure and consolidation, net of estimated sublease income of $1.1 million, remains in our restructuring accrual related to the 2001 and 2002 restructuring plans.

During the second quarter of 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of a formal restructuring plan. This lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. We prepaid this $6.8 million promissory note on December 6, 2005. Upon executing this agreement in the second quarter of 2003, the remaining restructuring accrual of $12.4 million was utilized and an additional charge of $2.0 million was recorded as a general and administrative expense.

During the third quarter of 2003, we made a decision to negotiate the termination of a lease for a facility in Europe that had previously been shut down as part of our 2001 restructuring. Additionally, we reviewed our remaining accrual for all leased facilities that were affected by our 2001 and 2002 restructurings. We determined that the remaining accrual was not sufficient to cover our future estimated net cash outflows related to these obligations due to changes in our estimates of sub-lease receivables and facility overhead costs. These activities resulted in a $5.4 million increase to our restructuring accrual during the third quarter of 2003.

In response to our operating losses, in March 2004 we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. In the first and second quarter of 2004, 163 employees were involuntarily terminated. During this period, severance costs of approximately $5.1 million were recorded related to the severance payments to be paid to the employees involuntarily terminated.

2005 Restructuring Plan.    On March 30, 2005, we implemented a restructuring plan to resize our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for the office closures.

As of December 31, 2005, an accrual of approximately $1.6 million remained in accrued liabilities. Additional details of the restructuring charges and remaining accruals are presented in Note 11 — Restructuring Charges and Adjustments in our Notes to Consolidated Financial Statements.

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

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	2005	Percent Change	2004	Percent Change	2003
Interest income	$7,697	84%	$4,179	(15)%	$4,942
Interest expense	(16,315)	(9)%	(17,873)	(13)%	(20,641)
Realized gains on investments, net	10,144	12741%	79	(79)%	370
Foreign currency hedge and transaction losses, net	(4,217)	31%	(3,212)	658%	(424)
Gain (loss) on early repayment of debt obligation	(3,017)	(236)%	2,223	(35)%	3,435
Other expense, net	(1,547)	45%	(1,069)	(51)%	(2,199)

Total non-operating expenses, net	$(7,255)		$(15,673)		$(14,517)

The increase in interest income in 2005 compared to 2004 was primarily the result of higher market interest rates. The decrease in interest expense during 2005 compared to 2004 was due to the retirement of $285 million of our convertible subordinated notes due December 15, 2006 and to the prepayment of a $6.8 million promissory note due December 15, 2006. The retirement resulted in a loss on debt extinguishment of $3.0 million due to a 75 basis point call premium on $235 million of the notes and the $1.2 million write-off of unamortized debt issuance costs. The decrease in interest expense during 2004 compared to 2003 was due to the retirement of $40 million of our convertible subordinated notes due December 15, 2006. The retirement included a $2.2 million gain due to a 6.5% discount from face value and reduced interest expense by $0.7 million in 2004.

The increase in realized gains on investments was $10.1 million in 2005 and a decrease of $(0.3) million in 2004. The increase in 2005 is primarily related to the liquidation of our previous investment in a privately-held start-up company.

Foreign currency losses increased $1.0 million in 2005 compared to 2004 and increased $2.8 million in 2004 compared to 2003. The increased loss was due mainly to the weak U.S. Dollar during 2004. The market interest rates on investments and the relative exchange values of foreign currencies are influenced by the monetary and fiscal policies of the governments in the countries in which we operate. The nature, timing and extent of any impact on our financial statements resulting from changes in those governments’ policies are not predictable. Risks associated with market interest rates and foreign exchange rates are discussed below under the section captioned “Sensitivity to Market Risks.”

Provision (Benefit) for Income Taxes

We recognized income tax expense of $4.7 million in 2005, an income tax benefit of $.7 million in 2004 and income tax expense of $5.5 million in 2003, representing effective income tax rates of 9.7% in 2005, 33.3% in 2004 and 91.4% in 2003.

The effective income tax rates during 2005, 2004 and 2003 differ from the U.S. statutory rate (35% for 2005 and 34% for 2004 and 2003) due to several factors. These factors include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits.

At December 31, 2005, we maintain a full valuation allowance against our domestic net deferred tax assets and approximately $3.3 million of valuation allowance against foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances. Despite the valuation allowance, the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

At December 31, 2005, we have recorded approximately $9.0 million in tax contingency reserves relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations (excluding restructured facilities)	$39,752	$12,392	$17,487	$9,873	$—
Operating leases for restructured facilities	5,584	3,194	1,286	552	552
Sub-Lease income related to non-restructured facilities	(1,459)	(1,347)	(112)	—	—
Sub-Lease income related to restructured facilities	(3,454)	(1,346)	(1,004)	(552)	(552)
Long-term debt obligations	142,469	30,250	7,875	7,875	96,469
Other purchase obligations	15,623	7,558	8,065	—	—

Total	$198,515	$50,701	$33,597	$17,748	$96,469

[1]	Included in the long-term debt obligations are semi-annual interest payments through December 15, 2015 and the current portion of long-term debt.
[2]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through long-term borrowings and sales of equity securities. At December 31, 2005, our working capital deficiency was $(34.3) million, compared to positive working capital of $101.2 million at December 31, 2004, a decrease of $135.5 million, or 134%. The decrease was comprised of a $144.5 million decrease in short-term investments, a decrease of $23.3 million in cash and restricted cash, a decrease of $11.6 million in accounts receivable, and a reclassification from long-term debt to short-term debt of $25.0 million. These decreases in such components of working capital were partially offset by a decrease of $65.5 million in deferred revenue and a decrease of $7.8 million in accounts payable, accrued liabilities and accrued compensation and other. Included in the calculation of net working capital is deferred revenue. At December 31, 2005, we had approximately $100.0 million of deferred revenue recorded on our balance sheet, representing pre-paid revenue for all of our different revenue categories. Generally, deferred revenue includes a margin to be earned when it is recognized, so the conversion of this liability to revenue will require cash outflows that are generally less than the amount of the liability. We have had an overall average gross margin for the three years ended December 31, 2005, of approximately 61%. In addition to assessing our liquidity based on working capital, management also considers our net cash balance, which we define as our total cash and cash equivalents, restricted cash, and short-term investments balance compared with our total short-term and long-term debt. Our net cash balance at December 31, 2005 was $17.0 million, compared to $(31.3) million at December 31, 2004, an increase of $48.3 million. At December 31, 2005, we had $117.7 million in total cash and cash equivalents and $25 million in short-term debt due within 12 months. We also assess our capability to access the capital markets. We are evaluating opportunities to raise additional liquidity to supplement our short-term capital requirements including through the creation of a working capital line of credit. In addition, we continue to consider strategic opportunities to raise additional capital through sales of common stock.

The primary reasons for the cash decrease in working capital were:

•	The early repayment of approximately $293.6 million of long-term debt

•	Payments of approximately $13.4 million related to our restructuring programs

The primary source of the net cash increase included:

•	The sale of discontinued operations for approximately $32.7 million

•	The net proceeds form issuance of common stock of approximately $15.0 million

The most significant adjustments to reconcile net income to net cash flow from operations during 2005 were:

•	A decrease in deferred revenue of approximately $57.6 million

•	A gain on sale of discontinued operations of approximately $36.5 million

•	A gain on sale of securities of approximately $11.5 million

The primary sources of net cash from investing activities during 2005 were:

•	Net sale of investments and securities of approximately $155.2 million

•	Sale of discontinued operations with proceeds of approximately $32.7 million

The primary changes of net cash provided from financing activities during 2005 were:

•	Issuance of our 5% senior convertible notes, with net proceeds of approximately $73.8 million

•	Proceeds from sale of common stock of approximately $15.0 million

•	Early retirement of long-term debt of approximately $293.6 million

Cash and cash equivalents were $112.9 million at December 31, 2005 compared to $133.3 million at December 31, 2004 a decrease of $20.4 million, or 15%. Short-term investments decreased from $144.5 million at December 31, 2004 to zero at December 31, 2005.

Accounts receivable, net of allowance for doubtful accounts, decreased 31% during 2005. Days sales outstanding declined to 26 days as of December 31, 2005 from 41 days as of December 31, 2004. We expect DSOs to potentially increase in the future as we are seeing delays in collections in the European and Asian regions.

We maintain a $15.0 million letter of credit line with a fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on May 1, 2006. As of December 31, 2005, $3.0 million in letters of credit were outstanding under this line. At December 31, 2005, restricted cash totalled $4.8 million, of which $4.6 million was pledged as collateral for outstanding letters of credit. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts. See Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements.

We are obligated to pay approximately $5.6 million of interest annually on our outstanding debt, including the debt issued on the exercise of the over-allotment option exercised in January 2006. At December 31, 2005 we have $25.0 million of 5.25% convertible subordinated notes outstanding which mature and become due and payable in December 2006.

We have experienced negative operating cash flows during the three years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. Although we expect that existing cash balances will satisfy our working capital and capital expenditure requirements for at least the next 12 months, there can be no assurance that in the longer term we will be successful in obtaining or maintaining an adequate level of cash resources. We may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash as well as look for alternative liquidity solutions.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totalled 47%, 40% and 36% of total revenues in 2005, 2004 and 2003, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. Our foreign currency hedging program utilizes foreign currency forward exchange contracts to hedge various nonfunctional currency exposures to attempt to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 12 — Foreign Currency Risk Management in our Notes to Consolidated Financial Statements.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 200 basis points between December 31, 2004 and December 31, 2005. As of December 31, 2005, the weighted-average yield on time deposits and debt securities we held was 3.70% compared to 2.21% for debt securities held as of December 31, 2004.

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

Market Price Risk.    We maintain minority equity investments in various publicly traded companies for business and strategic purposes. We have realized no gain or loss on these investments for 2005 and 2004. The remaining carrying value of minority equity investments was zero at December 31, 2005.

We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value most of these investments as the decline in fair value was considered other than temporary. During the fourth quarter of 2005, we wrote off the book value of our $1.0 million investment in Integrated Development Enterprise, Inc. (IDe) preferred stock. This investment was initially made during 2005 in connection with the employment of our CEO, Michael McGrath. See Note 16 — Related Party Transactions in our Notes to Consolidated Financial Statements.

Inflation.    Inflation has not had a material impact on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure committee includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating quarterly our disclosure controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework of Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2005. Our management’s assessment of our internal control over financial reporting as of December 31, 2005 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that i2 Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March 13, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive annual meeting proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2005, and specified information to be included therein is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the proxy statement under the section captioned “Independent Auditors.”

*        *        *

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are filed as part of this Form 10-K on the pages indicated:

Page
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number		Description
2.1	*

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

3.1	*	—Certificate of Amendment of Restated Certificate of Incorporation of i2 Technologies, Inc. (filed as Exhibit 3.1 to the 8-K filed by i2 on February 15, 2005).

3.2	*	—Amended and Restated Bylaws, as amended through May 21, 2001 (filed as Exhibit 3.1 to i2’s Registration Statement on Form S-3 (Reg. No. 333-59106)).

3.3	*	—Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.4 to i2’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.4	*	—Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2, dated as of May 26, 2004 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed June 16, 2004).

3.5	*	—Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on February 18, 2005).

4.1	*	—Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

Exhibit Number		Description
4.2	*

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

4.5	*	—Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 4, 2004).

4.6	*	—First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 and Mellon Investor Services, LLC (filed as Exhibit 4.2 to i2’s Current Report on Form 8-K filed on May 4, 2004).

4.7	*	—Second Amendment to Rights Agreement, dated as of April 28, 2004, between i2 and Mellon Investor Services LLC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

4.8	*	—Indenture, dated as of November 23, 2005, between i2 Technologies, Inc., and JPMorgan Chase Bank, National Association, as trustee (filed as exhibit 4.1 to the 8-K filed by i2 on November 29, 2005).

4.9	*	—Form of Certificate (filed as exhibit 4.2 to the 8-K filed by i2 on November 29, 2005).

4.10	*	—Form of Warrant (filed as exhibit 4.3 to the 8-K filed by i2 on November 29, 2005).

10.1	*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2	*	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through December 16, 2004 (included as Exhibit B to i2’s definitive proxy statement filed on November 16, 2004).

10.3	*	—Form of Indemnification Agreement between i2 and its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4	*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5	*	—i2 Technologies, Inc. Employee Stock Purchase Plan, as amended and restated through April 20, 2001 (included as Appendix C to i2’s definitive proxy statement filed on April 27, 2001).

10.6	*	—i2 Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 99.4 to i2’s Registration Statement on Form S-8 (Reg. No. 333-85791 (the “1999 S-8”)).

10.7	*	—Think Systems Corporation 1997 Incentive Stock Plan (filed as Exhibit 99.1 to the Think/Optimax S-8).

10.8	*	—Optimax Systems Corporation Stock Option Plan (filed as Exhibit 99.10 to the Think/Optimax S-8).

10.9	*	—InterTrans Logistics Solutions Limited 1997 Stock Incentive Plan (filed as Exhibit 99.7 to i2’s Registration Statement on Form S-8 (Reg. No. 333-53667)).

10.10	*	—SMART Technologies, Inc. 1996 Stock Option/Stock Issuance Plan (filed as Exhibit 99.13 to the 1999 S-8).

Exhibit Number		Description
10.11	*	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.6 to i2’s Current Report on Form 8-K dated November 30, 1999 (the “November 1999 8-K”)).

10.12	*	—SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2’s Registration Statement on Form S-8 (Reg. No. 333-36478)).

10.13	*	—Aspect Development, Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 99.2 to the Aspect S-8).

10.14	*	—Transition Analysis Component Technology, Inc. 1997 Stock Plan (filed as Exhibit 99.6 to the Aspect S-8).

10.15	*	—Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

10.16	*	—Common Stock Purchase Agreement, dated March 7, 2000, between i2 and International Business Machines Corporation (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on April 11, 2000).

10.17	*+	—Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.18	*+	—Amendment 1 to Employment and Non-Compete Agreement, dated April 15, 2001 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.25 to the RightWorks S-4).

10.19	*+

—Amendment 2 to Employment and Non-Compete Agreement, dated October 1, 2001, between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001).

10.20	*+

—Amendment 3 to Employment and Non-Compete Agreement, dated January 1, 2002 between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001).

10.21	*	—Loan and Security Agreement dated March 28, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.1 to the RightWorks S-4).

10.22	*	—First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to the RightWorks S-4).

10.23	*+	—Form of employment arrangement between i2 and certain of its employees (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).

10.24	*+	—Severance Agreement, dated April 22, 2002, between i2 Technologies, Inc. and Gregory A. Brady (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.25	*+	—Letter Agreement, dated February 5, 2004, between James Contardi and i2 Technologies, Inc. (filed as Exhibit 10.29 to i2’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.26	*

—Stipulation and Agreement of Settlement with Certain Defendants, dated May 7, 2004, in connection with Scheiner v. i2 Technologies, Inc., et al., Civ. Action No. 3:01-CV-418-H in the United States District Court for the Northern District of Texas (Dallas Division) (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 21, 2004).

10.27	*	—Stock Purchase Agreement, dated as of April 28, 2004, by and between i2 and Sanjiv S. Sidhu (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

10.28	*	—Registration Rights Agreement, dated as of June 3, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed June 16, 2004).

10.29	*+	—Employment Agreement, dated as of February 27, 2005, between i2 and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed March 2, 2005).

Exhibit Number		Description
10.30	*	—Stock Purchase Agreement, dated as of February 28, 2005, between i2 and Integrated Development Enterprise, Inc. (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.31	*+

—Amendment to Employment Agreement and Termination of Share Rights Agreement, dated March 28, 2005, by and between i2 Technologies and Michael McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on April 1, 2005).

10.32	*+	—Restricted Stock Agreement, dated March 28, 2005 by and between i2 Technologies, Inc. and Michael McGrath (filed as exhibit 10.2 to the 8-K filed by i2 on April 1, 2005).

10.33	*	—Common Stock Purchase Agreement, dated June 28, 2005, between i2 Technologies, Inc., and R2 Investments, LDC (filed as exhibit 10.1 to the 8-K filed by i2 on June 29, 2005).

10.34	*	—Stock Purchase Agreement, dated June 29, 2005, between Primavera Systems, Inc. and i2 Technologies, Inc. (filed as exhibit 10.1 to the 8-K filed by i2 on July 1, 2005).

10.35	*+	—Employment Agreement, dated July 26, 2005, by and between i2 Technologies, Inc., and Michael Berry (filed as exhibit 10.1 to the 8-K filed by i2 on July 29, 2005).

10.36	*

—LLC Interest Purchase Agreement, dated May 9, 2005, by and between Envoia Corp., SoftSRM, LLC, i2 Technologies US, Inc., and i2 Technologies, Inc. (filed as exhibit 10.1 to the 10-Q filed on August 9, 2005).

10.37	*+	—Employment Agreement, dated September 26, 2005, by and between i2 Technologies, Inc., and Barbara Stinnett (filed as exhibit 10.1 to the 8-K filed by i2 on October 10, 2005).

10.38	*+	—Amendment to the Employment Agreement, dated October 25, 2005, by and between i2 Technologies, Inc., and Michael McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on October 25, 2005).

10.39	*+	—Amendment to the Employment Agreement, dated November 8, 2005, by and between i2 Technologies, Inc. and Michael Berry (filed as exhibit 10.1 to the 10-Q filed by i2 on November 9, 2005).

10.40	*	—Asset Purchase Agreement, dated November 17, 2005, by and between I Parts Management Inc., and i2 Technologies US, Inc. (filed as exhibit 10.1 to the 8-K filed by i2 on November 19, 2005).

10.41	*

—Purchase Agreement, dated November 21, 2005, by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as exhibit 10.1 to the 8-K filed by i2 on November 29, 2005).

10.42	*

—Registration Rights Agreement, dated November 23, 2005 by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as exhibit 10.2 to the 8-K filed by i2 on November 29, 2005).

12.1		—Ratio of earnings to fixed charges.

21.1		—List of subsidiaries.

23.1		—Consent of Deloitte & Touche LLP.

24.1		—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of this Form 10-K).

31.1		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael E. McGrath, the President and Chief Executive Officer of i2.

31.2		—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

32.1		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, the President and Chief Executive Officer of i2.

Exhibit Number	Description
32.2

—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

*	Incorporated herein by reference to the indicated filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

I2 TECHNOLOGIES, INC.

Dated: March 14, 2006	By:	/s/ MICHAEL J. BERRY
Michael J. Berry Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Michael E. McGrath and Michael J. Berry, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL E. MCGRATH Michael E. McGrath	Chief Executive Officer, President and Director, (Principal executive officer)	March 14, 2006

/s/ MICHAEL J. BERRY Michael J. Berry	Executive Vice President and Chief Financial Officer (Principal accounting and financial officer)	March 14, 2006

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman	March 14, 2006

Stephen P. Bradley	Director

/s/ HARVEY B. CASH Harvey B. Cash	Director	March 14, 2006

/s/ RICHARD L. CLEMMER Richard L. Clemmer	Director	March 14, 2006

/s/ ROBERT L. CRANDALL Robert L. Crandall	Director	March 14, 2006

/s/ LLOYD G. WATERHOUSE Lloyd G. Waterhouse	Director	March 14, 2006

/s/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March	13, 2006

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$112,882	$133,273
Restricted cash	4,773	7,717
Short-term investments, at fair value	—	144,532
Accounts receivable, net	25,887	37,439
Deferred contract costs	311	1,886
Other current assets	19,219	22,034

Total current assets	163,072	346,881
Premises and equipment, net	14,056	18,987
Debt issuance costs, net	4,906	2,473
Goodwill	14,440	16,620
Non-current deferred tax asset	5,971	5,712

Total assets	$202,445	$390,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,766	$13,988
Accrued liabilities	36,925	39,152
Accrued compensation and related expenses	23,847	27,227
Deferred revenue	99,870	165,362
Current portion of long-term debt	25,000	—

Total current liabilities	197,408	245,729
Non-current deferred tax liability	—	1,177
Long-term convertible debt	75,691	316,800

Total liabilities	273,099	563,706
Commitments and contingencies (Notes 5 and 7)
Stockholders’ deficit:
Preferred Stock, $0001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 25% convertible preferred stock, $1,000 stated value, 150 shares authorized, 104 and 101 issued and outstanding at December 31, 2005 and 2004, respectively	100,065	97,045
Common stock, $000025 par value, 2,000,000 shares authorized, 20,702 and 18,608 shares issued and outstanding at December 31, 2005 and 2004, respectively	5	5
Warrants for common stock	3,125	—
Additional paid-in capital	10,420,262	10,403,515
Accumulated other comprehensive income (loss)	(1,147)	3,675
Accumulated deficit	(10,592,964)	(10,677,273)

Net stockholders’ deficit	(70,654)	(173,033)

Total liabilities and stockholders’ deficit	$202,445	$390,673

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Software solutions	$89,937	$54,155	$61,115
Services	103,792	118,731	141,953
Maintenance	100,612	116,765	136,097
Contract	42,526	72,877	126,488

Total revenues	336,867	362,528	465,653

Costs and expenses:
Cost of revenues:
Software solutions	14,720	20,137	23,939
Services and maintenance	103,758	121,504	150,560
Contract	1,575	4,718	11,844
Amortization of acquired technology	—	369	579
Sales and marketing	51,727	74,946	87,928
Research and development	37,337	56,279	66,236
General and administrative	61,117	71,646	105,713
Amortization of intangibles	—	39	540
Restructuring charges and adjustments	11,269	2,688	4,797

Total costs and expenses	281,503	352,326	452,136

Operating income	55,364	10,202	13,517

Non-operating income (expense)
Interest income	7,697	4,179	4,942
Interest expense	(16,315)	(17,873)	(20,641)
Realized gains on investments, net	10,144	79	370
Foreign currency hedge and transaction losses, net	(4,217)	(3,212)	(424)
Gain (loss) on extinguishment of debt	(3,017)	2,223	3,435
Other expense, net	(1,547)	(1,069)	(2,200)

Total non-operating income (expense), net	(7,255)	(15,673)	(14,518)

Income (loss) before income taxes	48,109	(5,471)	(1,001)
Income tax expense (benefit)	4,664	(674)	5,462

Income (loss) from continuing operations	$43,445	$(4,797)	$(6,463)

Income from discontinued operations, net of taxes	$43,884	$3,445	$6,978

Net income (loss)	$87,329	$(1,352)	$515

Preferred stock dividend and accretion of discount	3,020	1,720	—

Net income (loss) applicable to common shareholders	$84,309	$(3,072)	$515

Net income (loss) per common share applicable to common shareholders:
Total
Basic	$3.50	$(0.17)	$0.03
Diluted	$3.45	$(0.17)	$0.03
Discontinued operations
Basic	$1.82	$0.19	$0.40
Diluted	$1.80	$0.19	$0.40
Continuing operations including preferred stock dividend and accretion of discount
Basic	$1.68	$(0.36)	$(0.37)
Diluted	$1.65	$(0.36)	$(0.37)
Weighted-average common shares outstanding:
Basic	24,084	18,004	17,331
Diluted	24,469	18,004	17,331
Comprehensive income (loss):
Net income (loss) applicable to common shareholders	$84,309	$(3,072)	$515

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	157	(253)	—
Reclassification adjustment for net realized (gains) losses on available-for-sale	17	79	—

Net unrealized gain (loss)	174	(174)	—
Foreign currency translation adjustments	(4,996)	3,632	2,818

Total other comprehensive income (loss)	(4,822)	3,458	2,818

Total comprehensive income	$79,487	$386	$3,333

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Preferred Stock		Common Stock		Warrants and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2002	—	$—	17,314	$4	$10,375,288	$(2,601)	$(10,674,716)	$(302,025)
Exercise of options and issuance of common stock under stock purchase plans	—	—	51	—	139	—	—	139
Amortization of deferred compensation	—	—	—	—	1,615	—	—	1,615
Foreign currency translation	—	—	—	—	—	2,818	—	2,818
Net income	—	—	—	—	—	—	515	515

Balance as of December 31, 2003	—	$—	17,365	$4	$10,377,042	$217	$(10,674,201)	$(296,938)

Issuance of common stock from investments, exercise of options and issuance of common stock under stock purchase plans and investments	—	—	1,243	1	25,174	—	—	25,175
Issuance of 25% convertible preferred stock	100	95,325	—	—		—	—	95,325
Amortization of deferred compensation	—	—	—	—	1,299	—	—	1,299
Preferred stock dividend and accretion of discount	1	1,720	—	—	—	—	(1,720)	—
Foreign currency translation	—	—	—	—	—	3,632	—	3,632
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	(1,352)	(1,352)

Balance as of December 31, 2004	101	$97,045	18,608	$5	$10,403,515	$3,675	$(10,677,273)	$(173,033)

Preferred stock dividend and accretion of discount	3	3,020					(3,020)	—
Issuance of common stock from investments, exercise of options and issuance of common stock under stock purchase plans and investments	—	—	2,094	—	15,750	—	—	15,750
Amortization of deferred compensation	—	—	—	—	997	—	—	997
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	174	—	174
Foreign currency translation	—	—	—	—	—	(4,996)	—	(4,996)
Issuance of warrants from convertible debt issuance	—	—	—	—	3,125	—	—	3,125
Net income	—	—	—	—	—	—	87,329	87,329

Balance as of December 31, 2005	104	$100,065	20,702	$5	$10,423,387	$(1,147)	$(10,592,964)	$(70,654)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$87,329	$(1,352)	$515
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,647	13,216	24,121
Write-down of equipment	1,013	—	593
(Gain) loss on extinguishment of debt	3,017	(2,223)	(3,435)
Gain on sale of assets	—	(170)	—
Gain on sale of discontinued operations	(36,471)	—	—
Gain on sale of securities	(11,491)	—	—
Write down of investment	1,000	—	—
Credit for bad debts in costs and expenses	(45)	(1,623)	(3,657)
Amortization of deferred compensation	997	1,299	1,615
Deferred income taxes	(1,854)	(5,657)	(2,062)
Changes in operating assets and liabilities
Accounts receivable, net	9,377	1,059	12,781
Deferred contract cost	1,579	5,109	7,337
Other current assets	3,113	6,790	6,037
Accounts payable	(2,510)	(6,804)	(3,211)
Accrued liabilities	(2,460)	(70,165)	(17,791)
Accrued compensation and related expenses	(3,358)	90	(12,951)
Deferred revenue	(57,558)	(46,824)	(106,120)

Net cash used in operating activities	(675)	(107,255)	(96,228)

Cash flows from investing activities:
Purchases of premises and equipment	(3,162)	(2,513)	(1,402)
Proceeds from sale of discontinued operations	32,670	—	—
Proceeds from sale of premises and equipment	—	808	—
Restrictions (added) released from cash	2,944	7,815	(3,480)
Purchases of short-term investments	(95,950)	(355,425)	(249,100)
Proceeds from sale of short-term investments	240,656	424,425	342,700
Proceeds from sale of securities	11,491	—	—
Purchases of long-term investments	(1,000)	(26,706)	—
Proceeds from sales of long-term investments	—	—	33,000
Contingent consideration related to a 2001 acquisition	—	—	(766)
Change in capital on equity investments	—	—	6

Net cash provided by investing activities	187,649	48,404	120,958

Cash flows from financing activities:
Proceeds from sale of convertible debt	78,750	—	—
Payment of debt issuance costs	(4,909)	—	—
Proceeds from sale of common stock, net of issuance costs	14,950	21,737	—
Repurchases of long-term debt	(293,579)	(37,400)	(57,495)
Net proceeds from sale of series B preferred stock	—	95,325	—
Net proceeds from common stock issuance from options and employee stock purchase plans	800	3,438	138
Issuance of note payable related to lease termination	—	—	6,800

Net cash provided by (used in) financing activities	(203,988)	83,100	(50,557)

Effect of exchange rates on cash	(3,377)	2,202	1,072

Net change in cash and cash equivalents	(20,391)	26,451	(24,755)
Cash and cash equivalents at beginning of period	133,273	106,822	131,577

Cash and cash equivalents at end of period	$112,882	$133,273	$106,822

Supplemental Cash Flow Information
Interest paid	$16,535	$18,112	$24,172
Income taxes paid, net of refunds received	$7,440	$4,633	$4,886
Schedule of Non Cash Financing Activities
Preferred stock dividend and accretion of discount	$3,020	$1,720	$—
Allocation of debt proceeds warrants for common stock	$3,125	$—	$—

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often bundled with other offerings including services we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Principles of Consolidation.    The consolidated financial statements include the accounts of i2 Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates.    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, fair value of warrants and derivatives, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.

Cash and cash equivalents.    Cash and cash equivalents include cash on hand, demand deposits with financial institutions, short-term time deposits and other liquid investments in debt securities with initial maturities of less than three months when acquired by us.

Restricted Cash.    At December 31, 2005 restricted cash totalled $4.8 million, of which $4.6 million was pledged as collateral for outstanding letters of credit and $0.2 million was in a restricted employee benefit account. At December 31, 2004, restricted cash totalled $7.7 million, of which $7.2 million was pledged as collateral for outstanding letters of credit and $0.5 million was pledged as collateral for outstanding foreign currency exchange contracts. (See Note 6 — Borrowings and Debt Issuance Costs)

Investments.    Investments in debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments in debt securities are classified as available-for-sale when they might be sold before maturity. Investments in marketable equity securities are classified as available-for-sale. Investments in equity securities with no public market are carried at cost. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase.

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

Premises and Equipment.    Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of the expected term of the lease or estimated useful life.

Debt Issuance Costs.    Debt issuance costs are recorded in our balance sheet and amortized over the life of the debt. Current unamortized debt costs are being amortized at a rate of approximately $1.0 million per year.

Goodwill.    On January 1, 2002, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Intangible Assets,” we ceased amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No goodwill impairment was recorded in conjunction with the adoption of the new accounting standard. Under our policy, we test for impairment once annually, or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

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

Goodwill totalled $14.4 million and $16.6 million at December 31, 2005 and December 31, 2004, respectively. This decrease was due to the goodwill attributable to the disposition of TSC and the content and data services business (CDS). We performed an impairment test on goodwill at December 31, 2005, and determined there was no evidence of impairment.

Other Long-Loved Assets.    Beginning in 2002, intangible assets with definite lives were evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Other long-lived assets include software, information databases and installed customer base/relationships acquired from third parties or in business combinations are included in promises and equipment on the balance sheet.

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

Software Solutions Revenue.    Recognition of Software Solutions revenue occurs under SOP 81-1 and under SOP 97-2, as amended.

Software solutions revenue recognized under SOP 81-1 includes both fees associated with licensing of our products, as well as, any fees received to deliver the licensed functionality (for example, the provision of essential services). Essential services involve customizing or enhancing the software so that the software performs in accordance with specific customer requirements. Arrangements accounted for under SOP 81-1 follow either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. We do not capitalize costs associated with services performed where milestones have not been attained. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer. Similar to the treatment of milestones, we do not capitalize or defer costs associated with services performed on contracts recognized under the completed contract method that have not been competed.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SOP 97-2, software license revenues are generally recognized upon delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer to be evidence of an arrangement.

•	Delivery: Delivery is considered to occur when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is deemed probable: We conduct a credit review for significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon receipt of cash. Based on our collections history in certain countries, we apply a cash-basis recognition requirement for software solutions agreements in those countries.

Revenue for software solution arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method as set forth in SOP 98-9. Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered element(s), all revenue associated with the arrangement is deferred until all element(s) have been delivered or the fair value of the undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established based on our maintenance renewal rates and consulting billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. Software solution license fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer. Licenses to our content databases were recognized over the term of the content database license, with such amounts reflected in discontinued operations.

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services as well as fees received to customize or enhance a previously purchased licensed product that resulted from arrangements negotiated and executed subsequent to the license arrangement. Also included are reimbursable expense revenue representing travel expenses incurred by our consultants and billed to our customers for reimbursement pursuant to a signed agreement. Services revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement — The agreement must be signed by the customer.

•	Fixed Fee — The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred — Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement of work have been met.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Collectibility is probable — We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

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

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the previously completed restatement of our consolidated financial statements for the years ended 2001 and 2000 and the first three quarters of 2002. As of December 31, 2005, $7.6 million of contract revenue deferred as a result of the restatement remains on our balance sheet as deferred revenue.

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are recorded in cost of revenues when the products are shipped. Commissions payable to affiliates in connection with sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totaled $2.1 million and $2.9 million as of December 31, 2005 and 2004, respectively, while accrued affiliate commissions payable totaled $0.4 million and $0.8 million as of December 31, 2005 and 2004, respectively.

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

Deferred Taxes.    Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax basis. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

Loss Contingencies.    There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. Accruals for loss contingencies are included in accrued liabilities on our consolidated balance sheet. As required by SFAS No. 5, Accounting for

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Net Income (Loss) Per Common Share.    On February 16, 2005, we implemented a reverse stock split of our outstanding common stock at a 1-for-25 ratio. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the reverse stock split. We calculate net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, (SFAS No. 128), and EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. We have determined that our redeemable preferred stock represents a participating security because it has voting rights and, therefore, we have calculated net loss per share consistent with the provisions of EITF 03-6 for all periods presented. Diluted net income (loss) per common share include (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes and preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2005, 2004 and 2003 is provided in Note 9 — Stockholders’ Deficit and Income ( Loss) Per Common Share.

Stock-Based Compensation Plans.    Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The weighted average fair value of options granted in 2005, 2004 and 2003 was $7.77, $17.25 and $38.75 per option, respectively. Fair values of options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rates

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 4.0%, 3.1% and 2.5%; market price volatility factors of 1.04, 1.16 and 1.26; a weighted-average expected life of the options of 4 years; and no dividend yields.

The fair value of shares issued under the employee stock purchase plans was estimated as of the initial day of the purchase period using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.2%, 3.3 % and 2.2%; market price volatility factors of 1.13, 0.78 and 1.16; a weighted-average expected life of the purchase right of 6 months; and no dividend yields. The weighted-average fair value of purchase rights granted under the employee stock purchase plans during 2005, 2004 and 2003 were $4.67, $2.75 and $6.75, respectively.

The following pro forma information presents net income (loss) and net income (loss) per common share for 2005, 2004 and 2003 had the fair value method of SFAS No. 123 been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of the options and stock rights is amortized to expense over the related vesting periods and the estimated fair value of the employee stock purchase plans’ shares is amortized to expense over the purchase period. During 2002, we ceased recognizing tax benefits for net operating losses for financial reporting purposes. Accordingly, the pro forma adjustments in the table below have not been tax affected.

	2005	2004	2003
Net income (loss), applicable to common shareholders	$84,309	$(3,072)	$515
Add: Total stock-based employee compensation expense included in reported net income	997	1,299	1,615
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(33,803)	(47,113)	(146,302)

Pro forma net income (loss)	$51,503	$(48,886)	$(144,172)

Net income (loss) per common share — Basic and Diluted:
As reported
Basic	$3.50	$(0.17)	$0.03
Diluted	$3.45	$(0.17)	$0.03
Pro forma
Basic	$2.14	$(2.72)	$(8.32)
Diluted	$2.10	$(2.72)	$(8.32)

Total stock-based employee compensation expense determined under fair value based method above included approximately $3.5 million as a result of the accelerated vesting during 2005. See Note 10 — Employee Benefit Plans.

Under the recently issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), we will be required to apply the expense recognition provisions beginning January 1, 2006. We intend to use the modified prospective method of expense recognition.

Deferred Compensation.    Deferred compensation of $0.9 million at December 31, 2005 is recorded as a reduction of additional paid-in capital for certain stock options and stock right awards issued. The compensation is valued at the grant date and recognized over the requisite service period.

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income. The functional currency of one significant foreign subsidiary is the US dollar; therefore, there is no translation adjustment required for this subsidiary. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in foreign currency hedge and transaction losses, net in our consolidated statements of operations.

Fair Values of Financial Instruments.    Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except investment securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity. At December 31, 2005, the fair value of our outstanding 5.25% convertible notes and 5% convertible notes approximate their carrying value.

Comprehensive Income.    Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

Reclassifications.    Some items in prior year financial statements have been reclassified to conform to the current year presentation. Note 2 — Reclassification of Certain Revenue and Expense.

Recent Accounting Pronouncements

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

Initially we were required implement SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission issued a press release (2005-57) that extended the compliance of SFAS 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period after June 15, 2005, which for calendar year end companies would be the first reporting period of 2006.

We will adopt SFAS No. 123(R) beginning January 1, 2006, using the modified prospective method of expense recognition. We expect the adoption of SFAS No. 123(R) to result in recognition of the $22.6 million of deferred compensation expense as of December 31, 2005, together with expense associated with any future option grants, over the remaining vesting terms of each option.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires that a voluntary

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The guidance is effective for fiscal years ending after December 15, 2005. Adoption of this guidance was not material to our financial position or results of operations.

2.    Reclassification of Certain Revenue and Expense

During the fourth quarter of 2005, we underwent an internal review of our revenue classifications. As a result of this review, the company has implemented an alternative classification of revenue previously reported as development services to more closely reflect the presentation of revenue by its peers and consistent with its sales model.

Fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services) are classified under software solutions revenue along with core license and recurring license revenue. Fees received to customize or enhance a previously purchased licensed product that resulted from arrangements negotiated and executed subsequent to the license arrangement are classified as services revenue. Similarly, the previously reported cost of development services are reclassified such that the cost is allocated to cost of software solutions and cost of services, as appropriate.

Our presentation of reimbursable expense revenue has also changed. Historically, we have stated the related revenue and expense amounts separately on our Consolidated Statement of Operations. Beginning with the fourth quarter of 2005, we adopted the industry practice of including reimbursable expense revenue in services revenue, and the related costs in cost of services.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following chart illustrates the previous and current classifications of revenue:

	December 31,
	2005	2004	2003
Revenue
Previous Classification
Software licenses	$46,176	$33,392	$39,084
Development services	50,325	30,672	26,782
Contract	42,526	72,877	126,488
Services	87,236	98,370	123,628
Reimbursable expense	9,992	10,451	13,574
Maintenance	100,612	116,766	136,097

Total Revenue	$336,867	$362,528	$465,653

Current Classification
Software solutions	$89,937	$54,155	$61,115
Services	103,792	118,731	141,953
Maintenance	100,612	116,765	136,097
Contract	42,526	72,877	126,488

Total Revenue	$336,867	$362,528	$465,653

Costs of Revenue
Previous Classification
Software licenses	$5,694	$7,645	$3,702
Development services	13,369	18,041	23,261
Contract	1,575	4,718	11,844
Amortization of acquired technology	—	369	579
Reimbursable expense	9,992	10,451	13,574
Services and maintenance	89,423	105,504	133,962

Total Costs of Revenue	$120,053	$146,728	$186,922

Current Classification
Software solutions	$14,720	$20,137	$23,939
Services and maintenance	103,758	121,504	150,560
Contract	1,575	4,718	11,844
Amortization of acquired technology	—	369	579

Total Costs of Revenue	$120,053	$146,728	$186,922

3.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in our consolidated balance sheets. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of December 31, 2005 and 2004 were as follows:

	2005	2004
Short-term time deposits	$7,244	$28,649
Commercial paper	28,094	23,792

	$35,338	$52,441

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in debt securities with original maturities in excess of three months, which are held for purposes of funding our current operations, are classified as available for sale and reported as short-term investments in our consolidated balance sheets. A portion of our investments consists of auction rate securities (ARS) which have an interest rate that resets generally every 7 to 28 days. Short-term investments were as follows:

	Amortized Cost	Unrealized Loss	Estimated Fair Value
December 31, 2004
Auction rate securities	$118,000	$—	$118,000
US Governmental Obligations	26,706	(174)	26,532

	$144,706	$(174)	$144,532

In addition to our short-term investments, the company holds minority equity investments in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, we wrote off the book value of all these investments as the decline in fair value was considered other than temporary. At December 31, 2005, the remaining carrying amount of our investments was zero.

4.    Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable at December 31, 2005 and December 31, 2004 include billed receivables of approximately $23.0 million and approximately $32.8 million, respectively and unbilled receivables of approximately $2.9 million and approximately $4.6 million, respectively. Unbilled receivables relate to revenues that have been recognized, but not invoiced. Such receivables are generally invoiced in the month following recognition as revenue.

Activity in the allowance for doubtful accounts was as follows:

	2005	2004	2003
Balance at beginning of period	$985	$3,098	$10,368
Provision (credit) for bad debts in costs and expenses	(45)	(1,623)	(3,657)
Write-offs, net of recoveries and other adjustments	(39)	(490)	(3,613)

Balance at end of period	$901	$985	$3,098

5.    Premises and Equipment and Lease Commitments

Premises and equipment as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Computer equipment and software	$38,362	$55,546
Furniture and fixtures	23,508	32,184
Leasehold improvements	19,976	20,918

	81,846	108,648
Less: Accumulated depreciation	(67,790)	(89,661)

	$14,056	$18,987

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of premises and equipment totalled $6.3 million in 2005, $11.4 million in 2004 and $21.7 million in 2003. Depreciation is calculated using the straight-line method. We disposed of net premises and equipment totalling $1.1 million in 2005, $1.4 million in 2004 and $10.0 million in 2003.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $11.8 million in 2005, $12.9 million in 2004 and $26.9 million in 2003.

Future minimum lease payments under all non-cancellable operating leases, including lease payments for restructured facilities, but excluding estimated sublease income of $4.9 million from restructured facilities (See Note 11 — Restructuring Charges and Adjustments for more details) as of December 31, 2005 are as follows:

2006	$15,586
2007	10,756
2008	8,017
2009	7,353
2010	3,073
Thereafter	552

Total	$45,337

6.    Borrowings and Debt Issuance Costs

5% Senior Convertible Notes

In November 2005, we issued $75.0 million of 5% senior convertible notes with a maturity date of November 15, 2015 and 484,889 detachable warrants for common stock with an exercise price of $15.4675 per share and a 10-year life to the purchasers of the notes containing traditional anti-dilution adjustments, on a pro-rata basis in accordance with their investment in the notes. The issuance of the notes included an over-allotment option, which allowed the holders a 60-day option to purchase up to an additional $11.25 million of the notes, on a pro rata basis. As of December 31, 2005, $3.75 million of the option had been exercised. The remainder of the option was exercised in January 2006. See Note 17 — Subsequent Events. The notes are effectively junior to any of our secured obligations to the extent of the value of the assets securing such obligations. There were no subsidiary guarantees related to the issuance of the 5% convertible notes.

The notes are convertible, subject to certain conditions, into cash and shares, if any, of our common stock at an initial conversion price of $15.4675 per share, which is subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. The total number of shares of our common stock deliverable upon conversion of the notes and exercise of the warrants is limited to approximately 4.1 million shares, absent receipt of stockholder approval of the issuance of additional shares. Upon receipt of shareholder approval the maximum number of shares that can be issued upon conversion is limited to approximately 4.8 million. Subject to certain conditions, to the extent that more shares of our common stock would otherwise be issuable upon the conversion of the notes or the exercise of the warrants, we will be required to settle such conversions or exercises in cash by paying the value of our common stock into which the notes would otherwise be convertible or the warrants would otherwise be exercisable.

At any time after May 15, 2008 and prior to May 15, 2010, the holders may convert their notes upon the occurrence of certain events such as a change of control, a termination of trading of our common stock and the closing sale price of our common stock being equal to or greater than 150% of the conversion price then in effect

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of a particular fiscal quarter.

On or after May 15, 2010 and on or prior to the close of business on the business day immediately prior to November 15, 2015, the notes will be convertible at any time at the holders’ option.

The notes contain provisions that allow the holders, upon a change of control or a termination of trading of our common stock, to require us to repurchase for cash any or all of the notes at 100% of the principal amount plus accrued and unpaid interest. If the change in control or termination of trading occurs prior to November 15, 2010, a holder who elects to convert will be entitled to receive a make-whole premium, equal to the approximate lost option time value.

Prior to May 20, 2008, the Notes are not redeemable at our option. On or after May 20, 2008, we may redeem the Notes at any time or from time to time in whole or in part, for cash, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date, so long as (i) the last reported sale price of our Common Stock has exceeded 175% of the conversion price then in effect for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which we deliver to the holders the notice of redemption and (ii) on the date that we deliver a redemption notice through the date of redemption, the Common Stock issuable upon conversion of the Notes is either (1) covered by a registration statement covering resales thereof that is effective and available for use and is expected to remain effective and available for use for the 30 days following the date of such redemption notice or (2) eligible to be resold by non-affiliates pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

Holders of the notes have the right to require us to repurchase all or any portion of the notes on November 15, 2010 at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to but excluding such repurchase date.

If we redeem our Series B Preferred Stock, we must also offer to repurchase the notes for cash at a purchase price equal to 100% of the principal amount of the notes plus shares equal to the conversion value, if any, plus accrued and unpaid interest to but excluding the repurchase date; provided, that if we redeem less than all of the outstanding shares of our Series B Preferred Stock, we shall be obligated to repurchase only an equivalent and proportionate amount of the notes.

As of December 31, 2005, due to the conversion price exceeding our average stock price, the notes were not convertible into any shares of our common stock. Accordingly, if we were entitled to redeem the notes or effect a conversion at December 31, 2005, the redemption or conversion value would be limited to the $78.8 million of outstanding principal and no shares of our common stock would be issued upon such redemption or conversion.

In accounting for the 5% notes, we determined that components of the notes, including the over-allotment option, a portion of the conversion option and a portion of the liquidated damages clause were derivatives. Derivative instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, index, interest rate or exchange rate. Derivatives must be valued separately and accounted for as an asset, liability or equity, depending on their characteristics. We determined each derivative component should be recorded as a liability. We valued the derivative components using a Black Scholes model or using a model determining what penalties would be incurred if certain conditions were not met. We determined the derivatives to be immaterial. The derivatives will be revalued at each reporting period.

We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ equity portion of our Consolidated Balance Sheet, valued using a Black Scholes model. The effect

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of recording the warrants as equity is that the debt is recorded at a discount to its liquidation value and this discount of $3.1 million is being accreted through earnings over five years. We determined a five year life to be appropriate due to the conversion features in the debt and the probability that the debt would be converted prior to the ultimate maturity.

5.25% Convertible Notes

On November 28, 2005 we called $235.0 million of our $260.0 million of 5.25% convertible subordinated notes due December 15, 2006 for redemption. The notes are convertible at the option of the holder into shares of our common stock at a conversion price of $950 per share at any time prior to maturity. We retired $235.0 million of this debt on December 28, 2005 with proceeds from the sale of our 5% notes, the sale of Trade Services Corporation (TSC) and the sale of our content and data services business and with existing cash balances. The cost for early retirement was a 75 basis points, or $1.8 million, call premium. We recognized a net loss on the retirement of this debt of $3.0 million, including the write-off of related unamortized debt issuance costs. After the retirement, $25.0 million of the 5.25% convertible notes remain outstanding at December 31, 2005, and are classified as a current liability. See Note 17 —Subsequent events.

In September and October of 2005, we retired $50.0 million of our 5.25% convertible subordinated notes due on December 15, 2006. We recognized a net loss on the early retirement of this debt of $0.1 million due to the write-off of related unamortized debt issuance costs. On August 18, 2004, we retired $40.0 million of our convertible subordinated notes due on December 15, 2006. We recognized a net $2.2 million gain for the early retirement of this debt due to a 6.5% purchase discount. These gains and losses are reported in non-operating income (expense), on the consolidated statements of operations and comprehensive income.

Note Payable

In May 2003, we entered into a lease termination agreement with the owner of one of our headquarter buildings that we vacated in January 2003 as part of our restructuring plan. The lease, originally scheduled to expire in 2011, would have required us to pay approximately $43.4 million through the lease’s original date of termination. In consideration for the early termination of the lease, we paid approximately $7.6 million in cash and issued a $6.8 million non-negotiable promissory note due and payable on December 15, 2006. These termination amounts were charged to the restructuring accrual, (see Note 11 — Restructuring Charges and Adjustments). This note was retired on December 6, 2005.

Other

We maintain a $15.0 million letter of credit line with a fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on May 1, 2006. As of December 31, 2005, $3.0 million in letters of credit were outstanding under this line. As of December 31, 2005, restricted cash totalled $4.8 million, of which $4.6 million was pledged as collateral for the letters of credit.

7.    Commitments and Contingencies

Governmental Investigations and Actions

Beginning in the fall of 2001, we and certain members of our Board of Directors received a series of communications from a former officer containing a variety of allegations generally related to revenue recognition and financial reporting, among other things. Our Board of Directors directed our Audit Committee to conduct an

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 9, 2004, the company settled the SEC enforcement proceedings. Without admitting or denying the SEC’s substantive findings against it, the company consented to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws and paid a $10.0 million civil penalty, which was included in general and administrative expense.

The settlement of the SEC enforcement proceedings covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. The SEC’s investigation continues as to other individuals and entities. We continue to cooperate with the staff of the SEC and we are also cooperating with the U.S. Attorney’s Office for the Northern District of Texas, which is also investigating certain matters relating to our restatement.

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

Indemnification Agreements and Guarantees

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in our interim and annual consolidated financial statements about our obligations under certain guarantees and indemnifications. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of December 31, 2005.

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $4.9 million, $4.5 million and $1.4 million of expense for legal fees and expenses for current and former employees during 2005, 2004 and 2003, respectively.

Under the terms of our software license agreements with our customers, we agree that in the event the licensed software infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in substantially all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer from the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Internal Revenue Service Audit

We currently are being examined by the Internal Revenue Service (IRS) regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company and the company presently intends to seek a full statutory abatement of any such penalties which might be assessed. The amount of such assessment could be significant.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of tax and interest assessments of approximately $2.4 million and $0.9 million, respectively, related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. The company was required to pay, and has paid, the assessed tax during the appeals process. The future assessment of a penalty, in addition to the tax and interest, in an amount up to $2.4 million is possible but not probable and no amount has been accrued at December 31, 2005.

On February 15, 2006, we were notified of similar adjustments related to the Indian statutory fiscal year ended March 31, 2003. We have not received formal assessments related to these adjustments, but we estimate that additional tax and interest amounts of approximately $0.7 million and $0.3 million, respectively, may be forthcoming.

We believe the Indian tax authorities’ position regarding our intercompany transactions to be without merit and that all intercompany transactions were conducted at appropriate pricing levels.

Japan Tax Examination

In January 2006, we closed the tax examination by the National Tax Agency in Japan regarding withholding taxes on intercompany payments made by our subsidiary in Japan. No assessment was made.

Certain Accruals

We have accrued for estimated losses in the accompanying consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. We are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. The adverse resolution of any one or more of those matters over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations or cash flows.

8.    Stock Transactions

On June 28, 2005 we entered into a Common Stock Purchase Agreement with R² Investments, LDC, an affiliate of Q Investments Pursuant to the terms and conditions of the Purchase Agreement, R² purchased 1,923,077 shares of i2’s common stock, par value $.00025 per share, at $7.80 per share, the closing price on June 23, 2005 when the transaction was approved by i2’s Board of Directors. The sale resulted in proceeds of $14.9 million after issuance costs of approximately $0.1 million.

On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R² Investments, LDC, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. If we were entitled to effect a conversion we would issue approximately 4.5 million shares in 2005 and 4.4 million shares in 2004, with a value of approximately $63.4 million at December 31, 2005 and $75.6 million at December 31, 2004. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control, unless otherwise agreed to by holders of a majority of outstanding Series B shares, we will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2005 and December 31, 2004 would be approximately $114.4 million and $111.6 million, respectively. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2005 and December 31, 2004 would be $108.2 million and $105.5 million, respectively. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2005 and 2004, we recorded issuance cost accretion of approximately $0.5 million and $0.3 million, respectively, and issued 2,551 shares or $ 2.6 million and 1,448 shares or $1.4 million, respectively, of our Series B preferred stock as payment of our dividend to R² Investments, LDC.

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

9.    Stockholders’ Deficit and Income (Loss) Per Common Share

NASDAQ Listing.    On July 21, 2005, our common stock was re-listed by The NASDAQ Listing Qualifications Panel and began trading on The NASDAQ National Market. In the future, our common stock price may decline to levels that would again cause us not to comply with NASDAQ listing standards. Any failure to maintain the listing of our common stock on The NASDAQ National Market might harm our general business reputation and be a consideration for investors when considering an investment in us, which could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Reverse Stock Split.    All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect the 1-for-25 reverse stock split of our common stock, which was effected at 6:01 p.m. EDT on February 16, 2005.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We may redeem the rights in whole, but not in part, at a price of $0.25 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2005, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

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

Net Income (Loss) Per Common Share.    Basic net income (loss) per common share was computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for the year ended December 31, 2005 the effect of the convertible preferred stock

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is included in the calculation of basic net income per share. The convertible preferred was not dilutive in the period ended December 31, 2004. Additionally in 2003, we experienced a loss from continuing operations, therefore the convertible debt was not dilutive.

Diluted income (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, the effect of our convertible debt is included in the calculation of diluted earnings per share. The effect of our convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB No. 128 — Earnings per Share; therefore, it is similarly included in diluted income per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share under the two-class method and diluted earnings (loss) per share and the number of anti-dilutive shares excluded from such computations for 2005, 2004 and 2003.

	2005	2004	2003
Common and common equivalent shares outstanding using two-class method — basic
Weighted average common shares outstanding	19,675	18,004	17,331
Participating convertible preferred stock	4,409	—	—

Total common and common equivalent shares outstanding using two-class method — basic	24,084	18,004	17,331
Effect of dilutive securities:
Outstanding stock option and share right awards	385	—	—
Convertible debt	—	—	—

Weighted average common and common equivalent shares outstanding — diluted	24,469	18,004	17,331

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,653	4,300	4,107
Convertible debt	5,333	368	671
Convertible preferred stock	—	2,519	—

Total anti-dilutive shares excluded from calculation	8,986	7,187	4,778

10.    Employee Benefit Plans

Employee Retirement Plans.    We maintain 401(k) retirement plans that cover a majority of our employees. Eligible employees may contribute up to 25% of their compensation, subject to certain limitations, to the retirement plans. We may make contributions to the plans at the discretion of our Board of Directors; however, through December 31, 2005, no contributions have been made.

Deferred Compensation.    We recognized compensation expense of $1.0 million in 2005, $1.3 million in 2004 and $1.6 million in 2003 from the amortization of deferred compensation related to certain outstanding

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and stock rights awards. As of December 31, 2005 and 2004, the unamortized portion of deferred compensation totaled $0.9 million and $1.4 million, respectively. These balances are a component of additional paid-in capital.

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

Shares purchased under the plans totaled 111,257 in 2005 and 158,343 in 2004. No shares were purchased under this plan during 2003. As of December 31, 2005, there were 263,306 shares available for purchase under the plans. The plans have an automatic share increase feature whereby the number of shares reserved for issuance under the plans will automatically increase on the first trading day of January each year by an amount equal to 1.0% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event will any such annual increase exceed 240,000 shares. Through December 31, 2005, we have reserved a total 1,102,571 shares of common stock for issuance under the plans. Based upon the number of shares of our common stock outstanding on December 31, 2005, an additional 207,022 shares were reserved for issuance under the plans in January 2006.

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

The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value per share of our common stock on the date of grant for incentive options and nonqualified stock options, respectively. Options granted under this program generally expire after ten years. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested in four equal annual increments; however, since March 2001, options granted generally vest 1% on the date of grant and then 24% on the first anniversary of the grant date. The remaining options vest in 36 equal monthly increments. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

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

The Automatic Option Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted nonqualified options to purchase 6,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Meeting of Stockholders, each non-employee member of the Board of Directors will automatically be granted additional options to purchase 4,250 shares of our common stock, subject to certain conditions.

The 1995 Plan has an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1.6 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion. Through December 31, 2005, we have reserved a total of 11,814,212 shares of common stock for issuance under the plan. Based upon the number of shares reserved for issuance under the plan at December 31, 2005, we limited the number of additional shares reserved in January 2006 to 10,000. Unless extended or terminated, the plan will terminate on October 14, 2014. During the second quarter of 2005, the plan was changed to: (i) increase the number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire to 1,000,000; (ii) increase the initial option grant to 6,000 shares and the annual option grant to 4,250 shares for each eligible non-employee Board member under the Automatic Option Grant Program of our 1995 Plan; and (iii) shorten the vesting period for option grants to eligible non-employee Board members under the Automatic Grant Program to three equal annual installments, with the first such installment vesting one year from the option grant date.

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

The Discretionary Option Grant Program provides for the grant of nonqualified stock options to non-officer employees and consultants. Exercise prices may be less than, equal to, or greater than the fair market value per share of our common stock on the date of grant. Options granted under this program generally expire after ten years and generally vest 25% on the first anniversary of the grant date with the remaining options vesting in 36 equal monthly increments; however, since March 2001, options granted generally vest 1% on the date of grant and then 24% on the first anniversary of the grant date. The remaining options vest in 36 equal monthly increments. Some options granted under this program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans follows (in thousands, except per share amounts):

			Options Outstanding
	Shares Available Future	Stock Rights Awards Outstanding	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2002	4,335	159	4,338	$191.00
Additional shares reserved	866	—	—	—
Granted	(1,527)	3	1,524	48.25
Exercised	—	(49)	(6)	22.50
Canceled/forfeited	1,468	(15)	(1,453)	214.75

Balance, December 31, 2003	5,142	98	4,403	140.25

Additional shares reserved	10	—	—	—
Granted	(946)	111	835	22.50
Exercised	—	(78)	(21)	19.75
Plan expiration	(566)	—	—	—
Canceled/forfeited	1,093	(28)	(1,065)	117.75

Balance, December 31, 2004	4,733	103	4,152	123.25

Additional shares reserved	10	—	—	—
Granted	(2,700)	130	2,570	10.75
Exercised	—	(77)	(5)	14.39
Plan expiration	(6)	—	—	323.12
Canceled/forfeited	1,612	(89)	(1,523)	80.94

Balance, December 31, 2005	3,649	67	5,194	$79.68

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

Included in the 5,194,000 stock options outstanding as of December 31, 2005 were 1,883,000 incentive options and 3,311,000 nonqualified stock options.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information regarding options outstanding and options exercisable, excluding stock rights awards as of December 31, 2005, is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
7.25 — $ 12.50	1,323	$7.82	9.27	350	$8.53
12.51 — 25.00	1,685	17.74	8.50	380	22.21
25.01 — 62.50	811	48.21	5.65	802	48.38
62.51 — 93.75	138	84.61	1.63	138	84.61
93.76 — 137.50	549	107.46	3.06	549	107.46
137.51 — 212.50	360	170.65	3.19	360	170.65
212.51 — 318.75	111	246.99	2.06	111	246.99
318.76 — 500.00	78	414.43	2.72	78	414.43
500.01 — 750.00	39	562.47	2.30	39	562.47
750.01 — 1,000.00	65	952.59	3.31	65	952.59
1,000.01 — 1,250.00	8	1,196.58	1.72	8	1,196.58
1,250.01 — 1,625.00	5	1,440.40	2.15	5	1,440.40
1,625.01 — 2,000.00	20	1,944.40	0.54	20	1,944.40
2,000.01 — 2,301.00	2	2,283.51	1.82	2	2,283.51

Total	5,194	$79.68		2,907	$132.37

Information regarding stock-based compensation awards (including both stock options, stock rights awards and restricted stock awards) outstanding and available for future grants as of December 31, 2005, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. (in thousands, except per share amounts):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	4,853	$76.49	2,619
Plans not approved by stockholders:
2001 Plan	383	89.84	411
Assumed plans of acquired companies	25	324.36	619

Total	5,261	$78.66	3,649

On December 19, 2005, we filed with the SEC on Schedule TO an announcement that the Board of Directors of the company approved an Option Exchange Program. We expect to commence the program in March or April of 2006 with the filing with the SEC of a Schedule TO and related offer materials that will describe the terms and purpose of the Option Exchange Program and other important information. The Option Exchange Program will be subject to certain conditions, and we may delay its commencement, extend its duration, amend its terms, terminate it entirely or make other changes.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In anticipation of the adoption of SFAS No, 123R “Share-Based Payment,” our Board of Directors approved on October 18, 2005, the accelerated vesting of unvested stock options with a grant price of $45.00 and above previously awarded to employees and officers of i2 as of December 19, 2005. The Board took the action with the belief that it is in the best interest of stockholders, as it will reduce i2’s reported compensation expense in future periods.

As a result of the vesting acceleration, options to purchase 211,098 shares of i2 common stock, which would otherwise have vested over the next three years, will become exercisable immediately. The accelerated options have exercise prices ranging from $46.25 to $183.25 per share and have a weighted average exercise price of $49.60 per share. Of the accelerated options, 42,590 options are held by executive officers and 168,508 options are held by other employees. See Note 1 — Summary of Significant Accounting Policies.

11.    Restructuring Charges and Adjustments

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

2004 Restructuring Plan.    In response to our operating losses, in March 2004 we initiated a global workforce reduction plan to further reduce our operating expenses and bring them in line with our current revenue levels. During March 2004, 11 employees were involuntarily terminated. In the second quarter of 2004, we finalized our restructuring plan and an additional 152 employees were involuntarily terminated. These activities resulted in restructuring charges of $5.1 million in 2004.

2002 Restructuring Plan.    In July 2002, we initiated a global restructuring plan to reduce our operating expenses and to bring them into alignment with our revenue levels. Overall expense reductions were necessary to lower our existing cost structure and to realign and reallocate our resources in a manner commensurate with our new operating plan. Declining revenues, gross margins, losses and other performance measures such as revenue per employee during 2002 precipitated the restructuring plan. The plan included the elimination of certain employee positions and the reduction of office space and related overhead expenses. The restructuring charges recorded in the third and fourth quarters of 2002 primarily consisted of severance and termination costs for the involuntarily terminated employees and office closure costs. The majority of the restructuring activity related to the 2002 restructuring charges occurred during 2002 and the remaining actions, such as additional office closures and consolidations and asset disposals, were completed during 2003. During 2002, we recorded restructuring charges totaling $111.9 million. Of this amount, $56.8 million related to employee severance and termination, $35.2 million related to office closure and consolidation and $19.9 million related to asset disposal losses.

2001 and 2002 Restructuring Plans.    We initiated global restructuring plans in 2001 and 2002 to reduce our operating expenses and to bring them into alignment with our expected revenue levels. The plans included the elimination of certain employee positions and the reduction of office space and related overhead expenses. As

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2005, $1.1 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2001 and 2002 restructuring plans.

Consolidated Restructuring Accrual

The following table summarizes the 2005 and 2004 restructuring related payments and accruals, as well as the components of the remaining restructuring accruals, net of estimated sublease income of $1.1 million, included in accrued liabilities at December 31, 2005 and December 31, 2004:

	Employee Severance and Termination	Office Closure and Consolidation	Total
	(in thousands)
Remaining accrual balance at December 31, 2002	$10,569	$48,939	$59,508

Adjustment to accruals previously recorded	786	4,036	4,822
Non-cash utilization in 2003	—	(9,433)	(9,433)
Note issued related to lease termination	—	(6,800)	(6,800)
Payments in 2003	(7,938)	(25,152)	(33,090)

Remaining accrual balance at December 31, 2003	3,417	11,590	15,007

2004 restructuring plan expense	5,071	—	5,071
Adjustments to 2001 and 2002 restructuring plan	(217)	(2,167)	(2,384)
Cash payments	(7,988)	(6,124)	(14,112)

Remaining accrual balance at December 31, 2004	283	3,299	3,582

2005 restructuring plan expense	10,400	2,133	12,533
Non cash write off of fixed assets	—	(162)	(162)
Adjustments to 2001, 2002 and 2005 restructuring plans	595	(1,564)	(969)
Cash payments	(11,044)	(2,361)	(13,405)

Remaining accrual balance at December 31, 2005	$234	$1,345	$1,579

12.    Foreign Currency Risk Management

Because we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency-hedging program utilizing foreign currency forward contracts to hedge selected on-functional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward contracts are included as a component of non-operating income (expense) in our Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2005, we recognized net gains of $1.3 million on foreign currency forward contracts and net losses of $5.5 million on foreign currency transactions. During 2004, we recognized net losses of $3.8 million on foreign currency forward contracts and net gains of $0.6 million on foreign currency transactions. During 2003, we recognized net losses of $5.8 million on foreign currency forward contracts and net gains of $5.4 million on foreign currency transactions.

Details of our foreign currency forward contracts as of December 31, 2005 and 2004 are presented in the following table (in thousands). All of these contracts originated, without premiums, on December 31, 2005 and 2004 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2005 and 2004 and no amounts related to these forward contracts were recorded in our financial statements.

		2005		2004
		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	6,816	$11,780	5,501	$10,588
Canadian Dollars	CAD	9,966	8,598	7,673	6,447
Indian Rupees	INR	496,752	11,012	125,859	2,926
Japanese Yen	JPY	—	—	62,743	610
Forward contracts to sell:
Australian Dollars	AUD	—	—	1,613	1,268
European Euros	EUR	8,101	9,639	21,741	29,721
Japanese Yen	JPY	189,556	1,608	—	—
South African Rand	ZAR	2,980	466	3,190	558

Our foreign currency forward contracts include credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

13.    Income Taxes

Our provision (benefit) for income taxes consists of the following:

	2005	2004	2003
Current:
State	—	(300)	750
Foreign	6,509	5,283	6,774
Deferred:
Foreign	(1,845)	(5,657)	(2,062)

Total	$4,664	$(674)	$5,462

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision (benefit) for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% for 2005, and 34% for 2004 and 2003, respectively to income (loss) from continuing operations before income taxes as follows:

	2005	2004	2003
Expense (benefit) computed at statutory rate	$16,838	$(689)	$2,032
State taxes, net of federal tax benefit	—	(300)	750
Foreign operations	240	(2,533)	(1,411)
Increase/(decrease) in valuation allowance	(12,332)	3,149	3,719
Other	(82)	(301)	372

Provision (benefit) for income taxes	$4,664	$(674)	$5,462

Deferred tax assets and liabilities at December 31, 2005 and 2004 are comprised of the following:

	2005	2004
Deferred tax assets:
Deferred revenue	$21,453	$23,666
Accrued liabilities	15,087	15,533
Research and development tax credits	15,148	12,603
Loss carry-forwards	662,802	634,391
Acquired intangibles	59,578	64,215
Capitalized expenses	68,885	72,511
Other	11,791	12,023

Total deferred tax assets	854,744	834,942
Deferred tax liabilities:
Other	—	(1,177)

Total deferred tax liability	—	(1,177)
Valuation allowance for net deferred tax assets	(847,269)	(828,135)

Net deferred tax assets	$7,475	$5,630

We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the U.S. Aggregate unremitted earnings of foreign subsidiaries that are considered permanently reinvested and for which U.S. income taxes have not been provided totalled $45.2 million and $45.2 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, we had $1.78 billion and $1.76 billion, respectively, of U.S. federal net operating loss carryforwards and $11.8 million and $11.8 million, respectively, of U.S. federal research and development tax credit carryforwards. The U.S. federal net operating loss carryforwards expire in the years 2006 through 2025 and are subject to certain annual limitations. The U.S. federal research and development tax credit carryforwards expire in the years 2006 through 2025. At December 31, 2005 and 2004, we had $85.8 million and $23.0 million, respectively, of U.S. federal capital loss carryforwards. The U.S. federal capital loss carryforwards expire in the years 2006 through 2010.

We had $6.6 million and $9.2 million of foreign net operating loss carryforwards at December 31, 2005 and 2004, respectively. Foreign net operating loss carryforwards at December 31, 2005 totaling $5.1 million expire in the years 2007 through 2008, $1.1 million expire in the years 2008 through 2010 and $0.4 million have no expiration. At December 31, 2005 and 2004, we had $3.3 million and $0.8 million, respectively, of foreign

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development tax credit carryforwards. The foreign research and development tax credit carryforwards have no expiration.

At December 31, 2005, we maintain a full valuation allowance against our U.S. net deferred tax assets and approximately $3.3 million valuation allowance against foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances taking into account various factors, including our financial performance. Despite the valuation allowance, the future tax-deductible benefits related to these deferred tax assets remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

At December 31, 2005, we have recorded approximately $9.0 million in tax contingency reserves relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

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

We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international systems consulting and integration firms and other industry-related partners. Our chief executive officer evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We have not consistently allocated revenues from such sales to individual products for internal or general-purpose financial statements.

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	2005	2004	2003
United States	$178,633	$217,774	$299,353
Non-US Americas	10,489	8,827	9,572
Europe, Middle East and Africa	85,558	72,737	95,901
Greater Asia Pacific	62,187	63,189	60,827

Total Revenue	$336,867	$362,528	$465,652

Revenues from international operations totalled $158.2 million, $144.8 million and $166.3 million in 2005, 2004 and 2003, respectively. No individual customer accounted for more than 10% of our total revenues during 2005, 2004 or 2003.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	2005	2004
United States	$30,438	$34,523
EMEA	468	995
GAP	2,496	2,562

Total Long Lived Assets	$33,402	$38,080

15.    Discontinued Operations

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

On December 1, 2005 and December 16, 2005, respectively, i2 and i2 Technologies Software Private Limited, an India corporation and a subsidiary of i2, sold to IHS Parts Management, Inc. (IHS) certain assets associated with our subsidiary’s content and data services business (CDS). In addition, we agreed to license to IHS certain existing software and patents associated with CDS. In consideration of the transaction, IHS agreed to pay us approximately $30 million in cash and assumed certain liabilities of approximately $6.0 million associated with CDS. Additionally we wrote-off approximately $1.6 million of goodwill associated with the transaction.

As part of the transaction, IHS agreed to sublease certain office space located in India from the i2 India Subsidiary. In addition, we have agreed to perform certain transition and hosting services for IHS to assist in the transition of CDS to IHS.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:

	2005	2004	2003
Operating revenue	$17,467	$26,807	$29,276
Operating expenses	10,033	23,336	22,264

Operating income	7,434	3,471	7,012
Non-operating income (expenses), net	19	(26)	(34)
Gain on sale	36,471	—	—

Net income, net of taxes	$43,884	$3,445	$6,978

16.    Related Party Transactions

In June 1998, Michael E. McGrath, our current Chief Executive Officer, President and Director, founded Integrated Development Enterprise, Inc. or IDe, a private company based in Concord, Massachusetts providing integrated software solutions for development chain management. He has served as Chairman of IDe since October 1998. Prior to our hiring of Mr. McGrath as our Chief Executive Officer and President on February 27, 2005, Mr. McGrath had been bound by the terms of an agreement with IDe pursuant to which he was committed to provide approximately 52 days of service per year to IDe, through January 31, 2007. As consideration for the

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

release of Mr. McGrath from that commitment, we entered into a preferred stock purchase agreement with IDe, dated as of February 28, 2005, pursuant to which we agreed to purchase up to $1.0 million of convertible preferred stock of IDe. Q Funding III, L.P., an affiliate of Q Investments and R2 Investments, LDC, the holder of all of our outstanding shares of Series B preferred stock, also committed to purchase up to $1.0 million of IDe convertible preferred stock, on identical terms, pursuant to the terms of the same preferred stock purchase agreement. During 2005, both we and Q Funding purchased the preferred stock that each of us committed to acquire. Mr. McGrath was released from his service obligation to IDe upon execution and delivery of the preferred stock purchase agreement. Mr. McGrath will continue as chairman of IDe. Mr. McGrath and members of his family hold less than 10% of the common stock of IDe on a fully diluted basis. At December 31, 2005, we evaluated the fair market value of the investment in IDe and determined the investment was impaired and the impairment was other-than temporary. Accordingly we recorded an impairment charge to reduce the carrying value of the investment to zero. The impairment charge is reflected in other expense, net in the income statement.

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

On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R² Investments, LDC, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. If we were entitled to effect a conversion we would issue approximately 4.5 million shares in 2005 and 4.4 million shares in 2004, with a value of approximately $63.4 million at December 31, 2005 and $75.6 million at December 31, 2004. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change of control, unless otherwise agreed to by holders of a majority of outstanding Series B shares, we will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2005 and December 31, 2004 would be approximately $114.4 million and $111.6 million, respectively. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2005 and December 31, 2004 would be $108.2 million and $105.5 million, respectively. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2005 and 2004, we recorded issuance cost accretion of approximately $0.5 million and $0.3 million, respectively, and issued 2,551 shares or $ 2.6 million and 1,448 shares or $1.4 million, respectively, of our Series B preferred stock as payment of our dividend to R² Investments, LDC. Subsequent to this transaction, R2 Investments, LDC became a related party.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Subsequent Events

During January 2006, the remaining $7.5 million of the over allotment option associated with out 5% senior convertible notes was exercised and we received net proceeds of $7.1 million.

During March 2006, we repurchased approximately $1.1 million of our 5.25% convertible notes at par.