Form 10-Q
period 2006-03-31
I2 TECHNOLOGIES INC
filed 2006-05-10
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2006, the Registrant had 20,768,872 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,227	$112,882
Restricted cash	5,903	4,773
Accounts receivable, net	22,732	25,887
Deferred contract costs	311	311
Other current assets	18,373	19,219

Total current assets	156,546	163,072
Premises and equipment, net	13,295	14,056
Intangible assets, net	5,154	4,906
Goodwill	14,760	14,440
Non-current deferred tax asset	5,373	5,971

Total assets	$195,128	$202,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,569	$11,766
Accrued liabilities	33,452	36,925
Accrued compensation and related expenses	14,907	23,847
Deferred revenue	93,678	99,870
Current portion of long-term debt	23,860	25,000

Total current liabilities	176,466	197,408

Long-term debt	83,349	75,691

Total liabilities	259,815	273,099

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 104 issued and outstanding	100,077	100,065
Common stock, $0.00025 par value, 2,000,000 shares authorized, 20,703 shares issued and outstanding	5	5
Warrants for common stock	3,125	3,125
Additional paid-in capital	10,424,058	10,420,262
Accumulated other comprehensive loss	(735)	(1,147)
Accumulated deficit	(10,591,217)	(10,592,964)

Net stockholders’ deficit	(64,687)	(70,654)

Total liabilities and stockholders’ deficit	$195,128	$202,445

See accompanying notes to condensed consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Software solutions	$16,922	$25,409
Services	23,874	27,627
Maintenance	23,214	25,818
Contract	33	3,057

Total revenues	64,043	81,911

Costs and expenses:
Cost of revenues:
Software solutions	3,403	4,927
Services and maintenance	23,336	28,685
Sales and marketing	10,954	18,368
Research and development	8,698	11,800
General and administrative	13,455	25,643
Restructuring charges and adjustments	(50)	11,848

Total costs and expenses	59,796	101,271

Operating income (loss)	4,247	(19,360)

Non-operating income (expense), net	157	(4,760)

Income (loss) before income taxes	4,404	(24,120)
Income tax expense	2,014	1,582

Income (loss) from continuing operations	2,390	(25,702)

Income from discontinued operations, net of taxes	—	1,210

Net income (loss)	$2,390	$(24,492)

Preferred stock dividend and accretion of discount	629	743

Net income (loss) applicable to common shareholders	$1,761	$(25,235)

Net income (loss) per common share applicable to common shareholders:
Total:
Basic	$0.07	$(1.36)
Diluted	$0.07	$(1.36)

Discontinued operations
Basic	$—	$0.06
Diluted	$—	$0.06

Continuing operations including preferred dividend and accretion of discount
Basic	$0.07	$(1.42)
Diluted	$0.07	$(1.42)

Weighted-average common shares outstanding:
Basic	25,195	18,613
Diluted	25,653	18,613

See accompanying notes to condensed consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Comprehensive income (loss):
Net income (loss) applicable to common shareholders	$1,761	$(25,235)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities arising during the period	—	4
Foreign currency translation adjustments	412	(1,496)

Total other comprehensive income (loss)	412	(1,492)

Total comprehensive income (loss)	$2,173	$(26,727)

See accompanying notes to condensed consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,390	$(24,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,814	1,713
Stock option expense	3,652	—
Amortization of deferred compensation	138	188
Gain on sale of securities	(501)	—
(Gain) loss on disposal of equipment	(29)	718
Provision (credit) for bad debts charged to costs and expenses	(34)	163
Deferred income taxes	905	230
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	3,254	3,431
Other current assets	625	(491)
Accounts payable	(1,181)	964
Accrued liabilities	(4,049)	15,873
Accrued compensation and related expenses	(8,916)	(4,991)
Deferred revenue	(6,042)	1,189

Net cash used in operating activities	(7,974)	(5,505)

Cash flows from investing activities:
Restrictions (added to) released from cash	(1,130)	1,720
Purchases of premises and equipment	(578)	(1,008)
Proceeds from sale of of premises and equipment	141	—
Purchases of short-term investments	—	(20,000)
Proceeds from sale of short-term investments	—	16,850
Proceeds from sale of securities	501	—
Business acquisition	(569)	—
Purchases of long-term investments	—	(500)

Net cash used in investing activities	(1,635)	(2,938)

Cash flows from financing activities:
Repurchase of debt	(1,140)	—
Proceeds from sale of convertible debt	7,500	—
Payment of debt issuance costs	(493)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	6	8

Net cash provided by financing activities	5,873	8

Effect of exchange rates on cash	81	(1,319)

Net change in cash and cash equivalents	(3,655)	(9,754)
Cash and cash equivalents at beginning of period	112,882	133,273

Cash and cash equivalents at end of period	$109,227	$123,519

Supplemental cash flow information
Income taxes paid (net of refunds received)	$1,769	$1,380
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$629	$743

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of enterprise supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often bundled with other offerings, including services we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals discussed in Note 5, Restructuring Charges and Adjustments, and Note 8, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006 with the SEC (2005 Annual Report on Form 10-K).

Recent Accounting Pronouncements. None.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Short-term time deposits	$7,951	$7,244
Commercial paper	53,478	28,094

	$61,429	$35,338

In addition to our short-term investments, we hold minority equity investments in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of all these investments as the decline in fair value was considered other than temporary.

3. Leases

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. Future minimum lease payments under our non-cancellable operating leases, including lease payments for restructured facilities without consideration of offsetting estimated sublease income of $4.3 million from the restructured facilities (See Note 5, Restructuring Charges and Adjustments, for more details) as of March 31, 2006 are as follows:

2006	$12,441
2007	12,356
2008	9,923
2009	8,309
2010	3,530
Thereafter	626

Total	$47,185

4. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related debt issuance cost recorded on our condensed consolidated balance sheet at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Convertible subordinated notes, 5.25% annual rate payable semi-annually, due December 15, 2006	$23,860	$25,000
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	83,349	75,691

Total debt	$107,209	$100,691
Less current portion	23,860	25,000

Long-term debt	$83,349	$75,691

Capitalized debt issuance costs, net	$5,088	$4,906

During January 2006, the remaining $7.5 million of the over allotment option associated with our 5% senior convertible notes was exercised and we received net proceeds of $7.0 million.

During March 2006, we repurchased approximately $1.1 million of our 5.25% convertible notes at par.

5. Restructuring Charges and Adjustments

2005 Restructuring Plan. On March 30, 2005, we implemented a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of March 31, 2006, $0.3 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2005 restructuring plans.

2001 and 2002 Restructuring Plans. We initiated global restructuring plans in 2001 and 2002 to reduce our operating expenses and to bring them into alignment with our expected revenue levels. The plans included the elimination of certain employee positions and the reduction of office space and related overhead expenses. As of March 31, 2006, $0.6 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2001 and 2002 restructuring plans.

Consolidated Restructuring Accrual. The following table summarizes the 2006 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at March 31, 2006 and December 31, 2005:

	Employee Severance and Termination	Office Closure and Consolidation	Total
December 31, 2005	$234	$1,343	$1,577

Adjustments to 2001 and 2002 restructuring plan	—	(50)	(50)
Cash payments	(6)	(358)	(364)

Remaining accrual balance at March 31, 2006	$228	$935	$1,163

The accrual for office closure and consolidation of $0.9 million at March 31, 2006 represents future payments to be made for facilities that we have exited as part of our restructuring plans. This accrual is net of estimated sublease income of $1.3 million. The remaining payments related to restructured facilities extend into the third quarter of 2007.

6. Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share. Basic net income (loss) per common share was computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for the three-month period ended March 31, 2006, the effect of the convertible preferred stock is included in the calculation of basic net income per share. The convertible preferred stock was anti-dilutive for the three-months ended March 31, 2005, and was therefore excluded from the two-class method calculation of basic earnings per share.

Diluted net income (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Therefore, for the three month period ended March 31, 2005 the basic and diluted net loss per common share are the same. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security, and the effect is not anti-dilutive. The effect of the convertible debt is anti-dilutive for the periods ended March 31, 2006 and March 31, 2005. The effect of our convertible preferred stock is included in basic net income per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128 – “Earnings per Share,” therefore, it is similarly included in diluted income per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic net income (loss) per share under the two-class method and diluted earnings (loss) per share and the number of anti-dilutive shares excluded from such computations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	20,703	18,613
Participating convertible preferred stock	4,492	—

Total common and common equivalent shares outstanding using two-class method - basic	25,195	18,613

Effect of dilutive securities:
Outstanding stock option and share right awards	437	—
Warrants associated with 5% debt	21	—

Weighted average common and common equivalent shares outstanding - diluted	25,653	18,613

Anti-dilutive share excluded from calculation: Outstanding stock option and share right awards	2,757	3,954
Participating convertible preferred stock	—	4,320
Convertible debt	301	320

Total anti-dilutive shares excluded from calculation	3,058	8,594

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended March 31,
	2006	2005
United States	$34,836	$42,162
Non-U.S. Americas	3,482	1,935
Europe, Middle East and Africa	12,418	25,724
Greater Asia Pacific	13,307	12,090

Total Revenue	$64,043	$81,911

Revenues from international operations totaled $29.2 million and $39.7 million during the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, no individual customer accounted for more than 10% of total revenues. During the three months ended March 31, 2005, one customer accounted for approximately 10% of total revenues.

Long-lived assets, excluding deferred taxes, by geographic region, as reported to our CEO, were as follows:

	March 31, 2006	December 31, 2005
United States	$30,230	$30,438
Europe, Middle East and Africa	351	468
Greater Asia Pacific	2,628	2,496

Total Long Lived Assets	$33,209	$33,402

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

On June 9, 2004, the company settled the SEC enforcement proceedings. Without admitting or denying the SEC’s substantive findings against it, the company consented to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws and paid a $10.0 million civil penalty, which was included in general and administrative expense, in our financial statements for the year ended December 31, 2004.

The settlement of the SEC enforcement proceedings covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. On March 23, 2006, the SEC settled the civil charges against Mr. Lancaster. The SEC’s investigation continues as to other individuals and entities. We continue to cooperate with the staff of the SEC and we are also cooperating with the U.S. Attorney’s Office for the Northern District of Texas, which is also investigating certain matters relating to the 2003 restatement of our consolidated financial statements.

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleges fraudulent inducement, breach of contract, breach of fiduciary duty, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between our company and Kmart. Certain of the allegations in Kmart’s complaint are purportedly similar to the subject of the cease-and-desist order entered into by the company in connection with the June 9, 2004 settlement of the SEC enforcement proceedings related to the company’s 2003 restatement as well as the allegations made by the SEC in the subsequent civil action brought against three former officers of the company on July 15, 2005. The complaint states that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. On May 9, 2006, the company and Messrs. Sidhu and Brady entered into a definitive agreement to settle this litigation. Pursuant to the terms of the agreement, the total cash settlement was $10.0 million, which included $5.0 million covered by our insurance carrier and $5.0 million paid by the company. In addition, the company granted Kmart a license to use certain of the company’s software and the company agreed to provide maintenance for some of the company’s software licensed by Kmart. We were fully accrued for our portion of the cash settlement as of March 31, 2006.

Indemnification Agreements

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in our interim and annual consolidated financial statements about our obligations under certain guarantees and indemnifications. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of March 31, 2006.

We have entered into indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, we have paid fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters and may continue to do so in the future.

We have also entered into agreements regarding the advancement of costs with certain officers and employees. Pursuant to these agreements, we have advanced fees and expenses incurred by such officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters, and may continue to do so in the future.

The maximum potential amount of future payments we could be required to make under these indemnification agreements and the agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $2.0 million and $0.8 million of expense for legal fees and expenses for current and former employees during the first quarters of 2006 and 2005, respectively.

Under the terms of our software license agreements with our customers, we agree that in the event the licensed software infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, we will indemnify our customer licensee against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in substantially all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we cannot obtain the right to use, replace or modify the software or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing software or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal. If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be recorded in our consolidated financial statements.

Internal Revenue Service Audit

We currently are being examined by the Internal Revenue Service (IRS) regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company and the company presently intends to seek a full statutory abatement of any such penalties that might be assessed. The amount of such assessment could be significant.

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of tax and interest assessments of approximately $2.4 million and $0.9 million, respectively, related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. We were required to pay, and have paid, the assessed tax during the appeals process. The future assessment of a penalty, in addition to the tax and interest, in an amount up to $2.4 million is possible but not probable and no amount has been accrued at March 31, 2006.

On March 31, 2006, we received assessments totaling approximately $1.1 million, primarily related to similar transfer pricing adjustments for the Indian statutory fiscal year ended March 31, 2003.

We believe the Indian tax authorities’ position regarding our intercompany transactions to be without merit and that all intercompany transactions were conducted at appropriate pricing levels. Accordingly, we have appealed the assessed tax and expect the ultimate assessment will not exceed the tax contingency reserves we have established for these matters.

Japan Tax Examination

In January 2006, the tax examination by the National Tax Agency in Japan regarding withholding taxes on intercompany payments made by our subsidiary in Japan was concluded, and no assessment was made against us.

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

9. Stock-Based Compensation Plans.

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

The Automatic Option Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted nonqualified options to purchase 6,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee member of the Board of Directors will automatically be granted additional options to purchase 4,250 shares of our common stock, subject to certain conditions. The vesting period for option grants to eligible non-employee Board members under the Automatic Grant Program occurs in three equal annual installments, with the first such installment vesting one year from the option grant date.

The 1995 Plan has an automatic share increase feature whereby the number of shares of common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1.6 million shares of common stock or such lesser number of shares of common stock as determined by our Board of Directors in its discretion. Through March 31, 2006, we have reserved a total of 11,824,212 shares of common stock for issuance under the plan. Based upon the number of shares reserved for issuance under the plan at December 31, 2005, we limited the number of additional shares reserved in January 2006 to 10,000, during the second quarter of 2005. The number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire is limited to 1,000,000. Unless extended or terminated, the plan will terminate on October 14, 2014.

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

Assumed Stock Option Plans. In connection with the acquisitions of various companies, we have assumed the stock option plans of each acquired company. While our stockholders approved some of the acquisitions, our stockholders have not specifically approved any of the assumed stock option plans. A total of 1.5 million shares of our common stock have been reserved for issuance under the assumed plans.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation”, using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under stock incentive plans are recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to January 1, 2006, we accounted for stock based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value at the date of grant.

We recorded approximately $3.7 million of total stock based compensation expense for the three month period ended March 31, 2006 as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on our reported cash flow. The allocation of the stock-based compensation expense for the three months ended March 31, 2006 is as follows:

Cost of services and maintenance	$633
Sales and marketing	909
Research and development	844
General and administrative	1,266

Total	$3,652

Under the modified prospective method, of SFAS No. 123(R), we are not required to restate prior financial statements to reflect expensing of share-based compensation. As required by SFAS No. 123(R), we have presented pro forma disclosures of our net loss and net loss per share for the three-month period ended March 31, 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below:

Three Months Ended March 31, 2005
Net loss applicable to common shareholders	$(25,235)
Add: Total stock-based employee compensation expense included in reported net income	188
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,978)

Pro forma net loss	$(36,025)

Net loss per common share - Basic and Diluted:
As reported	$(1.36)
Pro forma	$(1.94)

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended March 31,		ESPP Shares Three Months Ended March 31,
	2006	2005	2006	2005
Expected term (years)	4	4	0.5	0.5
Volatility factor	1.00	1.08	0.99	0.60
Risk-free interest rate	4.6%	3.7%	4.5%	3.5%
Dividend yield	0%	0%	0%	0%

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. We continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, which could materially impact our fair value determinations.

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans is as follows (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2005	5,261	$78.66
Granted
Grant price = Fair Market Value	293	15.88
Exercised	(1)	9.16
Forfeited	(81)	11.87
Expired	(346)	253.92

Outstanding balance, March 31, 2006	5,125	$64.28	7.05	$16,465

Options exercisable at March 31, 2006	2,693	$110.73	5.03	$4,015

In connection with stock option awards, including restricted stock, we recognized compensation expense of $3.8 million and $0.2 million in the three months ended March 31, 2006 and March 31, 2005, respectively. Total compensation cost related to nonvested awards not yet recognized was $22.0 million at March 31, 2006. The expense is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average, grant-date fair value of options granted during the three-month period ended March 31, 2006 and March 31, 2005 was $11.28 and $6.73, respectively. The total fair value of options vested during the three-month period ended March 31, 2006 and March 31, 2005 was $1.1 million and $6.1 million, respectively. The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2006 and March 31, 2005, was less than $0.1 million in each period. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. When we issue shares related to stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

A summary of unvested shares as of March 31, 2006, and change during the three-month period then ended is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2005	2,370	$9.57
Granted
Grant price = Fair Market Value	288	11.28
Vested	(130)	8.50
Forfeited	(81)	9.37

Outstanding balance, March 31, 2006	2,447	$9.83

10. Reclassification of Certain Revenue and Expense

During the fourth quarter of 2005, we underwent an internal review of our revenue classifications. As a result of this review, we implemented an alternative classification of revenue previously reported as development services to more closely reflect the presentation of revenue by our peers and consistent with our sales model.

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

The following chart illustrates the previous and current classifications of revenue for the quarter ended March 31, 2005:

For the Three Months Ended March 31, 2005
Previous classification

Software licenses	$6,780
Development services	20,064
Contract	3,057
Services	23,558
Reimbursable expense	2,634
Maintenance	25,818

Total revenue	$81,911

Current classification

Software solutions	$25,409
Services	27,627
Maintenance	25,818
Contract	3,057

Total revenue	$81,911

11. Subsequent Events

During April 2006, we repurchased approximately $2.0 million of our 5.25% convertible notes.

In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees will have the opportunity to exchange certain stock options for restricted stock units. We are offering to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units to be issued in exchange for a properly tendered eligible option will be based on exchange ratios that depend on the exercise price of the tendered option. The exchange ratios represent the number of option shares to be exchanged for one restricted stock unit and range from 5-for-1 to 72-for-1. Our CEO, CFO and members of our Board of Directors are not eligible to participate in the program.

On May 9, 2006, we entered into a definitive agreement to settle our outstanding litigation with Kmart. The total cash settlement was $10.0 million, which included $5 million covered by our insurance carrier and $5 million to be paid by us, together with our granting Kmart a license to use certain of our software and agreeing to provide maintenance to some of our software licensed by Kmart. We were fully accrued for our portion of the cash settlement as of March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation or ordering as to priority, the following:

•	We have experienced substantial negative operating cash flows and we may not achieve a sustained return to positive cash flow. A failure to control expenses, stabilize or grow revenues and achieve sustained positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $23.9 million of 5.25% convertible subordinated notes mature and will become due and payable on December 15, 2006. Although our current cash balances are sufficient to repay this debt, significant cash outflows in 2006 could impair our ability to do so.

•	Holders of our 5% senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010, and at any time on or after May 15, 2010, and have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. We cannot assure you that, at the time of conversion or required repurchase, we will have the ability to satisfy the cash portion of any such conversion obligation or to make any such required repurchase.

•	The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. If we are unable to incur additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter and we may fail to meet expectations, which might negatively impact the price of our stock. Our limited analyst coverage, which can result in wide variations in earnings estimates, can amplify this impact.

•	We may not benefit from increased demand in the market for information technology and an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.

•	We may not be competitive and increased competition could seriously harm our business. Our strategy to sell next-generation solutions may not be successful.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could harm our business and impair our liquidity.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring initiatives have been executed, and such activities pose risks to our business.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Application of Critical Accounting Policies and Accounting Estimates

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation. See Note 9, Stock Based Compensation Plans, in our Notes to Condensed Consolidated Financial Statements, for further discussion.

Revenues

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

	Three Months Ended March 31, 2006	Percent of Revenue	Three Months Ended March 31, 2005	Percent of Revenue
SOP 97-2 recognition	$6,411	10%	$1,337	2%
SOP 81-1 recognition and recurring items	10,511	17%	24,072	29%

Total software solutions	16,922	27%	25,409	31%
Services	23,874	37%	27,627	34%
Maintenance	23,214	36%	25,818	31%
Contract	33	—	3,057	4%

Total revenues	$64,043	100%	$81,911	100%

Total revenues decreased $17.9 million, or 22%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Details of our revenues are presented below.

Software Solutions. Software solutions revenue includes core license revenue, recurring license revenue, and fees received to develop the licensed functionality. Software solutions revenue recognized under SOP 97-2 was $6.4 million during the first quarter of 2006, an increase of $5.1 million, or 380%, when compared to the first quarter of 2005. We have experienced variability in the timing of recognition of revenue from software solutions under SOP 97-2 and expect this variability to continue. This variability is caused by the timing of contract execution, sales execution, delivery of localized versions of software solutions, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees. In addition, as we continue licensing our new products and determine that they can be implemented without essential services, those solution licenses are eligible for recognition under SOP 97-2 subject to consideration of the specific terms of each arrangement.

Software solutions revenue recognized under SOP 81-1 and other recurring items was $10.5 million in the first quarter of 2006, compared to $24.1 million in the first quarter of 2005, a decrease of $13.6 million or 56%. This decrease is primarily attributable to $8.5 million related to an agreement with Shell Global Solutions International B.V. (comprised of $2.0 million of previously deferred revenue and $6.5 million related to the settlement of outstanding contractual disputes) that was recognized in the first quarter of 2005. We have also experienced variability in the timing of recognition of revenue from software solutions under SOP 81-1 and other recurring revenue and expect this variability to continue. This variability is caused by the timing of development and delivery of licensed functionality, achievement of contractual milestones, cash receipts for arrangements where significant uncertainty exists regarding collectibility of fees, and the timing of signing new and renewal recurring revenue agreements. Another source of variability for software solutions revenue is our focus on selling new products, because there is a high likelihood of providing essential services associated with the new products. License fees received for these arrangements, together with fees for the essential services, are recognized under SOP 81-1 over the period in which the services are performed instead of being recognized upon delivery of the software.

Services. Services revenue is primarily derived from fees for implementation, integration, consulting and training services and is generally recognized when services are performed. In addition, services revenue includes fees received from arrangements to customize or enhance previously purchased licensed software. Services revenue also includes reimbursable expense revenue, with the related costs of reimbursable expenses included in cost of services.

Revenue from services projects decreased $3.8 million, or 14%, during the three months ended March 31, 2006 over the comparable period in 2005. Based on our historical trends, we expect services to continue to fluctuate on a quarterly basis due to the timing of booking new projects and the timing of revenue recognition on these projects. In any period, services revenue is dependent upon a variety of factors, including:

•	the volume of services transactions booked during the current and preceding periods;

•	the number and availability of services resources actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Maintenance. Maintenance revenue decreased $2.6 million, or 10%, during the three months ended March 31, 2006 compared to the same period in 2005. The decrease in maintenance revenue during the three-month period ended March 31, 2006 resulted from a continuing decline in both the number of and dollar amount for maintenance renewals, mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes and dollar amounts for software solutions bookings. There can be no assurance that maintenance revenues will improve, or even remain at current levels.

Contract. Contract revenue consists of fees generated from license, services, and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. Contract revenue decreased $3.0 million, or 99%, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease in contract revenue during the first quarter of 2006 is a result of the lower level of deferred transactions and the occurrence of fewer events that allow the recognition of these revenues. As of March 31, 2006, the deferred contract revenue balance was $7.5 million, comprised of three deferred transactions. In the future, we expect contract revenue to continue to fluctuate on a quarterly basis due to the timing of events allowing recognition of this remaining deferred revenue.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Greater Asia Pacific and Canada. International revenue totaled $29.2 million, or 46% of total revenue, during the three months ended March 31, 2006 and $39.7 million, or 49% of total revenue, during the comparable period in 2005. This decrease is primarily attributable to $8.5 million related to an agreement with Shell Global Solutions International B.V. recorded as revenue in the first quarter of 2005.

Customer Concentration. During the three months ended March 31, 2006, no individual customer accounted for more than 10% of total revenues. During the three months ended March 31, 2005, one customer accounted for approximately 10% of total revenues.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2006	Gross Margin	Three Months Ended March 31, 2005	Gross Margin
Software solutions	$3,403	80%	$4,927	81%
Services and maintenance	23,336	50%	28,685	46%

Total cost of revenues	$26,739		$33,612

Cost of Software Solutions. Cost of software solutions consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are generally expensed when they become payable.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	User product documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions for estimated costs related to service customer claims. We accrue for customer claims on a case-by-case basis.

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer.

Cost of software solutions decreased $1.5 million, or 31%, during the three months ended March 31, 2006 compared to the same period in 2005. The decrease is partly due to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate.

Cost of Services and Maintenance. Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. Cost of services and maintenance decreased $5.3 million, or 19%, during the three months ended March 31, 2006 compared to the same period in 2005. This decrease was partially offset by non-cash stock option expense of $0.6 million in the three months ended March 31, 2006. Services and maintenance headcount decreased 15%, excluding subcontractors, from March 31, 2005 to March 31, 2006, which contributed to a significant decrease in the compensation-related expenses incurred by the services and maintenance organization.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2006	Percent of Revenue	Three Months Ended March 31, 2005	Percent of Revenue
Sales and marketing	$10,954	17%	$18,368	22%
Research and development	8,698	14%	11,800	14%
General and administrative	13,455	21%	25,643	31%
Restructuring charges and adjustments	(50)	—	11,848	14%

Total operating expenses	$33,057		$67,659

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, employee commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $7.4 million, or 40%, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease was partially offset by non-cash stock option expense of $0.9 million in the three months ended March 31, 2006. The decrease was primarily due to reductions in headcount and reduced commissions based on lower bookings. We had a 34% decrease in the number of sales and marketing personnel between March 31, 2005 and March 31, 2006.

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

Research and development expenses decreased $3.1 million, or 26%, for the three months ended March 31, 2006 compared to the same period in 2005. This decrease was partially offset by non-cash stock option expense of $0.8 million, in the three months ended March 31, 2006. The decrease was primarily caused by a 43% decrease in the number of our research and development personnel between March 31, 2005 and March 31, 2006, the continuation of our initiative to have the majority of our development personnel located in India, and a reduction in the usage of third-party contractors. As of March 31, 2006, approximately 62% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal litigation costs. General and administrative expense decreased $12.2 million, or 48%, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease was primarily related to an accrual made in March 2005 of approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities. We also had a 14% decrease in the number of general and administrative personnel between March 31, 2005 and March 31, 2006. The decrease was partially offset by non-cash stock option expense of $1.3 million and the increased cost of our executive department in the three month period ended March 31, 2006. Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the on-going governmental investigations and the other litigation we face.

Restructuring Expense. Restructuring expense decreased $11.9 million for the three months ended March 31, 2006 compared to the same period in 2005. This decrease reflects the impact of the announcement we made on March 30, 2005, a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included involuntarily terminating 184 employees and closing or partially vacating four office locations. During the first quarter of 2005, we recorded a restructuring charge of $11.8 million.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest income	$1,046	$1,404
Interest expense	(1,540)	(4,158)
Realized gains (losses) on investments, net	586	(95)
Foreign currency hedge and transaction losses, net	(216)	(1,210)
Other income (expense), net	281	(701)

Total non-operating income (expense), net	$157	$(4,760)

The decrease in interest income over the comparable periods is the result of the lower average balances of invested funds in the first quarter of 2006 when compared to the first quarter of 2005, partially offset by higher average interest rates earned on invested funds. The decrease in interest expense during the first quarter of 2006 compared to the first quarter of 2005 is a result of lower debt levels from the retirement of $286 million of our 5.25% convertible subordinated notes due December 15, 2006. The realized gains on investments are primarily due to the liquidation of our previous investment in two privately-held start-up companies in the first quarter of 2006. Foreign currency losses decreased approximately $1.0 million due to the U.S. dollar being generally flat during the first quarter of 2006. Other income (expense), net includes a refund of sales taxes of approximately $0.4 million received in the first quarter of 2006.

Provision for Income Taxes

We recognized income tax expense, predominately foreign taxes, of $2.0 million and $1.6 million during the three months ended March 31, 2006 and March 31, 2005, respectively, representing effective income tax rates of 45.7% in the 2006 period and (6.9)% in the 2005 period. The effective tax rates vary from the U.S. federal statutory rate primarily due to fluctuations in our valuation allowance.

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

Contractual Obligations

During the three months ended March 31, 2006, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2005 Annual Report on Form 10-K, as filed with the SEC on March 15, 2006.

Off-Balance-Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital deficit was $19.9 million at March 31, 2006 compared to a working capital deficit of $34.3 million at December 31, 2005, an improvement of $14.4 million or 42%. The decrease in our working capital deficit resulted from a $20.9 million decrease in current liabilities (comprised of decreases of $8.9 million in accrued compensation and related expenses, $6.2 million in deferred revenue, $3.5 million in accrued liabilities, $1.1 million in the current portion of long-term debt and $1.2 million in accounts payable), partially offset by a $6.5 million decrease in current assets (comprised of decreases of $3.2 million in accounts receivable, $2.5 million in cash, including restricted cash, and $0.8 million in other current assets).

Included in the calculation of working capital is deferred revenue. At March 31, 2006, we had approximately $93.7 million of deferred revenue recorded on our balance sheet, representing pre-paid revenue for all of our different revenue categories. For the three months ended March 31, 2006, we had an overall average gross margin of approximately 59%. Generally, deferred revenue includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are generally less than the amount of the liability.

Cash and cash equivalents were $109.2 million at March 31, 2006 compared to $112.9 million at December 31, 2005, a decrease of $3.7 million. The decrease in cash and cash equivalents was the result of $8.0 million of cash used in operating activities and $1.6 million of cash used in investing activities, which was partially offset by $5.9 million of cash generated by financing activities.

We had negative cash flow from operating activities of $8.0 million in the three months ended March 31, 2006. Cash outflows in the quarter included $12.0 million of employee bonuses accrued in 2005, the payment of a $2.7 million premium related to our 2006 director and officer insurance coverage as well as $0.9 million of other pre-paid expenses.

We used approximately $1.6 million of cash in investing activities. The primary uses of cash in investing activities were an increase in restricted cash of $1.1 million and purchases of premises and equipment and a business acquisition of $1.1 million. These uses of cash were partially offset by proceeds of $0.5 million from the sale of securities.

The primary changes in cash from financing activities were the issuance of additional 5% senior convertible notes, providing net proceeds of approximately $7.0 million, and the repurchase of approximately $1.1 million of our 5.25% convertible subordinated notes at par.

We maintain a $15.0 million letter of credit line with a fee equal to 0.375% per year on the face amount of the letters of credit and an unused commitment fee of 0.15% per year on the average daily-unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and previously had an expiration date of May 1, 2006. During the first quarter, we renewed and extended this letter of credit line at the same terms and conditions to a new expiration date of December 15, 2008. As of March 31, 2006, $2.5 million in letters of credit were outstanding under this line and $5.3 million in restricted cash was pledged as collateral.

In addition to assessing our liquidity based on working capital, management also considers our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt. At March 31, 2006, our outstanding short-term and long-term debt consisted of $23.9 million of 5.25% convertible subordinated notes due in December 2006, and $86.3 million face value of 5% senior convertible notes, due in 2015. Our net cash balance at March 31, 2006 was $7.9 million compared to $17.0 million at December 31, 2005, a decrease of $9.1 million. We are obligated to pay approximately $5.6 million of interest annually on our outstanding debt.

The $23.9 million of our outstanding 5.25% convertible subordinated notes will mature and become due and payable on December 15, 2006. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010 and at any time on or after May 15, 2010. Upon conversion of the senior convertible notes, we will be required to satisfy our conversion obligation with respect to the principal amount of the convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

The indenture governing the 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. Such covenant specifies that we shall not, and that we shall not permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under the senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and

$50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture).

We have experienced negative operating cash flows during the quarter ended March 31, 2006 and the three years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. Historically, we have financed our operations and met our capital expenditure requirements primarily through long-term borrowings and sales of equity securities. We are evaluating opportunities to obtain additional liquidity, including through the establishment of a working capital line of credit. In addition, we continue to consider strategic opportunities to raise additional capital through sales of common stock. However, we cannot assure you that we will be able to refinance any of our existing indebtedness, raise additional capital or obtain additional financing, particularly because of our existing levels of debt and the debt incurrence restrictions imposed by the indenture governing our 5% senior convertible notes. In the absence of such resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totaled 46% and 49% of total revenues for the three months ended March 31, 2006 and March 31, 2005, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We have established a foreign currency-hedging program that utilizes foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 50 basis points between December 31, 2005 and March 31, 2006. As of March 31, 2006, the weighted-average yield on time deposits and debt securities we held was 4.36% compared to 3.70% for time deposits and debt securities held as of December 31, 2005.

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

Market Price Risk. We have also invested in several privately held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of all these investments as the decline in fair value was considered other than temporary. During the three months ended March 31, 2006, we liquidated two such investments for cash, resulting in a gain on sale of securities of $0.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our CEO and CFO in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

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

We have experienced substantial negative cash flows during the quarter ended March 31, 2006 and for the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Additionally, in 2005 we disposed of operations that generated positive income and cash flow. We used the proceeds from these disposals to pay down existing debt. Although we implemented restructuring activities in early 2005 focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to maintain expense levels, stabilize or grow revenues, achieve positive cash flows and obtain additional equity or debt financing as needed will impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations, cash flow and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $5.6 million annually in interest on our $110.1 million face value of convertible notes. Continued negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and maintain existing customer relationships and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Have A Negative Net Working Capital Balance Which May Require Additional Private Or Public Debt Or Equity Financing To Meet Working Capital Needs And To Repay Our Existing Debt When It Becomes Due. This May Have A Substantial Dilutive Effect On The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. We Have $23.9 million of 5.25% Convertible Subordinated Notes That Are Due In December 2006 And $86.3 Million Face Value Of Our 5% Senior Convertible Notes Outstanding As Of March 31, 2006. Our Working Capital May Be Insufficient To Repay The Convertible Subordinated Notes When Due Or To Satisfy The Conversion Obligation With Respect To the Principal Amount Of the Senior Convertible Notes Upon Conversion.

At March 31, 2006, we had a negative net working capital balance of $19.9 million. Our cash position may continue to decline in the future, primarily due to cash outflows associated with our operations, our debt service obligations and our prior restructuring activities. Unless we are able to maintain expense levels, stabilize or grow revenues and achieve consistent positive cash flows, our ability to support our operations and our liquidity may be further impaired. We may not be successful in obtaining or maintaining an adequate level of cash resources.

We have $23.9 million of outstanding 5.25% convertible subordinated notes that will mature and become due and payable on December 15, 2006. In addition, we have $86.3 million face value of our 5% senior convertible notes outstanding as of

March 31, 2006. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010 and at any time on or after May 15, 2010. Upon conversion of the senior convertible notes, we will be required to satisfy our conversion obligation with respect to the principal amount of the senior convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

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

Our 5% Senior Convertible Notes Contain Covenants That Restrict Our Ability To Incur Additional Indebtedness.

The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. Such covenant specifies that we shall not, and that we shall not permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under the senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and $50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture).

We cannot assure you that we will be able to refinance any of our existing indebtedness, raise additional capital or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the indenture governing our 5% senior convertible notes. In the absence of such resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

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

Continued Decreased Levels Of Demand For Our Enterprise Products And Services Could Significantly Reduce Our Revenues.

Historically, we have derived a substantial portion of our revenues from licenses of our enterprise products and related services. Our enterprise solutions principally include solutions to address supply and demand management, transportation and distribution management, execution and collaboration, supplier relationship management, as well as data management and analytics. We expect software solution revenues and maintenance and consulting contracts related to our enterprise products to continue to account for a substantial portion of our revenues for the foreseeable future. We have experienced a sharp decrease in the demand for our enterprise products and related services due to a number of factors, including sales execution, product competitiveness and questions regarding our viability, which have led to a decline in our revenues. Other factors, such as competition and technological change and the existing and potential litigation and other proceedings against us, could also adversely impact demand for, or market acceptance of, these applications.

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

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 8 — Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, covers the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. On March 23, 2006, the SEC settled the civil charges against Mr. Lancaster. We continue to cooperate with the staff of the SEC and we are also cooperating with the U.S. Attorney’s Office for the Northern District of Texas, which has also been investigating certain matters relating to the 2003 restatement of our consolidated financial statements.

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

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business.

In 2005, we executed restructuring initiatives in an effort to achieve our profitability objectives. This restructuring involved, among other things, reducing our workforce and decreasing continued development of functionality for certain of our products. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and impact the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Additionally, during 2005, we announced the reorganization of our sales and services operating structure from primarily geographic to primarily industry-focused field groups. Failure to achieve the desired results of our strategic initiatives would harm our business, results of operations, cash flow and financial condition.

Because Our Software Solutions Are Intended To Work Within Complex Business Processes, Implementation Or Upgrades Of Our Solutions Can Be Difficult, Time-Consuming And Expensive, And Customers May Be Unable To Implement Or Upgrade Our Solutions Successfully Or Otherwise Achieve The Benefits Attributable To Our Solutions. This May Result In Customer Dissatisfaction, Harm To Our Reputation And Cause Non-Payment Issues.

Our solutions typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our solutions. As a result, some customers may have difficulty implementing our solutions successfully or otherwise achieving the benefits attributable to our solutions. Delayed or ineffective implementation or upgrades of our software and services may limit our sales opportunities, result in customer dissatisfaction and harm to our reputation, or cause non-payment issues.

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our Solutions Operations are located, and other foreign countries such as China and Russia where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Any litigation to defend our intellectual property rights could be time-consuming and costly.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. As a result, we may be subject to claims of intellectual property infringement. Although we are not aware that any of our solutions infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future solutions. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation or damages, cause product shipment delays or the loss or deferral of sales, or require us to enter into royalty or licensing agreements. If we enter into royalty or licensing agreements in settlement of any litigation or claims, these agreements may not be on terms favorable to us. Unfavorable royalty and licensing agreements could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Our software programs may contain errors. Although we conduct testing and quality assurance through a release management process, we may not discover errors until our customers install and use a given product or until the volume of services that a product provides increases. On occasion, we have experienced delays in the scheduled introduction of new and enhanced solutions because of errors. Errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delays in market acceptance, diversion of development and consulting resources and claims against us by customers.

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

We May Not Be Successful In Convincing Customers To Migrate To Current Or Future Releases Of Our Solutions, Which May Lead To Reduced Consulting And Maintenance Revenues And Less Future Business From Existing Customers.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our solutions. This may lead to our loss of consulting and maintenance revenues and future business from customers that continue to operate prior versions of our solutions or choose to no longer use our solutions.

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

We Are Dependent On Third-Party Software That We Incorporate Into And Include With Our Solutions And Impaired Relations With These Third Parties, Defects In Third-Party Software Or The Inability To Enhance Their Software Over Time Could Harm Our Business.

We incorporate and include third-party software into and with certain of our solutions. Additionally, we may incorporate and include additional third-party software into and with our solutions in future product offerings. The operation of our solutions could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities, or to remain in business.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 46% of our total revenues during the first quarter of 2006, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

The Expansion Of Our Operations In India Poses Significant Risks That Could Impair Our Ability To Develop Our Solutions, Implement Our Solutions Or Put Our Solutions At A Competitive Disadvantage.

We have shifted a large portion of our software solutions and other development and services capacity to India. However, we may not fully achieve the cost savings and other benefits that we anticipate from this program and we may not be able to attract or retain sufficient numbers of developers and consultants with the necessary skill sets in India to meet our needs. The distributed nature of our development and consulting resources could create further operational challenges and complications. Additionally, we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, ability to obtain work permits, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our solutions at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

We May Not Successfully Integrate The Products, Technologies Or Businesses From, Or Realize The Intended Benefits Of, Acquisitions, And We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful, Which Could Seriously Harm Our Business.

Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse effect on our business, results of operations, cash flow and financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing solutions and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operations, cash flow and financial condition.

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

We May Become Subject To Product Liability Claims That Could Seriously Harm Our Business.

Our software solutions generally are used by our customers in mission-critical applications where component failures could cause significant damages. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our insurance policies may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and have a material adverse effect on our business, results of operations, cash flow and financial condition.

We May Not Be Able to Fully Realize The Benefits Of Our Deferred Tax Assets.

If we do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire, and we will be unable to fully realize the benefits of our deferred tax assets.

Risks Related To Our Industry

If Our Solutions Are Not Able To Deliver Fast, Demonstrable Value To Our Customers, Our Business Could Be Seriously Harmed.

Enterprises are requiring their application software vendors to provide faster time to value on their technology investments. We must continue to improve the speed of our implementations and the pace at which our solutions deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors do so more effectively than we do, our business, results of operations, cash flow and financial condition could be materially and adversely affected.

Releases Of And Problems With New Solutions May Cause Purchasing Delays, Which Would Harm Our Revenues.

Our practice and the practice in the industry is to periodically develop and release new solutions and enhancements. As a result, customers may delay their purchasing decisions in anticipation of our new or enhanced solutions, or products of competitors. Delays in customer purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Risks Related To Our Stock

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult To Resell Common Stock At Attractive Prices.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. The following factors could significantly affect the market price of our common stock:

•	negative cash flows,

•	additional equity or debt financing transactions,

•	continued quarterly variations in our results of operations,

•	the market or system on which our common stock trades,

•	announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us,

•	technological innovations by our competitors or us,

•	stock valuations or performance of our competitors,

•	general market conditions, geopolitical events or market conditions specific to particular industries, and

•	perceptions in the marketplace of performance problems involving our solutions.

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

Our Executive Officers And Directors, In Particular Sanjiv Sidhu And An Affiliate Of Q Investments, Have Significant Influence Over Stockholder Votes.

As of April 18, 2006, our current executive officers and directors together beneficially owned approximately 31.8% of the total voting power of our company, approximately 26.6% of which was beneficially owned by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially owns approximately 22.9% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2006, we issued and sold $7.5 million in aggregate principal amount of our 5% senior convertible notes due 2015 to the holders of our previously-issued 5% senior convertible notes, on a pro rata basis based on the aggregate principal amount of notes originally purchased by such holders on November 21, 2005. The senior convertible notes were sold in a private placement pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act. The terms of conversion of the senior convertible notes are set forth in our Current Report on Form 8-K filed with the SEC on November 29, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1	—	Second Amendment to Employment Agreement, dated as of February 1, 2006, between i2 and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 2, 2006)

31.1	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer) of i2.

31.2	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer) of i2.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

May 9, 2006	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(Principal Accounting and Financial Officer)