Form 10-Q
period 2006-06-30
I2 TECHNOLOGIES INC
filed 2006-08-14
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 2, 2006, the Registrant had 20,779,588 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2006

ITEM 1. FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2006	December 31, 2005
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,600	$112,882
Restricted cash	5,035	4,773
Accounts receivable, net	22,845	25,887
Deferred contract costs	311	311
Other current assets	16,172	19,219

Total current assets	172,963	163,072

Premises and equipment, net	12,656	14,056
Intangible assets, net	4,843	4,906
Goodwill	14,760	14,440
Non-current deferred tax asset	5,766	5,971

Total assets	$210,988	$202,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,643	$11,766
Accrued liabilities	26,469	36,925
Accrued compensation and related expenses	19,225	23,847
Deferred revenue	103,487	99,870
Current portion of long-term debt	21,848	25,000

Total current liabilities	181,672	197,408

Total long-term debt, net	83,507	75,691

Total liabilities	265,179	273,099

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 104 issued and outstanding	101,472	100,065
Common stock, $0.00025 par value, 2,000,000 shares authorized, 20,778 shares issued and outstanding	5	5
Warrants for common stock	3,125	3,125
Additional paid-in capital	10,429,941	10,420,262
Accumulated other comprehensive income (loss)	1,045	(1,147)
Accumulated deficit	(10,589,779)	(10,592,964)

Net stockholders’ deficit	(54,191)	(70,654)

Total liabilities and stockholders’ deficit	$210,988	$202,445

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$15,388	$23,489	$32,310	$48,898
Services	26,143	27,534	50,017	55,161
Maintenance	23,120	25,496	46,335	51,314
Contract	33	15,343	66	18,400

Total revenues	64,684	91,862	128,728	173,773

Costs and expenses:
Cost of revenues:
Software solutions	2,447	3,459	5,850	8,386
Services and maintenance	24,376	26,656	47,846	55,341
Contract	—	1,575	—	1,575
Sales and marketing	12,573	15,155	23,669	33,523
Research and development	8,932	9,085	17,879	20,885
General and administrative	11,843	11,592	25,381	37,235
Restructuring charges and adjustments	(95)	(235)	(145)	11,613

Total costs and expenses	60,076	67,287	120,480	168,558

Operating income	4,608	24,575	8,248	5,215

Non-operating (expense) income, net:
Realized gains on investments, net	—	11,000	591	10,697
Other expense, net	(510)	(5,021)	(944)	(9,478)

Total non-operating (expense) income, net	(510)	5,979	(353)	1,219

Income before income taxes	4,098	30,554	7,895	6,434
Income tax expense	1,297	1,825	3,311	3,407

Income from continuing operations	2,801	28,729	4,584	3,027

Income from discontinued operations, net of taxes	—	3,496	—	4,706

Net income	$2,801	$32,225	$4,584	$7,733

Preferred stock dividend and accretion of discount	770	749	1,399	1,492

Net income applicable to common stockholders	$2,031	$31,476	$3,185	$6,241

Net income per common share applicable to common stockholders:
Total:
Basic	$0.08	$1.36	$0.13	$0.27
Diluted	$0.08	$1.33	$0.12	$0.26

Discontinued operations
Basic	$—	$0.15	$—	$0.20
Diluted	$—	$0.15	$—	$0.19

Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.08	$1.21	$0.13	$0.07
Diluted	$0.08	$1.18	$0.12	$0.07

Weighted-average common shares outstanding:
Basic	25,247	23,160	25,221	23,077
Diluted	25,699	23,638	25,738	23,610

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Comprehensive income:
Net income applicable to common stockholders	$2,031	$31,476	$3,185	$6,241

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities arising during the period	—	115	—	121
Foreign currency translation adjustments	1,776	(2,130)	2,192	(3,626)
Tax effect of other comprehensive income	—	(40)	—	(42)

Total other comprehensive income (loss)	1,776	(2,055)	2,192	(3,547)

Total comprehensive income	$3,807	$29,421	$5,377	$2,694

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities:
Net income	$4,584	$7,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,695	3,959
Stock option expense	8,707	—
Amortization of deferred compensation	223	457
Gain on extinguishment of debt	(3)	—
Gain on sale of securities	(501)	(11,000)
(Gain) loss on disposal of equipment	(29)	745
Provision for bad debts charged to costs and expenses	64	121
Deferred income taxes	549	253
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	3,195	8,848
Deferred contract costs	—	1,580
Other current assets	2,889	2,841
Accounts payable	(1,035)	(1,858)
Accrued liabilities	(10,237)	(912)
Accrued compensation and related expenses	(4,463)	(4,129)
Deferred revenue	4,475	(17,617)

Net cash provided by (used in) operating activities	12,113	(8,979)

Cash flows used in investing activities:
Restrictions (added to) released from cash	(262)	2,097
Purchases of premises and equipment	(1,267)	(1,527)
Proceeds from sale of premises and equipment	141	—
Purchases of short-term investments	—	(39,200)
Proceeds from sale of short-term investments	—	16,850
Proceeds from sale of securities	501	11,000
Business acquisition	(569)	—
Purchases of long-term investments	—	(500)

Net cash used in investing activities	(1,456)	(11,280)

Cash flows provided by financing activities:
Repurchase of debt	(3,149)	—
Proceeds from sale of convertible debt	7,500	—
Payment of debt issuance costs	(483)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	754	337
Proceeds from sale of common stock, net of issuance costs	—	14,950

Net cash provided by financing activities	4,622	15,287

Effect of exchange rates on cash	439	(2,536)

Net change in cash and cash equivalents	15,718	(7,508)
Cash and cash equivalents at beginning of period	112,882	133,273

Cash and cash equivalents at end of period	$128,600	$125,765

Supplemental cash flow information
Interest paid	$2,688	$8,312
Income taxes paid (net of refunds received)	$2,587	$3,457
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$1,399	$1,492

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

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Short-term time deposits	5,283	$7,244
Commercial paper	90,094	28,094

	$95,377	$35,338

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

3. Leases

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. Future minimum lease payments under our non-cancellable operating leases, including lease payments for restructured facilities without consideration of offsetting estimated sublease income of $3.6 million as of June 30, 2006 are as follows:

2006	$8,208
2007	12,343
2008	10,050
2009	8,478
2010	3,526
Thereafter	663

Total	$43,268

4. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related debt issuance cost recorded on our condensed consolidated balance sheet at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
Convertible subordinated notes, 5.25% annual rate payable semi-annually, due December 15, 2006	$21,848	$25,000
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	78,750
Unamortized discount on 5% notes	(2,743)	(3,059)

Total debt	$105,355	$100,691
Less current portion	21,848	25,000

Total long-term debt, net	$83,507	$75,691

Capitalized debt issuance costs, net	$4,788	$4,906

Debt issuance costs are recorded in intangible assets, net of amortization.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ equity portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes are recorded at a discount to their face value and this discount of $3.1 million is being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the maturity.

During May 2006, we repurchased approximately $2.0 million of our 5.25% convertible notes at approximately par.

5. Restructuring Charges and Adjustments

2005 Restructuring Plan. On March 30, 2005, we implemented a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of June 30, 2006, $0.2 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2005 restructuring plan.

2001 and 2002 Restructuring Plans. We initiated global restructuring plans in 2001 and 2002 to reduce our operating expenses and to bring them into alignment with our expected revenue levels. The plans included the elimination of certain employee positions and the reduction of office space and related overhead expenses. As of June 30, 2006, $0.4 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2001 and 2002 restructuring plans.

Consolidated Restructuring Accrual. The following table summarizes the 2006 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at June 30, 2006 and December 31, 2005:

	Employee Severance and Termination	Office Closure and Consolidation	Total
December 31, 2005	$234	$1,343	$1,577

Adjustments to 2001 and 2002 restructuring plans	—	(50)	(50)
Cash payments	(6)	(358)	(364)

Remaining accrual balance at March 31, 2006	$228	$935	$1,163

Adjustments to 2001 and 2002 restructuring plans	(36)	(59)	(95)
Cash payments	—	(294)	(294)

Remaining accrual balance at June 30, 2006	$192	$582	$774

The accrual for office closure and consolidation of $0.6 million at June 30, 2006 represents future payments to be made for facilities that we have exited as part of our restructuring plans. This accrual is net of estimated sublease income of $1.0 million. The remaining payments related to restructured facilities extend into the third quarter of 2007.

6. Net Income Per Common Share

Net Income Per Common Share. Basic net income per common share was computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for all periods presented, the effect of the convertible preferred stock is included in the calculation of basic net income per share.

Diluted net income per common share includes the dilutive effect of stock options, share rights awards and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. In 2004, the Emerging Issues Task Force “EITF” issued Abstract No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08). EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share, including when the market price of our common stock is below the conversion price of the convertible security, and the effect is not anti-dilutive. The effect of our convertible preferred stock is included in basic net income per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128 – “Earnings per Share.” Therefore, it is similarly included in diluted income per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic net income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months and the six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	20,755	18,778	20,729	18,695
Participating convertible preferred stock	4,492	4,382	4,492	4,382

Total common and common equivalent shares outstanding using two-class method - basic	25,247	23,160	25,221	23,077

Effect of dilutive securities:
Outstanding stock option and share right awards	453	152	518	207
Convertible debt	—	326	—	326

Weighted average common and common equivalent shares outstanding - diluted	25,699	23,638	25,738	23,610

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,509	3,456	1,500	3,218
Warrants	484	—	484	—
Convertible debt	24	—	25	—

Total anti-dilutive shares excluded from calculation	2,017	3,456	2,009	3,218

7. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions. Our supply chain management solutions are designed to help enterprises optimize business processes both internally and among trading partners. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer (CEO), in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$35,405	$41,209	$70,240	$83,371
International revenue:
Non-U.S. Americas	3,090	2,305	6,573	4,240
Europe, Middle East and Africa	11,380	30,218	23,798	55,942
Greater Asia Pacific	14,809	18,130	28,117	30,220

Total international revenue	29,279	50,653	58,488	90,402

Total Revenue	$64,684	$91,862	$128,728	$173,773

International revenue as percent of total revenue	45%	55%	45%	52%

During the three months ended June 30, 2005, one individual customer accounted for more than 10% of total revenues. Approximately 93% of the revenue from this customer pertained to the recognition of contract revenue, which is not indicative of a significant concentration of revenue associated with our on-going operations. During the other periods presented, no individual customer accounted for more than 10% of total revenues.

Long-lived assets, excluding deferred taxes, by geographic region, as reported to our CEO, were as follows:

	June 30, 2006	December 31, 2005
United States	$29,333	$30,438
Europe, Middle East and Africa	309	468
Greater Asia Pacific	2,617	2,496

Total Long Lived Assets	$32,259	$33,402

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

On June 9, 2004, the company settled the SEC enforcement proceedings. Without admitting or denying the SEC’s substantive findings against it, the company consented to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws and paid a $10.0 million civil penalty, which was included in general and administrative expense in our financial statements for the year ended December 31, 2004.

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

Customer Litigation

On September 30, 2004, we were served with a complaint in a suit filed in the District Court of Dallas County, Texas by Kmart Corporation against the company, Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and Gregory Brady, our former Chief Executive Officer and President. The complaint alleged fraudulent inducement, breach of contract, breach of fiduciary duty, rescission and unjust enrichment in relation to the license agreement, dated as of September 29, 2000, between our company and Kmart. Certain of the allegations in Kmart’s complaint were purportedly similar to the subject of the cease-and-desist order entered into by the company in connection with the June 9, 2004 settlement of the SEC enforcement proceedings related to the company’s 2003 restatement as well as the allegations made by the SEC in the subsequent civil action brought against three former officers of the company on July 15, 2005. The complaint stated that Kmart paid in excess of $40.0 million for software and technology and in excess of $10.0 million for implementation services in connection with the license agreement. On May 9, 2006, the company and Messrs. Sidhu and Brady entered into a definitive agreement to settle this litigation. Pursuant to the terms of the agreement, the total cash settlement was $10.0 million, which included $5.0 million covered by our insurance carrier and $5.0 million paid by the company. In addition, the company granted Kmart a license to use certain of the company’s software and the company agreed to provide maintenance for some of the company’s software licensed by Kmart.

Indemnification Agreements

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure of our obligations under certain guarantees and indemnifications in our interim and annual consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of June 30, 2006.

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $3.2 million and $1.2 million of expense for legal fees and expenses for current and former employees during the three months ended June 30, 2006 and 2005, respectively, and approximately $5.2 million and $2.0 million of such expense during the six months ended June 30, 2006 and 2005, respectively.

Under the terms of our software license agreements with our customers, we agree that in the event the licensed software infringes upon any patent, copyright, trademark or other proprietary right of a third party, we will indemnify our customer licensee against any loss, expense or liability from any damages that may be awarded against our customer. We include this infringement indemnification in substantially all of our software license agreements and selected managed service arrangements. In the event our customer cannot use the software or service due to infringement and we cannot obtain the right to use, replace or modify the software or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing software or service. We have not recorded any liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal. If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be recorded in our condensed consolidated financial statements.

Internal Revenue Service Audit

We currently are appealing an Internal Revenue Service (IRS) examination regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS Appeals Division. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company and the company presently is seeking a full statutory abatement of any such penalties that might be assessed. The amount of any such penalties and related interest could be significant.

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of tax and interest assessments of approximately $2.4 million and $0.9 million, respectively, related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. We were required to pay, and have paid, the assessed tax and interest during the appeals process. The future assessment of a penalty, in addition to the tax and interest already assessed, in an amount up to $2.4 million is possible but, in our view, not probable, and no amount has been accrued at June 30, 2006.

On March 31, 2006, we received additional assessments totaling approximately $1.1 million, primarily related to similar transfer pricing adjustments for the Indian statutory fiscal year ended March 31, 2003. We are currently appealing these additional assessments and have filed, but not yet received approval, for, a Stay of Demand for Payment.

We believe the Indian tax authorities’ position regarding our intercompany transactions to be without merit and that all intercompany transactions were conducted at appropriate pricing levels. Accordingly, we have appealed all of the assessments discussed above and expect the ultimate resolution will not exceed the tax contingency reserves we have established for these matters.

Certain Accruals

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. We are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. The adverse resolution of any one or more of those matters over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations or cash flows. During the three months ended June 30, 2006, we recorded a $2.0 million reduction to general and administrative expense in connection with our updated assessment of our litigation reserves.

9. Stock-Based Compensation Plans.

During the quarter ended June 30, 2006, we reviewed the accounting for our December 2005 acceleration of vesting of certain outstanding stock options with a grant price of $45.00 and above in relation to the Tender Offer for the exchange of certain employee stock options that was completed in May 2006. (See below for discussion of the tender offer.) Based on our review, we have determined that the acceleration of vesting on those stock options was not a substantive modification. The stock options that were subject to the acceleration of vesting were also among the awards included in the Tender Offer where unvested restricted stock units were offered in exchange for the options. As a result of this concept, the Company will recognize compensation based on the grant-date fair value of those awards over the original remaining service period until the date of completion of the Tender Offer. Under this approach, the completion of the May 2006 tender offer, rather than the December 2005 vesting acceleration, represents the modification date of the awards. The unrecognized non-cash compensation cost associated with awards not tendered for exchange was recognized on the expiration of the Tender Offer due to the stock options becoming fully vested at that point. The unrecognized non-cash compensation cost associated with awards tendered for exchange will be recognized over the two-year vesting period of the restricted stock units. We did not recognize any incremental compensation cost related to this modification as the fair value of the restricted stock units equates the fair value of the unvested stock options.

The result of the foregoing is an increase to non-cash stock compensation expense of approximately $0.6 million for the three months ended March 31, 2006. An additional expense of approximately $1.0 million related to this matter has been recorded in our financial statements for the three months ended June 30, 2006. In addition, approximately $1.8 million of non-cash compensation expense associated with the modified awards will be recognized over the remainder of the two-year vesting period of those awards. We intend to amend our Form 10-Q for the quarter ended March 31, 2006 to reflect restated financial statements for that period as soon as practicable. The results of operations for the six month period ended June 30, 2006 included in this Form 10-Q give effect to that restatement.

Employee Stock Purchase Plans. We maintain stock purchase plans for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of our common stock through periodic payroll deductions. Payroll deductions may not exceed 15% of a participant’s base salary, and employees may purchase a maximum of 320 shares per purchase period under the purchase plans. The purchase price per share is 85% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by a participating employee and automatically ends upon termination of employment. Unless extended or terminated earlier, the plan will terminate on the last business day in April 2011.

1995 Stock Option/Stock Issuance Plan. The 1995 Stock Option/Stock Issuance Plan, a stockholder approved stock-based compensation plan, replaced our original 1992 Stock Plan. All options outstanding under the 1992 Plan were incorporated into the 1995 Plan; however, all outstanding options under the 1992 Plan continue to be governed by the terms and conditions of the existing option agreements for those options. The 1995 Plan is divided into three equity programs: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program.

The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value per share of our common stock on the date of grant for incentive options and nonqualified stock options, respectively. Options granted under this program generally expire ten years after the date of grant. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested in four equal annual increments. Options granted after March 2001 generally vest 1% on the date of grant, 24% on the first anniversary of the grant date and the remaining options vest in 36 equal monthly increments. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

The Stock Issuance Program provides for the issuance of shares of our common stock to any person at any time, at such prices and on such terms as established by the plan administrator. The purchase price per share cannot be less than 85% of the fair market value of our common stock on the issuance date. Shares of our common stock may also be issued pursuant to share right awards, such as restricted stock units that entitle the recipients to receive those shares upon the attainment of designated performance goals or the satisfaction of specified service requirements.

The Automatic Option Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted nonqualified options to purchase 6,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee member of the Board of Directors will automatically be granted additional options to purchase 4,250 shares of our common stock, subject to certain conditions. Options granted to eligible non-employee Board members under the Automatic Option Grant Program vest in three equal annual installments, with the first such installment vesting one year from the option grant date.

The 1995 Plan has an automatic share increase feature whereby the number of shares of our common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of our common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1,600,000 shares of our common stock or such lesser number of shares of our common stock as determined by our Board of Directors in its discretion. Through June 30, 2006, we have reserved a total of 11,824,212 shares of our common stock for issuance under the plan. Based upon the number of shares reserved for issuance under the plan at December 31, 2005, we limited the number of additional shares reserved in January 2006 to 10,000. The number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire is limited to 1,000,000. Unless extended or terminated earlier, the plan will terminate on October 14, 2014.

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

The Discretionary Option Grant Program provides for the grant of nonqualified stock options to non-officer employees and consultants. Exercise prices may be less than, equal to or greater than the fair market value per share of our common stock on the date of grant. Options granted under this program generally expire ten years after the date of grant. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested 25% on the first anniversary of the grant date with the remaining options vesting in 36 equal monthly increments. Options granted after March 2001 generally vest 1% on the date of grant, 24% on the first anniversary of the grant date and the remaining options vest in 36 equal monthly increments. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

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

Assumed Stock Option Plans. We have assumed the stock option plans of various companies we have acquired. While our stockholders approved some of the acquisitions, our stockholders have not specifically approved any of the assumed stock option plans. A total of 1,500,000 shares of our common stock have been reserved for issuance under the assumed plans.

In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees had the opportunity to exchange certain stock options for restricted stock units. We offered to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units issued in exchange for a properly tendered eligible option was based on exchange ratios that depended on the exercise price of the tendered option. The exchange ratios represented the number of option shares to be exchanged for one restricted stock unit and ranged from 5-for-1 to 72-for-1. The exchange offer expired on May 31, 2006; 797 employees were eligible to participate and 549 employees participated, 1,033,498 options were tendered and cancelled, and 133,033 restricted stock units were issued under such exchange offer. Due to the fair value of the exchanged options approximating the value of the new restricted stock units, there was no incremental compensation cost as a result of the modification. Our CEO, CFO and members of our Board of Directors were not eligible to participate in the program.

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

Prior to January 1, 2006, we accounted for stock based compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than the fair market value per share of our common stock on the date of grant.

We recorded approximately $4.5 million and $8.9 million of total stock based compensation expense for the three-month period and the six-month period ended June 30, 2006, respectively, as required by the provisions of SFAS No. 123(R). Included in the stock compensation expense was $0.1 million and $0.2 million in restricted stock expense for the three months and six months ended June 30, 2006, respectively. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on our reported cash flow. The allocation of the stock-based compensation expense for the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of services and maintenance	$945	$1,713
Sales and marketing	1,130	2,235
Research and development	1,220	2,344
General and administrative	1,235	2,638

Total	$4,530	$8,930

Under the modified prospective method of SFAS No. 123(R), we are not required to restate prior financial statements to reflect expensing of share-based compensation. As required by SFAS No. 123(R), we have presented pro forma disclosures of our net income and net income per share for the three months ended June 30, 2005 and our net loss and net loss per share for the six-month period ended June 30, 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income applicable to common shareholders	$31,476	$6,241
Add: Total stock-based employee compensation expense included in reported net income	269	457
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,345)	(19,324)

Pro forma net income (loss)	$23,400	$(12,626)

Net income (loss) per common share - Basic
As reported	$1.36	$0.27
Pro forma	$1.01	$(0.55)
Net income (loss) per common share - Diluted
As reported	$1.33	$0.26
Pro forma	$0.99	$(0.53)

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended June 30,		ESPP Shares Three Months Ended June 30,		Stock Options Six Months Ended June 30,		ESPP Shares Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected term (years)	4	4	0.5	0.5	4	4	0.5	0.5
Volatility factor	0.91	1.04	0.51	0.76	0.96	1.06	0.72	0.68
Risk-free interest rate	4.99%	3.79%	4.77%	3.77%	4.77%	3.77%	4.54%	3.64%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. We continue to assess the assumptions and methodologies used to calculate the estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, which could materially impact our fair value determinations.

A combined summary of activity, including restricted stock units in our 1995 Plan, 2001 Plan and our assumed stock option plans during the three months and six months ended June 30, 2006 is as follows (in thousands, except per share amounts and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2005	5,261	$78.66
Granted
Grant price = Fair Market Value	293	15.88
Exercised	(1)	9.16
Forfeited	(81)	11.87
Expired	(351)	253.92

Outstanding balance, March 31, 2006	5,121	$64.28	7.04	$16,465

Options exercisable at March 31, 2006	2,693	$110.73	5.03	$4,015

Granted
Grant price = Fair Market Value	538	$12.93
Grant price > Fair Market Value	7	16.12
Restricted stock units, grant price < Fair Market Value (1)	133	—
Exercised	(10)	7.67
Converted (1)	(1,033)	162.43
Forfeited	(238)	11.82
Expired	(416)	142.10

Outstanding balance, June 30, 2006	4,102	$26.18	8.03	$8,051

Options exercisable at June 30, 2006	1,590	$47.67	6.10	$2,922

Weighted average of fair value of options granted during 2006	$10.01

(1)	Issued/converted pursuant to the tender offer announced in April 2006 described above.

In connection with stock option and restricted stock awards, we recognized compensation expense of $4.5 million and $0.3 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and recognized compensation expense of $8.9 million and $0.5 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Total compensation cost related to nonvested awards not yet recognized was $24.3 million at June 30, 2006. The expense is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of options granted during the three-month period ended June 30, 2006 and June 30, 2005 was $9.46 and $5.48, respectively, and the weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2006 and June 30, 2005, was $10.01 and $5.86, respectively. The total fair value of options vested during the three-month period ended June 30, 2006 and June 30, 2005 was $4.5 million and $6.2 million, respectively, and the total fair value of options vested during the six-month period ended June 30, 2006 and June 30, 2005, was $5.6 million and $12.3 million, respectively. The aggregate intrinsic value of options exercised during the three-month and six- month periods ended June 30, 2006 and June 30, 2005, was less than $0.1 million in each period. The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock exceeds the exercise price of the option. When we issue shares upon stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

A summary of unvested stock option and restricted stock shares as of June 30, 2006, and change during the six-month period then ended is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2005	2,370	$9.57
Granted
Grant price = Fair Market Value	288	11.28
Vested	(130)	8.50
Forfeited	(81)	9.37

Outstanding unvested balance, March 31, 2006	2,447	$9.83

Granted
Grant price = Fair Market Value	533	$8.71
Grant price < Fair Market Value	133	12.55
Grant price > Fair Market Value	6	8.10
Vested	(340)	7.89
Forfeited	(238)	9.19

Outstanding unvested balance, June 30, 2006	2,541	$10.06

10. Reclassification of Certain Revenue and Expense

During the fourth quarter of 2005, we underwent an internal review of our revenue classifications. As a result of this review, we implemented an alternative classification of revenue previously reported as development services to more closely reflect the presentation of revenue by our peers and consistent with our sales model.

Fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services) were reclassified under software solutions revenue along with core license and recurring license revenue. Fees received to customize or enhance a previously purchased licensed product that resulted from arrangements negotiated and executed subsequent to the license arrangement were reclassified as services revenue. Similarly, the previously reported cost of development services were reclassified such that the cost is allocated to cost of software solutions and cost of services, as appropriate.

Our presentation of reimbursable expense revenue also changed. Historically, we stated the related revenue and expense amounts separately on our Consolidated Statement of Operations. Beginning with the fourth quarter of 2005, we adopted the industry practice of including reimbursable expense revenue in services revenue, and the related costs in cost of services.

The following chart illustrates the previous and current classifications of revenue for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Previous Classification
Software licenses	$9,029	$15,809
Development services	16,828	36,892
Contract	15,343	18,400
Services	22,028	45,586
Reimbursable expense	3,139	5,773
Maintenance	25,495	51,313

Total revenue	$91,862	$173,773

Current Classification
Software solutions	$23,489	$48,898
Services	27,534	55,161
Maintenance	25,496	51,314
Contract	15,343	18,400

Total revenue	$91,862	$173,773

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

•	We have historically experienced substantial negative operating cash flows and we may not achieve a sustained return to positive cash flow. A failure to control expenses, stabilize or grow revenues and achieve sustained positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $21.8 million of 5.25% convertible subordinated notes mature and will become due and payable on December 15, 2006.

•	Holders of our 5% senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010, and at any time on or after May 15, 2010, and have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. We cannot assure you that, at the time of conversion or required repurchase, we will have the ability to satisfy the cash portion of any such conversion obligation or to make any such required repurchase.

•	The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. If we are unable to incur additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter and we may fail to meet expectations, which might negatively impact the price of our stock. Our limited analyst coverage, which can result in wide variations in earnings estimates, can amplify this impact.

•	We may not benefit from increases in demand in the market for information technology or an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.

•	We may not be competitive and increased competition could seriously harm our business. Our strategy to sell new-generation solutions may not be successful.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could harm our business and impair our liquidity.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring initiatives have been executed, and such activities pose risks to our business.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

As discussed in Note 9 to the condensed consolidated financial statements, we intend to amend our 10-Q for the period ended March 31, 2006 as soon as practicable. The amounts disclosed in the six months ended June 30, 2006 within Management’s Discussion and Analysis are reflective of that change.

Revenues

We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin “Topic 13, Revenue Recognition,”.

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2006	Percent of Revenue	Three Months Ended June 30, 2005	Percent of Revenue	Six Months Ended June 30, 2006	Percent of Revenue	Six Months Ended June 30, 2005	Percent of Revenue
SOP 97-2 recognition	$5,630	9%	$3,818	4%	$12,041	9%	$5,155	3%
SOP 81-1 recognition	4,646	7%	14,461	16%	9,725	8%	33,091	19%
Recurring items	5,112	8%	5,210	6%	10,544	8%	10,652	6%

Total software solutions	15,388	24%	23,489	26%	32,310	25%	48,898	28%
Services	26,143	40%	27,534	30%	50,017	39%	55,161	32%
Maintenance	23,120	36%	25,496	28%	46,335	36%	51,314	29%
Contract	33	—	15,343	16%	66	—	18,400	11%

Total revenues	$64,684	100%	$91,862	100%	$128,728	100%	$173,773	100%

Total revenues decreased $27.2 million, or 30%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, and decreased $45.0 million, or 26%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

In addition to evaluating our performance based on total revenue, management also monitors software solutions bookings and total bookings as a performance measure. For a given period, we define bookings as the total value of non-contingent fees contracted for during such period. The value of total bookings, including platform technology bookings of $10.5 million, was $75.4 million for the three months ended June 30, 2006 as compared to $61.6 million for the three months ended March 31, 2006. Total bookings were not tracked for comparable periods in 2005. The value of software solutions bookings was $14.9 million and $8.7 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $24.3 million and $15.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

Software Solutions. Software solutions revenue includes core license revenue, recurring license revenue, and fees received to develop the licensed functionality. We recognize these revenues under SOP 97-2 or SOP 81-1 based on our evaluation of whether the associated services are essential to the licensed software as described within SOP 97-2. If the services are considered essential, revenue is generally recognized on a percentage of completion basis under SOP 81-1. Services are considered essential to the software when they involve significant modifications or additions to the software features and functionality. We also have several subscription and other recurring revenue transactions which are recognized ratably over the life of each contract.

Software solutions revenue recognized under SOP 97-2 was $5.6 million during the three months ended June 30, 2006, an increase of $1.8 million, or 47%, when compared to the three months ended June 30, 2005. This change included the recognition of $2.1 million of revenue from a 2001 contract that was previously deferred pending the settlement of a customer claim, which occurred during the three months ended June 30, 2006. Software solutions revenue recognized under SOP 97-2 was $12.0 million during the six months ended June 30, 2006, an increase of $6.9 million, or 134%, when compared to the six months ended June 30, 2005. The increase in software solutions revenue during the six months ended June 30, 2006 primarily resulted from the previously referenced settlement of a customer claim, combined with the recognition of $2.7 million of revenue during the three months ended March 31, 2006 related to two agreements that were valued individually in excess of $1.0 million. We have experienced variability in the timing of recognition of revenue from software solutions under SOP 97-2 and we expect this variability to continue. Quarterly variability is caused by the amount of quarterly software solutions bookings, and whether the software solutions require essential services. Variability is also caused by the timing of cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees.

Software solutions revenue recognized under SOP 81-1 was $4.6 million during the three months ended June 30, 2006, compared to $14.5 million during the three months ended June 30, 2005, a decrease of $9.8 million or 68%. Revenue for the three months ended June 30, 2005, included $7.1 million of revenue recognized upon the achievement of significant contractual milestones on two separate agreements, combined with revenue resulting from the achievement of other project milestones due to improved project management and execution. Software solutions revenue recognized under SOP 81-1 was $9.7 million for the six months ended June 30, 2006, compared to $33.1 million for the six months ended June 30, 2005, a decrease of $23.4 million or 71%. Revenue for the six months ended June 30, 2005 included revenue associated with the previously mentioned milestone achievements and $8.5 million of revenue related to an agreement with Shell Global Solutions International B.V.

We have experienced variability in the timing of recognition of revenue from software solutions under SOP 81-1 and expect this variability to continue. Since the majority of the SOP 81-1 revenue is recognized on a percentage of completion basis, our quarterly revenue is highly dependent on the amount of prior period bookings in our backlog, our progress toward completion of the development and delivery of licensed features and functionality, including the achievement of contractual milestones, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of fees. Another source of variability for software solutions revenue is the mix of products included in our quarterly bookings. We are focused on selling new generation solutions, where there is a high likelihood of providing essential services associated with the new products. Accordingly, the license fees received for these arrangements, together with fees for the essential services, will be recognized under SOP 81-1 over the period in which the services are performed instead of being recognized upon delivery of the software.

Revenue from recurring items, which was recognized under SOP 97-2, was $5.1 million for the three-month period ended June 30, 2006 compared to $5.2 million for the three-month period ended June 30, 2005. Revenue from recurring items was $10.5 million for the six-month period ended June 30, 2006 compared to $10.7 million for the six-month period ended June 30, 2005. Recurring items include revenue from our supply chain leader and other subscription transactions, for which the revenue is deferred and recognized ratably over the contractual term of the transaction. Revenue related to supply chain leader transactions for each of the three-month periods ended June 30, 2006 and June 30, 2005 was $3.1 million and revenue related to supply chain leader transactions for each of the six-month periods ended June 30, 2006 and June 30, 2005 was $6.2 million. These supply chain leader transactions have varying lives and begin expiring in the second quarter of 2007.

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

Revenue from services projects decreased $1.4 million, or 5%, during the three months ended June 30, 2006 over the comparable period in 2005, and decreased $5.1 million, or 9%, during the six months ended June 30, 2006 compared to the same period in 2005. This decrease is reflects a decrease in the number of services personnel as we attempted to match the levels of services personnel with the market demand for our services, partially offset by more efficient utilization of our resources. Based on our historical trends, we expect services to continue to fluctuate on a quarterly basis due to the timing of booking new projects and the timing of revenue recognition on these projects. In any period, services revenue is dependent upon a variety of factors, including:

•	the volume of services transactions booked during the current and preceding periods;

•	the number and availability of services resources actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Maintenance. Maintenance revenue decreased $2.4 million, or 9%, during the three months ended June 30, 2006 compared to the same period in 2005, and decreased $5.0 million, or 10%, during the six months ended June 30, 2006 compared to the same period in 2005. The decrease in maintenance revenue during the three-month and six-month periods resulted from a continuing decline in both the number of and dollar amount for maintenance renewals, mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes and dollar amounts for software solutions bookings. There can be no assurance that maintenance revenues will not continue to decline.

Contract. Contract revenue consists of fees generated from license, services, and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. Contract revenue decreased $15.3 million, or 100%, for the three months ended June 30, 2006 compared to the same period in 2005, and decreased $18.3 million, or 100%, for the six months ended June 30, 2006 compared to the same period in 2005. The decrease in contract revenue during the three-month and the six-month periods reflects $14.3 million of revenue recognized in the second quarter of 2005 which was triggered upon resolution of an outstanding contractual dispute. The decrease also reflects the lower level of deferred transactions and the occurrence of fewer events that allow the recognition of these revenues. As of June 30, 2006, the deferred contract revenue balance was $7.5 million, comprised of three deferred transactions. In the future, we expect contract revenue to continue to fluctuate on a quarterly basis due to the timing of events allowing recognition of this remaining deferred revenue.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Greater Asia Pacific and Canada. International revenue totaled $29.3 million, or 45% of total revenue, during the three months ended June 30, 2006 and $50.7 million, or 55% of total revenue, during the comparable period in 2005. This decrease was partially attributable to $14.3 million of contract revenue recognized in the second quarter of 2005 that was triggered upon resolution of an outstanding contractual dispute with an international customer. International revenue totaled $58.5 million, or 45% of total revenue, during the six months ended June 30, 2006 and $90.4 million, or 52% of total revenue, during the comparable period in 2005. This decrease for the six months ended June 30, 2006 includes $8.5 million related to an agreement with Shell Global Solutions International B.V. recorded as revenue in the first quarter of 2005 and for $14.3 million of contract revenues recognized in the second quarter of 2005 referred to above.

Customer Concentration. During the three months ended June 30, 2005, one individual customer accounted for more than 10% of total revenues. Approximately 93% of the revenue from this customer was contract revenue, which is not indicative of a significant concentration of revenue associated with our ongoing operations. During the other periods presented, no individual customer accounted for more than 10% of total revenues. At June 30, 2006 and December 31, 2005, one customer accounted for more that 10% of net accounts receivable.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2006	Gross Margin	Three Months Ended June 30, 2005	Gross Margin	Six Months Ended June 30, 2006	Gross Margin	Six Months Ended June 30, 2005
Software solutions	$2,447	84%	$3,459	85%	$5,850	82%	$8,386
Services and maintenance	24,376	51%	26,656	50%	47,846	50%	55,341
Contract	—	—	1,575	90%	—	—	1,575

Total cost of revenues	$26,823		$31,690		$53,696		$65,302

Cost of Software Solutions. Cost of software solutions consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are generally expensed when they become payable.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	User product documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions for estimated costs related to service customer claims. We accrue for customer claims on a case-by-case basis.

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer.

Cost of software solutions decreased $1.0 million, or 29%, during the three months ended June 30, 2006 compared to the same period in 2005, and decreased $2.5 million, or 30%, during the six months ended June 30, 2006 compared to the same period in 2005. The decrease is primarily due to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate.

Cost of Services and Maintenance. Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. Cost of services and maintenance decreased $2.3 million, or 9%, during the three months ended June 30, 2006 compared to the same period in 2005, and decreased $7.5 million, or 14%, during the six months ended June 30, 2006 compared to the same period in 2005. Average services and maintenance headcount decreased 16% from June 30, 2005 to June 30, 2006, which contributed to a significant decrease in the compensation-related expenses incurred by the services and maintenance organization. The decrease for the three months and six months ended June 30, 2006 was partially offset by non-cash stock compensation expense of $0.9 million and $1.7 million, respectively.

Cost of Contract. Cost of contract decreased $1.6 million, or 100%, in the three-month and six-month periods ended June 30, 2006 compared to the same periods in 2005. Because contract expense is recorded when the corresponding revenue is recognized, we expect cost of contract to vary. As of June 30, 2006, we had $0.3 million remaining in deferred contract costs.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2006	Percent of Total Revenue	Three Months Ended June 30, 2005	Percent of Total Revenue	Six Months Ended June 30, 2006	Percent of Total Revenue	Six Months Ended June 30, 2005	Percent of Total Revenue
Sales and marketing	$12,573	19%	$15,155	16%	$23,669	18%	$33,523	19%
Research and development	8,932	14%	9,085	10%	17,879	14%	20,885	12%
General and administrative	11,843	18%	11,592	13%	25,381	20%	37,235	21%
Restructuring charges and adjustments	(95)	—	(235)	—	(145)	—	11,613	7%

Total operating expenses	$33,252		$35,597		$66,784		$103,256

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, employee commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $2.6 million, or 17%, for the three months ended June 30, 2006 compared to the same period in 2005, and decreased $9.9 million, or 29%, for the six months ended June 30, 2006 compared to the same period in 2005. The decrease was primarily due to reductions in headcount and reduced commissions based on lower bookings. Average sales and marketing headcount decreased 32% from June 30, 2005 to June 30, 2006. The decrease attributable to headcount for the three months and six months ended June 30, 2006 was partially offset by non-cash stock compensation expense of $1.1 million in the three months ended June 30, 2006 and $2.2 million in the six months ended June 30, 2006.

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

Research and development expenses decreased $0.2 million, or 2%, for the three months ended June 30, 2006 compared to the same period in 2005 and $3.0 million, or 14%, for the six months ended June 30, 2006 compared to the same period in 2005. The decrease was caused primarily by a reduction in the number of our research and development personnel. Average research and development headcount decreased 43% from June 30, 2005 to June 30, 2006. The decrease attributable to headcount for the three months and six months ended June 30, 2006 was partially offset by non-cash stock compensation expense of $1.2 million, in the three months ended June 30, 2006, and $2.3 million in the six months ended June 30, 2006.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal litigation costs. General and administrative expense increased $0.3 million, or 2%, for the three months ended June 30, 2006 compared to the same period in 2005 and decreased $11.9 million or 32% for the six months ended June 30, 2006 compared to the same period in 2005. The decrease for the six months ended June 30, 2006 was primarily related to an accrual made in March 2005 of approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities. Average general and administrative headcount decreased 6% from June 30, 2005 to June 30, 2006, leading to lower compensation related expense. The decrease was partially offset by non-cash stock compensation expense of $1.2 million in the three months ended June 30, 2006 and $2.6 million in the six months ended June 30, 2006, and the increased cost of our executive department in the three month and six-month periods ended June 30, 2006. During the three months and six months ended June 30, 2006, we also incurred indemnification expense of $2.0 million and $3.2 million, respectively. The indemnification expense for the three months ended June 30, 2006 was offset by a reduction in our legal reserve of approximately $2.0 million. Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the ongoing governmental investigations.

Restructuring Expense. Restructuring expense increased $0.1 million, or 60%, for the three months ended June 30, 2006 compared to the same period in 2005, and $11.8 million, or 101%, for the six months ended June 30, 2006 when compared to the same period in 2005. The decrease for the six-month period reflects the impact of the March 2005 restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included involuntarily terminating 184 employees and closing or partially vacating four office locations. During the first quarter of 2005, we recorded a restructuring charge of $11.8 million.

Non-operating (expense) income, net

Non-operating (expense) income, net, was as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Interest income	$1,172	$1,732	$2,218	$3,137
Interest expense	(1,532)	(4,153)	(3,072)	(8,311)
Realized gains on investments, net	6	11,000	591	10,697
Foreign currency hedge and transaction gains (losses), net	177	(2,000)	(39)	(3,503)
Other expense, net	(333)	(600)	(51)	(801)

Total non-operating (expense) income, net	$(510)	$5,979	$(353)	$1,219

The decrease in interest income over the three-month and six-month periods ended June 30, 2006 is the result of the lower average balances of invested funds in the second quarter and first half of 2006 when compared to the second quarter and first half of 2005, partially offset by higher average interest rates earned on invested funds. The decrease in interest expense during the three-month and six-month periods ended June 30, 2006 compared to the three-month and six-month periods ended June 30, 2005 is a result of lower debt levels from the retirement of $295 million of our 5.25% convertible subordinated notes due December 15, 2006. The realized gains on investments during the six months ended June 30, 2006 are primarily due to the liquidation of our previous investments in two privately-held start-up companies in the first quarter of 2006. In June 2005, the company liquidated its ownership in one investment, resulting in a gain on sale of securities of $11 million. Foreign currency gains (losses) decreased approximately $2.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and decreased approximately $3.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the U.S. dollar being generally flat during the first quarter and second quarter of 2006 relative to other currencies with which we conduct transactions. Other expense, net includes a refund of sales taxes of approximately $0.4 million received in the first quarter of 2006.

Provision for Income Taxes

We recognized income tax expense, predominately foreign taxes, of $1.3 million and $1.8 million during the three months ended June 30, 2006 and June 30, 2005, respectively, representing effective income tax rates of 31.6% in the 2006 period and 5.4% in the 2005 period. We recognized income tax expense of $3.3 million and $3.4 million during the six months ended June 30, 2006 and June 30, 2005, respectively, representing effective income tax rates of 41.9% in the 2006 period and 30.6% in the 2005 period. The effective tax rates vary from the U.S. federal statutory rate primarily due to differentials in foreign income tax rates and fluctuations in our valuation allowance.

As part of the process of preparing unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pre-tax income can impact our effective tax rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on, among other things, our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve.

Contractual Obligations

During the six-month period ended June 30, 2006, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2005 Annual Report on Form 10-K, as filed with the SEC on March 15, 2006.

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital deficit was $8.7 million at June 30, 2006 compared to a working capital deficit of $34.3 million at December 31, 2005, an improvement of $25.6 million or 75%. The decrease in our working capital deficit resulted from a $15.9 million decrease in current liabilities (comprised of decreases of $10.5 million in accrued liabilities, $4.6 million in accrued compensation and related expenses, $3.2 million in the current portion of long-term debt and $1.1 million in accounts payable, partially offset by an increase in deferred revenue of $3.6 million) and an increase of $9.7 million in current assets (comprised of an increase of $16.0 million in cash, including restricted cash, partially offset by decreases of $3.0 million in accounts receivable and $3.0 million in other current assets).

Although we have a negative working capital balance, included in the calculation of working capital is deferred revenue. At June 30, 2006, we had approximately $103.5 million of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Generally, deferred revenue includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are generally less than the amount of the liability.

Cash and cash equivalents were $128.6 million at June 30, 2006 compared to $112.9 million at December 31, 2005, an increase of $15.7 million. The increase in cash and cash equivalents was the result of $12.1 million of cash provided by operating activities and $4.6 million of cash provided by financing activities, partially offset by $1.5 million of cash used in investing activities. Exchange rates had a positive impact on cash of $0.4 million.

We had positive cash flow from operating activities of $12.1 million in the six months ended June 30, 2006. Cash inflows for the six months included $10.5 million related to licensing our platform technology, entered into late in the second quarter of 2006 and included within deferred revenue at June 30, 2006. We are pursuing other similar transactions, but there can be no assurance we will be successful at entering into additional platform technology transactions. Cash outflows for the six months included $12.0 million of employee bonuses accrued in 2005, $5.0 million related to the settlement of our outstanding litigation with Kmart, and $2.7 million related to our 2006 director and officer insurance premium. We pay the majority of our employee bonuses bi-annually in February and August of each year Due to the significance of the aggregate amount of bonuses, this creates significant changes in operating cash flow each quarter. Our cash collections tend to vary during the year, with the three-month period ended September 30 historically representing the quarter with the lowest collections due to the timing of maintenance renewals. Accordingly, we expect to have negative cash flows from operating activities in the third quarter 2006.

We used approximately $1.5 million of cash in investing activities, including an increase in restricted cash of $0.3 million and purchases of premises and equipment and a business acquisition aggregating $1.8 million. These uses of cash were partially offset by proceeds of $0.5 million from the sale of securities and $0.1 million from the disposal of premises and equipment.

The primary changes in cash from financing activities were the issuance of additional 5% senior convertible notes, providing net proceeds of approximately $7.0 million, and the repurchase of approximately $3.2 million of our 5.25% convertible subordinated notes at approximately par.

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year of the face amount of any outstanding letters of credit and 0.15% per year on the average daily unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of June 30, 2006, $3.5 million in letters of credit were outstanding under this line and $4.4 million in restricted cash was pledged as collateral.

In addition to assessing our liquidity based on working capital, management also considers our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt. At June 30, 2006, our outstanding short-term and long-term debt consisted of $21.8 million of 5.25% convertible subordinated notes due in December 2006, and $83.5 million of 5% senior convertible notes, net of unamortized discount, due in 2015. Our net cash balance at June 30, 2006 was $28.3 million compared to $17.0 million at December 31, 2005, an increase of $11.3 million. We are obligated to pay approximately $5.5 million of interest annually on our outstanding debt.

The $21.8 million of our outstanding 5.25% convertible subordinated notes will mature and become due and payable on December 15, 2006. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010, and at any time on or after May 15, 2010. Upon conversion of the senior convertible notes, we will be required to satisfy our conversion obligation with respect to the principal amount of the convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

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

We experienced substantial negative cash flows for the quarter ended March 31, 2006 and during the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. Historically, we have financed our operations and met our capital expenditure requirements primarily through long-term borrowings and sales of equity securities. We are evaluating opportunities to obtain additional liquidity, including through the establishment of a working capital line of credit. In addition, we continue to consider strategic opportunities to raise additional capital through sales of common stock. However, we may not be able to refinance any of our existing indebtedness, raise additional capital or obtain additional financing, particularly because of our existing levels of debt and the debt incurrence restrictions imposed by the indenture governing our 5% senior convertible notes. In the absence of such resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totaled 45% and 55% of total revenues for the three months ended June 30, 2006 and June 30, 2005, respectively, and 45% and 52% for the six months ended June 30, 2006 and June 30, 2005, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We have established a foreign currency-hedging program that utilizes foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 100 basis points between December 31, 2005 and June 30, 2006. As of June 30, 2006, the weighted-average yield on time deposits and debt securities we held was 4.94% compared to 3.70% for time deposits and debt securities held as of December 31, 2005.

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

Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were ineffective for the reasons described below as of the end of the period covered by this report in that they were designed to provide reasonable assurance that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

As discussed in Note 9 to the attached unaudited condensed consolidated financial statements, we determined to change our original accounting for our December 2005 vesting acceleration of certain outstanding employee stock options and our subsequent tender offer for the exchange of certain employee stock options, which was completed in May 2006. The result is an increase to non-cash stock compensation expense of approximately $0.6 million in the quarter ended March 31, 2006 as compared to the amount reported in our previously filed 10-Q for that period. We intend to amend our Form 10-Q for the quarter ended March 31, 2006 to reflect restated financial statements for that period as soon as practicable. We have re-evaluated our internal controls in light of this restatement and concluded this resulted from a material weakness. Our internal controls include reviews of complicated unusual or non-routine transactions to ensure accurate and timely recording, including reviews with our board of directors and various external advisors as appropriate. We plan to recommend internal control enhancements to our audit committee prior to filing our Form 10-Q for the quarter ending September 30, 2006. These recommendations are expected to include additional reviews with external subject matter experts, including the SEC accounting staff when appropriate, to more proactively analyze complicated unusual or non-routine transactions in advance of concluding such transactions. Furthermore, we plan to enhance our internal expertise through additional hiring and training of qualified finance and accounting personnel.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 8 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, (“Form 10-K”). The risk factors below update, and should be read in conjunction with, the risk factors disclosed in our Form 10-K.

Risks Related To Our Business

We Have Historically Experienced Substantial Negative Cash Flows And May Continue To Experience Such Negative Cash Flows, Which Would Have A Further Significant Adverse Effect On Our Business, Impair Our Ability To Support Our Operations And Adversely Affect Our Liquidity.

We experienced substantial negative cash flows during the quarter ended March 31, 2006 and the five years ended December 31, 2005, due primarily to sharp declines in our revenues and our inability to reduce our expenses to a level at or below the level of our revenues. Additionally, in 2005 we disposed of operations that generated positive income and cash flow. We used the proceeds from these disposals to pay down existing debt. Although we implemented restructuring activities in early 2005 focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to maintain expense levels, stabilize or grow revenues, achieve sustained positive cash flows and obtain additional equity or debt financing as needed will impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations, cash flow and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $5.5 million annually in interest on our $108.1 million face value of convertible notes. Continued negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and maintain existing customer relationships and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Have A Negative Working Capital Balance Which May Require Additional Private Or Public Debt Or Equity Financing To Meet Working Capital Needs And To Repay Our Existing Debt When It Becomes Due. This May Have A Substantial Dilutive Effect On The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. We Have $21.8 million of 5.25% Convertible Subordinated Notes That Are Due In December 2006 And $86.3 Million Face Value Of Our 5% Senior Convertible Notes Outstanding As Of June 30, 2006. Our Working Capital May Be Insufficient To Satisfy The Conversion Obligation With Respect To the Principal Amount Of the Senior Convertible Notes Upon Conversion.

At June 30, 2006, we had a negative working capital balance of $8.7 million. Our cash position may decline in the future, due primarily to cash outflows associated with our operations, our debt service obligations and our prior restructuring activities. Unless we are able to maintain expense levels, stabilize or grow revenues and achieve sustained positive cash flows, our ability to support our operations and our liquidity may be further impaired. We may not be successful in obtaining or maintaining an adequate level of cash resources.

We have $21.8 million of outstanding 5.25% convertible subordinated notes that will mature and become due and payable on December 15, 2006. In addition, we have $86.3 million face value of our 5% senior convertible notes outstanding as of June 30, 2006. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010 and at any time on or after May 15, 2010. Upon conversion of the senior convertible notes, we will be required to satisfy our conversion obligation with respect to the principal amount of the senior convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

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

We May Not Be Able to Fully Realize The Benefits Of Our Deferred Tax Assets.

If we experience a change of ownership (as determined under Section 382 of the Internal Revenue Code) or do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards and other tax attributes, utilization of such loss carryforwards and other tax attributes may be limited or they will expire, and we will be unable to fully realize the benefits of our deferred tax assets.

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

We currently face a lawsuit brought against us by the Internal Revenue Service relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year. We may face additional litigation in the future that could harm our business and impair our liquidity.

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

Risks Related To Our Stock

The Price Of Our Common Stock May Decline Due To Shares Eligible For Future Sale.

Sales of substantial amounts of our common stock in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect the market price for our common stock. In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital by issuing additional shares of common stock or other equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2006, we held an annual meeting of our stockholders for the following purposes:

1.	To elect Sanjiv S. Sidhu and Jackson L. Wilson, Jr. as Class III directors to serve until the annual stockholders’ meeting in 2009, and until their respective successors have been elected and qualified.

2.	To approve the issuance of a number of shares of our common stock sufficient to fully provide for the conversion of our 5% senior convertible notes due 2015 and the exercise of certain warrants, from time to time as, such convertible notes and warrants are presented for conversion or exercise.

Mr. Sidhu was elected with 16,244,544 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 2,131,833 common shares withholding their vote and no shares abstaining or broker non-votes. Mr. Wilson was elected with 17,971,912 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 404,465 common shares withholding their vote and no shares abstaining or broker non-votes. The terms of office of Stephen P. Bradley and Richard L. Clemmer, both Class I directors, and Harvey B. Cash, Michael E. McGrath and Lloyd G. Waterhouse, all Class II directors, continued after the meeting. Robert L. Crandall declined to stand for reelection at the meeting.

The proposal to approve the issuance of a number of shares of our common stock sufficient to fully provide for the conversion of our 5% senior convertible notes due 2015 and the exercise of certain warrants was approved with 7,893,259 common shares voting for the proposal, all outstanding Series B preferred shares voting for the proposal, 1,740,576 common shares voting against the proposal, 13,519 common shares abstaining and no broker non-votes.

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

i2 TECHNOLOGIES, INC.

August 14, 2006	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(Principal Accounting and Financial Officer)