Form 10-Q/A
period 2006-03-31
I2 TECHNOLOGIES INC
filed 2006-08-24
CIK 1009304

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

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q/A

March 31, 2006

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 for the purpose of amending our unaudited condensed consolidated financial statements. During the quarter ended June 30, 2006, we reviewed the accounting for our December 2005 acceleration of vesting of certain outstanding stock options with an exercise price of $45.00 and above in relation to the tender offer for the exchange of certain employee stock options that was completed in May 2006. Based on our review, we have determined that the acceleration of vesting on those stock options was not a substantive modification. The stock options that were subject to the acceleration of vesting were also among the awards included in the tender offer where unvested restricted stock units were offered in exchange for the options. As a result, the Company will recognize compensation based on the grant-date fair value of those awards over the original remaining service period until the date of completion of the tender offer. Under this approach, the completion of the May 2006 tender offer, rather than the December 2005 vesting acceleration, represents the modification date of the awards. The unrecognized non-cash compensation cost associated with awards not tendered for exchange was recognized on the expiration of the tender offer due to the stock options becoming fully vested at that point. The unrecognized non-cash compensation cost associated with awards tendered for exchange will be recognized over the two-year vesting period of the restricted stock units. We did not recognize any incremental compensation cost related to this modification as the fair value of the restricted stock units equates to the fair value of the unvested stock options.

The result of the foregoing is an increase to non-cash stock compensation expense of approximately $0.6 million for the three months ended March 31, 2006. An additional expense of approximately $1.0 million related to this matter has been recorded in our financial statements for the three months ended June 30, 2006. In addition, approximately $1.8 million of non-cash compensation expense associated with the modified awards will be recognized over the remainder of the two-year vesting period of those awards. The unaudited condensed consolidated financial statements and related disclosures in this Form 10-Q/A have been restated to reflect the increase to non-cash stock compensation expense for the three months ended March 31, 2006. This restatement did not have an impact on our total current assets, our total assets or our cash flows for any period presented. This restatement decreased net income $0.6 million for the three months ended March 31, 2006.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains Item 2 of Part I, as amended, Item 4 of Part I, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31, 2006	December 31, 2005
	(as Restated, see Note 11)
ASSETS
Current assets:
Cash and cash equivalents	$109,227	$112,882
Restricted cash	5,903	4,773
Accounts receivable, net	22,732	25,887
Deferred contract costs	311	311
Other current assets	18,373	19,219

Total current assets	156,546	163,072

Premises and equipment, net	13,295	14,056
Deferred issuance costs and other assets, net	5,154	4,906
Goodwill	14,760	14,440
Non-current deferred tax asset	5,373	5,971

Total assets	$195,128	$202,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,569	$11,766
Accrued liabilities	33,452	36,925
Accrued compensation and related expenses	14,907	23,847
Deferred revenue	93,678	99,870
Current portion of long-term debt	23,860	25,000

Total current liabilities	176,466	197,408

Long-term debt	83,349	75,691

Total liabilities	259,815	273,099

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 104 issued and outstanding	100,077	100,065
Common stock, $0.00025 par value, 2,000,000 shares authorized, 20,703 shares issued and outstanding	5	5
Warrants for common stock	3,125	3,125
Additional paid-in capital	10,424,667	10,420,262
Accumulated other comprehensive loss	(735)	(1,147)
Accumulated deficit	(10,591,826)	(10,592,964)

Net stockholders’ deficit	(64,687)	(70,654)

Total liabilities and stockholders’ deficit	$195,128	$202,445

See accompanying notes to condensed consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(as restated, see Note 11)
Revenues:
Software solutions	$16,922	$25,409
Services	23,874	27,627
Maintenance	23,214	25,818
Contract	33	3,057

Total revenues	64,043	81,911

Costs and expenses:
Cost of revenues:
Software solutions	3,403	4,927
Services and maintenance	23,471	28,685
Sales and marketing	11,096	18,368
Research and development	8,947	11,800
General and administrative	13,538	25,643
Restructuring charges and adjustments	(50)	11,848

Total costs and expenses	60,405	101,271

Operating income (loss)	3,638	(19,360)

Non-operating income (expense), net	157	(4,760)

Income (loss) before income taxes	3,795	(24,120)
Income tax expense	2,014	1,582

Income (loss) from continuing operations	1,781	(25,702)

Income from discontinued operations, net of taxes	—	1,210

Net income (loss)	$1,781	$(24,492)

Preferred stock dividend and accretion of discount	629	743

Net income (loss) applicable to common shareholders	$1,152	$(25,235)

Net income (loss) per common share applicable to common shareholders:
Total:
Basic	$0.05	$(1.36)
Diluted	$0.04	$(1.36)

Discontinued operations
Basic	$—	$0.06
Diluted	$—	$0.06

Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.05	$(1.42)
Diluted	$0.04	$(1.42)

Weighted-average common shares outstanding:
Basic	25,195	18,613
Diluted	25,653	18,613

See accompanying notes to condensed consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(as restated, see Note 11)
Comprehensive income (loss):
Net income (loss) applicable to common shareholders	$1,152	$(25,235)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities arising during the period	—	4
Foreign currency translation adjustments	412	(1,496)

Total other comprehensive income (loss)	412	(1,492)

Total comprehensive income (loss)	$1,564	$(26,727)

See accompanying notes to condensed consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31
	2006	2005
	(as restated, see Note 11)
Cash flows from operating activities:
Net income (loss)	$1,781	$(24,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,814	1,713
Stock option expense	4,261	—
Amortization of deferred compensation	138	188
Gain on sale of securities	(501)	—
(Gain) loss on disposal of equipment	(29)	718
Provision (credit) for bad debts charged to costs and expenses	(34)	163
Deferred income taxes	905	230
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	3,254	3,431
Other current assets	625	(491)
Accounts payable	(1,181)	964
Accrued liabilities	(4,049)	15,873
Accrued compensation and related expenses	(8,916)	(4,991)
Deferred revenue	(6,042)	1,189

Net cash used in operating activities	(7,974)	(5,505)

Cash flows from investing activities:
Restrictions (added to) released from cash	(1,130)	1,720
Purchases of premises and equipment	(578)	(1,008)
Proceeds from sale of of premises and equipment	141	—
Purchases of short-term investments	—	(20,000)
Proceeds from sale of short-term investments	—	16,850
Proceeds from sale of securities	501	—
Business acquisition	(569)	—
Purchases of long-term investments	—	(500)

Net cash used in investing activities	(1,635)	(2,938)

Cash flows from financing activities:
Repurchase of debt	(1,140)	—
Proceeds from sale of convertible debt	7,500	—
Payment of debt issuance costs	(493)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	6	8

Net cash provided by financing activities	5,873	8

Effect of exchange rates on cash	81	(1,319)

Net change in cash and cash equivalents	(3,655)	(9,754)
Cash and cash equivalents at beginning of period	112,882	133,273

Cash and cash equivalents at end of period	$109,227	$123,519

Supplemental cash flow information
Income taxes paid (net of refunds received)	$1,769	$1,380
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$629	$743

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

Recent Accounting Pronouncements. None.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents at March 31, 2006 and December 31, 2005 were as follows:

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

2006.	$12,441
2007	12,356
2008	9,923
2009	8,309
2010	3,530
Thereafter	626

Total	$47,185

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

We recorded approximately $4.4 million of total stock based compensation expense for the three month period ended March 31, 2006 as required by the provisions of SFAS No. 123(R). Included in the stock compensation expense was $0.1 million in restricted stock expense. This amount includes the effect of our restatement as discussed in Note 11. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on our reported cash flow. The allocation of the stock-based compensation expense for the three months ended March 31, 2006 is as follows:

Three Months Ended March 31, 2006
Cost of services and maintenance	$767
Sales and marketing	1,105
Research and development	1,124
General and administrative	1,404

Total	$4,400

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

March 31, 2005
Net loss applicable to common shareholders	$(25,235)
Add: Total stock-based employee compensation expense included in reported net income	188
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,978)

Pro forma net loss	$(36,025)

Net income (loss) per common share - Basic and Diluted:
As reported
Basic and diluted	$(1.36)

Pro forma
Basic and diluted	$(1.94)

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

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans is as follows (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2005	5,261	$78.66
Granted
Grant price = Fair Market Value	293	15.88
Exercised	(1)	9.16
Forfeited	(81)	11.87
Expired	(346)	253.92		—

Outstanding balance, March 31, 2006	5,125	$64.28	7.05	$16,465

Options exercisable at March 31, 2006	2,693	$110.73	5.03	$4,015

In connection with stock option awards, including restricted stock, we recognized compensation expense of $4.4 million, including the effect of the restatement discussed in Note 11, and $0.2 million in the three months ended March 31, 2006 and March 31, 2005, respectively. Total compensation cost not yet recognized related to nonvested awards was $24.8 million at March 31, 2006. The expense is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average, grant-date fair value of options granted during the three-month period ended March 31, 2006 and March 31, 2005 was $11.28 and $6.73, respectively. The total fair value of options vested during the three-month period ended March 31, 2006 and March 31, 2005 was $1.1 million and $6.1 million, respectively. The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2006 and March 31, 2005, was less than $0.1 million in each period. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. When we issue shares related to stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

A summary of unvested stock option and restricted stock shares as of March 31, 2006, and change during the three-month period then ended is presented below:

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

Fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services) are classified under software solutions revenue along with core license and recurring license revenue. Fees received to customize or enhance a previously purchased licensed product that resulted from arrangements negotiated and executed subsequent to the license arrangement are classified as services revenue. Similarly, the previously reported cost of development services is reclassified such that the cost is allocated to cost of software solutions and cost of services, as appropriate.

Our presentation of reimbursable expense revenue has also changed. Historically, we have stated the related revenue and expense amounts separately on our Consolidated Statement of Operations. Beginning with the fourth quarter of 2005, we adopted the industry practice of including reimbursable expense revenue in services revenue, and the related costs in cost of services.

The following chart illustrates the previous and current classifications of revenue and costs of revenue for the quarter ended March 31, 2005:

For the Three Months Ended March 31, 2005
Revenue
Previous Classification
Software Licenses	$6,780
Development Services	20,064
Contract	3,057
Services	23,558
Reimbursable expense	2,634
Maintenance	25,818

Total revenue	$81,911

Current Classification
Software solutions	$25,409
Services	27,627
Maintenance	25,818
Contract	3,057

Total revenue	$81,911

Costs of Revenue
Previous Classification
Software Licenses	$1,790
Development Services	4,601
Reimbursable expense	2,634
Services and Maintenance	24,587

Total revenue	$33,612

Current Classification
Software solutions	$4,927
Services and Maintenance	28,685

Total revenue	$33,612

11. Restatement of Financial Statements

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2006, we reviewed the accounting for our December 2005 acceleration of vesting of certain outstanding stock options with an exercise price of $45.00 and above in relation to the tender offer for the exchange of certain employee stock options that was completed in May 2006. (See Note 12 for discussion of the tender offer.) Based on our review, we have determined that the acceleration of vesting on those stock options was not a substantive modification. The stock options that were subject to the acceleration of vesting were also among the awards included in the tender offer where unvested restricted stock units were offered in exchange for the options. As a result, the Company will recognize compensation based on the grant-date fair value of those awards over the original remaining service period until the date of completion of the tender offer. Under this approach, the completion of the May 2006 tender offer, rather than the December 2005 vesting acceleration, represents the modification date of the awards. The unrecognized non-cash compensation cost associated with awards not tendered for exchange was recognized on the expiration of the tender offer due to the stock options becoming fully vested at that point. The unrecognized non-cash compensation cost associated with awards tendered for exchange will be recognized over the two-year vesting period of the restricted stock units. We did not recognize any incremental compensation cost related to this modification as the fair value of the restricted stock units equates to the fair value of the unvested stock options.

The result of the foregoing is an increase to non-cash stock compensation expense of approximately $0.6 million from the amounts previously reported for the three months ended March 31, 2006. An additional expense of approximately $1.0 million related to this matter has been recorded in our financial statements for the three months ended June 30, 2006. In addition, approximately $1.8 million of non-cash compensation expense associated with the modified awards will be recognized over the remainder of the two-year vesting period of those awards.

The accompanying condensed consolidated financial statements have been restated to reflect the increase to non-cash stock compensation expense for the three months ended March 31, 2006. This restatement did not have an impact on our total current assets, our total assets or our cash flows for any period presented. This restatement decreased net income $0.6 million for the three months ended March 31, 2006.

Following is a summary of the effects of the restatement described above (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	As of March 31, 2006
	As Previously Reported	Adjustment	As Restated
Additional paid-in-capital	$10,424,058	$609	$10,424,667
Accumulated deficit	(10,591,217)	(609)	(10,591,826)

Condensed Consolidated Statements of Operations and Comprehensive (Loss)

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Costs and expenses:
Costs of revenues:
Services and maintenance	$23,336	$135	$23,471
Sales and marketing	10,954	142	11,096
Research and development	8,698	249	8,947
General and administrative	13,455	83	13,538
Total costs and expenses	59,796	609	60,405
Operating income (loss)	4,247	(609)	3,638
Income (loss) before income taxes	4,404	(609)	3,795
Net income (loss)	2,390	(609)	1,781
Net income (loss) applicable to common shareholders	1,761	(609)	1,152

Net income (loss) per common share applicable to common shareholders:
Total:
Basic	$0.07	$(0.02)	$0.05
Diluted	$0.07	$(0.03)	$0.04

Continuing operations including preferred dividend and accretion of discount:
Basic	$0.07	$(0.02)	$0.05
Diluted	$0.07	$(0.03)	$0.04

Total comprehensive income (loss)	$2,173	$(609)	$1,564

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Net income (loss)	$2,390	$(609)	$1,781
Stock option expense	3,652	609	4,261

12. Subsequent Events

During April 2006, we repurchased approximately $2.0 million of our 5.25% convertible notes.

In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees will have the opportunity to exchange certain stock options for restricted stock units. We are offering to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units to be issued in exchange for a properly tendered eligible option will be based on exchange ratios that depend on the exercise price of the tendered option. The exchange ratios represent the number of option shares to be exchanged for one restricted stock unit and range from 5-for-1 to 72-for-1. Our CEO, CFO and members of our Board of Directors are not eligible to participate in the program. (See Note 9, Stock Based Compensation Plans and Note 11, Restatement of Financial Statements.)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated financial statements for the quarterly period ended March 31, 2006 as described in Note 11 to the condensed consolidated financial statements.

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

	Three Months Ended March 31, 2006	Gross Margin	Three Months Ended March 31, 2005	Gross Margin
Software solutions	$3,403	80%	$4,927	81%
Services and maintenance	23,471	50%	28,685	46%

Total cost of revenues	$26,874		$33,612

Cost of Software Solutions. Cost of software solutions consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are generally expensed when they become payable.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	User product documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions for estimated costs related to service customer claims. We accrue for customer claims on a case-by-case basis.

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer.

Cost of software solutions decreased $1.5 million, or 31%, during the three months ended March 31, 2006 compared to the same period in 2005. The decrease is partly due to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate.

Cost of Services and Maintenance. Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. Cost of services and maintenance decreased $5.2 million, or 18%, during the three months ended March 31, 2006 compared to the same period in 2005. This decrease was partially offset by non-cash stock option expense of $0.8 million in the three months ended March 31, 2006. Services and maintenance headcount decreased 15%, excluding subcontractors, from March 31, 2005 to March 31, 2006, which contributed to a significant decrease in the compensation-related expenses incurred by the services and maintenance organization.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses in our condensed consolidated statements of operations and comprehensive income (loss). The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2006	Percent of Revenue	Three Months Ended March 31, 2005	Percent of Revenue
Sales and marketing	$11,096	17%	$18,368	22%
Research and development	8,947	14%	11,800	14%
General and administrative	13,538	21%	25,643	31%
Restructuring charges and adjustments	(50)	—	11,848	15%

Total operating expenses	$33,531		$67,659

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, employee commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $7.3 million, or 40%, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease was partially offset by non-cash stock option expense of $1.1 million in the three months ended March 31, 2006. The decrease was primarily due to reductions in headcount and reduced commissions based on lower bookings. We had a 34% decrease in the number of sales and marketing personnel between March 31, 2005 and March 31, 2006.

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

Research and development expenses decreased $2.9 million, or 24%, for the three months ended March 31, 2006 compared to the same period in 2005. This decrease was partially offset by non-cash stock option expense of $1.1 million, in the three months ended March 31, 2006. The decrease was primarily caused by a 43% decrease in the number of our research and development personnel between March 31, 2005 and March 31, 2006, the continuation of our initiative to have the majority of our development personnel located in India, and a reduction in the usage of third-party contractors. As of March 31, 2006, approximately 62% of our research and development employees were located in India.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal litigation costs. General and administrative expense decreased $12.1 million, or 47%, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease was primarily related to an accrual made in March 2005 of approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities. We also had a 14% decrease in the number of general and administrative personnel between March 31, 2005 and March 31, 2006. The decrease was partially offset by non-cash stock option expense of $1.3 million and the increased cost of our executive department in the three month period ended March 31, 2006. Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the on-going governmental investigations and the other litigation we face.

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

Provision for Income Taxes

We recognized income tax expense, predominately foreign taxes, of $2.0 million and $1.6 million during the three months ended March 31, 2006 and March 31, 2005, respectively, representing effective income tax rates of 53.1% in the 2006 period and (6.9)% in the 2005 period. The effective tax rates vary from the U.S. federal statutory rate primarily due to fluctuations in our valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in 2002 that includes senior financial, operational and legal personnel charged with assisting our CEO and CFO in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures. As disclosed in our initial filing of our Form 10-Q for the period ended March 31, 2006, based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006 in that they were designed to provide reasonable assurance that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, in connection with the filing of our Form 10-Q for the period ended June 30, 2006, our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report and has now determined that our disclosure controls and procedures were ineffective as of March 31, 2006 solely because of the material weakness described below.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, during our most recent fiscal quarter there were no changes in our internal control over financial reporting, other than the material weakness described below, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 11 to the attached unaudited condensed consolidated financial statements, subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended March 31, 2006, we determined to change our original accounting for our December 2005 vesting acceleration of certain outstanding employee stock options and our subsequent tender offer for the exchange of certain employee stock options, which was completed in May 2006. The result is an increase to non-cash stock compensation expense of approximately $0.6 million in the quarter ended March 31, 2006 as compared to the amount reported in our previously-filed Form 10-Q. This Form 10-Q/A includes restated financial statements to reflect the increase in non-cash stock compensation expense for the three months ended March 31, 2006. We have re-evaluated our internal controls in light of this restatement and concluded that the restatement resulted from a material weakness. Our internal controls include reviews of complicated unusual or non-routine transactions to ensure accurate and timely recording, including reviews with our board of directors and various external advisors as appropriate. We plan to recommend internal control enhancements to our audit committee prior to filing our Form 10-Q for the quarter ending September 30, 2006. These recommendations are expected to include additional reviews with external subject matter experts, including the SEC accounting staff when appropriate, to more proactively analyze complicated unusual or non-routine transactions in advance of concluding such transactions. Furthermore, we plan to enhance our internal expertise through additional hiring and training of qualified finance and accounting personnel.

PART II. OTHER INFORMATION.

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

i2 TECHNOLOGIES, INC.

August 24, 2006	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(Principal Accounting and Financial Officer)