Form 10-Q
period 2006-09-30
I2 TECHNOLOGIES INC
filed 2006-11-07
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006, the Registrant had 20,948,945 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$124,955	$112,882
Restricted cash	5,098	4,773
Accounts receivable, net	26,461	25,887
Deferred contract costs	311	311
Other current assets	15,028	19,219

Total current assets	171,853	163,072

Premises and equipment, net	11,639	14,056
Intangible assets, net	4,537	4,906
Goodwill	14,760	14,440
Non-current deferred tax asset	5,732	5,971

Total assets	$208,521	$202,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,564	$11,766
Accrued liabilities	29,749	36,925
Accrued compensation and related expenses	18,552	23,847
Deferred revenue	89,105	99,870
Current portion of long-term debt	21,848	25,000

Total current liabilities	170,818	197,408

Total long-term debt, net	83,665	75,691

Total liabilities	254,483	273,099

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 105 and 104 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	101,578	100,065
Common stock, $0.00025 par value, 2,000,000 shares authorized, 20,877 and 20,702 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5	5
Warrants for common stock	3,125	3,125
Additional paid-in capital	10,434,109	10,420,262
Accumulated other comprehensive income (loss)	1,219	(1,147)
Accumulated deficit	(10,585,998)	(10,592,964)

Net stockholders’ deficit	(45,962)	(70,654)

Total liabilities and stockholders’ deficit	$208,521	$202,445

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Software solutions	$20,569	$18,048	$52,879	$66,946
Services	27,007	23,272	77,023	78,433
Maintenance	23,745	24,268	70,080	75,582
Contract	33	899	99	19,299

Total revenues	71,354	66,487	200,081	240,260

Costs and expenses:
Cost of revenues:
Software solutions	3,271	3,013	9,121	11,399
Services and maintenance	25,156	24,445	73,002	79,786
Contract	—	—	—	1,575
Sales and marketing	12,307	8,035	35,976	41,558
Research and development	8,818	8,281	26,698	29,166
General and administrative	15,252	12,138	40,634	49,373
Restructuring charges and adjustments	(103)	(256)	(248)	11,357

Total costs and expenses	64,701	55,656	185,183	224,214

Operating income	6,653	10,831	14,898	16,046

Non-operating (expense) income, net:
Realized gains on investments, net Realized gains on investments, net	—	34	501	11,034
Other expense, net	(504)	(2,998)	(1,358)	(12,779)

Total non-operating (expense) income, net	(504)	(2,964)	(857)	(1,745)

Income before income taxes	6,149	7,867	14,041	14,301
Income tax expense	1,595	2,436	4,906	5,843

Income from continuing operations	4,554	5,431	9,135	8,458

Income from discontinued operations, net of taxes.	—	3,960	—	8,666

Net income	$4,554	$9,391	$9,135	$17,124

Preferred stock dividend and accretion of discount	770	764	2,169	2,256

Net income applicable to common stockholders	$3,784	$8,627	$6,966	$14,868

Net income per common share applicable to common stockholders:
Total:
Basic	$0.15	$0.34	$0.28	$0.63
Diluted	$0.15	$0.33	$0.27	$0.62

Discontinued operations
Basic	$—	$0.16	$—	$0.37
Diluted	$—	$0.15	$—	$0.36

Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.15	$0.18	$0.28	$0.26
Diluted	$0.15	$0.18	$0.27	$0.26

Weighted-average common shares outstanding:
Basic	25,370	25,063	25,271	23,739
Diluted	25,892	25,958	25,770	24,038

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Comprehensive income:
Net income applicable to common stockholders	$3,784	$8,627	$6,966	$14,868

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities arising during the period	—	115	—	234
Foreign currency translation adjustments	173	193	2,366	(3,433)
Tax effect of other comprehensive income	—	(40)	—	(77)

Total other comprehensive income (loss)	173	268	2,366	(3,276)

Total comprehensive income	$3,957	$8,895	$9,332	$11,592

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$9,135	$17,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,609	5,791
Stock option expense	12,230	—
Amortization of deferred compensation	482	706
Gain (loss) on extinguishment of debt	(3)	86
Gain on sale of discontinued operations	—	(2,176)
Gain on sale of securities	(501)	(11,000)
(Gain) loss on disposal of equipment	(46)	871
Reduction in provision for bad debts charged to costs and expenses	(266)	(90)
Deferred income taxes	782	(581)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	6	14,327
Deferred contract costs	—	1,580
Other current assets	3,868	4,780
Accounts payable	(77)	(1,791)
Accrued liabilities	(7,518)	413
Accrued compensation and related expenses	(5,094)	(9,901)
Deferred revenue	(9,802)	(35,565)

Net cash provided by (used in) operating activities	8,805	(15,426)

Cash flows (used in) provided by investing activities:
Restrictions (added to) released from cash	(325)	2,636
Purchases of premises and equipment	(1,664)	(2,184)
Proceeds from sale of premises and equipment	143	2,653
Purchases of short-term investments	—	(95,950)
Proceeds from sale of short-term investments	—	228,656
Proceeds from sale of securities	501	11,000
Business acquisition	(569)	—
Purchases of long-term investments	—	(1,000)

Net cash (used in) provided by investing activities	(1,914)	145,811

Cash flows provided by (used in) financing activities:
Repurchase of debt	(3,149)	(21,529)
Proceeds from sale of convertible debt	7,500	—
Payment of debt issuance costs	(483)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	1,133	391
Proceeds from sale of common stock, net of issuance costs	—	14,950

Net cash provided by (used in) financing activities	5,001	(6,188)

Effect of exchange rates on cash	181	(2,516)

Net change in cash and cash equivalents	12,073	121,681

Cash and cash equivalents at beginning of period	112,882	133,273

Cash and cash equivalents at end of period	$124,955	$254,954

Supplemental cash flow information
Interest paid	$2,688	$8,646
Income taxes paid (net of refunds received)	$3,866	$5,479
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$2,169	$2,256

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often bundled with other offerings, including services we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of 2008. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

2. Investment Securities

We classify short-term time deposits and other liquid investments in debt securities with original maturities of less than three months as available-for-sale. We report these deposits and investments as cash and cash equivalents in the condensed consolidated balance sheets. The estimated fair value of these investments approximates their carrying value. Investment securities reported as cash and cash equivalents at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

Short-term time deposits	4,033	$7,244
Commercial paper	102,392	28,094

	$106,425	$35,338

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

3. Leases

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. Future minimum lease payments under our non-cancellable operating leases, including lease payments for restructured facilities without consideration of offsetting estimated sublease income of $3.1 million as of September 30, 2006, are as follows:

2006	$4,209
2007	13,431
2008	10,414
2009	8,521
2010	3,541
Thereafter	672

Total	$40,788

4. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related debt issuance cost recorded on our condensed consolidated balance sheet at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005

Convertible subordinated notes, 5.25% annual rate payable semi-annually, due December 15, 2006	$21,848	$25,000
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	78,750
Unamortized discount on 5% notes	(2,585)	(3,059)

Total debt	$105,513	$100,691
Less current portion	21,848	25,000

Total long-term debt, net	$83,665	$75,691

Capitalized debt issuance costs, net	$4,494	$4,906

Debt issuance costs are recorded in intangible assets, net of accumulated amortization.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ equity portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes are recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount is being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity.

During May 2006, we repurchased $2.0 million of our 5.25% convertible notes at approximately par value.

5. Restructuring Charges and Adjustments

2005 Restructuring Plan. On March 30, 2005, we implemented a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of September 30, 2006, $0.1 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2005 restructuring plan.

2001 and 2002 Restructuring Plans. We initiated global restructuring plans in 2001 and 2002 to reduce our operating expenses and to bring them into alignment with our expected revenue levels. The plans included the elimination of certain employee positions and the reduction of office space and related overhead expenses. As of September 30, 2006, $0.3 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to the 2001 and 2002 restructuring plans.

Consolidated Restructuring Accrual. The following table summarizes the 2006 restructuring related payments and accruals, and the components of the remaining restructuring accruals, included in accrued liabilities, at September 30, 2006 and December 31, 2005:

	Employee Severance and Termination	Office Closure and Consolidation	Total
December 31, 2005	$234	$1,343	$1,577

Adjustments to 2001 and 2002 restructuring plans	—	(50)	(50)
Cash payments	(6)	(358)	(364)

Remaining accrual balance at March 31, 2006	$228	$935	$1,163

Adjustments to 2001 and 2002 restructuring plans	(36)	(59)	(95)
Cash payments	—	(294)	(294)

Remaining accrual balance at June 30, 2006	$192	$582	$774

Adjustments to 2001 and 2002 restructuring plans	—	(103)	(103)
Cash payments	—	(112)	(112)

Remaining accrual balance at September 30, 2006	$192	$367	$559

The accrual for office closure and consolidation of $0.4 million at September 30, 2006 represents future payments to be made for facilities that we have exited as part of our restructuring plans. This accrual is net of estimated sublease income of $0.7 million. The remaining payments related to restructured facilities extend into the third quarter of 2007. The remaining payments related to employee severance and termination extend into the first quarter of 2008.

6. Net Income Per Common Share

Net Income Per Common Share. Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for all periods presented, the effect of the convertible preferred stock is included in the calculation of basic net income per share.

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

The following is a reconciliation of the number of shares used in the calculation of basic net income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months and the nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	20,822	20,626	20,760	19,339
Participating convertible preferred stock	4,548	4,437	4,511	4,400

Total common and common equivalent shares outstanding using two-class method - basic	25,370	25,063	25,271	23,739
Effect of dilutive securities:
Outstanding stock option and share right awards	522	895	499	299
Convertible debt	—	—	—	—

Weighted average common and common equivalent shares outstanding - diluted	25,892	25,958	25,770	24,038

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,537	2,897	1,481	3,074
Warrants	484	—	484	—
Convertible debt	23	326	24	326

Total anti-dilutive shares excluded from calculation	2,044	3,223	1,989	3,400

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$43,149	$35,580	$113,388	$118,951
International revenue:
Non-U.S. Americas	2,379	2,843	8,952	7,083
Europe, Middle East and Africa	13,823	14,618	37,621	70,560
Greater Asia Pacific	12,003	13,446	40,120	43,666

Total international revenue	28,205	30,907	86,693	121,309

Total Revenue	$71,354	$66,487	$200,081	$240,260

International revenue as percent of total revenue	40%	46%	43%	50%

During the periods presented, no individual customer accounted for more than 10% of total revenues.

Long-lived assets, excluding deferred taxes, by geographic region, as reported to our CEO, were as follows:

	September 30,	December 31,
	2006	2005
United States	$28,172	$30,438
Europe, Middle East and Africa	252	468
Greater Asia Pacific	2,512	2,496

Total Long-Lived Assets	$30,936	$33,402

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

The settlement of the SEC enforcement proceedings covered the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. On March 23, 2006 the SEC settled the civil charges against Mr. Lancaster and on October 12, 2006 the SEC settled the civil charges against Mr. Beecher. The SEC’s action against Mr. Brady continues.

Indemnification Agreements

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure of our obligations under certain guarantees and indemnifications in our interim and annual consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of September 30, 2006.

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

The maximum potential amount of future payments we could be required to make under these indemnification agreements and agreements for the advancement of costs is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred approximately $4.0 million and $1.8 million of expense for legal fees and expenses for current and former employees during the three months ended September 30, 2006 and 2005, respectively, and approximately $9.2 million and $3.8 million of such expense during the nine months ended September 30, 2006 and 2005, respectively.

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

Internal Revenue Service Audit

We are currently appealing the results of an Internal Revenue Service (IRS) examination regarding matters relating to the timing of the company’s remittance of withholding taxes, which were previously remitted, associated with the exercise of certain stock options by employees in the 2000 tax year. The company has filed a protest regarding the IRS’s position on the matter and the protest is being reviewed by the IRS Appeals Division. The IRS has not issued an assessment with respect to any monetary penalties claimed to be owed by the company and the company presently is seeking a full statutory abatement of any such penalties that might be assessed. The amount of any such penalties and related interest could be significant.

India Tax Assessments

On March 29, 2005, we were notified by the Office of the Addl. Commissioner of Income-Tax in India of tax and interest assessments of approximately $2.4 million and $0.9 million, respectively, related to transfer pricing adjustments between our affiliated companies for the Indian statutory fiscal year ended March 31, 2002. The Office of the Addl. Commissioner of Income-Tax has asserted that intercompany charges from our Indian subsidiaries to our U.S. and Dutch subsidiaries were understated during this period. We were required to pay, and have paid, the assessed tax and interest during the appeals process. The future assessment of a penalty, in addition to the tax and interest already assessed, in an amount up to $2.4 million is possible but, in our view, not probable, and no amount has been accrued at September 30, 2006.

On March 31, 2006, we received additional assessments totaling approximately $1.1 million, primarily related to similar transfer pricing adjustments for the Indian statutory fiscal year ended March 31, 2003. We are currently appealing these additional assessments and have filed, but not yet received approval for, a Stay of Demand for Payment.

We believe the Indian tax authorities’ position regarding our intercompany transactions to be without merit and that all intercompany transactions were conducted at appropriate pricing levels. Accordingly, we have appealed all of the assessments discussed above and expect the ultimate resolution will not exceed the tax contingency reserves we have established for these matters.

Certain Accruals

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. We are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. The adverse resolution of any one or more of those matters over and above the amount, if any, that has been estimated and accrued in our consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations or cash flows. During the nine months ended September 30, 2006, we recorded a $2.0 million reduction to general and administrative expense in connection with a reassessment of our litigation reserves.

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

The Discretionary Option Grant Program provides for the grant of incentive stock options to employees and for the grant of nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value per share of our common stock on the date of grant for incentive options and nonqualified stock options, respectively. Options granted under this program generally expire ten years after the date of grant. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested in four equal annual increments. Options granted after March 2001 generally vest 1% on the date of grant, 24% on the first anniversary of the grant date and the remaining options vest in 36 equal monthly increments thereafter. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

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

The 1995 Plan has an automatic share increase feature whereby the number of shares of our common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of our common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1,600,000 shares of our common stock or such lesser number of shares of our common stock as determined by our Board of Directors in its discretion. Based upon the number of shares reserved for issuance under the plan at December 31, 2005, we limited the number of additional shares reserved in January 2006 to 10,000. Through September 30, 2006, we have reserved a total of 11,824,212 shares of our common stock for issuance under the plan. The number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire is limited to 1,000,000. Unless extended or terminated earlier, the plan will terminate on October 14, 2014.

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

The Discretionary Option Grant Program provides for the grant of nonqualified stock options to non-officer employees and consultants. Exercise prices may be less than, equal to or greater than the fair market value per share of our common stock on the date of grant. Options granted under this program generally expire ten years after the date of grant. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested 25% on the first anniversary of the grant date with the remaining options vesting in 36 equal monthly increments. Options granted after March 2001 generally vest 1% on the date of grant, 24% on the first anniversary of the grant date and the remaining options vest in 36 equal monthly increments thereafter. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

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

In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees had the opportunity to exchange certain stock options for restricted stock units. We offered to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units issued in exchange for a properly tendered eligible option was based on exchange ratios that depended on the exercise price of the tendered option. The exchange ratios represented the number of option shares to be exchanged for one restricted stock unit and ranged from 5-for-1 to 72-for-1. The exchange offer expired on May 31, 2006; 797 employees were eligible to participate and 549 employees participated, 1,033,498 options were tendered and cancelled, and 133,033 restricted stock units were issued under such exchange offer. Through the nine months ended September 30, 2006, we recorded $1.8 million of expense related to the amortization of the grant date fair value of options subject to exchange and the restricted stock units issued. We recorded approximately $0.2 million of expense during the three month period ended September 30, 2006 related to the amortization of restricted stock units issued. An additional approximately $1.6 million of expense associated with the restricted stock units will be recognized over the remainder of the two-year vesting period of those awards.

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

We recorded approximately $3.8 million and $12.7 million of total stock based compensation expense for the three-month period and the nine-month period ended September 30, 2006, respectively, as required by the provisions of SFAS No. 123(R). Included in the stock compensation expense was $0.3 million and $0.5 million in restricted stock expense for the three months and nine months ended September 30, 2006, respectively. Due to our net operating losses, there was no tax expense or benefit recorded in connection with our stock-based compensation expense. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on our reported cash flow. The allocation of the stock-based compensation expense for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of services and maintenance	$685	$2,397
Sales and marketing	992	3,227
Research and development	950	3,295
General and administrative	1,156	3,794

Total	$3,783	$12,713

Under the modified prospective method of SFAS No. 123(R), we are not required to restate prior financial statements to reflect expensing of share-based compensation. As required by SFAS No. 123(R), we have presented pro forma disclosures of our net income and net income per share for the three months ended September 30, 2005 and our net loss and net loss per share for the nine-month period ended September 30, 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income applicable to common stockholders	$8,627	$14,868
Add: Total stock-based employee compensation expense included in reported net income	249	706
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,805)	(25,130)

Pro forma net income (loss)	$3,071	$(9,556)

Net income (loss) per common share - Basic
As reported	$0.34	$0.63
Pro forma	$0.12	$(0.40)
Net income (loss) per common share - Diluted
As reported	$0.33	$0.62
Pro forma	$0.12	$(0.40)

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended September 30,		ESPP Shares Three Months Ended September 30,		Stock Options Nine Months Ended September 30,		ESPP Shares Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected term (years)	4	4	0.5	0.5	4	4	0.5	0.5
Volatility factor	0.87	1.02	0.68	0.91	0.93	1.05	0.59	0.84
Risk-free interest rate	5.01%	3.98%	4.93%	3.89%	4.85%	3.84%	4.77%	3.83%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

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

A combined summary of activity, including restricted stock units in our 1995 Plan, 2001 Plan and our assumed stock option plans during the three months and nine months ended September 30, 2006 is as follows (in thousands, except per share amounts and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2005	5,261	$78.66
Granted
Grant price = fair market value	293	15.88
Exercised	(1)	9.16
Forfeited	(81)	11.87
Expired	(351)	253.92

Outstanding balance, March 31, 2006	5,121	$64.28	7.04	$16,465

Options exercisable at March 31, 2006	2,693	$110.73	5.03	$4,015

Granted
Grant price = fair market value	538	$12.93
Grant price > fair market value	7	16.12
Restricted stock units, grant price < fair market value (1)	133	—
Exercised	(10)	7.67
Converted (1)	(1,033)	162.43
Forfeited	(238)	11.82
Expired	(416)	142.10

Outstanding balance, June 30, 2006	4,102	$26.18	8.03	$8,051

Options exercisable at June 30, 2006	1,590	$47.67	6.10	$2,922

Granted
Grant price = fair market value	78	$15.23
Restricted stock units, grant price < fair market value	276	—
Exercised	(83)	4.56
Forfeited	(50)	11.66
Expired	(105)	116.76

Outstanding balance, September 30, 2006	4,218	22.62	8.11	$28,058

Options exercisable at September 30, 2006	1,693	$39.50	6.56	$8,397

Weighted average of fair value of options granted during 2006	$11.16

(1)	Issued/converted pursuant to the tender offer announced in April 2006 described above.

In connection with stock option and restricted stock awards, we recognized compensation expense of $3.8 million and $0.3 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and recognized compensation expense of $12.7 million and $0.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Total compensation cost related to nonvested awards not yet recognized was $24.1 million at September 30, 2006. The expense is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant-date fair value of options granted during the three-month periods ended September 30, 2006 and September 30, 2005 was $14.31 and $11.93, respectively, and the weighted-average grant-date fair value of options granted during the nine-month periods ended September 30, 2006 and September 30, 2005, was $11.16 and $6.90, respectively. The total fair value of options vested during the three-month periods ended September 30, 2006 and September 30, 2005 was $2.9 million and $3.7 million, respectively, and the total fair value of options vested during the nine-month periods ended September 30, 2006 and September 30, 2005 was $8.4 million and $15.5 million, respectively. The aggregate intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, was $1.0 million and $1.8 million, respectively. The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock exceeds the exercise price of the option. When we issue shares upon stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

A summary of unvested stock option and restricted stock shares as of September 30, 2006, and change during the nine-month period then ended is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value

Unvested balance, December 31, 2005	2,370	$9.57
Granted
Grant price = fair market value	288	11.28
Vested	(130)	8.50
Forfeited	(81)	9.37

Outstanding unvested balance, March 31, 2006	2,447	$9.83

Granted
Grant price = fair market value	533	$8.71
Grant price < fair market value	133	12.55
Grant price > fair market value	6	8.10
Vested	(340)	7.89
Forfeited	(238)	9.19

Outstanding unvested balance, June 30, 2006	2,541	$10.06

Granted
Grant price = fair market value	78	$9.99
Restricted stock units, grant price < fair market value	276	15.53
Vested	(292)	10.42
Forfeited	(50)	9.35

Outstanding unvested balance, September 30, 2006	2,553	$10.52

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

The following chart illustrates the previous and current classifications of revenue and expense for the three and nine months ended September 30, 2005:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Revenue
Previous Classification
Software licenses	$12,213	$28,022
Development services	7,193	44,085
Contract	899	19,299
Services	19,876	65,461
Reimbursable expense	2,038	7,811
Maintenance	24,268	75,582
Total revenue	$66,487	$240,260
Current Classification
Software solutions	$18,048	$66,946
Services	23,272	78,433
Maintenance	24,268	75,582
Contract	899	19,299

Total revenue	$66,487	$240,260

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Cost of Revenues
Previous Classification
Software licenses	$843	$4,176
Development services	3,002	10,921
Contract	—	1,575
Reimbursable expense	2,038	7,811
Services and Maintenance	21,575	68,277

Total cost of revenues	$27,458	$92,760

Current Classification
Software solutions	$3,013	$11,399
Services and maintenance	24,445	79,786
Contract	—	1,575

Total cost of revenues	$27,458	$92,760

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business and thereby cause our stock price to decline. Such risks and uncertainties include, without limitation or ordering as to priority, the following:

•	We have historically experienced substantial negative operating cash flows and we may not achieve a sustained return to positive cash flow. A failure to control expenses, stabilize or grow revenues and achieve sustained positive cash flows would eventually impair our ability to support our operations and adversely affect our liquidity.

•	Our $21.8 million of 5.25% convertible subordinated notes mature and will become due and payable on December 15, 2006.

•	Holders of our 5% senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010, and at any time on or after May 15, 2010, and have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. We cannot assure you that, at the time of conversion or required repurchase, we will have the ability to satisfy the cash portion of any such conversion obligation or to make any such required repurchase.

•	The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. If we are unable to incur additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter and we may fail to meet expectations, which might negatively impact the price of our stock. Our limited analyst coverage, which can result in wide variations in earnings estimates, can amplify this impact.

•	We may not benefit from increases in demand in the market for information technology or an improving macroeconomic environment if we are unable to maintain or grow our market share, which would negatively impact our revenues and stock price.

•	We may not be competitive and increased competition could seriously harm our business. Our strategy to sell new-generation solutions may not be successful.

•	We face risks related to ongoing governmental investigations and litigation that could have a material adverse effect on our relationships with customers and our business, financial condition and results of operations. We may face additional litigation in the future that could harm our business and impair our liquidity.

•	Further loss of key personnel, including customer-facing employees, may negatively affect our operating results and revenues and seriously harm our company.

•	Restructuring initiatives have been executed, and such activities pose risks to our business.

•	Other risks indicated below under the section captioned “Factors that May Affect Future Results” and in our other filings with the SEC.

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

Overview

We are a provider of supply chain management solutions, including various supply chain software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by improving agility, managing variability, reducing complexity, improving operational visibility, increasing operating velocity as well as integrating planning and execution. Our offerings help customers maximize efficiency in relation to sourcing, supply, demand, fulfillment and logistics performance. Our application software is often licensed in conjunction with other offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

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

	Three Months Ended September 30, 2006	Percent of Revenue	Three Months Ended September 30, 2005	Percent of Revenue	Nine Months Ended September 30, 2006	Percent of Revenue	Nine Months Ended September 30, 2005	Percent of Revenue
SOP 97-2 recognition	$3,359	5%	$7,248	11%	$15,400	8%	$12,402	5%
SOP 81-1 recognition	5,814	8%	5,835	9%	15,539	8%	38,927	16%
Recurring items	11,396	16%	4,965	7%	21,940	11%	15,617	7%

Total software solutions	20,569	29%	18,048	27%	52,879	27%	66,946	28%
Services	27,007	38%	23,272	35%	77,023	38%	78,433	33%
Maintenance	23,745	33%	24,268	37%	70,080	35%	75,582	31%
Contract	33	—	899	1%	99	—	19,299	8%

Total revenues	$71,354	100%	$66,487	100%	$200,081	100%	$240,260	100%

Total revenues increased $4.9 million, or 7%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, and decreased $40.2 million, or 17%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. These revenue changes are discussed below.

In addition to evaluating our performance based on total revenue, management also monitors total bookings and software solutions bookings as a performance measure. For a given period, we define bookings as the total value of non-contingent fees contracted for during such period. The value of total bookings was $56.4 million for the three months ended September 30, 2006; $75.4 million for the three months ended June 30, 2006, including platform technology bookings of $10.5 million, and $61.6 million for the three months ended March 31, 2006. Total bookings were not tracked for comparable periods in 2005. The value of software solutions bookings was $7.9 million and $4.9 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $32.1 million and $22.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

Software solutions revenue recognized under SOP 97-2 was $3.4 million during the three months ended September 30, 2006, a decrease of $3.9 million, or 54%, when compared to the three months ended September 30, 2005. Software solutions revenue recognized under SOP 97-2 was $15.4 million during the nine months ended September 30, 2006, an increase of $3.0 million, or 24%, when compared to the nine months ended September 30, 2005. The increase in software solutions revenue during the nine months ended September 30, 2006 primarily resulted from the recognition of $2.1 million of revenue from a 2001 contract that was previously deferred pending the settlement of a customer claim, which occurred during the second quarter of 2006. We also recognized $2.7 million of revenue during the three months ended March 31, 2006 related to two agreements that were valued individually in excess of $1.0 million. We have experienced variability in the timing of recognition of revenue from software solutions under SOP 97-2 and we expect this variability to continue. Quarterly variability is caused by the amount of quarterly software solutions bookings, and whether the software solutions require essential services. Variability is also caused by the timing of cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees.

Software solutions revenue recognized under SOP 81-1 was $5.8 million during the three months ended September 30, 2006 and three months ended September 30, 2005. Software solutions revenue recognized under SOP 81-1 was $15.5 million for the nine months ended September 30, 2006, compared to $38.9 million for the nine months ended September 30, 2005, a decrease of $23.4 million or 60%. Revenue for the nine months ended September 30, 2005 included $13.8 million of revenue recognized upon the achievement of significant contractual milestones on separate agreements and $8.5 million of revenue related to an agreement with Shell Global Solutions International B.V.

We have experienced variability in the timing of recognition of revenue from software solutions under SOP 81-1 and expect this variability to continue. Since the majority of the SOP 81-1 revenue is recognized on a percentage of completion basis, our quarterly revenue is highly dependent on the amount of prior period bookings in our backlog, our progress toward completion of the development and delivery of licensed features and functionality, including the achievement of contractual milestones, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of fees. Another source of variability for software solutions revenue is the mix of products included in our quarterly bookings. We are focused on selling new-generation solutions, where there is a high likelihood of providing essential services associated with the new products. Accordingly, the license fees received for these arrangements, together with fees for the essential services, will be recognized under SOP 81-1 over the period in which the services are performed instead of being recognized upon delivery of the software.

Revenue from recurring items, which was recognized under SOP 97-2, was $11.4 million for the three-month period ended September 30, 2006 compared to $5.0 million for the three-month period ended September 30, 2005, an increase of $6.4 million or 128%. Included in the increase during the third quarter of 2006 was $5.2 million of revenue recognized related to the $10.5 million in platform technology bookings in the second quarter of 2006. This $10.5 million of platform technologies revenue is being recognized ratably over the contractual six-month support term which concludes on December 31, 2006, since we determined that we do not currently have vendor specific objective evidence of fair value for support services in platform technology licensing transactions. Revenue from recurring items was $21.9 million for the nine-month period ended September 30, 2006 compared to $15.6 million for the nine-month period ended September 30, 2005, an increase of $6.3 million or 40%. Recurring items include revenue from our supply chain leader and other subscription transactions, for which the revenue is deferred and recognized ratably over the contractual term of the transaction. Recurring revenue related to supply chain leader transactions for each of the three-month periods ended September 30, 2006 and September 30, 2005 was $3.1 million and for the nine-month periods ended September 30, 2006 and September 30, 2005 was $9.3 million, respectively. These supply chain leader transactions have varying lives and begin expiring in the second quarter of 2007.

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

Revenue from services projects increased $3.7 million, or 16%, during the three months ended September 30, 2006 over the comparable period in 2005. This growth in revenue is due to an increase in the average number of services personnel for the three months ended September 30, 2006 when compared to the comparable period in 2005, as well as more efficient utilization of our resources. The growth in average services headcount occurred in India, while average service headcount in non-India locations decreased. Services revenue decreased $1.4 million, or 2%, during the nine months ended September 30, 2006 compared to the same period in 2005. This decrease reflects a decrease in the average number of services personnel for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005, as we attempted to match the levels of services personnel with the market demand for our services, partially offset by more efficient utilization of our resources. Based on our historical trends, we expect services to continue to fluctuate on a quarterly basis due to the timing of booking new projects and the timing of revenue recognition on these projects. In any period, services revenue is dependent upon a variety of factors, including:

•	the number and value of services transactions booked during the current and preceding periods;

•	the number and availability of services resources actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Maintenance. Maintenance revenue decreased $0.5 million, or 2%, during the three months ended September 30, 2006 compared to the same period in 2005, and decreased $5.5 million, or 7%, during the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in maintenance revenue during the three-month and nine-month periods resulted from a continuing decline in both the number and size of maintenance renewals, mainly due to cost cutting efforts by our customers, less favorable renewal terms and lower volumes and dollar amounts for software solutions bookings. There can be no assurance that maintenance revenues will not continue to decline.

Contract. Contract revenue consists of fees generated from license, services, and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. Contract revenue decreased $0.9 million, or 96%, for the three months ended September 30, 2006 compared to the same period in 2005, and decreased $19.2 million, or 99%, for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in contract revenue during the nine-month period reflects $14.3 million of revenue recognized in the second quarter of 2005 which was triggered upon resolution of an outstanding contractual dispute. The decrease also reflects the lower level of deferred transactions and the occurrence of fewer events that allow the recognition of these revenues. As of September 30, 2006, the deferred contract revenue balance was $7.5 million, comprised of two deferred transactions. In the future, we expect contract revenue to continue to fluctuate on a quarterly basis due to the timing of events allowing recognition of this remaining deferred revenue.

International Revenue. Our international revenues, included in the categories discussed above, are primarily generated from customers located in Europe, Greater Asia Pacific and Canada. International revenue totaled $28.2 million, or 40% of total revenue, during the three months ended September 30, 2006 and $30.9 million, or 46% of total revenue, during the comparable period in 2005. International revenue totaled $86.7 million, or 43% of total revenue, during the nine months ended September 30, 2006 and $121.3 million, or 50% of total revenue, during the comparable period in 2005. This decrease for the nine months ended September 30, 2006 includes $8.5 million related to an agreement with Shell Global Solutions International B.V. recorded as revenue in the first quarter of 2005 and $14.3 million of contract revenue recognized in the second quarter of 2005.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues. At September 30, 2006, no individual customer accounted for more than 10% of net accounts receivable. At December 31, 2005, one customer accounted for more than 10% of net accounts receivable.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2006	Gross Margin	Three Months Ended September 30, 2005	Gross Margin	Nine Months Ended September 30, 2006	Gross Margin	Nine Months Ended September 30, 2005	Gross Margin
Software solutions	$3,271	84%	$3,013	83%	$9,121	83%	$11,399	83%
Services and maintenance	25,156	50%	24,445	49%	73,002	50%	79,786	48%
Contract	—	—	—	—	—	—	1,575	92%

Total cost of revenues	$28,427		$27,458		$82,123		$92,760

Cost of Software Solutions. Cost of software solutions consists of:

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements. Such commissions are generally expensed when they become payable.

•	Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	User product documentation.

•	Costs related to reproduction and delivery of software.

•	Provisions for estimated costs related to service customer claims. We accrue for customer claims on a case-by-case basis.

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer.

Cost of software solutions increased $0.3 million, or 9%, during the three months ended September 30, 2006 compared to the same period in 2005, and decreased $2.3 million, or 20%, during nine months ended September 30, 2006 compared to the same period in 2005. The decrease for the nine months ended September 30, 2006 is primarily due to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate.

Cost of Services and Maintenance. Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. Cost of services and maintenance increased $0.7 million, or 3%, during the three months ended September 30, 2006. This increase includes an increase of payroll related expenses of $0.2 million, and an increase of non-cash stock compensation expense of $0.6 million.

Cost of services and maintenance decreased $6.8 million, or 9%, during the nine months ended September 30, 2006 compared to the same period in 2005. This decrease includes a decrease of $3.3 million in payroll-related expenses, a decrease of $2.3 million in travel and entertainment expense, and a decrease in expense related to subcontractors of $1.7 million, partially offset by increases in non-cash stock compensation expense of $2.4 million and other administrative and executive costs of $0.3 million. Average services and maintenance headcount decreased for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005, primarily related to restructuring activities in March 2005.

Cost of Contract. Cost of contract decreased $1.6 million, or 100%, in the nine-month period ended September 30, 2006 compared to the same period in 2005. Because contract expense is recorded when the corresponding revenue is recognized, we expect cost of contract to vary. As of September 30, 2006, we had $0.3 million remaining in deferred contract costs.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2006	Percent of Total Revenue	Three Months Ended September 30, 2005	Percent of Total Revenue	Nine Months Ended September 30, 2006	Percent of Total Revenue	Nine Months Ended September 30, 2005	Percent of Total Revenue
Sales and marketing	$12,307	17%	$8,035	12%	$35,976	18%	$41,558	17%
Research and development	8,818	12%	8,281	12%	26,698	13%	29,166	12%
General and administrative	15,252	21%	12,138	18%	40,634	20%	49,373	21%
Restructuring charges and adjustments	(103)	—	(256)	—	(248)	—	11,357	5%

Total operating expenses	$36,274		$28,198		$103,060		$131,454

Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel costs, employee commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense increased $4.3 million, or 53%, for the three months ended September 30, 2006 compared to the same period in 2005. This increase in expense includes increased payroll-related expenses of $2.9 million, increased non-cash stock compensation expense of $0.9 million and increased travel and entertainment expense of $0.5 million.

Sales and marketing expense decreased $5.6 million, or 13%, for the nine months ended September 30, 2006 compared to the same period in 2005. This decrease in expense includes a decrease of payroll-related expenses of $6.3 million, a decrease in overhead allocations and other costs of $1.4 million, a decrease in expenses related to trade shows and conferences of $0.6 million and a decrease in travel and entertainment expense of $0.5 million, partially offset by an increase in non-cash stock compensation expense of $3.1 million.

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

Research and development expenses increased $0.5 million, or 6%, for the three months ended September 30, 2006 compared to the same period in 2005. This increase includes increased payroll-related expenses of $1.2 million and increased non-cash stock compensation expense of $0.9 million, partially offset by a decrease in overhead expense of $1.5 million.

Research and development costs decreased $2.5 million, or 8%, for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease includes a decrease in overhead expense of $3.6 million, a decrease in facilities expense of $1.2 million, a decrease in communications expense of $0.4 million and a decrease in travel and entertainment expense of $0.3 million, partially offset by an increase of $3.2 million in non-cash stock compensation expense.

General and Administrative Expense. General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal litigation costs. General and administrative expense increased $3.1 million, or 26%, for the three months ended September 30, 2006 compared to the same period in 2005. This increase includes an increase in indemnification expense of $2.2 million and increased non-cash stock compensation expense of $1.1 million, partially offset by a decrease in payroll-related costs of $0.1 million.

General and administrative expense decreased $8.7 million, or 18%, for the nine months ended September 30, 2006 when compared to the same period in 2005. This decrease includes an accrual made in March 2005 of approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities. In addition, payroll-related costs decreased $3.6 million. The decreases in the components of general and administrative expense were partially offset by an increase in non-cash stock compensation expense of $3.6 million.

During the three and nine months ended September 30, 2006, we incurred indemnification expense of $4.0 million and $9.2 million, respectively. The indemnification expense for the nine months ended September 30, 2006 was partially offset by a reduction in our legal reserve of approximately $2.0 million. Over the near term and perhaps for much longer, and regardless of the outcome, we expect to incur significant fees and expenses relating to the ongoing governmental investigations.

Restructuring Expense. During the first quarter of 2005, we recorded restructuring expense of $11.8 million. The changes in the expense for the other periods presented reflect adjustments to the accrual, as necessary.

Non-operating (expense) income, net

Non-operating (expense) income, net, was as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Interest income	$1,553	$2,215	$3,771	$5,351
Interest expense	(1,523)	(4,162)	(4,595)	(12,473)
Realized gains on investments, net	—	34	501	11,034
Foreign currency hedge and transaction losses, net	(207)	(443)	(245)	(3,946)
Other expense, net	(327)	(608)	(289)	(1,710)

Total non-operating (expense) income, net	$(504)	$(2,964)	$(857)	$(1,745)

The decrease in interest income over the three-month and nine-month periods ended September 30, 2006 is the result of the lower average balances of invested funds in the third quarter and first nine months of 2006 when compared to the third quarter and first nine months of 2005, partially offset by higher average interest rates earned on invested funds. The decrease in interest expense during the three-month and nine-month periods ended September 30, 2006 compared to the three-month and nine-month periods ended September 30, 2005 is a result of lower debt levels. The realized gains on investments during the nine months ended September 30, 2006 are primarily due to the liquidation of our previous investments in two privately-held start-up companies in the first quarter of 2006. In June 2005, we liquidated our ownership in one investment resulting in a gain on sale of securities of $11.0 million. Foreign currency losses decreased approximately $0.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and decreased approximately $3.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These changes were due to favorable foreign currency exchange rate movements in 2006 when compared to 2005, and improved hedge effectiveness.

Provision for Income Taxes

We recognized income tax expense, predominately foreign taxes, of $1.6 million and $2.4 million during the three months ended September 30, 2006 and September 30, 2005, respectively, representing effective income tax rates of 25.9% in the 2006 period and 20.6% in the 2005 period. We recognized income tax expense of $4.9 million and $5.8 million during the nine months ended September 30, 2006 and September 30, 2005, respectively, representing effective income tax rates of 34.9% in the 2006 period and 25.4% in the 2005 period. The effective tax rates vary from the U.S. federal statutory rate primarily due to differentials in foreign income tax rates and fluctuations in our valuation allowance.

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

Contractual Obligations

During the nine-month period ended September 30, 2006, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2005 Annual Report on Form 10-K, as filed with the SEC on March 15, 2006.

Off-Balance-Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $1.0 million at September 30, 2006 compared to a working capital deficit of $34.3 million at December 31, 2005, an improvement of $35.3 million or 103%. The improvement resulted from a $26.6 million decrease in current liabilities (comprised of decreases of $10.8 million in deferred revenue, $7.2 million in accrued liabilities, $5.3 million in accrued compensation and related expenses, $3.2 million in the current portion of long-term debt and $0.2 million in accounts payable) and an increase of $8.8 million in current assets (comprised of increases of $12.4 million in cash, including restricted cash, and $0.6 million in accounts receivable, partially offset by a decrease of $4.2 million in other current assets).

Although we have a minimal working capital balance, included in the calculation of working capital is deferred revenue. At September 30, 2006, we had approximately $89.1 million of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are generally less than the amount of the liability.

Cash and cash equivalents were $125.0 million at September 30, 2006 compared to $112.9 million at December 31, 2005, an increase of $12.1 million. The increase in cash and cash equivalents was the result of $8.8 million of cash provided by operating activities and $5.0 million of cash provided by financing activities, partially offset by $1.9 million of cash used in investing activities. Exchange rates had a positive impact on cash of $0.2 million.

We had positive cash flow from operating activities of $8.8 million in the nine months ended September 30, 2006. Cash inflows for the nine months included $10.5 million for platform technology licensing. We are pursuing other similar transactions, but there can be no assurance we will be successful at entering into additional platform technology transactions. Cash outflows for the nine months included $12.0 million of employee bonuses accrued in 2005 and $8.0 million for bonuses accrued during 2006, $5.0 million related to the settlement of our outstanding litigation with Kmart, and $2.7 million related to our 2006 director and officer insurance premium. We pay the majority of our employee bonuses twice a year, in February and August. The aggregate amount of bonuses creates significant changes in operating cash flow each quarter. In addition, our cash collections tend to vary during the year, with the three-month period ended September 30 historically representing the quarter with the lowest collections due to the timing of maintenance renewals. Accordingly, we experienced negative cash flows from operating activities of $3.3 million in the third quarter 2006.

We used approximately $1.9 million of cash in investing activities in the nine months ended September 30, 2006, including an increase in restricted cash of $0.3 million and purchases of premises and equipment and a business acquisition aggregating $2.2 million. These uses of cash were partially offset by proceeds of $0.5 million from the sale of securities and $0.1 million from the disposal of premises and equipment.

Our financing activities during the nine months ended September 30, 2006 included the issuance of additional 5% senior convertible notes, providing net proceeds of approximately $7.0 million, and the repurchase of approximately $3.2 million of our 5.25% convertible subordinated notes at approximately par.

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year of the face amount of any outstanding letters of credit and 0.15% per year on the average daily unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of September 30, 2006, $3.2 million in letters of credit were outstanding under this line and $4.5 million in restricted cash was pledged as collateral.

In addition to assessing our liquidity based on working capital, management also considers our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt. At September 30, 2006, our outstanding short-term and long-term debt consisted of $21.8 million of 5.25% convertible subordinated notes due in December 2006, and $83.7 million of 5% senior convertible notes, net of unamortized discount, due in 2015. Our net cash balance at September 30, 2006 was $24.5 million compared to $17.0 million at December 31, 2005, an increase of $7.5 million. We are obligated to pay approximately $5.5 million of interest annually on our outstanding debt.

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

We experienced negative cash flows for the quarter ended September 30, 2006, for the quarter ended March 31, 2006 and for each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. Historically, we have financed our operations and met our capital expenditure requirements primarily through long-term borrowings and sales of equity securities. We are evaluating opportunities to obtain additional liquidity, including through the establishment of a working capital line of credit. In addition, we continue to consider strategic opportunities to raise additional capital through sales of common stock. However, we may not be able to refinance any of our existing indebtedness, raise additional capital or obtain additional financing, particularly because of our existing levels of debt and the debt incurrence restrictions imposed by the indenture governing our 5% senior convertible notes. In the absence of such resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totaled 40% and 46% of total revenues for the three months ended September 30, 2006 and September 30, 2005, respectively, and 43% and 50% for the nine months ended September 30, 2006 and September 30, 2005, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We have established a foreign currency-hedging program that utilizes foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates. The Federal Reserve Board increased the discount rate by 100 basis points between December 31, 2005 and September 30, 2006. As of September 30, 2006, the weighted-average yield on time deposits and debt securities we held was 5.09% compared to 3.70% for time deposits and debt securities held as of December 31, 2005.

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

Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures continue to be ineffective as of the end of the period covered by this report solely because of the material weakness described in our Form 10-Q/A for the three months ended March 31, 2006 filed on August 24, 2006, and as discussed below.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, except as described below, during our most recent fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal controls include reviews of complicated, unusual or non-routine transactions to ensure accurate and timely recording, including reviews with our board of directors and various external advisors as appropriate. As a result of the material weakness and associated restatement reported in our Form 10-Q/A filed on August 24, 2006, we re-evaluated our internal controls and implemented internal control enhancements during the three months ended September 30, 2006. Those enhancements involve requirements for additional reviews internally and with external subject matter experts, including the SEC accounting staff when appropriate, to more proactively analyze complicated, unusual or non-routine transactions, and transactions involving significant judgments and estimates or changes therein, in advance of concluding and accounting for such transactions. Furthermore, we are taking steps to enhance our internal expertise and further remediate the material weakness through additional hiring and training of qualified finance and accounting personnel.

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

We experienced negative cash flows for the quarter ended September 30, 2006, for the quarter ended March 31, 2006 and for each of the five years ended December 31, 2005, due primarily to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. Additionally, in 2005 we disposed of operations that generated positive income and cash flow. We used the proceeds from these disposals to pay down existing debt. Although we implemented restructuring activities in early 2005 focused on, among other things, further reducing our workforce and decreasing continued development of the functionality of certain of our products, a failure to maintain expense levels, stabilize or grow revenues, achieve sustained positive cash flows and obtain additional equity or debt financing as needed will impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they come due, which would have a material adverse effect on our business, results of operations, cash flow and financial condition as well as our stock price. Additionally, we continue to be obligated to pay approximately $5.5 million annually in interest on our $108.1 million face value of convertible notes. Continued negative cash flows and the adverse market perception associated therewith may continue to negatively affect our ability to sell our products and maintain existing customer relationships and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We Have A Minimal Working Capital Balance And We May Require Additional Private Or Public Debt Or Equity Financing To Meet Working Capital Needs And To Repay Our Existing Debt When It Becomes Due. This May Have A Substantial Dilutive Effect On The Holdings Of Existing Stockholders. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. We Have $21.8 million of 5.25% Convertible Subordinated Notes That Are Due In December 2006 And $86.3 Million Face Value Of Our 5% Senior Convertible Notes Outstanding As Of September 30, 2006. Our Working Capital May Be Insufficient To Satisfy The Conversion Obligation With Respect To the Principal Amount Of the Senior Convertible Notes Upon Conversion.

At September 30, 2006, we had a positive working capital balance of $1.0 million. Our cash position may decline in the future, due primarily to cash outflows associated with our operations, our debt service obligations and our prior restructuring activities. Unless we are able to maintain expense levels, stabilize or grow revenues and achieve sustained positive cash flows, our ability to support our operations and our liquidity may be further impaired. We may not be successful in obtaining or maintaining an adequate level of cash resources.

We have $21.8 million of outstanding 5.25% convertible subordinated notes that will mature and become due and payable on December 15, 2006. In addition, we have $86.3 million face value of our 5% senior convertible notes outstanding as of September 30, 2006. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010 and at any time on or after May 15, 2010. Upon conversion of the senior convertible notes, we will be required to satisfy our conversion obligation with respect to the principal amount of the senior convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

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

In March 2003, the SEC issued a formal order of investigation to determine whether there had been violations of the federal securities laws by us and/or others involved with us in connection with matters relating to the 2003 restatement of our consolidated financial statements. The settlement of the SEC enforcement proceedings, announced on June 9, 2004 and described in Note 8 — Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, covered the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company: Gregory A. Brady, William M. Beecher and Reagan L. Lancaster. The complaint relates to events that occurred prior to the restatement of the company’s financial statements in 2003. On March 23, 2006 the SEC settled the civil charges against Mr. Lancaster and on October 12, 2006 the SEC settled the civil charges against Mr. Beecher. The SEC’s action against Mr. Brady continues.

We are currently appealing the results of an Internal Revenue Service examination regarding matters relating to the timing of the company’s remittance of withholding taxes associated with the exercise of stock options by employees in the 2000 tax year. We may face additional litigation in the future that could harm our business and impair our liquidity.

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

i2 TECHNOLOGIES, INC.
November 6, 2006	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and
as Principal Accounting and Financial Officer)