Form 10-K
period 2006-12-31
I2 TECHNOLOGIES INC
filed 2007-03-30
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s Common Stock) on June 30, 2006, was $175.5 million.

As of March 1, 2007, the registrant had approximately 21,102,579 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 30, 2007 in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

ITEM 1.    BUSINESS

Nature of Operations.    We are a provider of supply chain management solutions, including various supply chain solutions consisting of software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility — a clear and unobstructed view up and down the supply chain

•	Planning — supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration — interoperability with supply chain partners and elimination of functional silos

•	Control — management of data and business processes across the extended supply chain

Our application software is often bundled with other product offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Globally, we have approximately 500 customers in a variety of industries including:

•	Technology

•	Computer & Electronics

•	Telecommunications Equipment and Services

•	Semiconductor

•	Consumer Electronics & Consumer Durables

•	Contract Manufacturers

•	Automotive, Aerospace and Industrial

•	Automotive Original Equipment Manufacturers

•	Suppliers

•	Aerospace and Defense

•	Industrial Manufacturers

•	Process Industries

•	Metals

•	Consumer Industries & Retail

•	Retailers

•	Consumer Packaged Goods

•	Soft Goods (Textiles/Apparel & Footwear)

No individual customer accounted for more than 10% of our total revenues during 2006, 2005 or 2004.

i2 was founded in 1988 and incorporated in Delaware in 1989. Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

Industry Background

Today’s competitive business environment has led many companies in diverse industries to seek ways to make their businesses more agile and offer greater operating efficiency while improving flexibility and responsiveness to changing market conditions. Many companies are facing higher competitive standards as the economy becomes more consumer-driven. Consumers are increasingly more specific about when and where they want a product, what they want that product to be and do, and the price they will pay for a product. These demands impact the extended supply chain, leading businesses to seek improvements in asset utilization, lower the cost of goods, reduce inventories, shorten lead times and reduce the cost of fulfilling orders. Furthermore, a company’s extended supply chain may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve visibility and efficiency across multi-enterprise supply chains.

We believe that traditional enterprise resource planning (ERP) systems fail to provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe companies are looking for solutions that can be integrated with their existing systems to provide tools for managing the variability in their supply chains, allowing them to monitor events throughout the life of a product, from the point of order, through manufacturing and distribution and until it reaches a customer’s hands. Companies need visibility into order, inventory and transportation systems so they can evaluate tradeoffs for fast and accurate decision-making and execute their plans across the critical processes in their supply chains.

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

Integration and business process management have become an increasingly important issue for enterprises to lower costs and realize value from their diverse environment of applications and distributed systems. Customers seek integration at several levels — business process (design, execution and monitoring), applications, user interface, data and technology. A wide variety of companies are pursuing the integration market opportunity, including ERP companies, leading Independent Software Vendors (ISVs), Enterprise Application Integration (EAI) vendors, Systems Integrators (SIs) and other information technology (IT) services organizations, but no single company has demonstrated a complete solution to the various requirements sought by customers. i2 provides a single design, development and integration framework utilizing service oriented architecture — the i2 Agile Business Process Platform.

Leading software and technology companies are developing offshore (global) workforces, in part to take advantage of the technical talent and lower costs of human resources in India, China and other locations. This has led many companies to initiate their own offshore operations or outsource some development and implementation activities to Offshore IT Services (OIS) firms.

Development of the i2 Solutions

Advanced Planning and Scheduling.    We have offered a set of supply chain management solutions since our company was founded nearly 19 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

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

Distributed Fulfillment and Revenue Management.    Our distributed order execution technology has enabled us to develop integrated, closed-loop planning and execution solutions. These solutions are designed to help companies support an “order from anywhere, fulfill from anywhere, return to anywhere” strategy to meet the demands of dynamic multi-channel selling models. We continue to invest in this technology, which provides a scalable and flexible framework for creating new solutions and is used by our customers across multiple entities for transaction processing, visibility and event management capabilities. We have also invested in solutions that help customers optimize merchandising, revenue and pricing.

Supply and Demand Synchronization.    i2’s new-generation supply chain management solutions focus on the multi-echelon value chain, encompassing the customer’s customer and the supplier’s supplier. Our new-generation solutions are designed to enable businesses to manage and tune their supply chains simultaneously so that they can quickly change parameters to meet their dynamic business needs. These solutions are built on the i2 Agile Business Process Platform, a unique service-oriented architecture (SOA) that includes a layer of technology services for integration and data management, user interface development and a visual business process workflow engine. The platform is business process management (BPM) compliant and has been designed to interoperate with legacy, ERP and other enterprise architectures.

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

Our primary products are focused on optimizing the following business processes: manufacturing and planning; transportation and distribution management; execution, collaboration and visibility; supplier relationship management; as well as data management and business analytics. Our products are complemented by our business process consulting and our technology and services.

Manufacturing and Planning:    i2 solutions for manufacturing and planning help businesses coordinate the production and distribution of goods and materials throughout the supply chain to final delivery to the customer. They also help businesses analyze their revenues with merchandising, planning and pricing tools.

Solutions for supply planning are designed to provide multi-enterprise visibility, collaboration, decision-support and execution capabilities. Using these tools, a business may estimate future demand for its products to help planners more accurately estimate future supply needs. As a result, businesses can make better decisions about how much of what products to make, when and where to make them, and what parts to utilize to make those products. Solutions for supply planning include i2 Factory Planner, i2 Supply Chain Planner, i2 Inventory Optimization and various scheduling products.

Solutions for demand management and retail management provide tools designed to forecast and continuously manage demand, plan merchandising strategies, manage markdowns and promotions pricing, and optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by analytic products. Demand management products include i2 Demand Manager, i2 Markdown Optimizer, i2 Merchandise Planner, i2 Inventory Optimization, i2 Sales and Operations Planning, i2 Merchandise Financial Planning, i2 Buying and Assortment Management, and i2 Allocation and Replenishment.

Transportation and Distribution Management:    Solutions for transportation and distribution management help businesses optimize the flow of goods between suppliers, enterprise supply chain locations and customers. These tools provide integrated products for planning and executing transportation and distribution activities, as well as tools for strategic supply chain design and transportation modeling. Using i2 solutions, a business can procure, plan, execute and monitor freight movements across multiple modes, borders and enterprises. As a result, businesses can make better decisions about where and how to ship products, reducing their transportation costs while executing supply chain plans and achieving customer service objectives. Transportation and distribution management products include i2 Supply Chain Strategist, i2 Transportation Bid Collaboration, i2 Transportation Planner, i2 Transportation Modeler, i2 Transportation Manager and i2 New-Generation Transportation.

Execution, Collaboration and Visibility:    Solutions to optimize plan execution and collaboration help businesses integrate the planning and execution processes, creating a closed-loop environment. These solutions provide tools designed to stage inventory, plan replenishment, manage orders and provide visibility to lower fulfillment costs, improve on-time delivery performance and enhance customer satisfaction. The i2 Collaborative Supply Execution solution is designed to provide inventory and plan collaboration, transaction processing, visibility, event management, integration and workflow capabilities. Other solutions in this category include i2 Supply Chain Visibility, i2 Customer Order Management, i2 Collaborative Replenishment and i2 Configurator.

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

Data Management:    We offer a data management solution that is designed to provide customers with the ability to manage data from multiple sources including legacy, ERP and other applications. i2 Master Data

Management can be deployed: to create and maintain application-specific data; to consolidate data from multiple disparate sources; to cleanse, transform, synchronize and validate data; as well as to filter unwanted data. Other data management products include i2 MDM Enterprise, i2 Product Management and i2 Vendor Management.

On-Demand and Software as a Service:    i2 offers several on-demand and software as a service (SaaS) solutions. i2 FreightMatrix uses private branded internet marketplaces in which companies gain access to i2’s broad logistics footprint in a secure private-labeled, shared-hosting environment, allowing companies to reduce costs, increase efficiencies and manage their supply chain, or their customer’s supply chain, online. With i2 Multi-Enterprise Interactive, i2 provides data center services along with hardware and software required to operate the solution. The solution can be tailored to each customer’s requirements and is backed by service-level agreements.

In the old generation of supply chain management, process had to adapt to the software. In the new generation of supply chain management, the software adapts to the process. We offer new-generation supply chain management solutions that enable companies to take control of their extended supply chain horizontally with their trading partners and vertically within their enterprise. New-generation solutions provide: (1) visibility across the extended value chain, (2) demand-driven and demand-shaping planning strategies, (3) deep operational collaboration, as well as (4) closed-loop control and synchronization of planning and execution. i2 New-Generation Supply Chain Management solutions are built on the i2 Agile Business Process Platform, a service-oriented architecture (SOA) that includes a layer of technology services and a business process workflow engine. The platform is business process management (BPM) compliant and interoperates with legacy, ERP and other enterprise architectures. The i2 Business Content Library is a collection of i2 workflows and solutions that have incorporated best practices for business processes and can be accessed via the i2 Agile Business Process Platform. These workflows enable systems and individuals to interact and collaborate to do a piece of standardized work. The workflows can be implemented on top of a company’s pre-existing IT systems and applications.

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

Our Solutions Operations activities are primarily conducted in North America and India. Most product management and product marketing employees are based in North America, but many development and services teams are based in India. The India location offers many benefits to i2, including centralization of development efforts and cost structure advantages. For the years ended December 31, 2006, 2005 and 2004, our research and development expense totaled approximately $35.2 million, $37.3 million and $56.3 million, respectively.

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

Managed Services.    We offer our customers outsourced supply chain management planning services providing reports, analysis and recommendations in the on-going operation of business processes.

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

In addition, we have a partner program with Value Added Resellers (VARs) to serve mid-market customers, provide increased coverage around the world and expand into new industries.

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We believe our principal competitors are as follows:

•

ERP Software Vendors.    These include companies such as Oracle and SAP, which have added or are attempting to add capabilities for supply chain planning or collaboration to their transaction system products. In addition, both companies are engaged in a multi-year effort to re-deploy their solutions on a Service Oriented Architecture platform.

•

Other Software Vendors.    These include companies such as Adexa which compete principally with our production, logistics and fulfillment optimization products; companies such as Red Prairie, Manhattan Associates and JDA Software which compete with our transportation and distribution management products; companies such as JDA Software which compete primarily with our retail applications; and companies such as Manhattan Associates and Kinaxis which compete principally with our fulfillment and certain of our demand optimization products.

•

Custom and Offshore Development.    Increasingly we compete with internal development efforts by corporate IT departments. Additionally, we also compete with independent developers of enterprise application software such as Infosys, Satyam, Wipro and other entities in countries with relatively low wage structures.

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

Trademarks are important to our business as we use them in our marketing and promotional activities as well as with the delivery of our software products. Our registered trademarks include i2, i2 and the i2 logo and PLANET.

We hold over 100 U.S. patents and have more than 100 pending patent applications. These patents predominantly relate to planning, scheduling optimization, demand fulfillment, collaboration, e-commerce and data management and reporting. These patents expire at various times through 2021. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We sublicense some software that we license from third parties and incorporate in, or license in conjunction with, our products.

In connection with our efforts to protect our proprietary rights, on September 5, 2006, we announced that we had filed a lawsuit against SAP AG and SAP Americas, Inc. The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of seven patents related to supply chain management.

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Netherlands, Singapore, South Africa, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 34%, 37% and 32% of our total consolidated assets as of December 31, 2006, 2005 and 2004, respectively. International revenue totaled $120.3 million, or 43% of total revenue, in 2006; $158.2 million, or 47% of total revenue, in 2005; and $144.8 million, or 40% of total revenue, in 2004. See Note 14 — Segment Information, International Operations and Customer Concentrations in our Notes to Consolidated Financial Statements.

Employees

At December 31, 2006, we had approximately 1,340 full-time employees. Our future success depends in significant part upon the continued service of our key technical, sales and senior management personnel and our ability to attract, train and retain other highly qualified personnel.

Our employees in Germany are represented by a Works Council. Although there are no formal employee representative bodies in other countries, the employees of certain of our foreign subsidiaries are covered by national, regional or sectoral collective agreements as required by statute or standard local practice.

We have never experienced a work stoppage. We believe employee relations to be satisfactory.

Seasonality

We typically experience lower bookings, revenue and cash collections during the first and third quarters of each year.

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

Risks Related To Our Business

Our Financial Results Have Varied And May Continue To Vary Significantly From Quarter To Quarter And We May Fail To Meet Analysts’ And Investors’ Expectations.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to continue to vary from quarter to quarter in the future due to a variety of factors, some of which are outside of our control. Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, such as our lease and purchase commitments. If we cannot reduce expenses quickly to respond to decreases in revenues, a revenue shortfall is likely to adversely and disproportionately affect our operating results. These factors have caused our operating results to be below the expectations of securities analysts and investors in the past and may do so again in the future.

We Have Historically Experienced Negative Cash Flows. A Failure To Maintain Profitability And Achieve Consistent Positive Cash Flows Would Have A Significant Adverse Effect On Our Business, Impair Our Ability To Support Our Operations And Adversely Affect Our Liquidity.

We experienced negative cash flows during the quarter ended September 30, 2006, the quarter ended March 31, 2006 and each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. A failure to maintain profitability and achieve consistent positive cash flows could impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they come due.

Negative cash flows and the adverse market perception associated therewith may negatively affect our ability to sell our products and maintain existing customer relationships, and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We May Require Additional Private Or Public Debt Or Equity Financing. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. Any New Financing Could Have A Substantial Dilutive Effect On Our Existing Stockholders.

At December 31, 2006, we had cash and cash equivalents of $109.4 million and a working capital balance of $17.4 million. Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We had $86.3 million in face value of our 5% senior convertible notes outstanding as of December 31, 2006. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

•	if the senior convertible notes have been called for redemption;

•	upon certain dividends or distributions to all holders of our common stock;

•

upon the occurrence of specified corporate transactions constituting a “fundamental change” (the occurrence of a “change in control” or a “termination of trading,” each as defined in the indenture governing our senior convertible notes);

•

if the average of the trading prices for the senior convertible notes during any five consecutive trading-day period is less than 98% of the average of the conversion values for the senior convertible notes (the product of the last reported sale price of our common stock and the conversion rate) during that period; or

•

at any time after May 15, 2008 if the closing sale price of our common stock is equal to or greater than $23.21 for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter.

Upon conversion of the senior convertible notes, we will be required to satisfy our conversion obligation with respect to the principal amount of the senior convertible notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

We may be required to seek private or public debt or equity financing in order to support our operations, satisfy the conversion obligation with respect to our senior convertible notes and/or repay our senior convertible notes. The debt incurrence restrictions imposed by the indenture governing our senior convertible notes could restrict or impede our ability to incur additional debt. We may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders.

Our 5% Senior Convertible Notes Contain Covenants That Restrict The Incurrence Of Additional Indebtedness.

The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. Such covenant specifies that we shall not, and that we shall not permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under our 5% senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and $50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture). The debt incurrence restrictions imposed by the indenture governing our senior convertible notes could restrict or impede our ability to incur additional debt, which in turn could impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they become due.

If We Are Unable To Develop And Generate Additional Demand For Our Products, Serious Harm Could Result To Our Business.

We have invested significant resources in developing and marketing our products and services. The demand for, and market acceptance of, our products and services is subject to a high level of uncertainty. Adoption of software solutions, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, requires a broad acceptance of substantially different methods of conducting business and exchanging information. Our products and services are often considered complex and may involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these products and services in order to generate additional demand. The market for our products and services may weaken, competitors may develop superior products and services or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We May Not Be Competitive, And Increased Competition Could Seriously Harm Our Business.

Relative to us, some of our competitors have one or more of the following advantages:

•	Longer operating history

•	Greater financial, technical, marketing, sales and other resources

•	More consistent positive cash flows

•	Longer history of profitable operations

•	Greater name recognition

•	A broader range of products to offer

•	Better product functionality and performance in certain areas

•	A larger installed base of customers

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share. We understand that some competitors are offering enterprise application software at no charge as components of product bundles. Further, traditional enterprise resource planning vendors have focused more resources on the development and marketing of enterprise application software, particularly in the product and industry segments in which we compete, and, increasingly, corporate information technology departments are undertaking internal development efforts. As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

We Have Been And Continue To Be Subject To Product Quality And Performance Claims And Other Litigation, Which Could Seriously Harm Our Business.

From time to time, customers make claims pertaining to the quality and performance of our software and services, citing a variety of issues. Whether customer claims regarding the quality and performance of our products and services are founded or unfounded, they may adversely impact customer demand and affect the market perception of our company, our products and our services. Any such damage to our reputation could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Our software products generally are used by our customers in mission-critical applications where component failures or software errors could cause significant damages. Although we conduct testing and quality assurance through a release management process, we may not discover errors until our customers install and use a given product or until the volume of services that a product provides increases. Errors could result in loss of customers and reputation, adverse publicity, loss of revenues, delays in market acceptance, diversion of development and consulting resources and claims against us by customers. To mitigate this exposure, our license agreements typically seek to limit our exposure to product liability claims from our customers. However, these contract provisions may not preclude all potential claims. Additionally, our insurance policies may be inadequate to protect us from all liability that we may face. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claim, whether or not successful, could harm our reputation and have a material adverse effect on our business, results of operations, cash flow and financial condition.

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law.

We may face other claims and litigation in the future that could harm our business and impair our liquidity. Defending against existing and potential litigation and other proceedings may continue to require us to spend significant time and money and to pay significant damages. We cannot assure you that the time, effort and financial resources that could be required will not adversely affect our business, results of operations, cash flow and financial condition.

The Loss Of Key Personnel Or Our Failure To Attract Additional Personnel Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. However, our employees can typically resign with little or no previous notice and our voluntary attrition rate is believed to be higher than the software industry’s average. Our future success depends on our ability to retain our key employees and to attract, train and retain other highly qualified personnel. Our loss of any of our key employees or our inability to attract, train and retain other highly qualified personnel could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Our products typically must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty implementing our products successfully or otherwise achieving the benefits attributable to our products. Delayed or ineffective implementation or upgrades of our software and services may limit our future sales opportunities, impact revenues, result in customer dissatisfaction and harm to our reputation, or cause non-payment issues.

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

•	The cancellation or scaling back of one or more of our larger software solutions or other development projects could have a material adverse impact on future software solutions revenues.

•

We may be unable to recognize revenue associated with software solutions and other development projects in accordance with expectations. We generally recognize revenue from software solutions and other development projects over time using the percentage of completion method of contract accounting. Failure to complete project phases in accordance with the overall project plan can create variability in our expected revenue streams if we are not able to recognize revenues related to particular projects because of delays in development.

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our Solutions Operations are located, and other foreign countries such as China and Russia where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. In connection with our efforts to protect our proprietary rights, on September 5, 2006 we filed a lawsuit against SAP AG and SAP Americas, Inc. alleging infringement of seven patents related to supply chain management. This and any other litigation to defend our intellectual property rights could be time-consuming and costly.

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

Serious Harm To Our Business Could Result If Our Encryption Technology Fails To Ensure The Security Of Our Customers’ Online Transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to effect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We Are Dependent On Third-Party Software That We Incorporate Into And Include With Our Products And Solutions, And Impaired Relations With These Third Parties, Defects In Third-Party Software Or The Inability To Enhance Their Software Over Time Could Harm Our Business.

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

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 43% of our total revenues during 2006, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

•	Difficulties and costs of staffing and managing geographically disparate operations

•	Extended accounts receivable collection cycles in certain countries

•	Compliance with a variety of foreign business practices, laws and regulations

•	Overlap of different tax structures and regimes, including transfer pricing

•	Meeting import and export licensing requirements

•	Trade restrictions

•	Changes in tariff and tax rates

•	Changes in general economic and political conditions in international markets

In addition, we conduct a large portion of our software solutions development and services operations in India. The distributed nature of our development and consulting resources could create operational challenges and complications since we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, ability to obtain work permits, economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

We May Make Future Acquisitions Or Enter Into Joint Ventures That Are Not Successful, Which Could Seriously Harm Our Business.

Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute existing stockholders, incur debt or contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operations, cash flow and financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operations, cash flow and financial condition.

Changes In The Value Of The U.S. Dollar, As Compared To The Currencies Of Foreign Countries Where We Transact Business, Could Harm Our Operating Results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 62% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

We May Not Be Able to Fully Realize The Benefits Of Our Deferred Tax Assets.

Our ability to utilize our domestic net operating loss carryforwards during their remaining life is dependent upon our ability to generate sufficient domestic taxable income during the carryforward periods. If we do not generate sufficient domestic taxable income, the remaining net operating loss carryforwards may expire without being fully utilized.

In addition, pursuant to section 382 of the Internal Revenue Code, the amount of and benefit from our domestic net operating loss carryforwards, and other tax attributes, may be impaired or limited in certain circumstances. Events which cause limitations on the amount of net operating losses and other tax attributes that we may utilize in the future include, but are not limited to, a cumulative change in ownership of greater than 50%

in the value of the company (for those instruments that constitute equity for section 382 purposes), over the lesser of a three-year period ending on a specific testing date or a previous ownership change date. A testing date generally occurs upon the issuance, transfer or repurchase of the company's securities or debt that is treated as a security for purposes of determining an ownership change. A cumulative change in ownership of greater than 50% would limit our ability to fully utilize our domestic net operating loss carryforwards.

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

Risks Related To Our Stock

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult To Resell Common Stock At Attractive Prices.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future. The following factors could significantly affect the market price of our common stock:

•	Continued quarterly variations in our results of operations and cash flows

•	Technological innovations by our competitors or us

•	Announcement of new customers, new products, product enhancements, joint ventures and other alliances by our competitors or us

•	Additional equity or debt financing transactions, or the absence thereof

•	Stock valuations or performance of our competitors

•	General market conditions, geopolitical events or market conditions specific to particular industries

•	Perceptions in the marketplace of performance problems involving our products and services

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

Our Executive Officers And Directors, In Particular Sanjiv Sidhu And An Affiliate Of Q Investments, Have Significant Influence Over Stockholder Votes.

As of December 31, 2006, our current executive officers and directors together beneficially controlled approximately 22.3% of the total voting power of our company, approximately 21.6% of which was controlled by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially controls approximately 17.8% of the voting power of the company, and has the right to appoint two directors to our Board of Directors. Accordingly, Mr. Sidhu, the Q Investments affiliate and our officers and directors holding or controlling holdings of stock in our company have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters, located in Dallas, Texas, is occupied under a lease that expires in 2010. This facility houses our executive and administrative staff as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, Netherlands, Singapore, South Africa, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. We consider our properties suitable and adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

Derivative Action

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled George Keritsis and Mark Kert v. Michael E. McGrath, Michael J. Berry, Pallab K. Chatterjee, Robert C. Donohoo, Hiten D. Varia, M. Miriam Wardak, Sanjiv S. Sidhu, Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Lloyd G. Waterhouse, Jackson L. Wilson Jr., Robert L. Crandall and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. As discussed below, we have entered into indemnification agreements in the ordinary course of business with certain of our officers, directors and employees, including certain of the defendant officers and directors, and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Governmental Investigations and Actions

On June 9, 2004, the company settled an SEC enforcement proceeding brought against the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Without admitting or denying the SEC’s substantive findings against it, the company consented to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws and paid a $10.0 million civil penalty. The settlement of the SEC enforcement proceedings covered the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company relating to events that occurred prior to the restatement of the company’s financial statements in 2003. The civil charges against each of such former officers were settled on various dates in 2006 and early 2007. The most recent of such settlements, involving the civil charges against Gregory A. Brady, occurred on February 15, 2007.

Indemnification Agreements

We have indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We have also entered into agreements regarding the advancement of costs with certain other officers and employees.

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $14.0 million, $4.9 million and $4.5 million of expense for legal fees and expenses for current and former employees during 2006, 2005 and 2004, respectively.

In an effort to reduce our future obligations in respect of such legal fees and expenses, on December 15, 2006 the company entered into a Settlement Agreement With Mutual Releases with Mr. Brady (the “Settlement Agreement”). The Settlement Agreement provided for (i) certain payments by the company to finally settle various issues of advancement and indemnification under existing agreements by the company to provide Mr. Brady with indemnification as well as an existing court order, and (ii) mutual general releases by Mr. Brady and the company, each in favor of the other. Pursuant to the terms of the Settlement Agreement, in January 2007 the company paid an aggregate of $2.5 million in full settlement and compromise of all claims of Mr. Brady under the existing indemnification agreements and the court order. We had accrued the $2.5 million as of December 31, 2006. Under the terms of the Settlement Agreement, the company shall have no further obligation to advance costs, fees or expenses to Mr. Brady or to indemnify Mr. Brady in connection with any present, threatened or future litigation by virtue of the fact that Mr. Brady was a director, officer, employee or agent of the company or was serving at any time at the request of the company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

We may continue to advance fees and expenses incurred by certain other current and former directors, officers and employees in the future. The maximum potential amount of future payments we could be required to make under these indemnification and cost-advancement agreements is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity.

Internal Revenue Service Audit

In 2004, we filed a protest in response to an Internal Revenue Service examination report regarding matters relating to the timing of our remittance of withholding taxes associated with the exercise of certain stock options by employees in the 2000 tax year. Ultimately, our protest regarding the IRS’s position on the matter was reviewed by the IRS Appeals Division. On December 14, 2006, the IRS notified us that no deficiency or over-assessment exists and that no further action is required of i2.

India Tax Assessments

We are under tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies and our qualification for a tax holiday. We have been assessed approximately $3.3 million, $1.1 million, and $2.0 million for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004, respectively. We have paid approximately $3.1 million of the assessments related to the Indian statutory fiscal year ended March 31, 2002.

We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit and that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of the assessments discussed above and expect the ultimate resolution will not exceed the tax contingency reserves we have established for these matters.

We have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India. This assistance does not guarantee favorable resolution of these assessments but provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries. By invoking the mutual agreement procedure and pursuant to our requests for a Stay of Demand for Payment, we are required to issue a bank guarantee in favor of the Indian government in an amount equal to the assessed tax and interest. We have issued such bank guarantee regarding the assessment related to the Indian statutory fiscal year ended March 31, 2003. A similar bank guarantee for the Indian statutory fiscal year ended March 31, 2004 is likely to be issued in the future.

Japan Tax Examination

In January 2006, the tax examination by the National Tax Agency in Japan regarding withholding taxes on intercompany payments made by our subsidiary in Japan was closed and no assessment was made.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the ticker symbol ITWO. During the period from May 9, 2003 to July 25, 2005, our common stock was quoted on the over-the-counter Pink Sheets under the ticker symbol ITWH.PK.

The following table lists the high and low per share intra-day sales prices for our common stock as reported by the NASDAQ Global Market or as quoted in the over-the-counter Pink Sheets, as applicable, for the periods indicated. All references to common stock and per share amounts for periods prior to February 17, 2005 have been retroactively restated to reflect the 1-for-25 reverse stock split we implemented on February 16, 2005.

	High	Low
2006
Fourth quarter	$23.13	$18.09
Third quarter	18.92	11.74
Second quarter	17.98	12.48
First quarter	17.67	14.48

2005
Fourth quarter	$22.25	$10.83
Third quarter	24.88	7.80
Second quarter	8.80	6.75
First quarter	17.50	7.77

As of March 1, 2007, there were approximately 21,102,579 shares of our common stock outstanding held by approximately 421 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for i2 common stock, the NASDAQ Global Market (U.S. Companies) Index and the NASDAQ Computer and Data Processing Services Group Index. The graph assumes that $100 was invested in i2 common stock on December 31, 2001 and in each index, and that all dividends were reinvested. No cash dividends have been declared on shares of i2 common stock. The graph covers the period from December 31, 2001, the last trading day before our 2002 fiscal year, to December 29, 2006, the last trading day before our 2007 fiscal year. The data for the graph was provided to us by Research Data Group, Inc. The comparisons in the graph are required by regulations of the SEC and are not intended to forecast or to be indicative of the possible future performance of our common stock.

Stock Performance Graph Data Points:

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
i2 Technologies, Inc.	100.00	14.56	21.01	8.73	7.14	11.55
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ Computer	100.00	67.98	144.06	129.31	138.01	128.60

Stock Option Plans

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2006, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below (in thousands, except per share amounts). Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans. See Note 10 — Employee Benefit Plans, in our Notes to Consolidated Financial Statements for a description of our stock option plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by stockholders:
1995 Plan	3,847	$18.48	3,483
Plans not approved by stockholders:
2001 Plan	142	57.40	651
Assumed plans of acquired companies	1	340.04	616

Total	3,990	$19.96	4,750

Stock Rights Plan

On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. After adjusting for the 1-for-25 reverse stock split we implemented on February 16, 2005, each share of common stock has attached to it one right to purchase 25 units of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit. The rights, which expire on January 17, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 9 — Stockholders’ Deficit and Income (Loss) per Common Share in our Notes to Consolidated Financial Statements.

Convertible Debt

On December 15, 2006, we retired the remaining $21.9 million of our 5.25% convertible subordinated notes.

As of December 31, 2006, we had approximately $86.3 million in face value of outstanding indebtedness that is convertible into shares of our common stock. Details of this debt are presented in Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements included elsewhere in this report.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the periods indicated. The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this report. Amounts shown are in thousands, except per share data. The revenue amounts and certain expense amounts for years prior to 2006 have been reclassified from previously reported amounts. See Note 2 — Reclassification of Certain Revenue and Expense in our Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations:
Revenues:
Software solutions	$76,243	$89,937	$54,155	$61,115	$68,034
Services	106,493	103,792	118,731	141,953	146,770
Maintenance	92,828	100,612	116,765	136,097	144,718
Contract	4,113	42,526	72,877	126,488	514,602

Total revenues	279,677	336,867	362,528	465,653	874,124

Costs and expenses:
Cost of revenues:
Software solutions	12,862	14,720	20,137	23,939	9,890
Services and maintenance	97,960	103,758	121,504	150,560	129,857
Contract	311	1,575	4,718	11,844	147,522
Amortization of acquired technology	21	—	369	579	15,156
Sales and marketing	48,185	51,727	74,946	87,928	194,964
Research and development	35,200	37,337	56,279	66,236	157,226
General and administrative	56,129	61,117	71,646	105,713	65,446
Amortization of intangibles	17	—	39	540	11,222
Impairment of intangibles and goodwill	—	—	—	—	37,662
Restructuring charges and adjustments	(403)	11,269	2,688	4,797	111,524

Total costs and expenses	250,282	281,503	352,326	452,136	880,469

Operating income (loss)	29,395	55,364	10,202	13,517	(6,345)

Non-operating expense, net:
Interest income	5,305	7,697	4,179	4,942	13,926
Interest expense	(6,069)	(16,315)	(17,873)	(20,641)	(23,839)
Realized gains on investments, net	475	10,144	79	370	1,895
Foreign currency hedge and transaction losses, net	(219)	(4,217)	(3,212)	(424)	(2,203)
(Loss) gain on early repayment of debt obligation	—	(3,017)	2,223	3,435	—
Other expense, net	(850)	(1,547)	(1,069)	(2,200)	(1,783)

Total non-operating expense, net	(1,358)	(7,255)	(15,673)	(14,518)	(12,004)

Income (loss) before income taxes	28,037	48,109	(5,471)	(1,001)	(18,349)
Provision (benefit) for income taxes	3,821	4,664	(674)	5,462	889,296

Income (loss) from continuing operations	$24,216	$43,445	$(4,797)	$(6,463)	$(907,645)

Income from discontinued operations	$—	$43,884	$3,445	$6,978	$8,713

Net income (loss)	$24,216	$87,329	$(1,352)	$515	$(898,923)

Preferred stock dividend and accretion of discount	$2,940	$3,020	$1,720	$—	$—

Net income (loss) applicable to common stockholders	$21,276	$84,309	$(3,072)	$515	$(898,932)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Net income (loss) per common share applicable to common stockholders:
Total
Basic	$0.84	$3.50	$(0.17)	$0.03	$(52.42)
Diluted	$0.82	$3.45	$(0.17)	$0.03	$(52.42)
Discontinued operations
Basic	$—	$1.82	$0.19	$0.40	$0.50
Diluted	$—	$1.80	$0.19	$0.40	$0.50
Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.84	$1.68	$(0.36)	$(0.37)	$(52.92)
Diluted	$0.82	$1.65	$(0.36)	$(0.37)	$(52.92)
Weighted-average common shares outstanding:
Basic	25,328	24,084	18,004	17,331	17,150
Diluted	25,883	24,469	18,004	17,331	17,150

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$109,419	$112,882	$133,273	$288,822	$402,177
Restricted cash	$4,626	$4,773	$7,717	$15,532	$12,052
Short-term investments	$—	$—	$144,532	$5,000	$10,000
Long-term investments	$—	$—	$—	$—	$33,016
Working capital	$17,368	$(34,336)	$101,152	$10,130	$(68,192)
Total assets	$190,069	$202,445	$390,673	$430,374	$633,223
Total long-term debt	$83,822	$75,691	$316,800	$356,800	$350,000
Total stockholders’ deficit	$(25,338)	$(70,654)	$(173,033)	$(296,938)	$(302,025)

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2006 and 2005. Amounts shown are in thousands, except per share data. For details of significant events and transactions in the quarter ended December 31, 2006, see Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$16,922	$15,388	$20,569	$23,364
Services	23,874	26,143	27,007	29,469
Maintenance	23,214	23,120	23,745	22,749
Contract	33	33	33	4,014

Total revenues	64,043	64,684	71,354	79,596

Costs and expenses:
Cost of revenues:
Software solutions	3,403	2,447	3,271	3,741
Services and maintenance	23,471	24,376	25,156	24,957
Contract	—	—	—	311
Sales and marketing	11,096	12,573	12,307	12,209
Research and development	8,947	8,932	8,818	8,503
General and administrative	13,538	11,843	15,252	15,534
Restructuring charges and adjustments	(50)	(95)	(103)	(155)

Total costs and expenses	60,405	60,076	64,701	65,100

Operating income	3,638	4,608	6,653	14,496
Non-operating income (expense), net	157	(510)	(504)	(501)

Income before income taxes	3,795	4,098	6,149	13,995
Income tax expense (benefit)	2,014	1,297	1,595	(1,085)

Net income	1,781	2,801	4,554	15,080
Preferred stock dividend and accretion of discount	629	770	770	771

Net income applicable to common stockholders	1,152	2,031	3,784	14,309

Net income per common share applicable to common stockholders:
Total
Basic	$0.05	$0.08	$0.15	$0.56
Diluted	$0.04	$0.08	$0.15	$0.54
Weighted-average common shares outstanding:
Basic	25,195	25,247	25,370	25,500
Diluted	25,653	25,699	25,892	26,355

Amortization of intangibles is not significant and is included in general and administrative expense.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$25,409	$23,489	$18,048	$22,991
Services	27,627	27,534	23,272	25,359
Maintenance	25,818	25,496	24,268	25,030
Contract	3,057	15,343	899	23,227

Total revenues	81,911	91,862	66,487	96,607

Costs and expenses:
Cost of revenues:
Software solutions	4,927	3,459	3,013	3,321
Services and maintenance	28,685	26,656	24,445	23,972
Contract	—	1,575	—	—
Sales and marketing	18,368	15,155	8,035	10,169
Research and development	11,800	9,085	8,281	8,171
General and administrative	25,643	11,592	12,138	11,744
Restructuring charges and adjustments	11,848	(235)	(256)	(88)

Total costs and expenses	101,271	67,287	55,656	57,289

Operating income (loss)	(19,360)	24,575	10,831	39,318
Non-operating (expense) income, net	(4,760)	5,979	(2,964)	(5,510)

(Loss) income before income taxes	(24,120)	30,554	7,867	33,808
Income tax expense (benefit)	1,582	1,825	2,436	(1,179)

Income (loss) from continuing operations	(25,702)	28,729	5,431	34,987

Income from discontinued operations	1,210	3,496	3,960	35,218

Net income (loss)	(24,492)	32,225	9,391	70,205
Preferred stock dividend and accretion of discount	743	749	764	764

Net income (loss) applicable to common stockholders	(25,235)	31,476	8,627	69,441

Net income (loss) per common share applicable to common stockholders:
Total
Basic	$(1.36)	$1.36	$0.34	$2.76
Diluted	$(1.36)	$1.33	$0.33	$2.69
Discontinued operations
Basic	$0.06	$0.15	$0.16	$1.40
Diluted	$0.06	$0.15	$0.15	$1.36
Continuing operations including preferred stock dividend and accretion of discount
Basic	$(1.42)	$1.21	$0.18	$1.36
Diluted	$(1.42)	$1.18	$0.18	$1.33
Weighted-average common shares outstanding:
Basic	18,613	23,160	25,063	25,119
Diluted	18,613	23,638	25,958	25,824

Amortization of intangibles is not significant and is included in general and administrative expense.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter. We may fail to meet analysts’ and investors’ expectations.

•

We have historically experienced negative cash flows. A failure to maintain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business, impair our ability to support our operations and adversely affect our liquidity.

•

Holders of our 5% senior convertible notes may convert the senior convertible notes upon the occurrence of certain events prior to May 15, 2010, and at any time on or after May 15, 2010, and have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010. There is no assurance that at the time of conversion or required repurchase, we will have the ability to satisfy the cash portion of any such conversion obligation or to make any such required repurchase.

•

We may require additional private or public debt or equity financing. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing shareholders.

•

The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. The debt incurrence restrictions imposed by the indenture could restrict or impede our ability to incur additional debt, which in turn could impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they become due.

•	If we are unable to develop and generate additional demand for our products, serious harm could result to our business.

•	We may not be competitive, and increased competition could seriously harm our business. Our strategy to sell new-generation solutions may not be successful.

•

We face risks related to product quality and performance claims and other litigation that could have a material adverse effect on our relationships with customers and our business, results of operations, cash flow and financial condition. We may face other claims and litigation in the future that could harm our business and impair our liquidity.

•	Loss of key personnel or our failure to attract, train and retain additional personal could negatively affect our operating results and revenues and seriously harm our company.

•	We face other risks indicated in Item 1A., “Risk Factors,” and in our other filings with the SEC.

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

Overview

We are a provider of supply chain management solutions, including various supply chain solutions consisting of software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility — a clear and unobstructed view up and down the supply chain

•	Planning — supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration — interoperability with supply chain partners and elimination of functional silos

•	Control — management of data and business processes across the extended supply chain

Our application software is often bundled with other product offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

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

Revenue Recognition.    We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and SAB 103, “Update of Codification of Staff Accounting Bulletins.”

Software Solutions Revenue.    Recognition of software solutions revenue occurs under SOP 81-1 and under SOP 97-2, as amended.

Software solutions revenue recognized under SOP 81-1 includes both fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services). Essential services involve customizing or enhancing the software so that the software performs in accordance with specific customer requirements. Arrangements accounted for under SOP 81-1 follow either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. We do not capitalize costs associated with services performed where milestones have not been attained. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer. Similar to the treatment of milestones, we do not capitalize or defer costs associated with services performed on contracts recognized under the completed contract method that have not been completed.

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

Services Revenue.    Services revenue is primarily derived from fees for implementation, integration, consulting and training services as well as fees received to customize or enhance a previously purchased licensed product that result from arrangements negotiated and executed subsequent to the license arrangement. Also included is reimbursable expense revenue representing travel expenses incurred by our consultants and billed to our customers for reimbursement pursuant to a signed agreement. Services revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement: The agreement must be signed by the customer.

•	Fee is determinable: The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred: Delivery is substantiated by time cards and, where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement of work have been met.

•

Collectibility is probable:    We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Maintenance Revenue.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support, new releases of software and updated user documentation. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. As of December 31, 2006, $3.2 million of contract revenue remained on our balance sheet as deferred revenue.

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped. Commissions payable to affiliates in connection with sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totaled $2.1 million as of December 31, 2006 and 2005, while accrued affiliate commissions payable totaled $1.1 million and $0.4 million as of December 31, 2006 and 2005, respectively.

Concurrent Transactions.    We occasionally enter into transactions which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by EITF 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is recorded based on the net book value of the asset relinquished.

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

Stock-based compensation.    On January 1, 2006, we adopted the provisions of SFAS No. 123(R) to account for our stock based compensation plans, including restricted stock, and our employee stock purchase plan, which requires the recognition of the fair value of stock-based compensation in our statement of operations. The fair value of stock options and stock purchase rights pursuant to our stock plans and the employee stock purchase plan is estimated using the Black-Scholes stock valuation model. This model requires the input of highly subjective assumptions, including the expected life of the award and expected stock price volatility. The fair value of restricted stock units is determined based upon our closing stock price on the grant date. The expense calculated, based on the valuation model or on the closing stock price, is reduced by an estimated forfeiture rate.

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

Discontinued Operations.    On July 1, 2005, we completed the sale of Trade Service Corporation (TSC), which had been operated as a part of our content and data services business, for approximately $3.0 million. This transaction led to a gain on sale, net of write-offs of associated assets and liabilities, of approximately $2.2 million. The sale was to a group of investors led by TSC’s then-current management team.

On December 1, 2005 and December 16, 2005, respectively, the company and i2 Technologies Software Private Limited, an India corporation and a subsidiary of the company, sold to IHS Parts Management, Inc. (IHS) certain assets associated with our subsidiary’s content and data services business (CDS). In addition, we agreed to license certain software and patents associated with the CDS business to IHS. IHS paid us approximately $30 million in cash and assumed certain liabilities associated with the CDS business. As part of the transaction, IHS agreed to sublease certain office space located in India from our subsidiary. In addition, we agreed to perform certain transition and hosting services for IHS to assist in the transition of CDS to IHS.

The historical operating results of TSC and CDS, including the gain on the sale of TSC, have been reported as discontinued operations in our financial statements. Income from discontinued operations was $43.9 million in 2005 and $3.4 million in 2004. See Note 15 — Discontinued Operations in our Notes to Consolidated Financial Statements. The analysis presented below excludes all revenues and expenses from discontinued operations.

Revenues

We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, training, consulting and maintenance. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and SEC Staff Accounting Bulletin “Topic 13, Revenue Recognition”.

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our consolidated statements of operations and comprehensive income. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Twelve Months Ended December 31, 2006	Percent of Total Revenue	Twelve Months Ended December 31, 2005	Percent of Total Revenue	Twelve Months Ended December 31, 2004	Percent of Total Revenue
SOP 97-2 recognition	$19,962	7%	$25,736	8%	$18,075	5%
SOP 81-1 recognition	22,305	8%	43,810	13%	20,765	6%
Recurring items	33,976	12%	20,391	6%	15,315	4%

Total software solutions	76,243	27%	89,937	27%	54,155	15%
Services	106,493	38%	103,792	31%	118,731	33%
Maintenance	92,828	33%	100,612	30%	116,765	32%
Contract	4,113	2%	42,526	12%	72,877	20%

Total revenues	$279,677	100%	$336,867	100%	$362,528	100%

Total revenues decreased $57.2 million, or 17%, in 2006 and $25.7 million, or 7%, in 2005. These revenue changes are discussed below.

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

Software solutions revenue recognized under SOP 97-2 decreased $5.8 million, or 22%, in 2006 and increased $7.7 million, or 42%, in 2005. We have experienced variability in the timing of recognition of revenue from software solutions under SOP 97-2 and we expect this variability to continue. Variability is caused by the timing and amount of software solutions bookings, and whether the software solutions require essential services. Variability is also caused by the timing of cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees.

Software solutions revenue recognized under SOP 81-1 decreased $21.5 million, or 49%, in 2006 and increased $23.0 million, or 110%, in 2005. Software solutions revenue for the twelve months ended December 31, 2005 included $13.8 million of revenue recognized upon the achievement of significant contractual milestones on separate agreements and $8.5 million of revenue related to an agreement with Shell Global Solutions International B.V.

We have also experienced variability in the timing of recognition of revenue from software solutions under SOP 81-1 and expect this variability to continue. Since the majority of the SOP 81-1 revenue is recognized on a percentage of completion basis, our revenue is highly dependent on the amount of prior period bookings in our backlog, our progress toward completion of the development and delivery of licensed features and functionality, including the achievement of contractual milestones, and cash receipts for arrangements where significant uncertainty exists regarding collectibility of fees. Another source of variability for software solutions revenue is the mix of products included in our bookings. We are focused on selling new-generation solutions, where there is a high likelihood of providing essential services associated with the new products. Accordingly, the license fees received for these arrangements, together with fees for the essential services, will be recognized under SOP 81-1 over the period in which the services are performed instead of being recognized upon delivery of the software.

Revenue from recurring items increased $13.6 million, or 67%, in 2006 and $5.1 million, or 33%, in 2005. Included in the 2006 increase was $10.5 million of revenue recognized from $10.5 million in platform technology bookings in the second quarter of 2006. Recurring items include revenue from our supply chain leader and other subscription transactions, for which the revenue is deferred and recognized ratably over the contractual term of the transaction. Recurring revenue related to supply chain leader transactions for each of the twelve-month periods ended December 31, 2006 and December 31, 2005 was $12.4 million. These supply chain leader transactions have varying lives and begin expiring in the second quarter of 2007.

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

Services revenue increased $2.7 million, or 3%, in 2006 and decreased $14.9 million, or 13%, during 2005. The increase in 2006 reflects growth in the average number of services personnel during the second half of 2006, when compared to the comparable period in 2005, as we attempted to match the levels of services personnel with the market demand for our services. The decrease in 2005 was primarily related to lower average headcount for the twelve months ended December 31, 2005 when compared to the twelve months ended December 31, 2004. This lower average headcount in 2005, compared to 2004, is reflective of a lower volume of license sales, which led to fewer implementations. Our volume of upgrade projects also declined as many of our customers had migrated to newer versions of our projects. Based on our historical trends, we expect services revenue to continue to fluctuate on a quarterly basis due to the timing of booking new projects and the timing of revenue recognition on these projects. In any period, services revenue is dependent upon a variety of factors, including:

•	The number and value of services transactions booked during the current and preceding periods

•	The number and availability of services resources actively engaged on billable projects

•	The timing of milestone acceptance for engagements contractually requiring customer sign-off, and

•	The timing of cash payments when collectibility is uncertain

Maintenance.    Maintenance revenue decreased $7.8 million, or 8%, in 2006 and $16.2 million, or 14%, in 2005. The decrease in maintenance revenue during 2006 and 2005 resulted from a continuing decline in both the number and dollar amount of maintenance renewals, mainly due to cost cutting efforts by our customers. In 2005, we also experienced lower volumes and dollar amounts of software solutions bookings, which contributed to the decrease in maintenance revenue in 2006 and 2005. In addition, we concluded four supply chain leader transactions in 2004, which are being recorded as subscription revenue. These transactions were executed with customers who were previously utilizing our software through perpetual license agreements with annual maintenance contracts. There can be no assurance that maintenance revenues will not continue to decline.

Contract.    Contract revenue consists of license, services, and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. Contract revenue decreased $38.4 million, or 90%, during 2006 and $30.4 million, or 42%, during 2005. The decrease in contract revenue during 2006 and 2005 was a result of the lower amount of remaining deferred contract revenue, the decreased number of deferred transactions and the occurrence of fewer events that allow the recognition of this revenue. As of December 31, 2006, the deferred contract revenue balance was $3.2 million, consisting of one transaction.

International Revenue.    Our international revenues, included in the categories discussed above, primarily are generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $120.3 million, or 43% of total revenue, in 2006; $158.2 million, or 47% of total revenue, in 2005; and $144.8 million, or 40% of total revenue, in 2004. International revenue remained relatively consistent, as a percentage of total revenue, in 2006, 2005 and 2004.

Customer Concentration.    No individual customer accounted for more than 10% of annual revenues in 2006, 2005 or 2004.

Costs of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our consolidated statements of operations and comprehensive income. The year-to-year comparisons of financial results are not necessarily indicative of future results.

	Twelve Months Ended December 31, 2006	Gross Margin	Twelve Months Ended December 31, 2005	Gross Margin	Twelve Months Ended December 31, 2004	Gross Margin
Software solutions	$12,862	83%	$14,720	84%	$20,137	63%
Services and maintenance	97,960	51%	103,758	49%	121,504	48%
Contract	311	92%	1,575	96%	4,718	94%
Amortization of acquired technology	21	—	—	—	369	—

Total cost of revenues	$111,154		$120,053		$146,728

Cost of Software Solutions.    Cost of software solutions consists of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

•

Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement.

•	The cost of user product documentation

•	The cost of delivery of software

•	Provisions for the estimated costs of servicing customer claims, which we accrue on a case-by-case basis

Cost of software solutions decreased $1.9 million, or 13%, in 2006 and $5.4 million, or 27%, in 2005. The decreases in 2006 and in 2005 were due to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate. Also included in cost of software solutions during 2004 was $2.3 million of costs related to a large project that involved a customer dispute.

Cost of Services and Maintenance.    Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. The cost of services and maintenance decreased $5.8 million, or 6%, in 2006. The decrease in 2006 includes decreases in payroll related costs of $4.7 million, travel and entertainment of $2.0 million and subcontractors of $1.2 million. These decreases were partially offset by non-cash stock option expense of $2.7 million. Average services and maintenance headcount decreased 5% in 2006 when compared to 2005.

The total cost of services and maintenance decreased $17.7 million, or 15% in 2005. The decrease in 2005 includes decreases in payroll related costs of $11.4 million, travel and entertainment of $4.1 million and contract labor of $1.4 million. Average services and maintenance headcount decreased 16% in 2005 when compared to 2004 which contributed to the reduction of payroll-related costs. In addition, our increased utilization of India-based personnel to provide services and maintenance support contributed to the decrease in this expense.

Cost of Contract.    Cost of contract decreased $1.3 million, or 80%, in 2006 and $3.1 million, or 67%, in 2005. Because contract expenses are recorded when the corresponding revenue is recognized, we expect cost of contract to vary. As of December 31, 2006, we had no remaining deferred contract costs.

Amortization of Acquired Technology.    In connection with our business acquisitions, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our consolidated statements of operations and comprehensive income. The year-to-year comparisons of financial results are not necessarily indicative of future results:

	Twelve Months Ended December 31, 2006	Percent of Total Revenue	Twelve Months Ended December 31, 2005	Percent of Total Revenue	Twelve Months Ended December 31, 2004	Percent of Total Revenue
Sales and marketing	$48,185	17%	$51,727	15%	$74,946	21%
Research and development	35,200	13%	37,337	11%	56,279	16%
General and administrative	56,129	20%	61,117	18%	71,646	20%
Amortization of intangibles	17	—	—	—	39	—
Restructuring charges and adjustments	(403)	—	11,269	3%	2,688	1%

Total operating expenses	$139,128		$161,450		$205,598

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense decreased $3.5 million, or 7%, in 2006. The decrease in 2006 includes decreases in payroll-related costs of $5.6 million and decreases in overhead costs of $1.2 million. These decreases were partially offset by an increase in non-cash stock option expense of $3.5 million. Average sales and marketing staff decreased approximately 17% in 2006 when compared to 2005.

Sales and marketing expense decreased $23.2 million, or 31%, in 2005. The decrease in expense includes decreases in payroll-related costs of $12.7 million and decreases in travel and entertainment of $4.1 million. Average sales and marketing headcount decreased 34% in 2005 when compared to 2004. Lower headcount and lower levels of sales led to reduced commissions based on lower bookings.

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

Research and development expense decreased $2.1 million, or 6%, in 2006. This decrease in expense includes a decrease in overhead expense of $4.6 million, a decrease in facilities expense of $1.0 million, a decrease in communications expense of $0.4 million and a decrease in travel and entertainment expense of $0.4 million. These decreases in expense were partially offset by an increase in payroll-related expense of $1.1 million and non-cash stock option expense of $3.5 million.

Research and development expense decreased $18.9 million, or 34%, in 2005. This decrease in expense includes decreases in payroll-related expenses of $14.5 million, contractor expense of $1.3 million, and travel and entertainment expense of $1.0 million. Average research and development headcount decreased 40% in 2005 when compared to 2004. In addition, our increased utilization of India-based personnel to provide research and development support also contributed to the decrease in this expense in 2005.

General and Administrative Expenses.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external litigation costs. General and administrative expense decreased $5.0 million, or 8%, in 2006. This decrease reflects an accrual made in 2005 of approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities. In addition, payroll-related expense decreased $3.1 million and facilities expense decreased $2.4 million in 2006. These decreases in the components of general and administrative expense were partially offset by an increase in stock compensation expense of $5.7 million and an increase in indemnification expense of $9.1 million.

General and administrative expenses decreased $10.5 million, or 15%, in 2005. This decrease includes $9.2 million of payroll related costs and a decrease of $1.9 million of facilities expense. The decrease in payroll-related expenses is related to a decrease of 16% in average general and administrative headcount as compared to 2004, partially offset by the increased cost of our executive department.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually. Impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. At December 31, 2006 we performed a review for impairment of goodwill and concluded there was no evidence of impairment related to the goodwill balance of $14.8 million. Impairment testing was also conducted in 2005 and 2004 and no impairment was deemed necessary.

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

In March 2004 we initiated a global workforce reduction plan to reduce our operating expenses and bring them in line with our revenue levels. In the first and second quarter of 2004, 163 employees were involuntarily terminated. During this period, severance costs of approximately $5.1 million were recorded related to the severance payments to be paid to the employees involuntarily terminated.

In March 2005, we implemented a restructuring plan to resize our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for the office closures.

As of December 31, 2006, an accrual of approximately $0.3 million, including $0.1 million related to our 2001 and 2002 restructuring plans, remained in accrued liabilities. Additional details of the restructuring charges and remaining accruals are presented in Note 11 — Restructuring Charges and Adjustments in our Notes to Consolidated Financial Statements.

Non-operating Expense, Net

Non-operating expense, net, was as follows:

	Twelve Months Ended December 31, 2006	Percent Change	Twelve Months Ended December 31, 2005	Percent Change	Twelve Months Ended December 31, 2004
Interest income	$5,305	-31%	$7,697	84%	$4,179
Interest expense	(6,069)	-63%	(16,315)	-9%	(17,873)
Realized gains on investments, net	475	-95%	10,144	12741%	79
Foreign currency hedge and transaction losses, net	(219)	-95%	(4,217)	31%	(3,212)
(Loss) gain on extinguishment of debt	—	-100%	(3,017)	-236%	2,223
Other expense, net	(850)	-45%	(1,547)	45%	(1,069)

Total non-operating expense, net	$(1,358)		$(7,255)		$(15,673)

The decrease in interest income in 2006 as compared to 2005 was primarily the result of lower average balances of invested funds, partially offset by higher average interest rates earned on invested funds. The decrease in interest expense in 2006 as compared to 2005 is the result of lower debt levels. The decrease in realized gains on investments in 2006 as compared to 2005 is due to the sale of an investment in 2005 for approximately $11.0 million that was non-recurring in nature. During 2006, foreign currency losses decreased due to favorable foreign currency exchange rate movements in 2006 when compared to 2005, relative to our foreign currency positions, and improved hedge effectiveness.

The increase in interest income in 2005 compared to 2004 was the result of higher market interest rates and cash balances. The decrease in interest expense in 2005 compared to 2004 was due to the repurchase of $51.0 million of our 5.25% convertible subordinated notes during the year. The repurchase, of the $51.0 million of our 5.25% convertible subordinated notes, together with the retirement of an additional $235.0 million of the notes on December 28, 2005, resulted in a loss on debt extinguishment of $3.0 million due to a 75 basis point call premium on the $235.0 million and the write off of $1.2 million of unamortized debt issuance costs. The increase in realized gains on investments in 2005 compared to 2004 is due to the sale of an investment in 2005 for approximately $11.0 million that was non-recurring in nature. Foreign currency losses increased $1.0 million in 2005 compared to 2004. The increased loss was due mainly to declining foreign currency exchange rates in 2005, relative to our foreign currency positions.

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

Provision (Benefit) for Income Taxes

We recognized income tax expense of $3.8 million and $4.7 million in 2006 and 2005, respectively, and an income tax benefit of $0.7 million in 2004, representing effective income tax rates of 13.6% in 2006, 5.1% in 2005 and 33.3% in 2004.

The effective income tax rates during 2006, 2005 and 2004 differ from the U.S. statutory rate (35% for 2006 and 2005, and 34% for 2004) due to several factors. These factors include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits. The effect of these factors on the income tax rate is detailed in Note 13 — Income Taxes in our Notes to Consolidated Financial Statements.

At December 31, 2006, we maintained a full valuation allowance against our domestic net deferred tax assets and a valuation allowance of approximately $1.1 million against our foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances. Despite the valuation allowance, the future tax-deductible benefits related to these deferred tax assets remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

At December 31, 2006, we have recorded approximately $7.4 million in tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2006.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (excluding restructured facilities)	$36,242	$13,061	$19,211	$3,772	$—
Operating leases for restructured facilities	2,529	981	619	619	310
Sub-lease income related to non-restructured facilities	(112)	(112)	—	—	—
Sub-lease income related to restructured facilities	(2,314)	(765)	(619)	(619)	(310)
Long-term debt obligations (1)	124,523	4,313	8,625	8,625	102,961
Other purchase obligations (2)	13,489	11,793	1,696	—	—

Total	$174,358	$29,271	$29,532	$12,397	$102,961

[1]	Included in the long-term debt obligations are semi-annual interest payments through December 15, 2015.
[2]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $17.4 million at December 31, 2006, compared to a working capital deficiency of $34.3 million at December 31, 2005, a change of $51.7 million or 151%. The improvement resulted from a decrease in current liabilities of $65.8 million (primarily comprised of decreases of $25.8 million in deferred revenue, $25.0 million in the current portion of long-term debt and $14.7 million in accrued liabilities), partially offset by a decrease in current assets of $14.1 million (primarily comprised of decreases of $10.0 million in other current assets and $3.5 million in cash and cash equivalents).

Our working capital balance at December 31, 2006 included deferred revenue. At December 31, 2006, we had approximately $74.0 million of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Cash and cash equivalents were $109.4 million at December 31, 2006 compared to $112.9 million at December 31, 2005, a decrease of $3.5 million. The decrease in cash and cash equivalents was the result of $14.8 million of cash provided by operating activities offset by $2.1 million of cash used in investing activities and $16.7 million of cash used in financing activities. Exchange rates had a positive impact on cash of $0.6 million.

We had positive cash flow from operating activities of $14.8 million during 2006. Cash inflows included $10.5 million for platform technology licensing. We are pursuing other similar transactions, but there can be no assurance we will be successful at entering into additional platform technology transactions. Cash outflows for 2006 included $12.0 million of employees bonuses accrued in 2005 and $8.0 million for bonuses accrued during 2006, $4.0 million related to the settlement of our outstanding litigation with Kmart, and $3.8 million related to our 2006 director and officer insurance premium.

We used approximately $2.1 million of cash in investing activities during 2006, including the purchase of premises and equipment of $2.4 million and a business acquisition of $0.6 million. These uses of cash were partially offset by proceeds of $0.5 million from the sale of securities, $0.2 million from the disposal of premises and equipment and $0.1 million in decreases in restricted cash.

We used approximately $16.7 million of cash in financing activities during 2006, including the $25.0 million repurchase of debt and the payment of $1.3 million of dividends on our Series B preferred stock. These uses of cash were partially offset by the issuance of an additional $7.5 million of our 5% senior convertible notes.

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year on the face amount of any outstanding letters of credit and 0.15% per year on the average daily unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of December 31, 2006, $2.9 million in letters of credit were outstanding under this line and $4.0 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at December 31, 2006. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

•	if the senior convertible notes have been called for redemption;

•	upon certain dividends or distributions to all holders of our common stock;

•

upon the occurrence of specified corporate transactions constituting a “fundamental change” (the occurrence of a “change in control” or a “termination of trading,” each as defined in the indenture governing our senior convertible notes);

•

if the average of the trading prices for the senior convertible notes during any five consecutive trading-day period is less than 98% of the average of the conversion values for the senior convertible notes (the product of the last reported sale price of our common stock and the conversion rate) during that period; or

•

at any time after May 15, 2008 if the closing sale price of our common stock is equal to or greater than $23.21 for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter.

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

We experienced negative cash flows during the quarter ended September 30, 2006, the quarter ended March 31, 2006 and each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. We may be required to seek private or public debt or equity financing in order to support our operations, satisfy the conversion obligation with respect to our senior convertible notes and/or repay our senior convertible notes. The debt incurrence restrictions imposed by the indenture governing our senior convertible notes could restrict or impede our ability to incur additional debt. We may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 43%, 47% and 40% of total revenues in 2006, 2005 and 2004, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that utilizes foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. Details of our foreign currency risk management program are presented in Note 12 — Foreign Currency Risk Management in our Notes to Consolidated Financial Statements.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. The Federal Reserve Board increased the discount rate by 100 basis points between December 31, 2005 and December 31, 2006. As of December 31, 2006, the weighted-average yield on time deposits and debt securities we held was 5.18% compared to 3.70% for time deposits and debt securities held as of December 31, 2005. If overall interest rates fall by 100 basis points in 2007, our interest income will decline approximately $1.1 million, assuming investment levels consistent with December 31, 2006 levels.

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

Market Price Risk.    We maintain minority equity investments in various publicly traded companies for business and strategic purposes. The remaining carrying value of minority equity investments was zero at December 31, 2006.

We also invested in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. As a result of significant declines in the expected realizable amounts of these investments, in previous periods we wrote off the book value of most of these investments as the decline in fair value was considered other than temporary. During the fourth quarter of 2005, we wrote off the book value of our $1.0 million investment in Integrated Development Enterprise, Inc. (IDe) preferred stock. This investment was initially made during 2005 in connection with the employment of our CEO, Michael McGrath. See Note 16 — Related Party Transactions in our Notes to Consolidated Financial Statements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2006. Our management’s assessment of our internal control over financial reporting as of December 31, 2006 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting.    Except as described in the next sentence, during our most recent fiscal quarter there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three months ended December 31, 2006, we took steps to enhance our internal expertise and we remediated our previously disclosed material weakness through additional hiring and training of qualified finance and accounting personnel, including the hiring of a certified public accountant into a newly-created position to review and advise on emerging trends and concepts within generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that i2 Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31,

2006 of the Company and our report dated March 30, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of SFAS No. 123(R), Share Based Payment, in 2006.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 30, 2007

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement pursuant to Regulation 14A related to the 2007 annual meeting of stockholders no later than 120 days after December 31, 2006, and specified information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 under the heading “Available Information,” the information required by this Item is incorporated by reference to the proxy statement under the sections captioned “Proposal 1 — Election of Two Class I Directors,” “Executive Compensation and Other Matters — Directors and Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Committees of the Board of Directors” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the proxy statement under the sections captioned “Executive Compensation and Other Matters” (other than under “— Directors and Executive Officers”) and “Corporate Governance — Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the proxy statement under the section captioned “Principal Stockholders.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the proxy statement under the sections captioned “Corporate Governance — Board Matters” and “Corporate Governance — Committees of the Board of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the proxy statement under the section captioned “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are filed as part of this Form 10-K on the pages indicated:

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description
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

3.1*	—Certificate of Amendment of Restated Certificate of Incorporation of i2 Technologies, Inc. (filed as Exhibit 3.1 to the 8-K filed by i2 on February 15, 2005).

3.2*	—Amended and Restated Bylaws, as amended through May 21, 2001 (filed as Exhibit 3.1 to i2’s Registration Statement on Form S-3 (Reg. No. 333-59106)).

3.3*	—Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.4 to i2’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.4*	—Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2, dated as of May 26, 2004 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed June 16, 2004)

3.5*	—Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on February 18, 2005)

4.1*	—Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

Exhibit Number	Description
4.3*

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

4.5*	—Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 4, 2004)

4.6*	—First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 and Mellon Investor Services, LLC (filed as Exhibit 4.2 to i2’s Current Report on Form 8-K filed on May 4, 2004)

4.7*	—Second Amendment to Rights Agreement, dated as of April 28, 2004, between i2 and Mellon Investor Services LLC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 14, 2004)

4.8*	—Indenture, dated as of November 23, 2005, between i2 Technologies, Inc., and JPMorgan Chase Bank, National Association, as trustee (filed as exhibit 4.1 to the 8-K filed by i2 on November 29, 2005).

4.9*	—Form of Certificate (filed as exhibit 4.2 to the 8-K filed by i2 on November 29, 2005).

4.10*	—Form of Warrant (filed as exhibit 4.3 to the 8-K filed by i2 on November 29, 2005).

10.1*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2*	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through December 16, 2004 (included as Exhibit B to i2’s definitive proxy statement filed on November 16, 2004).

10.3*	—Form of Indemnification Agreement between i2 and its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5*	—i2 Technologies, Inc. Employee Stock Purchase Plan, as amended and restated through April 20, 2001 (included as Appendix C to i2’s definitive proxy statement filed on April 27, 2001).

10.6*	—i2 Technologies, Inc. International Employee Stock Purchase Plan (filed as Exhibit 99.4 to i2’s Registration Statement on Form S-8 (Reg. No. 333-85791 (the “1999 S-8”)).

10.7*	—Think Systems Corporation 1997 Incentive Stock Plan (filed as Exhibit 99.1 to the Think/Optimax S-8).

10.8*	—Optimax Systems Corporation Stock Option Plan (filed as Exhibit 99.10 to the Think/Optimax S-8).

10.9*	—InterTrans Logistics Solutions Limited 1997 Stock Incentive Plan (filed as Exhibit 99.7 to i2’s Registration Statement on Form S-8 (Reg. No. 333-53667)).

10.10*	—SMART Technologies, Inc. 1996 Stock Option/Stock Issuance Plan (filed as Exhibit 99.13 to the 1999 S-8).

10.11*	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 99.6 to i2’s Current Report on Form 8-K dated November 30, 1999 (the “November 1999 8-K”)).

Exhibit Number	Description
10.12*	—SupplyBase, Inc. 1999 Stock Plan (filed as Exhibit 99.1 to i2’s Registration Statement on Form S-8 (Reg. No. 333-36478)).

10.13*	—Aspect Development, Inc. 1997 Nonstatutory Stock Option Plan (filed as Exhibit 99.2 to the Aspect S-8).

10.14*	—Transition Analysis Component Technology, Inc. 1997 Stock Plan (filed as Exhibit 99.6 to the Aspect S-8).

10.15*	—Cadis, Inc. 1991 Stock Option Plan (filed as Exhibit 99.7 to the Aspect S-8).

10.16*	—Common Stock Purchase Agreement, dated March 7, 2000, between i2 and International Business Machines Corporation (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on April 11, 2000).

10.17*+	—Employment and Non-Compete Agreement, dated June 9, 2000 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on June 22, 2000).

10.18*+	—Amendment 1 to Employment and Non-Compete Agreement, dated April 15, 2001 between i2 and Romesh T. Wadhwani (filed as Exhibit 10.25 to the RightWorks S-4).

10.19*+

—Amendment 2 to Employment and Non-Compete Agreement, dated October 1, 2001, between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001).

10.20*+

—Amendment 3 to Employment and Non-Compete Agreement, dated January 1, 2002 between i2 Technologies US, Inc. and Romesh T. Wadhwani (filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001).

10.21*	—Loan and Security Agreement dated March 28, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.1 to the RightWorks S-4).

10.22*	—First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to the RightWorks S-4).

10.23*+	—Form of employment arrangement between i2 and certain of its employees (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended March 31, 2002).

10.24*+	—Severance Agreement, dated April 22, 2002, between i2 Technologies, Inc. and Gregory A. Brady (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.25*+	—Letter Agreement, dated February 5, 2004, between James Contardi and i2 Technologies, Inc. (filed as Exhibit 10.29 to i2’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.26*

—Stipulation and Agreement of Settlement with Certain Defendants, dated May 7, 2004, in connection with Scheiner v. i2 Technologies, Inc., et al., Civ. Action No. 3:01-CV-418-H in the United States District Court for the Northern District of Texas (Dallas Division) (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 21, 2004).

10.27*	—Stock Purchase Agreement, dated as of April 28, 2004, by and between i2 and Sanjiv S. Sidhu (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

10.28*	—Registration Rights Agreement, dated as of June 3, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed June 16, 2004).

10.29*+	—Employment Agreement, dated as of February 27, 2005, between i2 and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.30*	—Stock Purchase Agreement, dated as of February 28, 2005, between i2 and Integrated Development Enterprise, Inc. (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed March 2, 2005).

Exhibit Number	Description
10.31*+

—Amendment to Employment Agreement and Termination of Share Rights Agreement, dated March 28, 2005, by and between i2 Technologies and Michael McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on April 1, 2005).

10.32*+	—Restricted Stock Agreement, dated March 28, 2005 by and between i2 Technologies, Inc. and Michael McGrath (filed as exhibit 10.2 to the 8-K filed by i2 on April 1, 2005).

10.33*	—Common Stock Purchase Agreement, dated June 28, 2005, between i2 Technologies, Inc., and R2 Investments, LDC (filed as exhibit 10.1 to the 8-K filed by i2 on June 29, 2005).

10.34*	—Stock Purchase Agreement, dated June 29, 2005, between Primavera Systems, Inc. and i2 Technologies, Inc. (filed as exhibit 10.1 to the 8-K filed by i2 on July 1, 2005).

10.35*+	—Employment Agreement, dated July 26, 2005, by and between i2 Technologies, Inc., and Michael Berry (filed as exhibit 10.1 to the 8-K filed by i2 on July 29, 2005).

10.36*

—LLC Interest Purchase Agreement, dated May 9, 2005, by and between Novia Corp., SoftSRM, LLC, i2 Technologies US, Inc., and i2 Technologies, Inc. (filed as exhibit 10.1 to the 10-Q filed on August 9, 2005).

10.37*+	—Employment Agreement, dated September 26, 2005, by and between i2 Technologies, Inc., and Barbara Stinnett (filed as exhibit 10.1 to the 8-K filed by i2 on October 10, 2005).

10.38*+	—Amendment to the Employment Agreement, dated October 25, 2005, by and between i2 Technologies, Inc., and Michael McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on October 25, 2005).

10.39*+	—Amendment to the Employment Agreement, dated November 8, 2005, by and between i2 Technologies, Inc. and Michael Berry (filed as exhibit 10.1 to the 10-Q filed by i2 on November 9, 2005).

10.40*	—Asset Purchase Agreement, dated November 17, 2005, by and between IHS Parts Management Inc., and i2 Technologies US, Inc. (filed as exhibit 10.1 to the 8-K filed by i2 on November 19, 2005).

10.41*

—Purchase Agreement, dated November 21, 2005, by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as exhibit 10.1 to the 8-K filed by i2 on November 29, 2005).

10.42*

—Registration Rights Agreement, dated November 23, 2005 by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as exhibit 10.2 to the 8-K filed by i2 on November 29, 2005).

10.43*	—Amendment to Employment Agreement, dated as of February 1, 2006, between the Company and Michael E. McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on February 2, 2006).

10.44*	—Settlement Agreement with Mutual Releases, dated and effective as of December 15, 2006 between the Company and Gregory Brady (filed as exhibit 10.1 to the 8-K filed by i2 on December 20, 2006).

10.45*	—Amendment to Employment Agreement between the Company and Michael E. McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on December 22, 2006).

21.1	—List of subsidiaries.

23.1	—Consent of Deloitte & Touche LLP.

24.1	—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of this Form 10-K).

31.1	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael E. McGrath, the President and Chief Executive Officer of i2.

Exhibit Number	Description
31.2	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

32.1	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael E. McGrath, the President and Chief Executive Officer of i2.

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

I2 TECHNOLOGIES, INC.

Dated: March 30, 2007	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer (principal financial and accounting officer)

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

Signature	Title	Date

/s/ MICHAEL E. MCGRATH Michael E. McGrath	Chief Executive Officer, President and Director, (principal executive officer)	March 30, 2007

/s/ MICHAEL J. BERRY Michael J. Berry	Executive Vice President, Finance and Accounting, and Chief Financial Officer (principal financial and accounting officer)	March 30, 2007

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman	March 30, 2007

/s/ STEPHEN P. BRADLEY Stephen P. Bradley	Director	March 30, 2007

/s/ HARVEY B. CASH Harvey B. Cash	Director	March 30, 2007

/s/ RICHARD L. CLEMMER Richard L. Clemmer	Director	March 30, 2007

/s/ LLOYD G. WATERHOUSE Lloyd G. Waterhouse	Director	March 30, 2007

/s/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Director	March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 30, 2007

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$109,419	$112,882
Restricted cash	4,626	4,773
Accounts receivable, net	25,677	25,887
Deferred contract costs	—	311
Other current assets	9,231	19,219

Total current assets	148,953	163,072
Premises and equipment, net	10,691	14,056
Goodwill	14,760	14,440
Non-current deferred tax asset	8,060	5,971
Other non-current assets	7,605	4,906

Total assets	$190,069	$202,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,283	$11,766
Accrued liabilities	22,245	36,925
Accrued compensation and related expenses	24,010	23,847
Deferred revenue	74,047	99,870
Current portion of long-term debt	—	25,000

Total current liabilities	131,585	197,408
Total long-term debt, net	83,822	75,691

Total liabilities	215,407	273,099
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% redeemable convertible preferred stock, $1,000 par value, 150 shares authorized, 105 and 104 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	101,686	100,065
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,005 and 20,702 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	5	5
Warrants for common stock	3,125	3,125
Additional paid-in capital	10,439,136	10,420,262
Accumulated other comprehensive income (loss)	2,398	(1,147)
Accumulated deficit	(10,571,688)	(10,592,964)

Total stockholders’ deficit	(25,338)	(70,654)

Total liabilities and stockholders’ deficit	$190,069	$202,445

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Software solutions	$76,243	$89,937	$54,155
Services	106,493	103,792	118,731
Maintenance	92,828	100,612	116,765
Contract	4,113	42,526	72,877

Total revenues	279,677	336,867	362,528

Costs and expenses:
Cost of revenues:
Software solutions	12,862	14,720	20,137
Services and maintenance	97,960	103,758	121,504
Contract	311	1,575	4,718
Amorization of aquired technology	21	—	369
Sales and marketing	48,185	51,727	74,946
Research and development	35,200	37,337	56,279
General and administrative	56,129	61,117	71,646
Amortization of intangibles	17	—	39
Restructuring charges and adjustments	(403)	11,269	2,688

Total costs and expenses	250,282	281,503	352,326

Operating income	29,395	55,364	10,202

Non-operating expense, net:
Interest income	5,305	7,697	4,179
Interest expense	(6,069)	(16,315)	(17,873)
Realized gains on investments, net	475	10,144	79
Foreign currency hedge and transaction losses, net	(219)	(4,217)	(3,212)
(Loss) gain on extinguishment of debt	—	(3,017)	2,223
Other expense, net	(850)	(1,547)	(1,069)

Total non-operating expense, net	(1,358)	(7,255)	(15,673)

Income (loss) before income taxes	28,037	48,109	(5,471)
Income tax expense (benefit)	3,821	4,664	(674)

Income (loss) from continuing operations	24,216	43,445	(4,797)

Income from discontinued operations, net of taxes	—	43,884	3,445

Net income (loss)	24,216	87,329	(1,352)

Preferred stock dividend and accretion of discount	2,940	3,020	1,720

Net income (loss) applicable to common stockholders	$21,276	$84,309	$(3,072)

Net income (loss) per common share applicable to common stockholders:
Total:
Basic	$0.84	$3.50	$(0.17)
Diluted	$0.82	$3.45	$(0.17)
Discontinued operations
Basic	$—	$1.82	$0.19
Diluted	$—	$1.80	$0.19
Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.84	$1.68	$(0.36)
Diluted	$0.82	$1.65	$(0.36)
Weighted-average common shares outstanding:
Basic	25,328	24,084	18,004
Diluted	25,883	24,469	18,004
Comprehensive income:
Net income (loss) applicable to common stockholders	$21,276	$84,309	$(3,072)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	—	174	(174)
Foreign currency translation adjustments	3,545	(4,996)	3,632

Total other comprehensive income (loss)	3,545	(4,822)	3,458

Total comprehensive income	$24,821	$79,487	$386

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Preferred Stock		Common Stock		Warrants and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2003	—	$—	17,365	$4	$10,377,042	$217	$(10,674,201)	$(296,938)
Issuance of common stock from investments, exercise of options and issuance of common stock under stock purchase plans and investments	—	—	1,243	1	25,174	—	—	25,175
Issuance of 2.5% convertible preferred stock	100	95,325	—	—	—	—	—	95,325
Amortization of deferred compensation	—	—	—	—	1,299	—	—	1,299
Preferred stock dividend and accretion of discount	1	1,720	—	—	—	—	(1,720)	—
Foreign currency translation	—	—	—	—	—	3,632	—	3,632
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	(1,352)	(1,352)

Balance as of December 31, 2004	101	97,045	18,608	5	10,403,515	3,675	(10,677,273)	(173,033)

Preferred stock dividend and accretion of discount	3	3,020	—	—	—	—	(3,020)	—
Issuance of common stock from investments, exercise of options and issuance of common stock under stock purchase plans and investments	—	—	2,094	—	15,750	—	—	15,750
Amortization of deferred compensation	—	—	—	—	997			997
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	174	—	174
Foreign currency translation	—	—	—	—	—	(4,996)	—	(4,996)
Issuance of warrants from convertible debt issuance	—	—	—	—	3,125	—	—	3,125
Net income	—	—	—	—	—	—	87,329	87,329

Balance as of December 31, 2005	104	100,065	20,702	5	10,423,387	(1,147)	(10,592,964)	(70,654)

Preferred stock dividend and accretion of discount	1	1,621	—	—	—	—	(2,940)	(1,319)
Common stock issuance from options and employee stock plans	—	—	—	—	2,584	—	—	2,584
Stock based compensation	—	—	303	—	16,290	—	—	16,290
Foreign currency translation	—	—	—	—	—	3,545	—	3,545
Net income	—	—	—	—	—	—	24,216	24,216

Balance as of December 31, 2006	105	$101,686	21,005	$5	$10,442,261	$2,398	$(10,571,688)	$(25,338)

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net income (loss)	$24,216	$87,329	$(1,352)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,720	7,647	13,216
Stock based compensation	16,293	997	1,299
Loss (gain) on extinguishment of debt	—	3,017	(2,223)
Gain of sale of assets	—	—	(170)
Gain on sale of discontinued operations	—	(36,471)	—
Gain on sale of securities	(501)	(11,491)	—
Write down of investment	—	1,000	—
(Gain) loss on disposal of equipment	(170)	1,013	—
Credit for bad debts in costs and expenses	(479)	(45)	(1,623)
Deferred income taxes	(1,736)	(1,854)	(5,657)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	746	9,377	1,059
Deferred contract costs	311	1,579	5,109
Other current assets	7,665	3,113	6,790
Accounts payable	(691)	(2,510)	(6,804)
Accrued liabilities	(12,437)	(2,460)	(70,165)
Accrued compensation and related expenses	(364)	(3,358)	90
Deferred revenue	(25,807)	(57,558)	(46,824)

Net cash provided by (used in) operating activities	14,766	(675)	(107,255)

Cash flows (used in) provided by investing activities:
Restrictions released from cash	147	2,944	7,815
Purchases of premises and equipment	(2,386)	(3,162)	(2,513)
Proceeds from sale of premises and equipment	232	—	808
Purchases of short-term investments	—	(95,950)	(355,425)
Proceeds from sale of short-term investments	—	240,656	424,425
Proceeds from sale of securities	501	11,491	—
Business acquisition	(569)	—	—
Proceeds from sale of discontinued operations	—	32,670	—
Purchases of long-term investments	—	(1,000)	(26,706)

Net cash (used in) provided by investing activities	(2,075)	187,649	48,404

Cash flows used in financing activities:
Repurchase of debt	(24,997)	(293,579)	(37,400)
Proceeds from sale of convertible debt	7,500	78,750	—
Payment of debt issuance costs	(484)	(4,909)	—
Cash dividends paid — preferred stock	(1,327)	—	—
Net proceeds from sale of series B preferred stock	—	—	95,325
Net proceeds from common stock issuance from options and employee stock purchase plans	2,584	800	3,438
Proceeds from sale of common stock, net of issuance costs	—	14,950	21,737

Net cash used in financing activities	(16,724)	(203,988)	83,100

Effect of exchange rates on cash	570	(3,377)	2,202

Net change in cash and cash equivalents	(3,463)	(20,391)	26,451
Cash and cash equivalents at beginning of period	112,882	133,273	106,822

Cash and cash equivalents at end of period	$109,419	$112,882	$133,273

Supplemental cash flow information
Interest paid	$5,417	$16,535	$18,112
Income taxes paid (net of refunds received)	$4,780	$7,440	$4,633
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$1,613	$3,020	$1,720
Allocation of debt proceeds to warrants for common stock	$—	$3,125	$—

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a provider of supply chain management solutions, including various supply chain solutions consisting of software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility — a clear and unobstructed view up and down the supply chain

•	Planning — supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration — interoperability with supply chain partners and elimination of functional silos

•	Control — management of data and business processes across the extended supply chain

Our application software is often bundled with other product offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Principles of Consolidation.    The consolidated financial statements include the accounts of i2 Technologies, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates.    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, fair value of stock options, warrants and derivatives, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.

Cash and cash equivalents.    Cash and cash equivalents include cash on hand, demand deposits with financial institutions, short-term time deposits and other liquid investments in debt securities with initial maturities of less than three months when acquired by us.

Restricted Cash.    At December 31, 2006 restricted cash totaled $4.0 million pledged as collateral for outstanding letters of credit. At December 31, 2005, restricted cash totaled $4.8 million, of which $4.6 million was pledged as collateral for outstanding letters of credit and $0.2 million was in a restricted employee benefit account. (See Note 6 — Borrowings and Debt Issuance Costs)

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. The allowance, in our judgment,

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. In estimating the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of our future provisions for bad debts.

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

Goodwill.    We test goodwill for impairment once annually, or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

As stated above, we currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume that the minimum fair value of our single reporting unit is our market capitalization, which is the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock.

Goodwill totaled $14.8 million and $14.4 million at December 31, 2006 and December 31, 2005, respectively. This increase was due to the goodwill attributable to the purchase of RiverOne. We performed an impairment test on goodwill at December 31, 2006 and December 31, 2005, and determined there was no evidence of impairment.

Capitalized Research and Development Costs.    Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for general release to customers. To date, the establishment of technological feasibility of our products has coincided with the general release of such software. As a result, we have not capitalized any such costs other than those recorded in connection with our acquisitions.

Revenue Recognition.    We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.”

Software Solutions Revenue.    Recognition of software solutions revenue occurs under SOP 81-1 and under SOP 97-2, as amended.

Software solutions revenue recognized under SOP 81-1 includes both fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services). Essential services involve customizing or enhancing the software so that the software performs in accordance with specific customer requirements. Arrangements accounted for under SOP 81-1 follow either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. We do not capitalize costs associated with services performed where milestones have not been attained. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer. Similar to the treatment of milestones, we do not capitalize or defer costs associated with services performed on contracts recognized under the completed contract method that have not been completed.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue for software solution arrangements that include one or more additional elements (i.e., services and maintenance) to be delivered at a future date is generally recognized using the residual method as set forth in SOP 98-9. Under the residual method, the fair value of the undelivered element(s) is deferred, and the remaining portion of the arrangement fee is recognized as license revenue. If fair values have not been established for the undelivered element(s), all revenue associated with the arrangement is deferred until the earlier of the point at which all element(s) have been delivered or the fair value of the undelivered elements has been determined. Fair value for an individual element within an arrangement may be established when that element, when contracted for separately, is priced in a consistent manner. Fair value for our maintenance and consulting services has been established based on our maintenance renewal rates and consulting billing rates, respectively. Arrangements that include a right to unspecified future products are accounted for as subscriptions and recognized ratably over the term of the arrangement. Software solution license fees from reseller arrangements are generally based on the sublicenses granted by the reseller and recognized when the license is sold to the end customer.

Services Revenue. Services revenue is primarily derived from fees for implementation, integration, consulting and training services as well as fees received to customize or enhance a previously purchased licensed product that result from arrangements negotiated and executed subsequent to the license arrangement. Also included is reimbursable expense revenue representing travel expenses incurred by our consultants and billed to our customers for reimbursement pursuant to a signed agreement. Services revenue is generally recognized when services are performed. Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material. In order to recognize service revenue, the following criteria must be met:

•	Signed agreement: The agreement must be signed by the customer.

•	Fee is determinable: The signed agreement must specify the fees to be received for the services.

•	Delivery has occurred: Delivery is substantiated by time cards and, where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement of work have been met.

•

Collectibility is probable:    We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Maintenance Revenue.    Maintenance revenue consists of fees generated by providing software maintenance, upgrades and support to customers, such as telephone support, new releases of software and updated user documentation. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Contract Revenue.    Contract revenue consists of fees generated from license, services and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2001 and 2000 and the first three quarters of 2002. As of December 31, 2006, $3.2 million of contract revenue remained on our balance sheet as deferred revenue.

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped. Commissions payable to affiliates in connection with sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totaled $2.1 million as of December 31, 2006 and 2005, while accrued affiliate commissions payable totaled $1.1 million and $0.4 million as of December 31, 2006 and 2005, respectively.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent Transactions.    We occasionally enter into transactions which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by EITF 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is recorded based on the net book value of the asset relinquished.

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

Loss Contingencies.    There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. Accruals for loss contingencies are included in accrued liabilities on our consolidated balance sheet. As required by SFAS No. 5, Accounting for Contingencies, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Net Income (Loss) Per Common Share.    We calculate net income (loss) per share in accordance with SFAS No. 128, Earnings per Share, and EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share. EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. We have determined that our redeemable preferred stock represents a participating security because it has voting rights and, therefore, we have calculated basic net income (loss) per share consistent with the provisions of EITF 03-6 for all periods presented. Diluted net income (loss) per common share includes (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the period and (iii) shares issuable under the conversion feature of our convertible notes and preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2006, 2005 and 2004 is provided in Note 9 — Stockholders’ Deficit and Income (Loss) Per Common Share.

Stock-Based Compensation Plans.    Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation.” See Note 10, Stock Based Compensation Plans for further discussion.

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive income. The functional currency of one significant foreign subsidiary is the US dollar; therefore, there is no translation adjustment required for this subsidiary. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in foreign currency hedge and transaction losses, net in our consolidated statements of operations.

Fair Values of Financial Instruments.    Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except investment securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity. At December 31, 2006, the fair value of our outstanding 5% convertible notes approximates their carrying value.

Comprehensive Income.    Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FIN No. 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement. FIN 48’s use of the term “more likely than not” in Steps 1 and 2 is consistent with how the term is used in FAS 109 (i.e., the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, and is effective for

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after December 15, 2006. We will adopt FIN 48 effective January 1, 2007, as required. Upon adoption, the cumulative effect of this change in accounting principle will be accounted for as an adjustment to our accumulated deficit. We continue to evaluate the potential impact of this standard on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of this guidance was not material to our financial position or results of operations.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 was effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits an entity to choose to measure certain financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the potential impact of this standard.

2.    Other Non-Current Assets

Other non-current assets includes unamortized debt issuance costs, long-term lease deposits, software, information databases and installed customer base/relationships acquired from third parties or in business combinations. Unamortized debt issuance costs of $4.2 million, as of December 31, 2006, are being amortized to interest expense over the life of the debt at a rate of approximately $1.1 million per year. This unamortized debt issuance cost will be fully amortized in approximately 4 years. Other non-current assets include intangible assets that are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Details of other non-current assets at December 31, 2006 and December 31, 2005 are below:

	December 31,
	2006	2005
Unamortized debt issuance costs	$4,203	$4,906
Lease deposits	3,119	—
Capitalized product development and technology	250	—
Other	33	—

	$7,605	$4,906

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in our consolidated balance sheets. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of December 31, 2006 and 2005 were as follows:

	2006	2005
Short-term time deposits	$4,048	$7,244
Commercial paper	86,376	28,094

	$90,424	$35,338

In addition to our investment securities, the company holds minority equity investments in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. At December 31, 2006, the remaining carrying amount of our investments was zero.

4.    Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable at December 31, 2006 and 2005 include billed receivables of approximately $24.1 million and approximately $23.0 million, respectively and unbilled receivables of approximately $1.8 million and approximately $2.9 million, respectively. Unbilled receivables relate to revenues that have been recognized, but not invoiced. Such receivables are generally invoiced in the month following recognition as revenue.

Activity in the allowance for doubtful accounts was as follows:

	2006	2005	2004
Balance at beginning of period	$901	$985	$3,098
Credit for bad debts charged to costs and expenses	(479)	(45)	(1,623)
Write-offs, net of recoveries and other adjustments	(229)	(39)	(490)

Balance at end of period	$193	$901	$985

5.    Premises and Equipment and Lease Commitments

Premises and equipment as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Computer equipment and software	$39,714	$38,362
Furniture and fixtures	23,015	23,508
Leasehold improvements	19,589	19,976

	82,318	81,846
Less: Accumulated depreciation	(71,627)	(67,790)

	$10,691	$14,056

Depreciation of premises and equipment totaled $5.9 million in 2006, $6.3 million in 2005 and $11.4 million in 2004. Depreciation is calculated using the straight-line method. We disposed of net premises and equipment totaling $0.2 million in 2006, $1.1 million in 2005 and $1.4 million in 2004.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $10.2 million in 2006, $11.8 million in 2005 and $12.9 million in 2004.

Future minimum lease payments under all non-cancellable operating leases, excluding estimated sublease income of $2.4 million, as of December 31, 2006 are as follows:

2007	14,042
2008	10,945
2009	8,885
2010	3,803
2011	588
Thereafter	507

Total	$38,770

6.    Borrowings and Debt Issuance Costs

5% Senior Convertible Notes

In November and December 2005 we issued $78.8 million and in January 2006 we issued $7.5 million of 5% senior convertible notes with a maturity date of November 15, 2015. In connection therewith, in November 2005, we issued 484,889 detachable warrants for common stock with an exercise price of $15.4675 per share, subject to adjustment, and a 10-year life to the purchasers of the notes, on a pro-rata basis in accordance with their investment in the notes. The notes are effectively junior to any of our secured obligations to the extent of the value of the assets securing such obligations. There are no subsidiary company guarantees related to the 5% senior convertible notes.

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

Holders of the notes may convert their notes at any time on or after May 15, 2010. In addition, holders of the notes may convert the notes at any time prior to May 15, 2010 upon the occurrence of any of the following events:

•	if the notes have been called for redemption;

•	upon certain dividends or distributions to all holders of our common stock;

•

upon the occurrence of specified corporate transactions constituting a “fundamental change” (the occurrence of a “change in control” or a “termination of trading,” each as defined in the indenture governing the notes);

•

if the average of the trading prices for the notes during any five consecutive trading-day period is less than 98% of the average of the conversion values for the notes (the product of the last reported sale price of our common stock and the conversion rate) during that period; or

•

at any time after May 15, 2008 if the closing sale price of our common stock is equal to or greater than $23.21 for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The notes contain provisions that allow the holders, upon a change in control or a termination of trading of our common stock, to require us to repurchase for cash any or all of the notes at 100% of the principal amount plus accrued and unpaid interest. If the change in control or termination of trading occurs prior to November 15, 2010, a holder who elects to convert will be entitled to receive a make-whole premium, equal to the approximate lost option time value.

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

The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. Such covenant specifies that we shall not, nor shall we permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under the senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and $50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture).

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

We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ deficit portion of our Consolidated Balance Sheet, valued using a Black Scholes model. In the

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black Scholes valuation we used a then current stock price of $13.36, a strike price of $15.4675, an estimated life of 2 years, a risk free rate of 4.35% and a volatility rate of 94.7919%. The effect of recording the warrants as equity is that the debt is recorded at a discount to its liquidation value and this discount of $3.1 million is being accreted through earnings over five years. We determined a five year life to be appropriate due to the conversion features in the debt and the probability that the debt would be converted prior to the ultimate maturity.

5.25% Convertible Subordinated Notes

On August 18, 2004, we repurchased $40.0 million of our 5.25% convertible subordinated notes due on December 15, 2006. We recognized a net $2.2 million gain for the early retirement of this debt due to a 6.5% purchase discount. In September and October of 2005, we repurchased $51.0 million of this debt. The repurchase, of the $51.0 million, together with the retirement of an additional $235.0 million of the notes on December 28, 2005, resulted in a loss on debt extinguishment of $3.0 million due to a 75 basis point call premium on the $235.0 million and the write off of $1.2 million of unamortized debt issuance costs. The $235.0 million was retired with proceeds from the sale of our 5% notes, the sale of Trade Services Corporation (TSC) and the sale of our content and data services business as well as with existing cash balances. These gains and losses are reported in non-operating income (expense), on the consolidated statements of operations and comprehensive income. After these retirements, $25.0 million of the 5.25% convertible subordinated notes remained outstanding at December 31, 2005, and were classified as a current liability at that date. During 2006, we retired the remaining 5.25% convertible subordinated notes. We repurchased $1.1 million and $2.0 million at approximately par during March 2006 and May 2006, respectively. On December 15, 2006, we repaid the remaining $21.9 million of the convertible subordinated notes at maturity.

Note Payable

On December 6, 2005, we retired a $6.8 million non-negotiable promissory note due and payable on December 15, 2006.

Other

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year on the face amount of any outstanding letters of credit and 0.15% per year on the average daily unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of December 31, 2006, $2.9 million in letters of credit were outstanding under this line and $4.0 million in restricted cash was pledged as collateral.

7.    Commitments and Contingencies

Governmental Investigations and Actions

On June 9, 2004, the company settled an SEC enforcement proceeding brought against the company in connection with matters relating to the 2003 restatement of our consolidated financial statements. Without admitting or denying the SEC’s substantive findings against it, the company consented to a cease-and-desist order requiring future compliance with specific provisions of the federal securities laws and paid a $10.0 million civil penalty. The settlement of the SEC enforcement proceedings covered the company only. On July 15, 2005, the SEC filed a civil action against three former officers of the company relating to events that occurred prior to the restatement of the company’s financial statements in 2003. The civil charges against each of such former officers were settled on various dates in 2006 and early 2007. The most recent of such settlements, involving the civil charges against Gregory A. Brady, occurred on February 15, 2007.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Agreements

We have indemnification agreements with certain of our officers, directors and employees that may require us, among other things, to indemnify such officers, directors and employees against certain liabilities that may arise by reason of their status or service as directors, officers or employees and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We have also entered into agreements regarding the advancement of costs with certain other officers and employees.

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $14.0 million, $4.9 million and $4.5 million of expense for legal fees and expenses for current and former employees during 2006, 2005 and 2004, respectively.

In an effort to reduce our future obligations in respect of such legal fees and expenses, on December 15, 2006 the company entered into a Settlement Agreement With Mutual Releases with Mr. Brady (the “Settlement Agreement”). The Settlement Agreement provided for (i) certain payments by the company to finally settle various issues of advancement and indemnification under existing agreements by the company to provide Mr. Brady with indemnification as well as an existing court order, and (ii) mutual general releases by Mr. Brady and the company, each in favor of the other. Pursuant to the terms of the Settlement Agreement, in January 2007 the company paid an aggregate of $2.5 million in full settlement and compromise of all claims of Mr. Brady under the existing indemnification agreements and the court order. We had accrued the $2.5 million as of December 31, 2006. Under the terms of the Settlement Agreement, the company shall have no further obligation to advance costs, fees or expenses to Mr. Brady or to indemnify Mr. Brady in connection with any present, threatened or future litigation by virtue of the fact that Mr. Brady was a director, officer, employee or agent of the company or was serving at any time at the request of the company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

We may continue to advance fees and expenses incurred by certain other current and former directors, officers and employees in the future. The maximum potential amount of future payments we could be required to make under these indemnification and cost-advancement agreements is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity.

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

If we believe a liability associated with any of the aforementioned indemnification obligations becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Service Audit

In 2004, we filed a protest in response to an Internal Revenue Service examination report regarding matters relating to the timing of our remittance of withholding taxes associated with the exercise of certain stock options by employees in the 2000 tax year. Ultimately, our protest regarding the IRS’s position on the matter was reviewed by the IRS Appeals Division. On December 14, 2006, the IRS notified us that no deficiency or over-assessment exists and that no further action is required of i2.

India Tax Assessments

We are under tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies and our qualification for a tax holiday. We have been assessed approximately $3.3 million, $1.1 million, and $2.0 million for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004, respectively. We have paid approximately $3.1 million of the assessments related to the Indian statutory fiscal year ended March 31, 2002.

We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit and that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of the assessments discussed above and expect the ultimate resolution will not exceed the tax contingency reserves we have established for these matters.

We have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India. This assistance does not guarantee favorable resolution of these assessments but provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries. By invoking the mutual agreement procedure and pursuant to our requests for a Stay of Demand for Payment, we are required to issue a bank guarantee in favor of the Indian government in an amount equal to the assessed tax and interest. We have issued such bank guarantee regarding the assessment related to the Indian statutory fiscal year ended March 31, 2003. A similar bank guarantee for the Indian statutory fiscal year ended March 31, 2004 is likely to be issued in the future.

Japan Tax Examination

In January 2006, the tax examination by the National Tax Agency in Japan regarding withholding taxes on intercompany payments made by our subsidiary in Japan was closed and no assessment was made.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Stock Transactions

On June 28, 2005 we entered into a Common Stock Purchase Agreement with R² Investments, LDC, an affiliate of Q Investments. Pursuant to the terms and conditions of the Purchase Agreement, R² purchased 1,923,077 shares of i2’s common stock, par value $0.00025 per share, at $7.80 per share, the closing price on June 23, 2005 when the transaction was approved by i2’s Board of Directors. The sale resulted in proceeds of $14.9 million after issuance costs of approximately $0.1 million.

On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R² Investments, LDC, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. If we were entitled to effect a conversion we would issue approximately 4.5 million shares in 2006 and 2005, with a value of approximately $103.8 million at December 31, 2006 and $63.4 million at December 31, 2005. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change in control, unless otherwise agreed to by holders of a majority of outstanding Series B shares, we will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2006 and December 31, 2005 would be approximately $115.8 million and $114.4 million, respectively. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2006 and December 31, 2005 would be $109.5 million and $108.2 million, respectively. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2006, 2005 and 2004 and we recorded issuance cost accretion of approximately $0.4 million, $0.5 million and $0.3 million, respectively, and issued 1,289 shares or $1.3 million, 2,551 shares or $ 2.6 million and 1,448 or $1.4 million, respectively, of our Series B preferred stock as payment of our dividend to R² Investments, LDC. In 2006 we also paid a cash dividend of $1.3 million on our Series B preferred stock. Subsequent to this transaction, R2 Investments, LDC became a related party.

9.    Stockholders’ Deficit and Income (Loss) Per Common Share

Reverse Stock Split.    All references to common stock and per share amounts for periods prior to February 17, 2005 have been retroactively restated to reflect the 1-for-25 reverse stock split of our common stock we implemented on February 16, 2005.

Stock Rights Plan.    On January 17, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock. After adjusting for the 1-for-25 reverse stock split we implemented on February 16, 2005, each share of common stock has attached to it one right to purchase 25 units of one one-thousandth of a share of Series A junior participating preferred stock at a price of $75.00 per unit. The rights, which expire on January 17, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock.

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

We may redeem the rights in whole, but not in part, at a price of $0.25 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2006 and December 31, 2005, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

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

Net Income (Loss) Per Common Share.    Basic net income (loss) per common share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income when the effect is dilutive. Accordingly, for the year ended December 31, 2006 and December 31, 2005, the effect of the convertible preferred stock is included in the calculation of basic net income per share. The convertible preferred stock was not dilutive for the year ended December 31, 2004.

Diluted income (loss) per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, the effect of our convertible debt is included in the calculation of diluted earnings per share. The effect of our convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB No. 128 — Earnings per Share; therefore, it is similarly included in diluted income (loss) per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share under the two-class method and diluted earnings (loss) per share and the number of anti-dilutive shares excluded from such computations for 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
Common and common equivalent shares outstanding using two-class method — basic:
Weighted average common shares outstanding	20,808	19,675	18,004
Participating convertible preferred stock	4,520	4,409	—

Total common and common equivalent shares outstanding using two-class method — basic	25,328	24,084	18,004
Effect of dilutive securities:
Outstanding stock option and share right awards	527	281	—
Warrants	27	104	—

Weighted average common and common equivalent shares outstanding — diluted	25,883	24,469	18,004

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,145	3,653	4,300
Convertible debt	1,820	5,333	368
Convertible preferred stock	—	—	2,519

Total anti-dilutive shares excluded from calculation	2,965	8,986	7,187

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Stock-Based Compensation Plans.

Employee Stock Purchase Plans.    We maintain stock purchase plans for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plans are designed to allow eligible employees to purchase shares of our common stock through periodic payroll deductions. Payroll deductions may not exceed 15% of a participant’s base salary, and employees may purchase a maximum of 320 shares per purchase period under the purchase plans. The purchase price per share is 85% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation may be terminated at any time by a participating employee and automatically ends upon termination of employment. Unless extended or terminated earlier, the plan will terminate on the last business day in April 2007.

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

The Automatic Option Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted nonqualified options to purchase 6,000 shares of our common stock at the fair market value on the date of grant. On the date of each Annual Meeting of Stockholders, each non-employee member of the Board of Directors will automatically be granted additional options to purchase 4,250 shares of our common stock, subject to certain conditions. Options granted to eligible non-employee Board members under the Automatic Option Grant Program vest in three equal annual installments, with the first such installment vesting one year from the option grant date. On January 16, 2007, the Board of Directors approved an amendment to the Automatic Option Grant Program of the i2 Technologies 1995 Stock Option/Stock Issuance Plan, subject to stockholder approval, to revise the automatic option grant program. See Note 17 — Subsequent Events.

The 1995 Plan has an automatic share increase feature whereby the number of shares of our common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of our common stock outstanding

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of our common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1,600,000 shares of our common stock or such lesser number of shares of our common stock as determined by our Board of Directors in its discretion. Based upon the number of shares reserved for issuance under the plan at December 31, 2005, we limited the number of additional shares reserved in January 2006 to 10,000. Through December 31, 2006, we have reserved a total of 11,824,212 shares of our common stock for issuance under the plan. The number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire is limited to 1,000,000. Unless extended or terminated earlier, the plan will terminate on October 14, 2014.

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

Assumed Stock Option Plans.    We have assumed the stock option plans of various companies we have acquired. While our stockholders approved some of the acquisitions, our stockholders have not specifically approved any of the assumed stock option plans. A total of approximately 1,500,000 shares of our common stock have been reserved for issuance under the assumed plans.

Modification of Stock Options Granted to CEO.    On December 21, 2006, we entered into an amendment to the employment agreement with our CEO to modify the period during which the CEO’s vested equity instruments are exercisable following a termination of the CEO’s employment resulting from death or disability, a voluntary termination or a termination without cause. Following any such termination, such equity instruments shall be exercisable until the later of: (a) the 15th day of the third month following the 90th day after the later of the date of such termination event or the date that the CEO has a termination of service, for any or no reason, as Chairman of the Board of Directors of the Company (subject to the CEO having been previously elected as Chairman), or (b) December 31 of the calendar year in which occurs the 90th day after the later of the date of such termination event or the date that the CEO has a termination of service, for any or no reason, as Chairman of the Board of Directors of the Company (subject to the CEO having been previously elected as Chairman).

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notwithstanding the foregoing, any equity instrument shall be cancelled and no longer exercisable upon the expiration of the stated term of such equity instrument. In connection with the amended employment agreement we recorded non-cash stock option expense of $1.3 million in December 2006 and expect to record an additional $0.5 million during the first half of 2007.

Exchange of Stock Options for Restricted Stock Units.    In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees had the opportunity to exchange certain stock options for restricted stock units. We offered to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units issued in exchange for a properly tendered eligible option was based on exchange ratios that depended on the exercise price of the tendered option. The exchange ratios represented the number of option shares to be exchanged for one restricted stock unit and ranged from 5-for-1 to 72-for-1. The exchange offer expired on May 31, 2006; 797 employees were eligible to participate and 549 employees participated, 1,033,498 options were tendered and cancelled, and 133,033 restricted stock units were issued under such exchange offer. Through the twelve months ended December 31, 2006, we recorded $1.9 million of expense related to the amortization of the grant date fair value of options subject to exchange and the restricted stock units issued. An additional approximately $0.9 million of expense associated with the restricted stock units will be recognized over the remainder of the two-year vesting period of those awards.

Adoption of SFAS No. 123(R).    Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation”, using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under stock incentive plans are recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

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

We have elected to apply the simplified method to determine the hypothetical additional paid-in capital (APIC) pool provided by FSP FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. There was no effect on our financial statements from making this election. Since we have significant tax net operating loss carryforwards, any excess tax benefit will not be realized until the period in with the losses have been fully utilized and the benefit reduces income taxes payable. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to income tax expense. During 2006, the shortfalls had no net impact on income tax expense because of our valuation allowance. We intend to settle our stock-based awards with new shares.

We recorded approximately $16.3 million of total stock based compensation expense for the twelve-month period ended December 31, 2006, as required by the provisions of SFAS No. 123(R). Included in the stock compensation expense was $0.9 million in restricted stock expense for the twelve months ended December 31, 2006. Due to our net operating losses, there was no tax expense or benefit recorded in connection with our stock- based compensation expense. The stock-based compensation expense is calculated on a straight-line basis over

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the vesting periods of the related options. This charge had no impact on our reported cash flow. The allocation of the stock-based compensation expense for the twelve months ended December 31, 2006 is as follows:

Year Ended December 31, 2006
Cost of services and maintenance	$2,800
Sales and marketing	3,644
Research and development	3,743
General and administrative	6,106

Total	$16,293

Under the modified prospective method of SFAS No. 123(R), we are not required to restate prior financial statements to reflect expensing of share-based compensation. As required by SFAS No. 123(R), we have presented pro forma disclosures of our net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004 assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below:

	2005	2004
Net income (loss) applicable to common stockholders	$84,309	$(3,072)
Add: Total stock-based employee compensation expense included in reported net income (loss)	997	1,299
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(30,401)	(47,113)

Pro forma net income (loss)	$54,905	$(48,886)

Net income (loss) per common share — Basic
As reported	$3.50	$(0.17)
Pro forma	$2.17	$(2.72)

Net income (loss) per common share — Diluted
As reported	$3.45	$(0.17)
Pro forma	$2.12	$(2.72)

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Year Ended December 31,			ESPP Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Expected term (years)	4	4	4	0.5	0.5	0.5
Volatility factor	0.90	1.04	1.16	0.64	1.13	0.78
Risk-free interest rate	4.82%	4.00%	3.10%	4.76%	4.20%	3.30%
Dividend yield	0%	0%	0	0%	0%	0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans during the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share amounts and contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2003	4,406	$140.47
Granted
Grant price = fair market value	830	22.39
Grant price > fair market value	11	78.49
Grant price < fair market value	1	22.50
Exercised	(21)	19.69
Forfeited	(620)	59.04
Expired	(458)	196.84

Outstanding balance, December 31, 2004	4,149	$123.19	3.50	$183

Granted
Grant price = fair market value	2,570	10.75
Grant price > fair market value	14	47.12
Exercised	(5)	14.39
Forfeited	(856)	29.95
Expired	(677)	148.54

Outstanding balance, December 31, 2005	5,195	$79.67	5.85	$8,745

Granted
Grant price = fair market value	944	14.29
Grant price > fair market value	7	16.13
Exercised	(124)	8.62
Converted (1)	(1,033)	162.43
Forfeited	(407)	12.39
Expired	(1,000)	173.88

Outstanding balance, December 31, 2006	3,582	$22.24	7.80	$30,775

Options exercisable at December 31, 2006	1,737	$31.36	6.87	$13,694

Weighted average fair value of options granted during 2006	$9.73

(1)	Issued/converted pursuant to the tender offer described above.

Of the options outstanding at December 31, 2006, and in the absence of acceleration of vesting or cancellations, approximately 863,533 options will vest in 2007, 539,385 in 2008, 360,333 in 2009 and 72,995 in 2010.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in our restricted stock plan as of the three years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share amounts and contractual life:

	Number of Share Awards	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding balance, December 31, 2003	98	$—
Granted
Grant price < fair market value	112	—
Exercised	(78)	—
Forfeited	(28)	—

Outstanding balance, December 31, 2004	104	$—	1.09	$1,792

Granted
Grant price < fair market value	130	—
Exercised	(77)	—
Forfeited	(89)	—

Outstanding balance, December 31, 2005	68	$—	1.56	$953

Granted
Grant price < fair market value	408	—
Exercised	(40)	—
Forfeited	(28)	—

Outstanding balance, December 31, 2006	408	$—	1.57	$9,299

Share awards exercisable at December 31, 2006	—

Weighted average fair value of share awards granted during 2006	$14.56

In connection with stock option and restricted stock awards, we recognized compensation expense of $16.3 million, $1.0 million and $1.4 million for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively. Total compensation cost related to nonvested awards not yet recognized was $19.4 million at December 31, 2006. The expense is expected to be recognized over a weighted-average period of 1.3 years on a straight-line basis. The weighted-average grant-date fair value of options granted during the twelve-month periods ended December 31, 2006, December 31, 2005 and December 31, 2004 was $11.18, $7.96 and $17.20, respectively. The total fair value of options vested during the twelve-month periods ended December 31, 2006, December 31, 2005 and December 31, 2004 was $9.7 million, $28.7 million and $64.4 million, respectively. The aggregate intrinsic value of options exercised was $1.8 million during the twelve-month periods ended December 31, 2006 and December 31, 2005 and $1.7 million for the twelve month period ended December 31, 2004. The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock exceeds the exercise price of the option. When we issue shares upon stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option awards as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2005	2,303	$9.30
Granted
Grant price = fair market value	944	9.74
Grant price > fair market value	7	8.20
Forfeited	(407)	9.00
Vested	(974)	9.24

Outstanding unvested balance, December 31, 2006	1,873	$9.61

A summary of nonvested share awards as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Outstanding unvested balance, December 31, 2005	68	$18.64
Granted
Grant price < fair market value	408	14.56
Vested	(40)	17.59
Forfeited	(28)	14.29

Outstanding unvested balance, December 31, 2006	408	$14.96

The following table summarizes information about our stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$ 7.25 — $ 12.50	1,053	$7.91	8.10	628,413	$8.08
$ 12.51 — $ 25.00	2,251	16.28	8.31	832,715	17.75
$ 25.01 — $ 62.50	137	46.82	3.22	135,021	47.03
$ 62.51 — $ 93.75	17	86.03	0.95	16,798	86.03
$ 93.76 — $ 137.50	53	107.43	1.83	52,964	107.43
$137.51 — $2,301.00	71	297.46	1.74	71,025	297.46

Total	3,582	$22.24		1,736,936	$31.36

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior Restructuring Plans.    As of December 31, 2006, $0.1 million related to office closure and consolidation, net of estimated sublease income, remains in our restructuring accrual related to prior restructuring plans.

Consolidated Restructuring Accrual

The following table summarizes the 2006 and 2005 restructuring related payments and accruals, as well as the components of the remaining restructuring accruals, net of estimated sublease income of $0.5 million and $1.1 million, included in accrued liabilities at December 31, 2006 and December 31, 2005, respectively.

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2004	283	3,299	3,582

2005 restructuring plan expense	10,400	2,133	12,533
Non-cash write off of fixed assets	—	(162)	(162)
Adjustments to prior restructuring plans	595	(1,566)	(971)
Cash payments	(11,044)	(2,361)	(13,405)

Remaining accrual balance at December 31, 2005	234	1,343	1,577

Adjustments to prior restructuring plans	(36)	(367)	(403)
Cash payments	(6)	(853)	(859)

Remaining accrual balance at December 31, 2006	$192	$123	$315

12.    Foreign Currency Risk Management

Because we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a foreign currency-hedging program utilizing foreign currency forward contracts to hedge selected non-functional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating expense, net in our Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2006, we recognized net gains of $0.1 million on foreign currency forward contracts and net losses of $0.3 million on foreign currency transactions. During 2005, we recognized net gains of $1.3 million on foreign currency forward contracts and net losses of $5.5 million on foreign currency transactions. During 2004, we recognized net losses of $3.8 million on foreign currency forward contracts and net gains of $0.6 million on foreign currency transactions.

Details of our foreign currency forward contracts as of December 31, 2006 and 2005 are presented in the following table (in thousands). All of these contracts originated, without premiums, on December 31, 2006 and 2005 based on market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2006 and 2005 and no amounts related to these forward contracts were recorded in our financial statements.

		2006		2005
		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
British Pounds	GBP	7,195	$14,089	6,816	$11,780
Canadian Dollars	CAD	11,810	10,180	9,966	8,598
Danish Kroner	DKK	3,990	710	—	—
Indian Rupees	INR	730,325	16,480	496,752	11,012
Japanese Yen	JPY	229,730	1,938	—	—
Singapore Dollars	SGD	822	536	—	—
South Korean Won	KRW	174,574	188	—	—
Taiwanese Dollars	TWD	16,701	516	—	—
Forward contracts to sell:
Australian Dollars	AUD	157	123	—	—
European Euros	EUR	—	—	8,101	9,639
Japanese Yen	JPY	—	—	189,556	1,608
South African Rand	ZAR	1,136	160	2,980	466

Our foreign currency forward contracts include credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

13.    Income Taxes

The components of income (loss) before income taxes from domestic and foreign operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Domestic	$19,426	$35,466	$(11,821)
Foreign	8,611	12,643	6,350

Total	$28,037	$48,109	$(5,471)

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision (benefit) for income taxes consists of the following:

	2006	2005	2004
Current:
State	$—	$—	$(300)
Foreign	5,557	6,518	5,283

Deferred:
Foreign	(1,736)	(1,854)	(5,657)

Total	$3,821	$4,664	$(674)

Our provision (benefit) for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% for 2006 and 2005, and 34% for 2004 to income (loss) from continuing operations before income taxes as follows:

	2006	2005	2004
Expense (benefit) computed at statutory rate	$9,812	$16,838	$(1,860)
State taxes, net of federal tax benefit	—	—	(300)
Stock based compensation	2,372	—	—
Foreign operations	1,558	240	(2,533)
Increase/(decrease) in valuation allowance	(13,182)	(12,332)	4,320
Dividend received from foreign subsidiary	3,094	—	—
Other	167	(82)	(301)

Provision (benefit) for income taxes	$3,821	$4,664	$(674)

Components of deferred tax assets and liabilities at December 31, 2006 and 2005 are comprised of the following:

Deferred revenue	$13,547	$21,453
Accrued liabilities	12,807	15,087
Research and development tax credits	14,747	15,148
Loss carry-forwards	681,897	662,802
Acquired intangibles	53,020	59,578
Capitalized expenses	63,520	68,885
Other	9,770	11,791

Total deferred tax assets	849,308	854,744
Deferred tax liabilities:
Other	—	—

Total deferred tax liability	—	—
Valuation allowance for net deferred tax assets	(840,076)	(847,269)

Net deferred tax assets/(liabilities)	$9,232	$7,475

We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the U.S. Aggregate unremitted earnings of foreign subsidiaries that are considered permanently reinvested and for which U.S. income taxes have not been provided totaled $49.6 million and $45.2 million as of December 31, 2006 and 2005, respectively.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, we had approximately $1.77 billion and $1.78 billion, respectively, of U.S. federal net operating loss carryforwards for domestic federal tax purposes. These loss carryforwards are subject to certain annual limitations and are scheduled to expire as follows:

2007	$1,612
2008-2010	7,645
2011-2015	6,072
2016-2020	947,569
Thereafter	802,623

Total	$1,765,521

At December 31, 2006, our U.S. federal net operating loss carryforwards for tax purposes was approximately $640,000 greater than our net operating loss carryforwards for financial reporting purposes due to our inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable.

At December 31, 2006 and December 31, 2005, we had approximately $10.2 million and $11.8 million, respectively, of U.S. federal research and development tax credit carryforwards. These tax credits expire in the years 2007 through 2026.

At December 31, 2006 and December 31, 2005, we had approximately $101.7 million and $85.8 million, respectively, of U.S. federal capital loss carryforwards. These loss carryforwards expire in the years 2007 through 2010.

We had $5.4 million and $6.6 million of foreign net operating loss carryforwards at December 31, 2006 and 2005, respectively. Foreign net operating loss carryforwards at December 31, 2006 totaling $4.2 million expire in the years 2009 through 2010, and $1.2 million expire in the years 2008 through 2010. At December 31, 2006 and 2005, we had $3.6 million and $3.3 million, respectively, of foreign research and development tax credit carryforwards. The foreign research and development tax credit carryforwards have no expiration.

As of December 31, 2006, we maintain a full valuation allowance against our U.S. net deferred tax assets and approximately $1.1 million valuation allowance against foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances taking into account various factors, including our financial performance. Despite the valuation allowance, the future tax-deductible benefits and tax credits related to these deferred tax assets remain available to offset future taxable income or reduce income taxes payable over the remaining useful lives of the underlying deferred tax assets.

At December 31, 2006, we have recorded approximately $7.4 million in tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	2006	2005	2004
United States	$159,420	$178,633	$217,774
Non-U.S. Americas	11,045	10,489	8,827
Europe, Middle East, Africa	52,014	85,558	72,737
Greater Asia Pacific	57,198	62,187	63,189

Total Revenue	$279,677	$336,867	$362,528

Revenues from international operations totaled $120.3 million, $158.2 million and $144.8 million in 2006, 2005 and 2004, respectively. No individual customer accounted for more than 10% of our total revenues during 2006, 2005 or 2004.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	2006	2005
United States	$30,224	$30,438
Europe, Middle East, Africa	210	468
Greater Asia Pacific	2,622	2,496

Total Long Lived Assets	$33,056	$33,402

15.    Discontinued Operations

On July 1, 2005, we completed the sale of Trade Service Corporation (TSC), which had been operated as a part of our content and data services business, for approximately $3.0 million. This transaction led to a gain on sale, net of write-offs of associated assets and liabilities, of approximately $2.2 million. The sale was to a group of investors led by TSC’s then-current management team.

On December 1, 2005 and December 16, 2005, respectively, the company and i2 Technologies Software Private Limited, an India corporation and a subsidiary of the company, sold to IHS Parts Management, Inc. (IHS) certain assets associated with our subsidiary’s content and data services business (CDS). In addition, we agreed to license certain software and patents associated with the CDS business to IHS. IHS paid us approximately $30 million in cash and assumed certain liabilities associated with the CDS business. As part of the transaction, IHS agreed to sublease certain office space located in India from our subsidiary. In addition, we agreed to perform certain transition and hosting services for IHS to assist in the transition of CDS to IHS.

The historical operating results of TSC and CDS, including the gain on the sale of TSC, have been reported as discontinued operations in our financial statements. Income from discontinued operations was $43.9 million in 2005 and $3.4 million in 2004

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:

	2005	2004
Operating revenue	$17,467	$26,807
Operating expenses	7,856	23,336

Operating income	9,611	3,471
Non-operating expenses, net	(2,198)	(26)
Gain on sale	36,471	—

Net income, net of taxes	$43,884	$3,445

16.    Related Party Transactions

In June 1998, Michael E. McGrath, our current Chief Executive Officer, President and Director, founded Integrated Development Enterprise, Inc. or IDe, a private company based in Concord, Massachusetts providing integrated software solutions for development chain management. He has served as Chairman of IDe since October 1998. Prior to our hiring of Mr. McGrath as our Chief Executive Officer and President on February 27, 2005, Mr. McGrath had been bound by the terms of an agreement with IDe pursuant to which he was committed to provide approximately 52 days of service per year to IDe, through January 31, 2007. As consideration for the release of Mr. McGrath from that commitment, we entered into a preferred stock purchase agreement with IDe, dated as of February 28, 2005, pursuant to which we purchased $1.0 million of convertible preferred stock of IDe. Q Funding III, L.P., an affiliate of Q Investments and R2 Investments, LDC, the holder of all of our outstanding shares of Series B preferred stock, also committed to purchase up to $1.0 million of IDe convertible preferred stock, on identical terms, pursuant to the terms of the same preferred stock purchase agreement. During 2005, both we and Q Funding purchased the preferred stock that each of us committed to acquire. Mr. McGrath was released from his service obligation to IDe upon execution and delivery of the preferred stock purchase agreement. Mr. McGrath will continue as chairman of IDe. Mr. McGrath and members of his family hold less than 10% of the common stock of IDe on a fully diluted basis. At December 31, 2005, we evaluated the fair market value of the investment in IDe and determined the investment was impaired and the impairment was other-than temporary. Accordingly we recorded an impairment charge to reduce the carrying value of the investment to zero. The impairment charge is reflected in other expense, net in the consolidated statement of operations.

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

On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R² Investments, LDC, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the Preferred Stock Purchase Agreement, R² Investments, LDC has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15 per share, is subject to certain adjustments, including but not limited to adjustments for certain issuances of our equity securities at a price per share that is less than the conversion price then in effect during the two year period ending June 3, 2006. If we were entitled to effect a conversion we would issue approximately 4.5 million shares in 2006 and 2005, with a value of approximately $103.8 million at December 31, 2006 and $63.4 million at December 31, 2005 Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change in control, unless otherwise agreed to by holders of a majority of outstanding Series B shares, we will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2006 and December 31, 2005 would be approximately $115.8 million and $114.4 million, respectively. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2006 and December 31, 2005 would be $109.5 million and $108.2 million, respectively. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2006, 2005 and we recorded issuance cost accretion of approximately $0.4 million, $0.5 million and $0.3 million, respectively, and issued 1,289 shares or $1.3 million, 2,551 shares or $ 2.6 million and 1,448 or $1.4 million, respectively, of our Series B preferred stock as payment of our dividend to R² Investments, LDC. In 2006 we also paid a cash dividend of $1.3 million on our Series B preferred stock. Subsequent to this transaction, R2 Investments, LDC became a related party.

17.    Subsequent Events

On January 16, 2007, the Board of Directors approved an amendment to the Automatic Option Grant Program of the i2 Technologies 1995 Stock Option/Stock Issuance Plan, subject to stockholder approval, to revise the automatic option grant program such that each person who is first elected or appointed as a non-employee member of the Board will automatically be granted an award with a value equal to $175,000, with one-half, or $87,500 of the value, in the form of stock options and the other half in the form of restricted stock. Further, on the date of each Annual Stockholders Meeting beginning with the 2007 meeting, each continuing non-employee Board member will be automatically granted an award with a value equal to $125,000, with one-half, or $62,500 of the value, in the form of stock options and the other half in the form of restricted stock, provided such individual has been a non-employee Board member for at least six months prior to such Annual Stockholders Meeting.

The value of the stock option will be determined as of the grant date of the option using the Black-Scholes model, and the value of the restricted stock shares will be determined based on the fair market value per share of common stock on the grant date of the award with any fractional share equaling one share.

Each option grant, whether an initial or an annual grant, shall vest in a series of three (3) equal and successive annual installments over the optionee’s period of continued service as a Board member, with the first such installment to vest upon the optionee’s completion of one (1) year of Board service measured from the option grant.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The issued restricted stock shares shall vest as to one-third of the Issued Shares on the one-year anniversary of the grant date, and the remaining two-thirds (2/3) of the Issued Shares on the two-year anniversary of the grant date.

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.