Form 10-Q
period 2007-03-31
I2 TECHNOLOGIES INC
filed 2007-05-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, the Registrant had 21,200,440 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$102,710	$109,419
Restricted cash	5,783	4,626
Accounts receivable, net	25,491	25,677
Other current assets	10,749	9,231

Total current assets	144,733	148,953

Premises and equipment, net	9,824	10,691
Goodwill	14,760	14,760
Non-current deferred tax asset	8,592	8,060
Other non-current assets	7,327	7,605

Total assets	$185,236	$190,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,656	$11,283
Accrued liabilities	20,329	22,245
Accrued compensation and related expenses	14,884	24,010
Deferred revenue	70,468	74,047
Deferred taxes	111	—

Total current liabilities	112,448	131,585

Total long-term debt, net	83,980	83,822
Taxes payable	4,283	—

Total liabilities	200,711	215,407

Commitments and contingencies

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 105 issued and outstanding at March 31, 2007 and December 31, 2006	101,794	101,686
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,111 and 21,005 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5	5
Warrants for common stock	3,125	3,125
Additional paid-in capital	10,444,646	10,439,136
Accumulated other comprehensive income	3,123	2,398
Accumulated deficit	(10,568,168)	(10,571,688)

Net stockholders' deficit	(15,475)	(25,338)

Total liabilities and stockholders' deficit	$185,236	$190,069

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Software solutions	$13,433	$16,922
Services	28,695	23,874
Maintenance	21,009	23,214
Contract	2,450	33

Total revenues	65,587	64,043

Costs and expenses:
Cost of revenues:
Software solutions	2,474	3,403
Services and maintenance	26,780	23,471
Amortization of acquired technology	6	—
Sales and marketing	11,698	11,096
Research and development	8,805	8,947
General and administrative	10,378	13,538
Amortization of intangibles	3	—
Restructuring charges and adjustments	(25)	(50)

Total costs and expenses	60,119	60,405

Operating income	5,468	3,638

Non-operating (expense) income, net:
Interest income	1,346	1,046
Interest expense	(1,240)	(1,540)
Realized gains on investments, net	—	586
Foreign currency hedge and transaction losses, net	(117)	(216)
Other (expense) income, net	(321)	281

Total non-operating (expense) income, net	(332)	157

Income before income taxes	5,136	3,795
Income tax expense	859	2,014

Net income	$4,277	$1,781

Preferred stock dividend and accretion of discount	757	629

Net income applicable to common stockholders	$3,520	$1,152

Net income per common share applicable to common stockholders:

Basic	$0.14	$0.05
Diluted	$0.13	$0.04

Weighted-average common shares outstanding:
Basic	25,610	25,195
Diluted	26,954	25,653

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Comprehensive income:
Net income applicable to common stockholders	$3,520	$1,152

Other comprehensive income:
Foreign currency translation adjustments	725	412

Total other comprehensive income	725	412

Total comprehensive income	$4,245	$1,564

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows used in operating activities:
Net income	$4,277	$1,781
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,585	1,814
Stock based compensation	4,179	4,399
(Gain) on sale of securities	—	(501)
Loss (gain) on disposal of equipment	151	(29)
Provision (credit) for bad debts charged to costs and expenses	24	(34)
Deferred income taxes	(107)	905
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	214	3,254
Other assets	(1,146)	625
Accounts payable	(427)	(1,181)
Accrued liabilities	(2,506)	(4,049)
Accrued compensation and related expenses	(9,190)	(8,916)
Deferred revenue	(3,607)	(6,042)

Net cash used in operating activities	(6,553)	(7,974)

Cash flows used in investing activities:
Restrictions placed on cash	(1,157)	(1,130)
Purchases of premises and equipment	(442)	(578)
Proceeds from sale of premises and equipment	11	141
Proceeds from sale of securities	—	501
Business acquisition	—	(569)

Net cash used in investing activities	(1,588)	(1,635)

Cash flows provided by financing activities:
Repurchase of debt	—	(1,140)
Proceeds from sale of convertible debt	—	7,500
Payment of debt issuance costs	—	(493)
Net proceeds from common stock issuance from options and employee stock purchase plans	1,330	6

Net cash provided by financing activities	1,330	5,873

Effect of exchange rates on cash	102	81

Net change in cash and cash equivalents	(6,709)	(3,655)
Cash and cash equivalents at beginning of period	109,419	112,882

Cash and cash equivalents at end of period	$102,710	$109,227

Supplemental cash flow information
Income taxes paid (net of refunds received)	$673	$1,769
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$757	$629

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

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of supply chain management solutions, including various supply chain solutions consisting of software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Our application software is often bundled with other product offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature, with the exception of certain accruals, mainly related to 2006, discussed in Note 7, Commitments and Contingencies) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 with the SEC (2006 Annual Report on Form 10-K).

Recent Accounting Pronouncements. On July 13, 2006, the FASB issued FIN No. 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, and is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. See Note 9, Income Taxes, for further discussion. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of 2008. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are classified as available-for-sale and reported as cash and cash equivalents in our consolidated balance sheets. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Short-term time deposits	$4,611	$4,048
Commercial paper	82,084	86,376

	$86,695	$90,424

In addition to our investment securities, we hold minority equity investments in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. At March 31, 2007, the carrying amount of our minority equity investments was zero.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related debt issuance cost recorded on our condensed consolidated balance sheet at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	86,250
Unamortized discount on 5% notes	(2,270)	(2,428)

Total debt	$83,980	$83,822

Capitalized debt issuance costs, net	$3,966	$4,203

We record debt issuance costs, net of accumulated amortization, in other non-current assets and are amortizing these costs to interest expense over a five-year period, beginning in November 2005.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ deficit portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes are recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount is being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity.

4. Restructuring Charges and Adjustments

Restructuring Plans. In previous periods, we implemented restructuring plans to reduce operating expenses. See Note 11, Restructuring Charges and Adjustments, in our Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a description of our restructuring plans.

The following table summarizes the changes to previously established restructuring accruals, as well as the components of the remaining restructuring accruals, net of estimated sublease income of $0.3 million.

	Employee Severance and Termination		Office Closure and Consolidation		Total
	2007	2006	2007	2006	2007	2006
December 31,	$192	$234	$123	$1,343	$315	$1,577

Adjustments to 2001 and 2002 restructuring plans	(8)	—	(17)	(50)	(25)	(50)
Cash payments	—	(6)	(32)	(358)	(32)	(364)

Remaining accrual balance at March 31,	$184	$228	$74	$935	$258	$1,163

5. Net Income Per Common Share

Net Income Per Common Share. Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. The effect of our participating convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB No. 128 — Earnings per Share.

Diluted income per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share, including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, the effect of our convertible debt is included in the calculation of diluted earnings per share.

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months ended March 31, 2007 and March 31, 2006.

	Three Months Ended March 31,
	2007	2006
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	21,062	20,703
Participating convertible preferred stock	4,548	4,492

Total common and common equivalent shares outstanding using two-class method - basic	25,610	25,195

Effect of dilutive securities:
Outstanding stock option and share right awards	1,170	437
Warrants associated with 5% debt	173	21

Weighted average common and common equivalent shares outstanding - diluted	26,954	25,653

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	947	2,757
Convertible debt	1,996	301

Total anti-dilutive shares excluded from calculation	2,943	3,058

6. Segment Information, International Operations and Customer Concentrations

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended March 31,
	2007	2006
United States	$38,040	$34,836
International revenue:
Non-US Americas	1,348	3,482
Europe, Middle East and Africa	16,187	12,418
Greater Asia Pacific	10,012	13,307

Total international revenue	27,547	29,207

Total Revenue	$65,587	$64,043

International revenue as a percent of total revenue	42%	46%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	March 31, 2007	December 31, 2006
United States	$29,204	$30,224
Europe, Middle East, Africa	126	210
Greater Asia Pacific	2,581	2,622

Total Long Lived Assets	$31,911	$33,056

7. Commitments and Contingencies

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $0.1 million and $2.0 million of such expenses for current and former directors, officers and employees during the three months ended March 31, 2007 and March 31, 2006, respectively.

We may continue to advance fees and expenses incurred by certain current and former directors, officers and employees in the future. The maximum potential amount of future payments we could be required to make under these indemnification and cost-advancement agreements is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity.

Under the terms of our software license agreements with our customers, we agree that in the event the licensed software infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in substantially all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the software or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing software or service. We have not recorded any liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

If we believe a liability associated with any of the aforementioned indemnification obligations becomes probable and the amount of the liability is reasonably estimable then an appropriate liability will be recorded in our financial statements.

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

Certain Accruals

We have accrued for estimated losses in the accompanying condensed consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. We are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by former employees and certain customers, and have been in negotiations to settle certain of those contingencies. The adverse resolution of any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our condensed consolidated financial statements could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

8. Stock-Based Compensation Plans.

For a description of our stock-based compensation plans, see Note 10, Stock-Based Compensation, in our Notes to Consolidated Financial Statements filed in our 2006 Annual Report on Form 10-K.

Stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Cost of service and maintenance	$662	$767
Sales and marketing	1,098	1,105
Research and development	891	1,124
General and administrative	1,528	1,403

Total	$4,179	$4,399

Included in stock-based compensation expense was $1.0 million and $0.1 million in restricted stock expense for the three months ended March 31, 2007 and March 31, 2006, respectively.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Expected term (years)	4	4	0.5	0.5
Volatility factor	0.82	1	0.31	0.99
Risk-free interest rate	4.69%	4.60%	4.68%	4.50%
Dividend yield	0%	0%	0%	0%

During February 2007, the board of directors approved the award of up to 400,000 restricted stock units to certain key employees of the Company, pursuant to the Company’s 1995 Stock Option/Stock Issuance Plan. Each restricted stock unit represents the right to receive one share of common stock, par value $.00025 per share, of the Company. With respect to each awardee, one-third of the shares shall vest on February 19, 2009 and the remaining two-thirds of the shares shall vest on February 19, 2010 provided, in each case, such awardee remains in continuous service with the Company through such date and certain specified earnings per share performance goals are satisfied. The shares may vest on an accelerated basis prior to such vesting dates upon the occurrence of a change in control.

9. Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (“FIN 18”), the provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.

We recognized income tax expense of approximately $0.9 million for the three months ended March 31, 2007 and $2.0 million for the three months ended March 31, 2006, representing effective income tax rates of 16.7% and 53.1%, respectively. Income tax expense included the effect of foreign withholding taxes of $0.3 million for the three months ended March 31, 2007 and $0.9 million for the three months ended March 31, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended March 31, 2007 and March 31, 2006 differ from the U.S. statutory rate primarily due to changes in our valuation allowance. Other factors include, among others, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of our accumulated deficit.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization is recorded in income tax expense and totaled approximately $0.2 million for the three months ended March 31, 2007. Accrued interest and penalties were approximately $1.1 million and $1.3 million as of January 1, 2007 and March 31, 2007, respectively. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

We or one of our subsidiaries file income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. We have open tax years for the US federal return back to 1992 with respect to our net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, we are no longer subject to federal, state, local or foreign income tax examinations for years prior to 2003.

We are subject to potential change by various tax jurisdictions in the inter-company pricing at which we have conducted business within our global related group of companies. Additional tax examinations may be opened or existing examinations may be resolved within the next 12 months. We closely monitor developments in this area and make changes as necessary in the accruals we have made for what we believe will be the ultimate outcome of any tax adjustments. It is reasonably possible that, within the next 12 months, the accrual we have recorded for this issue may increase by approximately $0.5 million to $1.2 million.

Currently, we are in discussions with the United Kingdom tax authorities related to the 2003 tax year. No assessments have been made to date and we believe we have fully accrued all tax liability related to this issue. We believe it is reasonably possible that this issue will be ultimately resolved within the next 12 months and our tax liability related to this issue will be settled. Depending on the ultimate resolution of this matter, an income tax benefit of between zero and $0.8 million may be recorded in the quarter of resolution.

We plan to file amended state income tax returns related to adjustments made to our 1999-2001 federal taxable income as a result of our previous IRS examination, which was concluded in 2003 and had no material federal income tax effect. We believe we have fully accrued all state income tax liability related to these filings. Upon filing the returns, the recorded tax liability will be eliminated. Any difference between the ultimate income tax liability on the filed returns and our existing accrual will be recorded in the quarter in which the returns are filed. It is not expected that such difference, if any, will be material.

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

•	Loss of key personnel or our failure to attract, train and retain additional personnel could negatively affect our operating results and revenues and seriously harm our company.

•	We face other risks indicated in Item 1A, “Risk Factors,” in our 2006 Annual Report on Form 10-K.

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2007 to our critical accounting policies as we described in our 2006 Annual Report on Form 10-K.

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

	Three Months Ended March 31, 2007	Percent of Revenue	Three Months Ended March 31, 2006	Percent of Revenue
SOP 97-2 recognition	$2,605	4%	$6,411	10%
SOP 81-1 recognition	4,905	7%	5,078	8%
Recurring items	5,923	9%	5,433	9%

Total software solutions	13,433	20%	16,922	27%
Services	28,695	44%	23,874	37%
Maintenance	21,009	32%	23,214	36%
Contract	2,450	4%	33	—

Total revenues	$65,587	100%	$64,043	100%

Total revenues increased $1.5 million, or 2%, for the three months ended March 31, 2007 when compared to the same period in 2006. These revenue changes are discussed below.

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

Software solutions revenue recognized under SOP 97-2 decreased $3.8 million, or 59%, in the three months ended March 31, 2007 when compared to the same period in 2006, and software solutions revenue recognized under SOP 81-1 decreased $0.2 million, or 3%, during the three months ended March 31, 2007 when compared to the same period in 2006. These decreases are largely attributable to the fact that revenue recognized from prior period bookings decreased by approximately $3.7 million in the three months ended March 31, 2007 when compared to the same period in 2006.

We have experienced variability in the timing of recognition of revenue from software solutions under both SOP 97-2 and SOP 81-1, and we expect this variability to continue. Quarterly variability is primarily caused by the timing and amount of software solutions bookings. For a given period, we define bookings as the total value of non-contingent fees contracted for during such period. Our business is dependent on bookings as a significant source of future software solutions revenue. Secondly, quarterly variability is caused by the mix of products included in our bookings. We are focused on selling new-generation solutions, where there is a high likelihood of providing essential services associated with the new products. Accordingly, the license fees received for these arrangements, together with fees for the essential services, will be recognized under SOP 81-1 over the period in which the services are performed instead of being recognized upon delivery of the software. Software solutions revenue recognized under SOP 81-1 is therefore highly dependent on the amount of prior period bookings in our backlog and our progress toward completion of the development and delivery of the licensed features and functionality (including the achievement of contractual milestones). Thirdly, quarterly variability is caused by the timing of cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees.

Revenue from recurring items increased $0.5 million, or 9%, for the three-months ended March 31, 2007 when compared to the same period in 2006. Recurring items include revenue from our supply chain leader and other subscription transactions, for which the revenue is deferred and recognized ratably over the contractual term of the transaction. Recurring revenue related to supply chain leader transactions for each of the three months ended March 31, 2007 and March 31, 2006 was $3.1 million. These supply chain leader transactions have varying terms and begin expiring in the second quarter of 2007.

Our account teams, led by sales representatives and consulting managers, are responsible for most of our software solutions revenue. Over 50% of our current sales staff has less than one year of experience with our company. Although we believe direct sales will continue to account for most of our software solutions revenue for the foreseeable future, we plan to continue developing indirect sales through, or in conjunction with, sales alliances, distributors, resellers and other indirect channels. There can be no assurance that our efforts to further expand indirect sales of our software solutions will be successful or will continue in the future.

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

Services revenue increased $4.8 million, or 20%, for the three months ended March 31, 2007 compared to the same period in 2006. The increase in the three months ended March 31, 2007 when compared to the same period in 2006 reflects growth in the average number of services personnel as we continue to match the levels of services personnel with the market demand for our services. Based on our historical trends, we expect services revenue to continue to fluctuate on a quarterly basis due to the timing of booking new projects and the timing of revenue recognition on these projects. In any period, services revenue is dependent upon a variety of factors, including:

•	the number and value of services transactions booked during the current and preceding periods;

•	the number and availability of services resources actively engaged on billable projects;

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off; and

•	the timing of cash payments when collectibility is uncertain.

Maintenance. Maintenance revenue decreased $2.2 million, or 9%, during the three months ended March 31, 2007 compared to the same period in 2006. The decrease in maintenance revenue resulted mainly from a continuing decline in the number of maintenance renewals as well as less favorable renewal terms. There can be no assurance that maintenance revenues will not continue to decline.

Contract. Contract revenue consists of license, services, and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues for which cash was collected in prior periods. Contract revenue increased $2.4 million for the three months ended March 31, 2007 compared to the same period in 2006. In the three months ended March 31, 2007 our final obligations related to the remaining deferred contract revenue were satisfied, resulting in the recognition of the revenue. Deferred contract revenue was zero at March 31, 2007.

International Revenue. Our international revenues, included in the categories discussed above, primarily are generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $27.5 million, or 42% of total revenue, in the three months ended March 31, 2007 and $29.2 million, or 46% of total revenue, in the same period in 2006. International revenue remained relatively consistent, as a percentage of total revenue, in the three-month periods ended March 31, 2007 and March 31, 2006.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2007	Gross Margin	Three Months Ended March 31, 2006	Gross Margin
Software solutions	$2,474	82%	$3,403	80%
Services and maintenance	26,780	46%	23,471	50%
Amortization of acquired technology	6	—	—	—

Total cost of revenues	$29,260		$26,874

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

•

Royalty fees associated with third-party software utilized with our technology. Such royalties are generally expensed when the products are shipped; however, royalties associated with fixed cost arrangements are generally expensed over the period of the arrangement

•	The cost of user product documentation

•	The cost of delivery of software

•	Provisions for the estimated costs of servicing customer claims, which we accrue on a case-by-case basis

Cost of software solutions decreased $0.9 million, or 27%, during the three months ended March 31, 2007 compared to the same period in 2006. The decrease for the three months ended March 31, 2007 is primarily due to a decrease in the number of hours worked on projects requiring essential services.

Cost of Services and Maintenance. Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. Cost of services and maintenance increased $3.3 million, or 14%, during the three months ended March 31, 2007 compared to the same period in 2006. This increase includes an increase of payroll-related expenses of $2.8 million, reflecting an increase in average services and maintenance headcount of 12% for the three months ended March 31, 2007 compared to the same period in 2006, an increase of travel and entertainment expense of $0.4 million and an increase in communication expense of $0.1 million. These increases were partially offset by a decrease in commissions expense of $0.2 million.

Amortization of Acquired Technology. In connection with our business acquisitions, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2007	Percent of Total Revenue	Three Months Ended March 31, 2006	Percent of Total Revenue
Sales and marketing	$11,698	18%	$11,096	17%
Research and development	8,805	13%	8,947	14%
General and administrative	10,378	16%	13,538	21%
Amortization of intangibles	3	—	—	—
Restructuring charges and adjustments	(25)	—	(50)	—

Total operating expenses	$30,859		$33,531

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel, and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. Sales and marketing expense increased $0.6 million, or 5%, for the three months ended March 31, 2007 compared to the same period in 2006. This increase in expense includes increased payroll-related costs of $0.4 million, reflecting an increase in average sales and marketing headcount of 9% for the three months ended March 31, 2007 compared to the same period in 2006, increased travel and entertainment expense of $0.3 million and increased employee recognition expense of $0.1 million. These increases were partially offset by a decrease in commission expense of $0.4 million.

Research and Development Expense. These expenses consist of costs related to continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions.

Research and development expenses decreased $0.1 million, or 2%, for the three months ended March 31, 2007 compared to the same period in 2006. This change includes a decrease in contract labor expense of $0.3 million, partially offset by an increase in payroll-related expenses of $0.2 million.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense decreased $3.2 million, or 23%, for the three months ended March 31, 2007 compared to the same period in 2006. This change includes decreases in non-operating legal expense of $2.2 million, insurance expense of $0.6 million, professional service fees of $0.5 million, depreciation and amortization of $0.2 million, communications expense of $0.1 million and contract labor of $0.1 million. These decreases were partially offset by increases in payroll-related costs of $0.7 million, equipment expense of $0.4 million, employee recruitment expense of $0.2 million and employee relocation expense of $0.1 million.

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

Restructuring Expense. The expense for the periods presented reflects adjustments to the accrual, based on changes in estimates.

Non-operating (expense) income, net

Non-operating (expense) income, net, was as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest income	$1,346	$1,046
Interest expense	(1,240)	(1,540)
Realized gains on investments, net	—	586
Foreign currency hedge and transaction losses, net	(117)	(216)
Other (expense) income, net	(321)	281

Total non-operating (expense) income, net	$(332)	$157

Interest income increased $0.3 million, or 29%, for the three months ended March 31, 2007 compared to the same period in 2006. This increase in interest income is the result of higher average interest rates earned on invested funds, partially offset by a lower average balance of invested funds. As of March 31, 2007, the weighted-average yield on time deposits and debt securities we held was 5.18% compared to 4.36% for time deposits and debt securities held as of March 31, 2006. Interest expense decreased $0.3 million, or 19%, for the three months ended March 31, 2007 compared to the same period in 2006 as a result of lower debt levels. The change in realized gains on investments reflects the liquidation of our previous investment in two privately-held start-up companies in the first quarter of 2006. Foreign currency hedge and transaction losses, net, in the three months ended March 31, 2007 were consistent with the same period in 2006. The change in other (expense) income reflects a refund of sales taxes of approximately $0.4 million received in the first quarter of 2006.

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

Provision for Income Taxes

We recognized income tax expense of $0.9 million for the three months ended March 31, 2007 and $2.0 million in the three months ended March 31, 2006, representing effective income tax rates of 16.7% and 53.1%, respectively. Income tax expense included the effect of foreign withholding taxes of $0.3 million for the three months ended March 31, 2007 and $0.9 million for the three months ended March 31, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended March 31, 2007 and March 31, 2006 differ from the U.S. statutory rate primarily due to changes in our valuation allowance. Other factors include, among others, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits.

As part of the process of preparing unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pre-tax income can impact our effective tax rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on, among other things, our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. See Note 13, Income Taxes, in our Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K, for additional information regarding our income taxes.

Contractual Obligations

During the three-month period ended March 31, 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2006 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $32.3 million at March 31, 2007 compared to $17.4 million at December 31, 2006, an improvement of $14.9 million or 86%. The improvement resulted from a $19.1 million decrease in current liabilities (comprised primarily of decreases of $9.1 million in accrued compensation and related expenses, $3.6 million in deferred revenue, $4.6 million in accounts payable and $1.9 million in accrued liabilities) partially offset by a decrease of $4.2 million in current assets (comprised of a decrease of $5.6 million in cash, including restricted cash, and a decrease of $0.2 million in accounts receivable partially offset by an increase of $1.5 million in other current assets).

Our working capital balance at March 31, 2007 and December 31, 2006 included deferred revenue. At March 31, 2007 and December 31, 2006, we had approximately $70.5 million and $74.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Cash and cash equivalents were $102.7 million at March 31, 2007 compared to $109.4 million at December 31, 2006, a decrease of $6.7 million. The decrease in cash and cash equivalents was the result of $6.6 million of cash used in operating activities and $1.6 million of cash used in investing activities, partially offset by $1.3 million of cash provided by financing activities. Exchange rates had a positive impact on cash of $0.1 million.

We had negative cash flow from operating activities of $6.6 million in the three months ended March 31, 2007. Cash outflows for the three months included $12.2 million of employee bonuses accrued in 2006. Historically we have paid the majority of our employee bonuses twice a year, in February and August. Due to a change in compensation philosophy, beginning in 2007 we pay the majority of employee bonuses annually in February. In addition, our cash collections tend to be lower than average in the first quarter of each year due to the fact that the majority of maintenance renewal collections occur in the second and fourth quarters.

We used approximately $1.6 million of cash in investing activities during the three months ended March 31, 2007, including an increase in restricted cash of $1.2 million and purchases of premises and equipment of $0.4 million.

Cash provided by financing activities was $1.3 million, consisting of the proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan.

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year on the face amount of any outstanding letters of credit and 0.15% per year on the average daily-unused amount of the line. Under the line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of March 31, 2007, $4.0 million in letters of credit were outstanding under this line and $5.1 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at March 31, 2007. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

We have experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006, and for each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. We may be required to seek private or public debt or equity financing in order to support our operations, satisfy the conversion obligation with respect to our senior convertible notes and/or repay our senior convertible notes. The debt incurrence restrictions imposed by the indenture governing our senior convertible notes could restrict or impede our ability to incur additional debt. We may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States totaled 42% and 46% for the three months ended March 31, 2007 and March 31, 2006, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that utilizes foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of March 31, 2007 and December 31, 2006, the weighted-average yield on time deposits and debt securities we held was 5.18%. If overall interest rates fell by 100 basis points in the second quarter of 2007, our interest income would decline approximately $0.3 million for the quarter, assuming investment levels consistent with March 31, 2007 levels.

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

The information set forth in Note 7 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description

10.1	— Amendment Two To Employment Agreement, dated as of February 16, 2007 between i2 and Michael J. Berry (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 20, 2007).

10.2

— Form of Restricted Stock Issuance Agreement to award up to 400,000 restricted stock units to certain key employees of the Company, including Michael Berry, Hiten Varia and Pallab Chatterjee pursuant to the Company’s 1995 Stock Option/Stock Issuance Plan (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 23, 2007.)

10.3	— Change in Control Severance Agreement with Hiten Varia (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on March 14, 2007).

10.4	— Change in Control Severance Agreement with Pallab Chatterjee (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on March 14, 2007).

31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael E. McGrath, Chief Executive Officer and President (Principal Executive Officer) of i2.

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

i2 TECHNOLOGIES, INC.

May 9, 2007	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)