Form 10-Q
period 2007-06-30
I2 TECHNOLOGIES INC
filed 2007-08-09
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, the Registrant had 21,308,220 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$110,989	$109,419
Restricted cash	6,282	4,626
Accounts receivable, net	26,294	25,677
Other current assets	8,330	9,231

Total current assets	151,895	148,953
Premises and equipment, net	9,519	10,691
Goodwill	16,685	14,760
Non-current deferred tax asset	8,719	8,060
Other non-current assets	8,117	7,605

Total assets	$194,935	$190,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,847	$11,283
Accrued liabilities	16,981	22,245
Accrued compensation and related expenses	16,731	24,010
Deferred revenue	72,287	74,047

Total current liabilities	112,846	131,585
Total long-term debt, net	84,138	83,822
Taxes payable	4,044	—

Total liabilities	201,028	215,407

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 105 issued and outstanding at June 30, 2007 and December 31, 2006	101,903	101,686
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,298 and 21,005 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	10,452,568	10,442,261
Accumulated other comprehensive income	6,041	2,398
Accumulated deficit	(10,566,610)	(10,571,688)

Net stockholders’ deficit	(6,093)	(25,338)

Total liabilities and stockholders’ deficit	$194,935	$190,069

See accompanying notes to condensed consolidated financial statements.

i2 TECHN OLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Software solutions	$11,412	$15,388	$24,845	$32,310
Services	31,553	26,143	60,248	50,017
Maintenance	22,018	23,120	43,027	46,335
Contract	—	33	2,450	66

Total revenues	64,983	64,684	130,570	128,728

Costs and expenses:
Cost of revenues:
Software solutions	2,175	2,447	4,649	5,850
Services and maintenance	27,267	24,376	54,047	47,846
Amortization of acquired technology	6	—	12	—
Sales and marketing	12,957	12,573	24,654	23,669
Research and development	8,750	8,932	17,555	17,879
General and administrative	10,549	11,843	20,928	25,381
Amortization of intangibles	25	—	28	—
Restructuring charges and adjustments	(49)	(95)	(75)	(145)

Total costs and expenses	61,680	60,076	121,798	120,480

Operating income	3,303	4,608	8,772	8,248

Non-operating (expense) income, net:
Interest income	1,302	1,172	2,648	2,218
Interest expense	(1,236)	(1,532)	(2,476)	(3,072)
Realized gains on investments, net	—	6	—	591
Foreign currency hedge and transaction losses, net	(74)	177	(191)	(39)
Other expense, net	(231)	(333)	(553)	(51)

Total non-operating expense, net	(239)	(510)	(572)	(353)

Income before income taxes	3,064	4,098	8,200	7,895
Income tax expense	740	1,297	1,598	3,311

Net income	$2,324	$2,801	$6,602	$4,584

Preferred stock dividend and accretion of discount	765	770	1,524	1,399

Net income applicable to common stockholders	$1,559	$2,031	$5,078	$3,185

Net income per common share applicable to common stockholders:
Basic	$0.06	$0.08	$0.20	$0.13
Diluted	$0.06	$0.08	$0.19	$0.12

Weighted-average common shares outstanding:
Basic	25,770	25,247	25,690	25,221
Diluted	26,806	25,699	26,870	25,738

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income applicable to common stockholders	$1,559	$2,031	$5,078	$3,185

Other comprehensive income:
Foreign currency translation adjustments	2,918	1,776	3,643	2,192

Total other comprehensive income	2,918	1,776	3,643	2,192

Total comprehensive income	$4,477	$3,807	$8,721	$5,377

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,602	$4,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,290	3,695
Stock based compensation	7,347	8,930
Gain on extinguishment of debt	—	(3)
Gain on sale of securities	—	(501)
Loss (gain) on disposal of equipment	222	(29)
Provision (credit) for bad debts charged to costs and expenses	(116)	64
Deferred income taxes	(92)	549
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(440)	3,195
Other assets	3,791	2,889
Accounts payable	(863)	(1,035)
Accrued liabilities	(5,442)	(10,237)
Accrued compensation and related expenses	(7,516)	(4,463)
Deferred revenue	(1,688)	4,475

Net cash provided by operating activities	5,095	12,113

Cash flows used in investing activities:
Restrictions placed on cash	(1,656)	(262)
Purchases of premises and equipment	(1,209)	(1,267)
Proceeds from sale of premises and equipment	12	141
Proceeds from sale of securities	—	501
Business acquisition	(2,125)	(569)

Net cash used in investing activities	(4,978)	(1,456)

Cash flows provided by financing activities:
Repurchase of debt	—	(3,149)
Proceeds from sale of convertible debt	—	7,500
Cash dividends paid—preferred stock	(1,307)	—
Payment of debt issuance costs	—	(483)
Net proceeds from common stock issuance from options and employee stock purchase plans	2,960	754

Net cash provided by financing activities	1,653	4,622

Effect of exchange rates on cash	(200)	439

Net change in cash and cash equivalents	1,570	15,718
Cash and cash equivalents at beginning of period	109,419	112,882

Cash and cash equivalents at end of period	$110,989	$128,600

Supplemental cash flow information
Interest paid	$2,156	$2,688
Income taxes paid (net of refunds received)	$1,772	$2,587
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$217	$1,399

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of supply chain management solutions, including various software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Our application software is often bundled with other service offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. The statement is effective for the first fiscal year after November 15, 2007. We are currently evaluating the accounting permitted by the standard and have not determined if the fair value option will be elected for eligible financial instruments or other items.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are classified as available-for-sale and reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Short-term time deposits	3,693	$4,048
Commercial paper	86,855	86,376

	$90,548	$90,424

In addition to our investment securities, we hold minority equity investments in several privately-held companies, many of which can still be considered in the start-up or development stages or may no longer be viable or operational. At June 30, 2007, the carrying amount of our minority equity investments was zero.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	86,250
Unamortized discount on 5% notes	(2,112)	(2,428)

Total debt	$84,138	$83,822

Capitalized debt issuance costs, net	$3,699	$4,203

We record capitalized debt issuance costs, net of accumulated amortization, in other non-current assets and are amortizing these costs over a five-year period, beginning in November 2005.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be included in additional paid in capital in the stockholders’ deficit portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes are recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount is being accreted as interest expense through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity.

4. Restructuring Charges and Adjustments

Restructuring Plans. In previous periods, we implemented restructuring plans to reduce operating expenses. See Note 11, Restructuring Charges and Adjustments, in our Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a description of our restructuring plans.

The following table summarizes the changes to previously established restructuring accruals, as well as the components of the remaining restructuring accruals, net of estimated sublease income of $0.1 million.

	Employee Severance and Termination		Office Closure and Consolidation		Total
	2007	2006	2007	2006	2007	2006
January 1,	$192	$234	$123	$1,343	$315	$1,577

Adjustments to 2001 and 2002 restructuring plans	(8)	—	(17)	(50)	(25)	(50)
Cash payments	—	(6)	(32)	(358)	(32)	(364)

Remaining accrual balance at March 31,	$184	$228	$74	$935	$258	$1,163

Adjustments to 2001 and 2002 restructuring plans	—	(36)	(49)	(59)	(49)	(95)
Cash payments	—	—	10	(294)	10	(294)

Remaining accrual balance at June 30,	$184	$192	$35	$582	$219	$774

In late July and August 2007, we conducted a restructuring program. See Note 10, Subsequent Events for more information regarding such program.

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

Diluted income per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share, including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, our convertible debt is considered in the calculation of diluted earnings per share although it is not dilutive for any of the periods presented.

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months and six months ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common and common equivalent shares outstanding using two-class method—basic:
Weighted average common shares outstanding	21,222	20,755	21,142	20,729
Participating convertible preferred stock	4,548	4,492	4,548	4,492

Total common and common equivalent shares outstanding using two-class method—basic	25,770	25,247	25,690	25,221
Effect of dilutive securities:
Outstanding stock option and share right awards	916	452	1,031	517
Warrants associated with 5% debt	120	—	149	—

Weighted average common and common equivalent shares outstanding—diluted	26,806	25,699	26,870	25,738

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,686	1,509	1,570	1,500
Warrants	—	484	—	484
Convertible debt	949	24	949	25

Total anti-dilutive shares excluded from calculation	2,635	2,017	2,519	2,009

6. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. This segment is supply chain management solutions, which is designed to help enterprises optimize business processes both internally and among trading partners.

We market our software and services primarily through our worldwide sales organization augmented by other service providers, including both domestic and international systems consulting and integration firms and other industry-related partners. Our Chief Executive Officer (CEO) evaluates resource allocation decisions and our performance based on financial information, presented on a consolidated basis, accompanied by disaggregated information by geographic regions. Sales to our customers generally include products from some or all of our product suites. We have not consistently allocated revenues from such sales to individual products for internal or general-purpose financial statements.

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$37,005	$35,405	$75,046	$70,240
International revenue:
Non-US Americas	1,959	3,090	3,307	6,573
Europe, Middle East and Africa	13,205	11,380	29,391	23,798
Greater Asia Pacific	12,814	14,809	22,826	28,117

Total international revenue	27,978	29,279	55,524	58,488

Total Revenue	$64,983	$64,684	$130,570	$128,728

International revenue as a percent of total revenue	43%	45%	43%	45%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	June 30, 2007	December 31, 2006
United States	$31,543	$30,224
Europe, Middle East, Africa	154	210
Greater Asia Pacific	2,624	2,622

Total Long Lived Assets	$34,321	$33,056

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred no such expenses during the three months ended June 30, 2007 and incurred approximately $3.2 million of such expenses during the three months ended June 30, 2006; we incurred approximately $0.1 million and $5.2 million of such expenses during the six months ended June 30, 2007 and June 30, 2006, respectively.

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

We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit, that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of the assessments discussed above and expect the ultimate resolution will not exceed the tax contingency reserves we have established for these matters.

We have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India. This assistance does not guarantee favorable resolution of these assessments but provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries. By invoking the mutual agreement procedure and pursuant to our requests for a Stay of Demand for Payment, we are required to issue a bank guarantee in favor of the Indian government in an amount equal to the assessed tax and interest. We have issued such bank guarantee regarding the assessment related to the Indian statutory fiscal year ended March 31, 2003. Based on recent discussions with the Indian tax authorities, we may be required to issue a cash payment in an amount up to 25% of the bank guarantee, or approximately $0.3 million during the third quarter of 2007. A similar bank guarantee for the Indian statutory fiscal year ended March 31, 2004 will be issued in the future, likely with a similar required cash payment of 25% of the bank guarantee, or approximately $0.6 million during the third or fourth quarter of 2007.

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

Stock-based compensation expense for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of service and maintenance	$654	$945	$1,317	$1,713
Sales and marketing	676	1,130	1,774	2,235
Research and development	713	1,220	1,604	2,344
General and administrative	1,125	1,235	2,652	2,638

Total	$3,168	$4,530	$7,347	$8,930

Included in stock-based compensation expense was restricted stock expense of $0.2 million and $0.1 million for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, and $1.2 million and $0.2 million for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

In February 2007, we made a grant of Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. As of June 30, 2007, we assessed that vesting is not probable and reversed approximately $0.3 million of the previously recorded compensation expense associated with the RSUs in the second quarter of 2007.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended June 30,		ESPP Three Months Ended June 30,		Stock Options Six Months Ended June 30,		ESPP Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Expected term (years)	4.00	4	0.5	0.5	4	4	0.5	0.5
Volatility factor	0.78	0.91	0.36	0.51	0.81	0.96	0.34	0.72
Risk-free interest rate	4.77%	4.99%	4.64%	4.77%	4.70%	4.77%	4.66%	4.54%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

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

We recognized income tax expense of approximately $0.7 million for the three months ended June 30, 2007 and $1.3 million for the three months ended June 30, 2006, representing effective income tax rates of 24.1% and 31.6%, respectively. Factors that affect income tax expense include, among others, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $1.0 million for the three months ended June 30, 2007 and $0.8 million for the three months ended June 30, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended June 30, 2007 and June 30, 2006, as well as the six months ended June 30, 2007 and June 30, 2006, differ from the U.S. statutory rate primarily due to changes in our valuation allowance. In addition, on June 14, 2007 we were notified by the United Kingdom tax authorities that the tax examination related to the 2003 tax year had been concluded and that the issue for which we had previously accrued a $0.8 million tax liability had been resolved in our favor. As a result, we reversed the $0.8 million tax liability during the three-month period ended June 30, 2007 and this reversal is reflected as a credit to our income tax expense for the period.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of our accumulated deficit.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization is recorded in income tax expense and totaled approximately $0.2 million for the three months ended June 30, 2007. Accrued interest and penalties were approximately $1.1 million and $1.6 million as of January 1, 2007 and June 30, 2007, respectively. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

We or one of our subsidiaries file income tax returns in the United States (U.S.) federal jurisdiction and various state and foreign jurisdictions. We have open tax years for the U.S. federal return back to 1992 with respect to our net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, we are no longer subject to federal, state, local or foreign income tax examinations for years prior to 2003.

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

10. Subsequent Events

Effective July 30, 2007, Michael McGrath resigned his positions as i2 CEO and president, and Pallab K. Chatterjee, executive vice president and chief delivery officer, was appointed interim CEO. As a result, Mr. Chatterjee is now our principal executive officer. Mr. McGrath will remain employed as CEO Emeritus and has agreed to resign this position on October 31, 2007. Mr. McGrath is no longer an officer of the Company and his only duties and responsibilities as CEO Emeritus will be to assist the Board of Directors, as requested or directed by the Board, in identifying, selecting, recruiting and interviewing candidates to fill the position of CEO on a permanent basis and in respect of such other strategic matters as may be determined from time to time by the Board in its sole discretion. Notwithstanding the foregoing, the Board may terminate Mr. McGrath’s employment as CEO Emeritus prior to October 31, 2007 for “cause” or if Mr. McGrath breaches or violates any of the terms of the Resignation Agreement or the General Release.

In late July 2007, we initiated a reorganization eliminating approximately 45 positions. The third quarter 2007 charge is expected to be approximately $3.0 million, primarily related to severance costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

We have recently implement restructuring and reorganization initiatives. Failure to achieve the desired results of our restructuring and reorganization initiatives could harm our business, results of operations, cash flow and financial condition.

•

Effective July 30, 2007, our Chief Executive Officer resigned. Failure to appoint a permanent CEO with the appropriate level of experience could harm our business, results of operations, cash flow and financial condition.

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

Overview

Nature of Operations

We are a provider of supply chain management solutions, including various software and service offerings. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Our application software is often bundled with other service offerings we provide such as business optimization and technical consulting, training, solution maintenance, software upgrades and development.

Key Performance Indicators and Operating Metrics

In managing our business, management focuses on four principal financial areas: bookings, backlog and deferred revenue, revenues (excluding contract revenue, as discussed below), and cash flow/liquidity. Each of these areas is discussed in more detail below.

In our internal analysis of revenue, we review operating revenue, which we define as total revenue less contract revenue. We do not consider contract revenue indicative of the performance of our business since it related to sales prior to September 30, 2002 for which revenue was deferred as a result of a restatement in 2003 of our consolidated financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. Inclusion of contract revenue in our evaluation of our performance would have overstated our periodic results since recognition was based on our fulfillment of contractual obligations, many of which required minimal cash outlays and generally did not relate to any significant activity in the period of recognition. Additionally, the cash associated with contract revenue had been collected in prior periods. All remaining contract revenue was recognized by March 31, 2007, so it is not relevant to our on-going operations and we exclude it from comparisons to prior period results.

Our operating revenue has remained relatively consistent in the past three years (approximately $275 million, $294 million and $289 million in 2006, 2005 and 2004, respectively).

Bookings. We monitor bookings as an indicator of future revenue and cash flows. We define bookings as the non-contingent fees stated in a duly executed contract. We exclude from bookings any amounts subject to contingencies outside of our control, such as optional renewal periods, amounts subject to a customer’s internal approvals, and amounts that are refundable for reasons outside of our standard warranty provisions. Because our revenues are recognized under several different accounting standards and thus are subject to variability quarter to quarter, we closely monitor our bookings as a leading indicator of the future revenues and overall performance of our business. Bookings result in future revenue as products are delivered or services are performed. The unrecognized portion of bookings represents our backlog of future revenues. We report the prepaid portion of backlog on our balance sheet as deferred revenue.

Total bookings for the second quarter of 2007 and 2006 were $75.0 million and $75.4 million, respectively. Included in total bookings for the second quarter of 2007 are $13.1 million related to the renewal of two supply chain leader agreements from 2004. Included in the second quarter of 2006 were $10.5 million of platform technology bookings. Total bookings for the first quarter of 2007 and 2006 were $61.5 million and $61.6 million, respectively. . Seasonally our fiscal third quarter has been our lowest quarter for total bookings, as reflected in the $56.4 million from the third quarter of 2006. Although total bookings have been relatively consistent since the beginning of 2006, the software solutions category of our bookings has varied widely from quarter to quarter since it is highly dependent on the timing of a small number of large multi-million dollar bookings.

Backlog and Deferred revenue. We review our backlog (contracted future revenue) and deferred revenue (prepaid portion of backlog, as reflected on our condensed consolidated balance sheet) to assess future revenue that may be recognized from bookings in previous fiscal periods. We monitor whether we are recognizing more or less revenue in each period compared to the amount we book in that period as an indicator of whether we are adding to or subtracting from our backlog and deferred revenue. We have generally been recognizing more revenue in each quarter than the corresponding amount of bookings, leading to a decline in our backlog and deferred revenue. As a result, in order to increase future revenues, our future bookings need to increase and consistently exceed our recognized revenue.

Revenues. Since the first quarter of 2006, our revenue (excluding contract revenue) has remained relatively constant. One key trend related to our software solutions revenue is our recognition from backlog versus new software solutions bookings. In 2005 and 2006 our total software solutions revenue consistently exceeded our new software solutions bookings, thereby reducing our backlog, as indicated in the table below. Our lower software solutions backlog entering 2007 resulted in lower software solutions revenue in the first six months of 2007 versus the comparable period in 2006. The trend in backlog is important to monitor as it illustrates that we are recognizing software solutions revenue at a rate greater then we are generating new software solutions bookings.

	Year Ended		Six Months Ended
	December 31, 2005	December 31, 2006	June 30, 2006	June 30, 2007
Additions to Backlog:
Software Solutions Bookings	$36,433	$49,540	$24,248	$26,243
Platform Technology/Source Code Bookings	10,000	10,480	10,480	—

Net Additions to Backlog	46,433	60,020	34,728	26,243
Less: Software Solutions Revenue Recognized	89,937	76,243	32,310	24,845

Increase/(Decrease) in Backlog	$(43,504)	$(16,223)	$2,418	$1,398

Our product and service offerings have changed in recent years in response to market demands as well as the introduction of new technology and products. We are transitioning to being a solutions-oriented provider, and accordingly have experienced a shift to a greater mix of services revenue versus software solutions revenue. These changes impact the mix of revenues we generate as well as the proportion of revenue recognized at the time of booking versus over time. We now expect that over time a higher proportion of our software solutions revenue will be recognized under a percentage of completion basis or subscription basis, rather than being recognized in the period the booking is signed.

Bookings that do not include essential services and are not recurring in nature are generally recognized as revenue in the same period the bookings are signed, unless there are concerns about collectibility which leads us to defer such recognition until receipt of payment. However, we have transitioned our offerings toward licensing “New Generation Solutions,” which generally require essential services and are recognized on a percentage of completion basis as the essential services are performed. Our “Recurring items” category of software solutions revenue includes: subscription arrangements which provide access to our current and future products over a contractually stated term, hosted offerings such as FreightMatrix, managed services arrangements such as Vendor Managed Inventory and short duration term licenses. Over time, the increasing proportion of revenues recognized under percentage of completion and our recurring items may reduce quarterly variability in software solutions revenues, since these revenues are recognized over time and are less dependent on the timing of signing of license transactions. There are still variations that occur under percentage of completion accounting and with recurring items based on the amount of deferred revenue that carries over from quarter to quarter, together with contractually stated milestones in our agreements that could result in our working on a particular project and incurring related costs, but not recognizing revenue in a fiscal period due to not meeting milestones. There are also certain situations that require us to account for projects on the completed contract method, including when a third party is the primary implementer of the solution.

In the first quarter of 2006, we began hiring more services personnel based on our view of the demand for our services and our existing backlog. In addition to deriving increased services revenue from the increased headcount, we have also increased the billability of our services personnel, and have been successful at strategically placing certain of our research and development staff on billable services projects when their skill sets are appropriate. These factors and their impact on current and prior period results are described in more detail below in the section entitled, “Analysis of Current Period Financial Results.”

Although maintenance revenues have been declining in recent quarters, in the second quarter of 2007 our maintenance revenue increased sequentially from the first quarter of 2007. Maintenance revenues on new software licenses have not been sufficient to offset the normal periodic decline in maintenance resulting from customers who renew at a lower dollar amount, or who decide not to renew. We are actively attempting to put programs in place that demonstrate the value of maintenance to our customers in efforts to prevent further declines in this revenue type.

Cash flow and liquidity. Our working capital was approximately $39.0 million at June 30, 2007. This has improved substantially from the $17.4 million balance at December 31, 2006 and the ($19.9) million deficit at March 31, 2006. The chart below shows the components of our working capital and the percentage changes from period to period for the quarterly periods beginning March 31, 2006. The positive trend in our working capital reflects the our positive cash flow from operations, retirement of the remaining 5.25% convertible subordinated notes in December 2006 and the continued decline in our deferred revenue. We provide more discussion in Liquidity and Capital Resources, below.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Total cash	$115,130	$133,635	$130,053	$114,045	$108,493	$117,271
Accounts receivable	22,732	22,845	26,461	25,677	25,491	26,294
Other current assets	18,684	16,483	15,339	9,231	10,749	8,330

Total current assets	156,546	172,963	171,853	148,953	144,733	151,895

Current liabilities	58,928	56,337	59,865	57,538	41,980	40,559
Deferred revenue	93,678	103,487	89,105	74,047	70,468	72,287
Current portion long-term debt	23,860	21,848	21,848	—	—	—

	176,466	181,672	170,818	131,585	112,448	112,846

Working capital	$(19,920)	$(8,709)	$1,035	$17,368	$32,285	$39,049

Dollar change from perious period		$11,211	$9,744	$16,333	$14,917	$6,764

We closely monitor our projected bookings and expenses and the associated cash flows and attempt to adjust our expenses to remain cash flow positive from operations on an annual basis. We also monitor our cash levels as compared to the principal amount of our debt to maintain sufficient liquidity above the debt amount. Although our outstanding indebtedness is comprised of convertible notes, the notes require “net share settlement,” under which the principal amount is required to be settled in cash upon conversion, with any conversion premium settled in shares of common stock. Absent a change in control or a fundamental change, as defined in the debt agreement, the earliest the debt holders can effect a conversion is May 2008 and is dependent upon our stock price being above certain levels. We also maintain a letter of credit line, and have evaluated other alternatives such as lines of credit to provide liquidity. However, based on our current cash levels, we presently believe the cost of those alternatives are excessive relative to our current liquidity needs.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the second quarter of 2007 to our critical accounting policies as we described in our 2006 Annual Report on Form 10-K.

In addition to the critical accounting policies described in our Form 10-K, we believe it is important to further describe the accounting areas that involve the use of significant judgments and estimates.

Revenue Recognition

Software solutions revenue – SOP 97-2 – The recognition of revenue under SOP 97-2 requires us to make judgments concerning whether the services associated with the license, if any, are considered “essential” to the licensed functionality. If they are deemed essential, revenue cannot be recognized under SOP 97-2, but rather is required to be recognized under SOP 81-1. During 2003, we implemented formal processes for evaluation of each of our licensed products to determine whether they can be implemented without essential services, and are therefore considered eligible for recognition under 97-2. We also implemented processes, including internal representations from sales, services and research and development personnel, to evaluate each transaction that is comprised solely of products that are eligible under SOP 97-2 to determine whether there are specific requirements or commitments associated with the licensed functionality that would require recognition under SOP 81-1. We are also required to assess the existence of vendor specific objective evidence (“VSOE”) of fair value for undelivered elements in agreements recognized under SOP 97-2, which for our arrangements commonly include implementation services and maintenance. If we lose our ability to demonstrate VSOE for undelivered elements, the timing of recognition of transactions under SOP 97-2 will change.

Software solutions revenue – SOP 81-1 and Services revenue – A significant portion of these revenues pertain to projects recognized under the percentage of completion method of SOP 81-1, which requires that we make estimates about the number of hours required and the amount of fees to be received to periodically assess the progress to completion of a particular project. We are also required as a prerequisite for using percentage of completion to assess whether we have the ability to reliably estimate the hours and fees for each project.

Collectibility. All of our revenues are subject to our assessment of the probability of collection of the underlying fees. The revenue type that is most susceptible to collection risk is software solutions revenue recognized under SOP 97-2, since the revenue is generally recognized up-front upon delivery of the software, and payment is usually due approximately 30 to 60 days after recognition. To address our collection risk, we have reviewed our collection history and determined that for certain countries, particularly in the Greater Asia Pacific region and in certain of the developing countries within Europe, that we will only recognize our license revenues under SOP 97-2 on a cash received basis. For our other revenue types, which are recurring in nature in that they occur over several months, we have a policy in place whereby we review customers that have invoices that are overdue by more than 30 days and we begin deferring recognition of revenue for customers that become delinquent in their payment. This policy prevents us from continuing to recognize revenue related to an implementation or maintenance arrangement when payments are late, and it therefore appears that collection is not reasonably assured. Our policies and procedures in this area have resulted in minimizing our bad debt expense since we are diligent in our evaluation of collectibility risk prior to recognizing revenue.

Stock compensation expense

As disclosed in our footnotes, the valuation of stock compensation expense is based on several variables that are inputs to the Black Scholes model. Although these involve a level of judgment, the most critical judgment involved in this area involves the estimation of the impact of forfeitures. Under FAS 123(R), we are required to estimate the impact of forfeitures of stock options, and reduce our expenses based on those estimates. We calculate our monthly forfeiture rates, annualize the amount and apply the resulting amount as a reduction of current period expense. We are then required to regularly evaluate our actual forfeiture experience and make periodic adjustments to expense as needed.

In February 2007, we made a grant of Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. In addition to estimating the potential impact of forfeitures on this grant, we are also required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable.

Taxes

We operate directly and indirectly in numerous countries and are subject to the tax laws, rules and regulations of those jurisdictions. Positions we take in our tax filings are subject to scrutiny by the local country tax authorities and, to the extent, it affects our domestic tax position, the Internal Revenue Service. Determining the appropriate tax treatment of complicated issues involves the use of significant judgment and estimates and such judgment and estimates may not be agreed to by the relevant taxing authority and may require extensive discussions and negotiations to resolve these matters. We accrue tax expense in an amount at which we believe an issue may be ultimately resolved in a manner differently from the position taken in our tax filings. The amount of our accrued tax expense for a particular matter may be significantly different from that determined upon the ultimate resolution of the issue. It is also possible that a tax issue may arise of which we were unaware and no accrual was made. In both cases, adjustments to income tax expense in the relevant reporting period may be material.

We expect tax expense variability to increase as a result of the implementation of FIN 48, which was effective January 1, 2007.

Accrued Expenses

We are required to use judgment in estimating amounts recorded as accrued expenses. Such estimates include our assessment of estimated losses resulting from claims and legal proceedings. We record a liability if our assessments indicate that the likelihood of an unfavorable outcome is probable and the related cost can be reasonably estimated.

Analysis of Current Period Financial Results

Summary of Second Quarter 2007 Results

•	Total revenue increased $0.3 million from the same period in 2006

•	Total costs and expenses increased $1.6 million from the same period in 2006

•	Net income applicable to common stockholders was $1.6 million compared to $2.0 million in the same period in 2006

•	Diluted earnings per share was $0.06 versus $0.08 from the same period in 2006

•	Cash provided by operations was approximately $11.6 million for the quarter ended June 30, 2007

•	Total bookings were approximately $75.0 million

Revenues

We derive revenues from licenses of our software and related services, which include assistance in implementation, integration, customization, training, consulting and maintenance.

We recognize revenue for software and related services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and SAB 103, “Update of Codification of Staff Accounting Bulletins,” and SEC Staff Accounting Bulletin “Topic 13, Revenue Recognition”.

Software solutions. Software solutions revenue includes core license revenue, recurring license revenue, and fees received to develop the licensed functionality. We recognize these revenues under SOP 97-2 or SOP 81-1 based on our evaluation of whether the associated services are essential to the licensed software as described within SOP 97-2. If the services are considered essential, revenue is generally recognized on a percentage of completion basis under SOP 81-1. Services are considered essential to the software when they involve significant modifications or additions to the software features and functionality. In addition, we have several subscription and other recurring revenue transactions, which are recognized ratably over the life of each contract.

Services. Services revenue is primarily derived from fees for services that are not essential to the software, including implementation, integration, consulting and training, and is generally recognized when services are performed. In addition, services revenue may include fees received from arrangements to customize or enhance previously purchased licensed software, when such services are not essential to the previously licensed software. Services revenue also includes reimbursable expense revenue, with the related costs of reimbursable expenses included in cost of services.

Maintenance. Maintenance revenue consists of fees generated by providing support services to customers, such as telephone support, and unspecified upgrades/enhancements on a when-and-if available basis. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Contract Revenue. As explained above, we do not consider contract revenue an indication of the current performance of our business. We collected the cash in prior periods and recorded the revenue as we fulfilled the contract obligations. Deferred contract revenue was zero at June 30, 2007.

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2007 and June 30, 2006. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2007	Percent of Revenue	Three Months Ended June 30, 2006	Percent of Revenue
SOP 97-2 recognition	$3,180	5%	$5,630	9%
SOP 81-1 recognition	2,552	4%	4,646	7%
Recurring items	5,680	9%	5,112	8%

Total software solutions	11,412	18%	15,388	24%
Services	31,553	48%	26,143	40%
Maintenance	22,018	34%	23,120	36%
Contract	—	—	33	—

Total revenues	$64,983	100%	$64,684	100%

The following table sets forth the change in our different revenue categories on a dollar and percentage basis. Explanations for the changes are provided below the table.

	Change 2007 versus 2006
	3 months ended June 30,
	$ Change	% Change
SOP 97-2 recognition	$(2,450)	-44%
SOP 81-1 recognition	(2,094)	-45%
Recurring items	568	11%

Total software solutions	(3,976)	-26%
Services	5,410	21%
Maintenance	(1,102)	-5%
Contract	(33)	-100%

Total revenues	$299	—

Total software solutions revenue decreased $4.0 million for the three months ended June 30, 2007 compared to the same period in 2006. Overall we experienced lower software solutions revenue in the three months ended June 30, 2007 due to less current period bookings being recognized as revenue and a lower number and smaller size of projects being recognized under percentage of completion accounting, when compared to the same period in 2006. The components of the changes in software solutions is explained below. See the discussion above entitled “Backlog and Deferred revenue” for information related to how backlog impacts current period revenue.

The primary cause of the decline in revenue recognized under SOP 97-2 for the three months ended June 30, 2007 is due to the recognition in the three months ended June 30, 2006 of $2.1 million related to an agreement signed in 2001 that was pending resolution of a customer claim, that was not repeated in the comparable period of 2007. During the three months ended June 30, 2007 we recognized revenue related to 20 contracts at an average of $0.2 million per contract compared to 21 contracts an average of $0.3 million per contract in the comparable period of 2006.

The primary cause of the decline in revenue recognized under SOP 81-1 for the three months ended June 30, 2007 is due to a decline in the number and size of projects generating revenue as compared to the same period in 2006, due primarily to the continued decline in our backlog. Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in both current and prior periods. During the three months ended June 30, 2007 we recognized revenue under 13 projects at an average of $0.2 million per project compared to 15 projects at an average of $0.3 million in the comparable period of 2006. See the discussion above entitled “Backlog and Deferred revenue” for information related to how backlog impacts current period revenue.

The increase in revenue from recurring items for the three months ended June 30, 2007 was primarily driven by the signing of a significant subscription transaction in the third quarter of 2006. This increase is partially offset by the renewal of two Supply Chain Leader transactions, one at a lower renewal rate and one that was determined to be, in substance, a maintenance renewal and is now being classified as such.

The 21% increase in services revenue for the three months ended June 30, 2007 was primarily driven by an increase in billable hours of 16%. The increase in billable hours is related to our increased hiring of services personnel that began in the first quarter of 2006. Services revenue is dependent upon a number of factors, including:

•	the number and value of services transactions booked during the current and preceding periods,

•	the number and availability of service resources actively engaged on billable projects,

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off, and

•	the timing of cash payments when collectibility is uncertain

The decrease in maintenance revenue for the three months ended June 30, 2007 resulted from customers not renewing their maintenance agreements or customers renewing on less favorable terms, with such decreases not being offset by initial maintenance agreements. Maintenance revenue varies from period to period based on several factors, including:

•	initial maintenance from new Software Solutions bookings,

•	the timing of negotiating and signing maintenance renewals,

•

completing a renewal several months into the annual maintenance period resulting in a one-time catch up for the period that maintenance services were performed prior to signature of the contract. A similar catch-up of revenue occurs due to the timing of cash receipts for cash basis customers when cash is not received until several months into the maintenance period,

•	renewals that occur on less favorable terms than in the prior period, and

•	customers that do not renew their maintenance agreements.

The following table set forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2007 and June 30, 2006. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Six Months Ended June 30, 2007	Percent of Revenue	Six Months Ended June 30, 2006	Percent of Revenue
SOP 97-2 recognition	$5,785	4%	$12,041	9%
SOP 81-1 recognition	7,457	6%	9,725	8%
Recurring items	11,603	9%	10,544	8%

Total software solutions	24,845	19%	32,310	25%
Services	60,248	46%	50,017	39%
Maintenance	43,027	33%	46,335	36%
Contract	2,450	2%	66	—

Total revenues	$130,570	100%	$128,728	100%

The following table sets forth the change in our different revenue categories on a dollar and percentage basis. Explanations for the changes are provided below the table.

	Change 2007 versus 2006
	6 Months Ended June 30,
	$ Change	% Change
SOP 97-2 recognition	$(6,256)	-52%
SOP 81-1 recognition	(2,268)	-23%
Recurring items	1,059	10%

Total software solutions	(7,465)	-23%
Services	10,231	20%
Maintenance	(3,308)	-7%
Contract	2,384	3612%

Total revenues	$1,842	1%

Total software solutions revenue decreased $7.5 million for the six months ended June 30, 2007 compared to the same period in 2006. Overall we experienced lower software solutions revenue in the six months ended June 30, 2007 due to less current period bookings being recognized as revenue and a lower number and smaller size of projects being recognized under percentage of completion accounting, when compared to the same period in 2006. The components of the changes in software solutions is explained below. See the discussion above entitled “Backlog and Deferred revenue” for information related to how backlog impacts current period revenue.

The primary cause of the decline in revenue recognized under SOP 97-2 for the six months ended June 30, 2007 is due to the recognition in the six months ended June 30, 2006 of $2.1 million related to a contract signed in 2001 that was pending resolution of a customer claim, that was not repeated in the comparable period of 2007. In addition we experienced a decrease of revenue recognized from prior period bookings of $3.3 million and a decrease of $1.0 million of revenue recognized from current period bookings when compared to the same period in 2006. During the six months ended June 30, 2007 we recognized revenue related to 36 contracts at an average of $0.2 million per contract compared to 42 contracts an average of $0.3 million per contract in the comparable period of 2006.

The primary cause of the decline in revenue recognized under SOP 81-1 for the six months ended June 30, 2007 is due to a decline in the number and size of projects generating revenue as compared to the same period in 2006, due primarily to the continued decline in our backlog. Revenue recognized under SOP 81-1 relates to work performed and milestones met during the applicable period on projects booked in prior periods. During the six months ended June 30, 2007 we recognized revenue under 25 projects at an average of $0.3 million per project compared to 26 projects at an average of $0.4 million per project in the comparable period of 2006. See the discussion above entitled “Backlog and Deferred revenue” for information related to how backlog impacts current period revenue.

The increase in revenue from recurring items for the six months ended June 30, 2007 was primarily driven by the signing of a significant subscription transaction in the third quarter of 2006. This increase is partially offset by the renewal of two Supply Chain Leader transactions, one at a lower renewal rate and one that was determined to be, in substance, a maintenance renewal and is now being classified as such.

The 20% increase in services revenue for the six months ended June 30, 2007 is reflective of our increased hiring of services personnel, which began in the first quarter of 2006, and resulted in an increase in billable hours of approximately 20%.

The decrease in maintenance revenue during the six months ended June 30, 2007 resulted from customers not renewing their maintenance agreements or customers renewing on less favorable terms, with such decreases not being offset by initial maintenance agreements.

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $28.0 million, or 43% of total revenue, in the three months ended June 30, 2007 compared to $29.3 million, or 45% of total revenue, in the same period in 2006, and totaled $55.5 million, or 43% of total revenue, in the six months ended June 30, 2007 compared to $58.5 million, or 45% of total revenue, in the same period in 2006. International revenue remained relatively consistent, as a percentage of total revenue, in the three-month and six-month periods ended June 30, 2007 and June 30, 2006.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2007 and June 30, 2006. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2007	Gross Margin	Three Months Ended June 30, 2006	Gross Margin
Software solutions	$2,175	81%	$2,447	84%
Services and maintenance	27,267	49%	24,376	51%
Amortization of acquired technology	6	—	—	—

Total cost of revenues	$29,448		$26,823

The following table sets forth the change in our different cost of revenue categories on a dollar and percentage basis. Explanations for the changes are provided below the table.

	Change 2007 versus 2006
	3 months ended June 30,
	$ Change	% Change
Software solutions	$(272)	-11%
Services and maintenance	2,891	12%
Amortization of acquired technology	6	—

Total cost of revenues	$2,625	10%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

The decrease in costs of software solutions for the three-month period ended June 30, 2007 primarily relates to a decrease in the number of hours worked on projects requiring essential services, which is reflected in our lower software solutions revenues for the 2007 period.

Cost of services and maintenance. These costs consist of expenses associated with the delivery of non-essential services, support services, such as telephone support, and unspecified upgrades/enhancements provided on a when-and-if-available basis.

The increase in cost of services and maintenance for the three-month period ended June 30, 2007 is primarily related to increased services personnel to support our growing services business. Average services and maintenance headcount increased 12% for the three months ended June 30, 2007 as compared to the same period in 2006. For the three months ended June 30, 2007 employee-related costs increased $1.8 million and travel and entertainment expense increased of $0.3 million, as compared to the same period in 2006.

Amortization of Acquired Technology. In connection with our business acquisitions, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers.

	Six Months Ended June 30, 2007	Gross Margin	Six Months Ended June 30, 2006	Gross Margin
Software solutions	$4,649	81%	$5,850	82%
Services and maintenance	54,047	48%	47,846	50%
Amortization of acquired technology	12	—	—	—

Total cost of revenues	$58,708		$53,696

The following table sets forth the change in our different cost of revenue categories on a dollar and percentage basis. Explanations for the changes are provided below the table.

	6 Months Ended June 30,
	$ Change	% Change
Software solutions	$(1,201)	-21%
Services and maintenance	6,201	13%
Amortization of acquired technology	12	—

Total cost of revenues	$5,012	9%

The decrease in costs of software solutions for the six-month period ended June 30, 2007 primarily relates to a decrease in the number of hours worked on projects requiring essential services, which is reflected in our lower software solutions revenues for these periods.

The increase in cost of services and maintenance for the six-month period ended June 30, 2007 is primarily related to increased services personnel to support our growing services business. Average services and maintenance headcount increased 12% for the six months ended June 30, 2007 as compared to the same period in 2006. For the six-month period ended June 30, 2007, employee-related costs increased $4.1 million and travel and entertainment increased $0.7 million, as compared to the same period in 2006.

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

	Three Months Ended June 30, 2007	Percent of Revenue	Three Months Ended June 30, 2006	Percent of Revenue
Sales and marketing	$12,957	20%	$12,573	19%
Research and development	8,750	13%	8,932	14%
General and administrative	10,549	16%	11,843	18%
Amortization of intangibles	25	—	—	—
Restructuring charges and adjustments	(49)	—	(95)	—

Total operating expenses	$32,232		$33,253

The following table sets forth the change in our different operating expense categories on a dollar and percentage basis. Explanations for the changes are provided below the table.

	Change 2007 versus 2006
	3 months ended June 30,
	$ Change	% Change
Sales and marketing	$384	3%
Research and development	(182)	-2%
General and administrative	(1,294)	-11%
Amortization of intangibles	25	—
Restructuring charges and adjustments	46	48%

Total operating expenses	$(1,021)	-3%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three-month period ended June 30, 2007, average sales and marketing head count increased 3% compared to the same period in 2006 resulting in a corresponding increase in expense.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. Our average headcount remained relatively consistent during the periods presented as reflected by the consistent level of expense.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. For the three-month period ended June 30, 2007 average general and administrative head count increased 3%, compared to the same period in 2006. General and administrative expense for the three months ended June 30, 2007 decreased due to a decline in legal expense of $1.7 million partially offset by increases in employee-related costs of $0.8 million, compared to the same period in 2006.

Amortization of Intangible Assets and Impairment of Intangible Assets. From time to time, we have sought to enhance our product offerings through technology and business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Intangible assets are amortized over their estimated useful lives, while goodwill is only written down if it is deemed to be impaired.

Restructuring Expense. The expense for the periods presented reflects adjustments to the accrual based on changes in estimates.

	Six Months Ended June 30, 2007	Percent of Revenue	Six Months Ended June 30, 2006	Percent of Revenue
Sales and marketing	$24,654	19%	$23,669	18%
Research and development	17,555	13%	17,879	14%
General and administrative	20,928	16%	25,381	20%
Amortization of intangibles	28	—	—	—
Restructuring charges and adjustments	(75)	—	(145)	—

Total operating expenses	$63,090		$66,784

The following table sets forth the change in our different operating expense categories on a dollar and percentage basis. Explanations for the changes are provided below the table.

	Change 2007 versus 2006
	6 Months Ended June 30,
	$ Change	% Change
Sales and marketing	$985	4%
Research and development	(324)	-2%
General and administrative	(4,453)	-18%
Amortization of intangibles	28	—
Restructuring charges and adjustments	70	48%

Total operating expenses	$(3,694)	-6%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the six-month period ended June 30, 2007, average sales and marketing head count increased 6% , compared to the same period in 2006. Sales and marketing expense for the six months ended June 30, 2007 increased primarily due to increases in travel and entertainment costs of $0.4 million and employee-related costs of $0.2 million compared to the comparable period in 2006.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. Our average headcount remained relatively consistent during the periods presented as reflected by the consistent level of expense.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. For the six-month period ended June 30, 2007 average general and administrative head count increased 3% compared to the same period in 2006. General and administrative expense for the six months ended June 30, 2007 decreased due to a decline in legal expense of $3.4 million partially offset by an increase in employee-related costs of $1.7 million, compared to the same period in 2006.

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

Restructuring Expense. The expense for the periods presented reflects adjustments to the accrual, based on changes in estimates.

Non-operating (expense) income, net

Non-operating (expense) income, net, was as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Interest income	$1,302	$1,172
Interest expense	(1,236)	(1,532)
Realized gains (losses) on investments, net	—	6
Foreign currency hedge and transaction losses, net	(74)	177
Other expense, net	(231)	(333)

Total non-operating expenses, net	$(239)	$(510)

Total non-operating expense, net decreased $0.3 million for the three months ended June 30, 2007 as compared to the same period in 2006.

Interest income increased in the three-month period ended June 30, 2007 compared to the same period in 2006 due to higher interest rates earned on invested balances. The average rate earned for the three months ended June 30, 2007 increased 66 basis points. This increase was partially offset by lower average balances of invested funds. For the three months ended June 30, 2007 average funds invested decreased 4%.

Interest expense decreased for the three-month period ended June 30, 2007 as compared to the same period in 2006 due to lower debt levels following the retirement of our remaining 5.25% convertible subordinated notes in December 2006.

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

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest income	$2,648	$2,218
Interest expense	(2,476)	(3,072)
Realized gains (losses) on investments, net	—	591
Foreign currency hedge and transaction losses, net	(191)	(39)
Other expense, net	(553)	(51)

Total non-operating expenses, net	$(572)	$(353)

Total non-operating expense, net increased $0.2 million for the six months ended June 30, 2007 as compared to the same period in 2006.

Interest income increased in the six- month period ended June 30, 2007 compared to the same periods in 2006 due to higher interest rates earned on invested balances. The average rate earned for the six months ended June 30, 2007 increased 98 basis points. This increase was partially offset by lower average balances of invested funds. For the six months ended June 30, 2007 average funds invested decreased 6%.

Interest expense decreased for the six-month period ended June 30, 2007 as compared to the same period in 2006 due to lower debt levels following the retirement of our remaining 5.25% convertible subordinated notes in December 2006.

Other expense net increased approximately $0.5 million for the six-month period ended June 30, 2007 as compared to the same period in 2006. Included in this change is the impact of $0.4 million of sales tax refunds received in the first quarter of 2006.

Provision for Income Taxes

We recognized income tax expense of approximately $0.7 million for the three months ended June 30, 2007 and $1.3 million for the three months ended June 30, 2006, representing effective income tax rates of 24.1% and 31.6%, respectively. Factors that affect income tax expense include, among others, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $1.0 million for the three months ended June 30, 2007 and $0.8 million for the three months ended June 30, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended June 30, 2007 and June 30, 2006, as well as the six months ended June 30, 2007 and June 30, 2006, differ from the U.S. statutory rate primarily due to changes in our valuation allowance. In addition, income tax expense for the three months ended June 30, 2007 includes a benefit of approximately $0.8 million related to the favorable resolution of a tax examination in the United Kingdom.

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

Contractual Obligations

During the three-month period ended June 30, 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2006 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $39.0 million at June 30, 2007 compared to $17.4 million at December 31, 2006, an improvement of $21.7 million or 125%. The improvement resulted from an $18.7 million decrease in current liabilities (comprised of decreases of $7.3 million in accrued compensation and related expenses, $5.3 million in accrued liabilities, $4.4 million in accounts payable and $1.8 million in deferred revenue) and an increase of $2.9 million in current assets (comprised of an increase of $3.2 million in cash, including restricted cash, and an increase of $0.6 million in accounts receivable, partially offset by a decrease of $0.9 million in other current assets).

Our working capital balance at June 30, 2007 and December 31, 2006 included deferred revenue. At June 30, 2007 and December 31, 2006, we had approximately $72.3 million and $74.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $1.6 million during the six months ended June 30, 2007. This increase is the result of $5.1 million of cash provided by operating activities and $1.7 million of cash provided by financing activities, partially offset by $5.0 million of cash used in investing activities.

During the six months ended June 30, 2007, cash provided by operating activities was approximately $5.1 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis. Based on the timing of license bookings and maintenance renewals as well as working capital changes, cash flow from operations is typically seasonally stronger in the second and fourth quarters.

Cash used in investing activities was approximately $5.0 million during the six months ended June 30, 2007. We had cash outflows related to investing activities consisting of a business acquisition of $2.1 million, an increase in restricted cash of $1.7 million and purchases of property, plant and equipment of $1.2 million.

During the six months ended June 30, 2007, cash provided by financing activities was approximately $1.7 million. We had cash inflows from financing activities of $3.0 million consisting of the proceeds from the issuance of common stock upon the exercise of stock options and under our employee stock purchase plan, partially offset by cash outflows of $1.3 million from the scheduled dividend paid on our outstanding preferred stock.

At June 30, 2007, we had a net cash balance of $33.1 million compared to a net cash balance of $30.2 million at December 31, 2006. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year on the face amount of any outstanding letters of credit and 0.15% per year on the average daily-unused amount of the line. Under this line, we are required to maintain restricted cash in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of June 30, 2007, $3.9 million in letters of credit were outstanding under this line and $5.1 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at June 30, 2007. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 43% for the three-month and six-month periods ended June 30, 2007 and 45% for the three-month and six-month periods ended June 30, 2006. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses are denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S.

Dollar (USD), the resulting impact on our consolidated USD expenses can be significant. The INR appreciated by approximately 7% against the USD during the quarter ended June 30, 2007, which resulted in increased expenses of approximately $0.4 million in the quarter.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of June 30, 2007 and December 31, 2006, the weighted-average yield on time deposits and debt securities we held was 5.18%. If overall interest rates fell by 100 basis points in the third quarter of 2007, our interest income would decline approximately $0.3 million for the quarter, assuming investment levels consistent with June 30, 2007 levels.

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

Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

Other than as described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2006 Annual Report on Form 10-K.

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business.

In late July 2007, we began restructuring initiatives involving reducing our workforce in an effort to achieve our profitability objectives. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and adversely affect the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our restructuring and reorganization initiatives could harm our business, results of operations, cash flow and financial condition.

Chief Executive Officer Succession

Effective July 30, 2007, our Chief Executive Officer, Michael E. McGrath resigned and was replaced by an interim CEO, Pallab K. Chatterjee. Mr. Chatterjee has been our Executive Vice President, Solutions Operations and Chief Delivery Officer. Our Board of Directors is currently conducting a search for a permanent CEO. This transition to an interim CEO and then a permanent CEO could be a distraction to senior management, business operations and customers. The search for a permanent replacement could result in significant recruiting and relocation costs. If we fail to successfully attract and appoint a permanent, CEO with the appropriate level experience, we could experience harm in our business, results of operations, cash flow and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2007, we held an annual meeting of our stockholders for the following purpose:

1.	To elect Stephen P. Bradley and Richard L. Clemmer as Class I directors to serve until the annual stockholders’ meeting in 2010, and until their respective successors have been elected and qualified.

2.	To approve an amendment to our 1995 Stock Option/Stock Issuance Plan to restructure the automatic grant program for our non-employee Board members and effect certain other changes.

Mr. Bradley was elected with 18,095,613 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 372,852 common shares withholding their vote and 2,664,722 shares abstaining or broker non-votes. Mr. Clemmer was elected with 12,769,719 common shares voting for his election, all outstanding Series B preferred shares voting for his election, 5,698,747 common shares withholding their vote and 2,682,817 shares abstaining or broker non-votes. The terms of office of Harvey B. Cash, Michael E. McGrath and Lloyd G. Waterhouse, all Class II directors, and Sanjiv S. Sidhu and Jackson L. Wilson, Jr., both Class III directors, continued after the meeting

The proposal to approve an amendment to our 1995 Stock Option/Stock Issuance Plan to restructure the automatic grant program for our non-employee Board members and effect certain other changes was approved with 6,007,340 common shares voting for the proposal, all outstanding Series B preferred shares voting for the proposal, 6,353,532 common shares voting against the proposal, 72,747 common shares abstaining and 8,718,164 broker non-votes.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Pallab K. Chatterjee, Interim Chief Executive Officer (Principal Executive Officer) of i2.

31.2

—     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

32.1

—     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Pallab K. Chatterjee, Interim Chief Executive Officer (Principal Executive Officer) of i2.

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

i2 TECHNOLOGIES, INC.

August 9, 2007	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting and Financial Officer)