Form 10-Q
period 2007-09-30
I2 TECHNOLOGIES INC
filed 2007-11-06
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the Registrant had 21,432,748 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$114,621	$109,419
Restricted cash	6,388	4,626
Accounts receivable, net	28,576	25,677
Other current assets	9,061	9,231

Total current assets	158,646	148,953
Premises and equipment, net	8,475	10,691
Goodwill	16,684	14,760
Non-current deferred tax asset	9,178	8,060
Other non-current assets	7,630	7,605

Total assets	$200,613	$190,069

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,388	$11,283
Accrued liabilities	20,794	22,245
Accrued compensation and related expenses	14,882	24,010
Deferred revenue	65,350	74,047

Total current liabilities	107,414	131,585
Total long-term debt, net	84,296	83,822
Taxes payable	4,476	—

Total liabilities	196,186	215,407
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 105 issued and outstanding at September 30, 2007 and December 31, 2006	102,013	101,686
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,417 and 21,005 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	10,455,155	10,442,261
Accumulated other comprehensive income	9,321	2,398
Accumulated deficit	(10,562,067)	(10,571,688)

Net stockholders’ equity (deficit)	4,427	(25,338)

Total liabilities and stockholders’ equity (deficit)	$200,613	$190,069

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Software solutions	$10,522	$20,569	$35,367	$52,879
Services	33,365	27,007	93,613	77,023
Maintenance	22,571	23,745	65,598	70,080
Contract	—	33	2,450	99

Total revenues	66,458	71,354	197,028	200,081

Costs and expenses:
Cost of revenues:
Software solutions	2,066	3,271	6,715	9,121
Services and maintenance	27,420	25,156	81,467	73,002
Amortization of acquired technology	6	—	19	—
Sales and marketing	7,928	12,307	32,582	35,976
Research and development	8,224	8,818	25,779	26,698
General and administrative	9,264	15,252	30,192	40,634
Amortization of intangibles	25	—	53	—
Restructuring charges and adjustments	3,921	(103)	3,847	(248)

Total costs and expenses	58,854	64,701	180,654	185,183

Operating income	7,604	6,653	16,374	14,898

Non-operating (expense) income, net:
Interest income	1,413	1,553	4,061	3,771
Interest expense	(1,236)	(1,523)	(3,712)	(4,595)
Realized gains on investments, net	—	—	1	501
Foreign currency hedge and transaction losses, net	(107)	(207)	(298)	(245)
Other expense, net	(300)	(327)	(853)	(289)

Total non-operating expense, net	(230)	(504)	(801)	(857)

Income before income taxes	7,374	6,149	15,573	14,041
Income tax expense	2,057	1,595	3,655	4,906

Net income	$5,317	$4,554	$11,918	$9,135

Preferred stock dividend and accretion of discount	773	770	2,297	2,169

Net income applicable to common stockholders	$4,544	$3,784	$9,621	$6,966

Net income per common share applicable to common stockholders:
Basic	$0.18	$0.15	$0.37	$0.28
Diluted	$0.17	$0.15	$0.36	$0.27
Weighted-average common shares outstanding:
Basic	25,900	25,370	25,760	25,271
Diluted	26,541	25,892	26,827	25,770

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income applicable to common stockholders	$4,544	$3,784	$9,621	$6,966

Other comprehensive income:
Foreign currency translation adjustments	3,280	173	6,923	2,366

Total other comprehensive income	3,280	173	6,923	2,366

Total comprehensive income	$7,824	$3,957	$16,544	$9,332

See accompanying notes to condensed consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,918	$9,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,877	5,609
Stock based compensation	9,668	12,712
Gain on extinguishment of debt	—	(3)
Gain on sale of securities	—	(501)
Loss (gain) on disposal of equipment	251	(46)
Credit for bad debts charged to costs and expenses	(88)	(266)
Deferred income taxes	(26)	782
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,579)	6
Other assets	5,885	3,868
Accounts payable	(1,128)	(77)
Accrued liabilities	(2,415)	(7,518)
Accrued compensation and related expenses	(9,561)	(5,094)
Deferred revenue	(8,811)	(9,802)

Net cash provided by operating activities	7,991	8,805

Cash flows used in investing activities:
Restrictions placed on cash	(1,762)	(325)
Purchases of premises and equipment	(1,229)	(1,664)
Proceeds from sale of premises and equipment	24	143
Proceeds from sale of securities	—	501
Business acquisition	(2,124)	(569)

Net cash used in investing activities	(5,091)	(1,914)

Cash flows provided by financing activities:
Repurchase of debt	—	(3,149)
Proceeds from sale of convertible debt	—	7,500
Cash dividends paid - preferred stock	(1,307)	—
Payment of debt issuance costs	—	(483)
Net proceeds from common stock issuance from options and employee stock purchase plans	3,201	1,133

Net cash provided by financing activities	1,894	5,001

Effect of exchange rates on cash	408	181

Net change in cash and cash equivalents	5,202	12,073
Cash and cash equivalents at beginning of period	109,419	112,882

Cash and cash equivalents at end of period	$114,621	$124,955

Supplemental cash flow information
Interest paid	$2,156	$2,688
Income taxes paid (net of refunds received)	$3,411	$3,866
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$990	$2,169

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

Our application software is often bundled with other service offerings we provide, such as assistance in implementation, integration, customization, training, consulting and maintenance. Our offerings are designed to help customers better achieve the following critical business objectives:

Visibility – a clear and unobstructed view up and down the supply chain

Planning – supply chain optimization to match supply and demand considering system-wide constraints

Collaboration – interoperability with supply chain partners and elimination of functional silos

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

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of 2008. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

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

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are classified as available-for-sale and reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Short-term time deposits	9,771	$4,048
Commercial paper	—	86,376

	$9,771	$90,424

Due to volatility in the capital markets, beginning in the third quarter of 2007 we chose not to invest in commercial paper and instead invested in money market instruments. These money market instruments are reflected in cash and cash equivalents on our balance sheet. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Furthermore, we attempt to limit our restricted cash and cash balances held in foreign locations.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	86,250
Unamortized discount on 5% notes	(1,955)	(2,428)

Total debt	$84,296	$83,822

Capitalized debt issuance costs, net	$3,430	$4,203

We recorded capitalized debt issuance costs, net of accumulated amortization, in other non-current assets and are amortizing these costs over a five-year period, beginning in November 2005.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be included in additional paid in capital in the stockholders’ equity (deficit) portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes are recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount is being accreted as interest expense through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity.

4. Restructuring Charges and Adjustments

Restructuring Plans. In the third quarter of 2007, we implemented a restructuring plan eliminating approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. The third quarter 2007 charge was approximately $3.9 million, primarily related to severance costs. We expect to complete this restructuring in the fourth quarter of 2007. In previous periods, we implemented restructuring plans to reduce operating expenses. See Note 11, Restructuring Charges and Adjustments, in our Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a description of our previous restructuring plans.

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at September 30, 2007.

	Employee Severance and Termination		Office Closure and Consolidation		Total
	2007	2006	2007	2006	2007	2006
January 1,	$192	$234	$123	$1,343	$315	$1,577

Adjustments to 2001 and 2002 restructuring plans	(8)	—	(17)	(50)	(25)	(50)
Cash payments	—	(6)	(32)	(358)	(32)	(364)

Remaining accrual balance at March 31,	$184	$228	$74	$935	$258	$1,163

Adjustments to 2001 and 2002 restructuring plans	—	(36)	(49)	(59)	(49)	(95)
Cash payments	—	—	10	(294)	10	(294)

Remaining accrual balance at June 30,	$184	$192	$35	$582	$219	$774

Adjustments to 2001 and 2002 restructuring plans	—	—	(60)	(103)	(60)	(103)
2007 Plan expense	3,782	—	147	(112)	3,929	(112)
Cash payments	(3,364)	—	25	—	(3,339)	—

Remaining accrual balance at September 30,	$602	$192	$147	$367	$749	$559

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	21,352	20,822	21,212	20,760
Participating convertible preferred stock	4,548	4,548	4,548	4,511

Total common and common equivalent shares outstanding using two-class method - basic	25,900	25,370	25,760	25,271
Effect of dilutive securities:
Outstanding stock option and share right awards	624	522	954	499
Warrants associated with 5% debt	17	—	113	—

Weighted average common and common equivalent shares outstanding - diluted	26,541	25,892	26,827	25,770

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,313	1,537	1,013	1,481
Warrants	—	484	—	484
Convertible debt	—	23	—	24

Total anti-dilutive shares excluded from calculation	1,313	2,044	1,013	1,989

6. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This segment is supply chain management solutions, which is designed to help enterprises optimize business processes both internally and among trading partners.

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

Revenues are attributable to regions based on the locations of our customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$35,316	$43,149	$110,362	$113,388
International revenue:
Non-US Americas	1,811	2,379	5,118	8,952
Europe, Middle East and Africa	14,400	13,823	43,792	37,621
Greater Asia Pacific	14,931	12,003	37,756	40,120

Total international revenue	31,142	28,205	86,666	86,693

Total Revenue	$66,458	$71,354	$197,028	$200,081

International revenue as a percent of total revenue	47%	40%	44%	43%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	September 30, 2007	December 31, 2006
United States	$30,316	$30,224
Europe, Middle East, Africa	123	210
Greater Asia Pacific	2,350	2,622

Total Long Lived Assets	$32,789	$33,056

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred $0.1 million of such expenses during the three months ended September 30, 2007 and incurred approximately $4.0 million of such expenses during the three months ended September 30, 2006; we incurred approximately $0.2 million and $9.2 million of such expenses during the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

India Tax Assessments

We are under tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies and our qualification for a tax holiday, and have been assessed an aggregate of $7.0 million for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004. We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit, that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of these assessments and have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India, which provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries.

Pending resolution of these matters, we have paid $3.4 million of the assessed amount and have arranged for a $1.3 million bank guarantee in favor of the Indian government in respect of a portion of the balance. The bank guarantee is supported by a letter of credit issued in the United States and is reflected on our condensed consolidated balance sheet as restricted cash. We paid an additional $70,000 of the assessed amount as well as approximately $134,000 of interest in October 2007, and expect to arrange for a $1.9 million bank guarantee in respect of the remainder of the assessed amount later in the fourth quarter of 2007.

We expect the ultimate resolution of these matters will not exceed the tax contingency reserves we have established for them.

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

Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of services and maintenance	$537	$685	$1,854	$2,397
Sales and marketing	425	992	2,199	3,227
Research and development	721	950	2,325	3,295
General and administrative	639	1,156	3,290	3,793

Total	$2,322	$3,783	$9,668	$12,712

Included in stock-based compensation expense was restricted stock expense of $0.5 million and $0.3 million for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and $1.7 million and $0.5 million for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense. Based on our third quarter 2007 assessment, no compensation expense associated with these performance-based RSUs is reflected in our results of operations in the three-month period and nine-month period ended September 30, 2007.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options		ESPP		Stock Options		ESPP
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Expected term (years)	4	4	*	0.5	4	4	0.5	0.5
Volatility factor	0.70	0.87	*	0.68	0.81	0.93	0.32	0.59
Risk-free interest rate	4.15%	5.01%	*	4.93%	4.69%	4.85%	4.67%	4.77%
Dividend yield	0%	0%	*	0%	0%	0%	0%	0%

*	ESPP plan was discontinued during the second quarter of 2007.

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

We recognized income tax expense of approximately $2.1 million for the three months ended September 30, 2007 and $1.6 million for the three months ended September 30, 2006, representing effective income tax rates of 27.9% and 25.9%, respectively. Factors that affect income tax expense include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $0.6 million for the three months ended September 30, 2007 and $0.9 million for the three months ended September 30, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended September 30, 2007 and September 30, 2006, as well as the nine months ended September 30, 2007 and September 30, 2006, differ from the U.S. statutory rate primarily due to changes in our valuation allowance.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of our accumulated deficit.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization is recorded in income tax expense and totaled approximately $0.2 million for the three months ended September 30, 2007. Accrued interest and penalties were approximately $1.2 million and $1.8 million as of January 1, 2007 and September 30, 2007, respectively. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

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

During the fourth quarter of 2007, we plan to file amended state income tax returns related to adjustments made to our 1999-2001 federal taxable income as a result of our previous IRS examination, which was concluded in 2003 and had no material federal income tax effect. We believe we have fully accrued all state income tax liability, including potential interest and penalties, related to these filings. Upon filing the returns, the recorded tax liability will be reduced by the amount of taxes paid with the returns. We expect the state tax authorities will assess interest and potential penalties on the amended tax returns. Any difference between the ultimate income tax liability on the filed returns and our existing accrual will be recorded in the quarter in which the tax filings are ultimately resolved. It is not expected that such difference, if any, will be material.

As part of the process of preparing unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pre-tax income can impact our effective tax rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on, among other things, our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax controversies often involve complex issues across multiple jurisdictions and may require an extended period to resolve.

10. Subsequent Event

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former directors and officers, naming the company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson Jr., Robert L. Crandall, Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment in connection with the sale of Trade Service Corporation, a wholly-owned subsidiary of the company (“TSC”), to Anthony Dubreville (“Dubreville”) and other members of TSC management in 2005. The complaint states that the individual defendants caused the company to sell TSC to a group led by Dubreville in bad faith for a below-market price. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant directors and officers. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant directors and officers and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

Certain large stockholders have called for the public sale of the Company, and the Board of Directors of i2 has formed a Strategic Review Committee in connection with an ongoing review of i2’s management, operations and strategy. Continued pressure by activist stockholders for the sale of the Company , and/or the Company’s ongoing exploration of strategic options, could create distractions for our management, sales staff and other employees and create uncertainty in existing and potential customers regarding our ability to meet our contractual obligations. Such distractions and uncertainty could harm our business, results of operations, cash flow and financial condition.

•

We have recently implemented restructuring and reorganization initiatives. Failure to achieve the desired results of our restructuring and reorganization initiatives could harm our business, results of operations, cash flow and financial condition.

•

Effective July 30, 2007, our Chief Executive Officer resigned and we appointed an interim CEO. Failure to appoint a permanent CEO with the appropriate level of expertise could harm our business, results of operations, cash flow and financial condition.

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter. We may fail to meet analysts’ and investors’ expectations.

•

We experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006, and for each of the five years ended December 31, 2005. A failure to maintain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business, impair our ability to support our operations and adversely affect our liquidity.

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

•	If we are unable to develop and generate additional demand for our products, serious harm could result to our business.

•	We may not be competitive, and increased competition could seriously harm our business. Our focus on a solutions-oriented approach may not be successful.

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

Our application software is often bundled with other service offerings we provide, such as assistance in implementation, integration, customization, training, consulting and maintenance. Our offerings are designed to help customers better achieve the following critical business objectives:

Visibility – a clear and unobstructed view up and down the supply chain

Planning – supply chain optimization to match supply and demand considering system-wide constraints

Collaboration – interoperability with supply chain partners and elimination of functional silos

Control – management of data and business processes across the extended supply chain

Revenue Categories

We recognize revenue for software and our related service offerings in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and SAB 103, “Update of Codification of Staff Accounting Bulletins,” and SAB “Topic 13, Revenue Recognition.”

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

Services. Services revenue is primarily derived from fees for services that are not essential to the software, including implementation, integration, training and consulting, and is generally recognized when services are performed. In addition, services revenue may include fees received from arrangements to customize or enhance previously purchased licensed software, when such services are not essential to the previously licensed software. Services revenue also includes reimbursable expense revenue, with the related costs of reimbursable expenses included in cost of services.

Maintenance. Maintenance revenue consists of fees generated by providing support services, such as telephone support, and unspecified upgrades/enhancements on a when-and-if available basis. A customer typically prepays maintenance and support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the contract.

Contract Revenue. As explained in more detail below, we do not consider contract revenue to be an indication of the current performance of our business. We collected the cash associated with contract revenue in prior periods and recorded the revenue as we fulfilled the contract obligations. As of March 31, 2007, our deferred contract revenue balance was zero.

Transition to a Solutions-Oriented Provider

Our software and service offerings have changed in recent years in response to market demands as well as the introduction of new technology and products. We are transitioning our business approach to being a solutions-oriented provider, and accordingly have experienced a shift to a greater level of services revenue versus software solutions revenue.

In early 2006, we increased our hiring of services personnel based on our expectations regarding the demand for our services and our existing services backlog. In addition to generating increased services revenue from the increased headcount, we have also increased the billability of our services personnel and have been successful at strategically placing certain of our research and development staff on billable services projects when their skill sets are appropriate.

These changes impact the mix of revenues we generate. This affects our profitability because services will typically earn a lower margin than software solutions. These changes also influence the proportion of revenue recognized on a percentage of completion basis or subscription basis. We now expect that a higher proportion of our software solutions revenue will be recognized under a percentage of completion basis or subscription basis, rather than being recognized in the period the contract is signed.

Key Performance Indicators and Operating Metrics

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors offer suites of applications, while most offer solutions designed to target specific processes or industries. We believe our principal competitors continue to strengthen, in part based on consolidation within the industry. In addition, our shift to a more solutions-oriented approach, where services are more critical, increases our exposure to competition from offshore providers and consulting companies. All of these factors are creating pricing pressure for our software and service offerings. However, we believe our focus on a solutions-oriented approach that leverages our deep supply chain expertise differentiates us from our competitors.

In managing our business and reviewing our results, management focuses most intently on our revenue generation process, including bookings, backlog and operating revenue (total revenue excluding contract revenue), as well as our cash flow from operations and liquidity.

Bookings. We define bookings as the total value of non-contingent fees payable to the company pursuant to the terms of duly executed contracts. Bookings result in revenue as products are delivered or services are performed, and may reflect contracts from which revenue will be recognized over multi-year periods. Bookings do not include amounts subject to contingencies, such as optional renewal periods, amounts subject to a customer’s internal approvals, and amounts that are refundable for reasons outside of our standard warranty provisions. Because our revenues are recognized under several different accounting standards and thus are subject to period-to-period variability, we closely monitor our bookings as a leading indicator of future revenues and the overall performance of our business.

Total bookings for the three months ended September 30, 2007 and September 30, 2006 were $46.5 million and $56.4 million, respectively, a decline of 17.6% or $9.9 million. While third quarter bookings are typically the weakest of the year, bookings for the three months ended September 30, 2007 were below our expectations. We believe this was due to execution issues, our restructuring initiatives during the third quarter and public comments made by certain large stockholders regarding our competitive position and future direction. Total bookings for the nine months ended September 30, 2007 and September 30, 2006 were $183.0 million and $193.3 million, respectively, a decline of approximately 5.3% or $10.3 million. Unless we are able to generate bookings growth in the next several quarters, in the future our revenue will continue to decline.

Backlog. Backlog represents the balance of bookings that has yet to be recognized as revenue. The amount of backlog for which we have received payment is recorded as deferred revenue on our condensed consolidated balance sheet. We review our backlog to assess future revenue that may be recognized from bookings in previous fiscal periods. This review allows us to determine whether we are recognizing more or less revenue compared to the bookings in that period and whether our backlog is increasing or decreasing.

Revenue. In our internal analysis of revenue, we focus on operating revenue (total revenue excluding contract revenue). Contract revenue is the result of the recognition of certain revenue that was carried on our balance sheet as a portion of deferred revenue and was a result of our 2003 financial restatement. Inclusion of contract revenue in the evaluation of our performance would skew comparisons of our periodic results since recognition of that revenue was based on fulfillment of contractual obligations which often required only minimal cash outlays and generally did not involve any significant activity in the period of recognition. Additionally, the cash associated with contract revenue had been collected in prior periods. All remaining contract revenue was recognized by March 31, 2007, so it is not relevant to our on-going operations and we exclude it from comparisons to prior period results.

For the three months ended September 30, 2007 operating revenue (total revenue excluding contract revenue) was down 6.8% or $4.9 million compared to the same period in 2006, and for the nine months ended September 30, 2007 operating revenue was down 2.7% or 5.4 million compared to the same period in 2006. Our annual operating revenue was approximately $275 million, $294 million and $289 million in 2006, 2005 and 2004, respectively. We currently expect total operating revenue will be lower for the full year 2007 then it was in 2006. As part of our transition to being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue.

Software solutions revenue declined 48.8% or $10.0 million for the three months ended September 30, 2007 compared to the same period in 2006, and declined 33.1% or $17.5 million for the nine months ended September 30, 2007 compared to the same period in 2006. In 2005, 2006 and the nine months ended September 30, 2007 our total software solutions bookings were consistently lower then our software solutions revenue, thereby significantly reducing our backlog, as indicated in the table below. This has contributed to lower software solutions revenue in the three and nine months ended September 30, 2007 versus the comparable periods in 2006. This trend will continue unless we experience growth in software solutions bookings in the next several quarters.

			Nine Months Ended September 30, 2007
	December 31, 2005	December 31, 2006
Additions to Backlog:
Software Solutions Bookings	$36,433	$49,540	$32,682
Platform Technology/Source Code Bookings	10,000	10,480	500

Net Additions to Backlog	46,433	60,020	33,182
Less: Software Solutions Revenue Recognized	89,937	76,243	35,367

Increase/(Decrease) in Backlog	$(43,504)	$(16,223)	$(2,185)

Services revenue increased 23.5% or $6.4 million for the three months ended September 30, 2007 when compared to the same period in 2006, and increased 21.5% or $16.6 million for the nine months ended September 30, 2007 when compared to the same period in 2006. These increases are due to continual shifts in the demands of the market, changes in our sales approach and an increase in our services offerings. We expect services revenue to continue to be a larger percentage of our total revenue than it has been in previous years. Services revenue generally earns a lower margin than our other revenue types, although we have experienced significantly higher margins in our services business in 2007 compared to 2006 due to leverage and efficiency from the services platform.

Maintenance revenue declined 4.9% or $1.2 million for the three months ended September 30, 2007 when compared to the same period in 2006, and declined 6.4% or $4.5 million for the nine months ended September 30, 2007 when compared to the same period in 2006. Declines in maintenance revenue occur when customers fail to renew their maintenance agreements or renew them at a lower rates. Although we have put programs in place that demonstrate the value of maintenance to our customers, we expect maintenance revenue to continue to decline in the near term.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held in foreign subsidiaries.

While we experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006, and for each of the five years ended December 31, 2005, our operating cash flow for the nine months ended September 30, 2007 and September 30, 2006, was approximately $8.0 million and $8.8 million, respectively.

Our working capital was approximately $51.2 million at September 30, 2007, a substantial improvement from the $17.4 million balance at December 31, 2006 and the ($34.3) million deficit at December 31, 2005. The chart below shows the components of our working capital and the dollar changes from period to period for 2005, 2006 and the first three quarters of 2007.

	December 31, 2005	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Total cash	$117,655	$114,045	$108,493	$117,271	121,009
Accounts receivable	25,887	25,677	25,491	26,294	28,576
Other current assets, net	19,530	9,231	10,749	8,330	9,061

Total current assets	163,072	148,953	144,733	151,895	158,646

Current liabilities	72,538	57,538	41,980	40,559	42,064
Deferred revenue	99,870	74,047	70,468	72,287	65,350
Current portion long-term debt	25,000	—	—	—	—

Total current liabilities	197,408	131,585	112,448	112,846	107,414

Working capital	$(34,336)	$17,368	$32,285	$39,049	$51,232

Dollar change from previous period		$51,704	$14,917	$6,764	$12,183
Net cash	$16,964	$30,223	$24,513	$33,133	$36,713

In addition to assessing our liquidity based on operating cash flow and working capital, management also considers our cash balances and our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt. As the table above indicates, our cash position and net cash position has improved.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the third quarter of 2007 to the critical accounting policies we described in our 2006 Annual Report on Form 10-K. The accounting areas that involve the use of significant judgments and estimates are further described below.

Revenue Recognition

Software Solutions Revenue – SOP 97-2. The recognition of revenue under SOP 97-2 requires us to make judgments concerning whether the services associated with the license, if any, are considered “essential” to the licensed functionality. If they are deemed essential, revenue cannot be recognized under SOP 97-2, but rather is required to be recognized under SOP 81-1. During 2003, we implemented formal processes for evaluation of each of our licensed products to determine whether they can be implemented without essential services, and are therefore considered eligible for recognition under 97-2. We also implemented processes, including internal representations from sales, services and research and development personnel, to evaluate each transaction that is comprised solely of products that are eligible under SOP 97-2 to determine whether there are specific requirements or commitments associated with the licensed functionality that would require recognition under SOP 81-1. We are also required to assess the existence of vendor specific objective evidence (“VSOE”) of fair value for undelivered elements in agreements recognized under SOP 97-2, which for our arrangements commonly include implementation services and maintenance. If we lose our ability to demonstrate VSOE for undelivered elements, the timing of recognition of transactions under SOP 97-2 will change.

Software Solutions Revenue – SOP 81-1- and Services Revenue. A significant portion of these revenues pertain to projects recognized under the percentage of completion method of SOP 81-1, which requires that we make estimates about the number of hours required and the amount of fees to be received to periodically assess the progress to completion of a particular project. We are also required as a prerequisite for using percentage of completion to assess whether we have the ability to reliably estimate the hours and fees for each project.

Collectibility. All of our revenues are subject to our assessment of the probability of collection of the underlying fees. The revenue type that is most susceptible to collection risk is software solutions revenue recognized under SOP 97-2, since the revenue is generally recognized up-front upon delivery of the software, and payment is usually due approximately 30 to 60 days after recognition. To assess our collection risk, we have reviewed our collection history and determined that for certain countries, particularly in the Greater Asia Pacific region and in certain of the developing countries within Europe, we will only recognize our license revenues under SOP 97-2 on a cash received basis. For our other revenue types, which are recurring in nature in that they occur over several months, we have a policy in place whereby we review customers that have invoices that are overdue by more than 30 days and we begin deferring recognition of revenue for customers that become delinquent in their payment. This policy prevents us from continuing to recognize revenue related to an implementation or maintenance arrangement when payments are late, and it therefore appears that collection is not reasonably assured. Our policies and procedures in this area have resulted in minimizing our bad debt expense since we are diligent in our evaluation of collectibility risk prior to recognizing revenue.

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

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. On a quarterly basis, we estimate the potential impact of forfeitures on this grant and assess whether vesting is probable. Based on these assessments, we record the appropriate expense.

Taxes

We operate directly and indirectly in numerous countries and are subject to the tax laws, rules and regulations of those jurisdictions. Positions we take in our tax filings are subject to scrutiny by the local country tax authorities and, to the extent it affects our domestic tax position, the Internal Revenue Service. Determining the appropriate tax treatment of complicated issues involves the use of significant judgments and estimates; such judgments and estimates may not be agreed to by the relevant taxing authority, which may require extensive discussions and negotiations to resolve these matters. We accrue tax expense in an amount at which we believe an issue may be ultimately resolved in a manner differently from the position taken in our tax filings. The amount of our accrued tax expense for a particular matter may be significantly different from that determined upon the ultimate resolution of the issue. It is also possible that a tax issue may arise of which we were unaware and no accrual was made. In both cases, adjustments to income tax expense in the relevant reporting period may be material.

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

Analysis of Financial Results – Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Summary of Third Quarter 2007 Results

•	Total revenue decreased $4.9 million from the same period in 2006

•	Total costs and expenses decreased $5.8 million from the same period in 2006

•	Net income applicable to common stockholders was $4.5 million compared to $3.8 million in the same period in 2006

•	Diluted earnings per share were $0.17 versus $0.15 in the same period in 2006

•	Cash flow from operations was $2.9 million versus negative cash flow from operations of $3.3 million in the 2006 period

•	Total bookings were $46.5 million

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007 and September 30, 2006. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended		Three Months Ended		Change 2007 versus 2006
	September 30,	Percent of	September 30,	Percent of	Three months ended September 30
	2007	Revenue	2006	Revenue	$ Change	% Change
SOP 97-2 recognition	$1,897	3%	$3,359	5%	$(1,462)	-44%
SOP 81-1 recognition	3,199	5%	5,814	8%	(2,615)	-45%
Recurring items	5,426	8%	11,396	16%	(5,970)	-52%

Total Software solutions	10,522	16%	20,569	29%	(10,047)	-49%
Services	33,365	50%	27,007	38%	6,358	24%
Maintenance	22,571	34%	23,745	33%	(1,174)	-5%
Contract	—	—	33	—	(33)	-100%

Total revenues	$66,458	100%	$71,354	100%	$(4,896)	-7%

Software Solutions Revenue. Total software solutions revenue decreased 49% or $10.0 million for the three months ended September 30, 2007 compared to the same period in 2006. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the three months ended September 30, 2007 is the recognition in the three months ended September 30, 2006 of a $1.3 million agreement from backlog that was not repeated in the comparable period of 2007. During the three months ended September 30, 2007 we recognized revenue related to 14 contracts at an average of $0.1 million per contract compared to 13 contracts at an average of $0.3 million per contract in the comparable period of 2006.

The primary cause of the decline in revenue recognized under SOP 81-1 for the three months ended September 30, 2007 is a decline in the number and size of projects generating revenue as compared to the same period in 2006, due mainly to the continued decline in our backlog. Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in both current and prior periods. During the three months ended September 30, 2007 we recognized revenue related to 13 projects at an average of $0.2 million per project compared to 16 projects at an average of $0.4 million in the comparable period of 2006.

The decline in revenue from recurring items for the three months ended September 30, 2007 was primarily driven by the recognition of $5.2 million from a significant platform technology transaction in the three months ended September 30, 2006, which was not repeated in the comparable period of 2007. In addition, there was a decrease in revenue from two Supply Chain Leader transactions renewed in the second quarter of 2007, one at a lower renewal rate and one that was determined to be, in substance, a maintenance renewal and is now being classified as such.

Services Revenue. Services revenue increased 24% or $6.4 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of a 16% increase in revenue recognized per billable hour worked. Billable hours were relatively unchanged from the three months ended September 30, 2006. Services revenue is dependent upon a number of factors, including:

•	the number, value and rate per hour of services transactions booked during the current and preceding periods,

•	the number and availability of service resources actively engaged on billable projects,

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off, and

•	the timing of cash payments when collectibility is uncertain

Maintenance Revenue. Maintenance revenue decreased 5% or $1.2 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of customers renewing their maintenance agreements on less favorable terms, with such decreases not being offset by initial maintenance agreements with new customers. Maintenance revenue varies from period-to-period based on several factors, including:

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $31.1 million, or 47% of total revenue, in the three months ended September 30, 2007 compared to $28.2 million, or 40% of total revenue, in the same period in 2006.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2007 and September 30, 2006. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended		Three Months Ended		Change 2007 versus 2006
	September 30,	Gross	September 30,	Gross	Three months ended September 30
	2007	Margin	2006	Margin	$ Change	% Change
Software solutions	$2,066	80%	$3,271	84%	$(1,205)	-37%
Services and maintenance	27,420	51%	25,156	50%	2,264	9%
Amortization of acquired technology	6	—	—	—	6	—

Total cost of revenues	$29,492		$28,427		$1,065	4%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions decreased 37% or $1.2 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily because of a decrease in the number of hours worked on projects requiring essential services, which is reflected in our lower software solutions revenues for the 2007 period.

During the three months ended September 30, 2007 and September 30, 2006, the costs attributable to the performance of essential services related to software solutions projects recognized under SOP 81-1 was $0.8 million and $1.8 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services and Maintenance. These costs consist of expenses associated with the delivery of non-essential services, which includes support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of services and maintenance increased 9% or $2.3 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of increased services personnel to support our growing services business. Average services and maintenance headcount increased 4% for the three months ended September 30, 2007 as compared to the same period in 2006. For the three months ended September 30, 2007, employee-related costs associated with this expense category increased $1.9 million as compared to the same period in 2006.

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

	Three Months Ended		Three Months Ended		Change 2007 versus 2006
	September 30,	Percent of	September 30,	Percent of	Three months ended September 30
	2007	Revenue	2006	Revenue	$ Change	% Change
Sales and marketing	$7,928	12%	$12,307	17%	$(4,379)	-36%
Research and development	8,224	12%	8,818	12%	(594)	-7%
General and administrative	9,264	14%	15,252	21%	(5,988)	-39%
Amortization of intangibles	25	—	—	—	25	—
Restructuring charges and adjustments	3,921	6%	(103)	—	4,024	-3907%

Total operating expenses	$29,362		$36,274		$(6,912)	-19%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended September 30, 2007, average sales and marketing headcount decreased 17% compared to the same period in 2006. These headcount reductions primarily occurred at management levels, resulting in a 36% or $4.3 million decrease in sales and marketing expense (including a $2.1 million decrease in bonus expense, a $1.0 million decrease in commissions expense and a $0.9 million decrease in salary expense).

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. For the three months ended September 30, 2007, our average research and development headcount decreased 5% compared to the same period in 2006, resulting in a $0.4 million decrease in employee-related costs and contributing to a 7% or $0.6 million decrease in research and development expense.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended September 30, 2007 decreased 39% or $6.0 million compared to the same period in 2006 primarily due to a decline in legal expense of $3.2 million (including a $4.3 million decrease in indemnification expense partially offset by a $1.0 million increase in other legal and litigation expense), a decline in employee-related costs of $1.1 million, a decline in insurance expense of $0.6 million, a decline in professional services expense of $0.4 million and a decline in travel and entertainment costs of $0.3 million. For the three months ended September 30, 2007, average general and administrative headcount decreased 18% compared to the same period in 2006.

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

Restructuring Expense. During the three months ended September 30, 2007, we initiated a reorganization and eliminated approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of $3.9 million, primarily related to severance costs.

Non-Operating (Expense) Income, Net

For the three months ended September 30, 2007 and September 30, 2006, non-operating (expense) income, net, was as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Interest income	$1,413	$1,553
Interest expense	(1,236)	(1,523)
Foreign currency hedge and transaction losses, net	(107)	(207)
Other expense, net	(300)	(327)

Total non-operating expenses, net	$(230)	$(504)

Total non-operating expense, net, decreased 54% or $0.3 million for the three months ended September 30, 2007 as compared to the same period in 2006.

Interest income decreased in the three-month period ended September 30, 2007 compared to the same period in 2006 due to lower average cash balances. For the three months ended September 30, 2007, average cash balances decreased 10%. The average rate earned for the three months ended September 30, 2007 and September 30, 2006 was 4.58%.

Interest expense decreased for the three months ended September 30, 2007 as compared to the same period in 2006 due to lower debt levels following the retirement of certain indebtedness in December 2006.

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

Provision for Income Taxes

We recognized income tax expense of $2.1 million for the three months ended September 30, 2007 and $1.6 million for the three months ended September 30, 2006, representing effective income tax rates of 27.9% and 25.9%, respectively. A number of factors affect income tax expense. These include, among others: changes in our valuation allowance, differences in the tax rates of our foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $0.6 million for the three months ended September 30, 2007 and $0.9 million for the three months ended September 30, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to their interaction with our domestic valuation allowance. Our effective income tax rates for the three months ended September 30, 2007 and September 30, 2006 differ from the U.S. statutory rate primarily due to fluctuations in our valuation allowance.

Analysis of Financial Results - Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 and September 30, 2006. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2007	Percent of Revenue	Nine Months Ended September 30, 2006	Percent of Revenue	Change 2007 versus 2006
					Nine Months Ended September 30
					$ Change	% Change
SOP 97-2 recognition	$7,682	4%	$15,400	8%	$(7,718)	-50%
SOP 81-1 recognition	10,656	5%	15,539	8%	(4,883)	-31%
Recurring items	17,029	9%	21,940	11%	(4,911)	-22%

Total software solutions	35,367	18%	52,879	27%	(17,512)	-33%
Services	93,613	48%	77,023	38%	16,590	22%
Maintenance	65,598	33%	70,080	35%	(4,482)	-6%
Contract	2,450	1%	99	—	2,351	2375%

Total revenues	$197,028	100%	$200,081	100%	$(3,053)	-2%

Software Solutions Revenue. Total software solutions revenue decreased 33% or $17.5 million for the nine months ended September 30, 2007 compared to the same period in 2006. Overall we experienced lower software solutions revenue in the nine months ended September 30, 2007 due to less current period bookings being recognized as revenue and a smaller size of projects being recognized under percentage of completion accounting, when compared to the same period in 2006. In addition, we did not have revenue from platform technology transactions in the 2007 period. The components of the changes in software solutions revenue are explained below.

A significant cause of the decline in revenue recognized under SOP 97-2 for the nine months ended September 30, 2007 is the recognition in the nine months ended September 30, 2006 of three large deals totalling $5.1 million that were not repeated in the comparable period of 2007. During the nine months ended September 30, 2007, we recognized revenue related to 40 contracts at an average of $0.2 million per contract compared to 53 contracts at an average of $0.3 million per contract in the comparable period of 2006.

The primary cause of the decline in revenue recognized under SOP 81-1 for the nine months ended September 30, 2007 is a decline in the amount of revenue generated on each project as compared to the same period in 2006, due mainly to the continued decline in our backlog. Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in prior periods. During the nine months ended September 30, 2007 we recognized revenue under 30 projects at an average of $0.3 million per project compared to 30 projects at an average of $0.5 million per project in the comparable period of 2006.

The decline in revenue from recurring items for the nine months ended September 30, 2007 was primarily driven by the recognition of $5.2 million in the three months ended September 30, 2006 from a platform technology transaction which was not repeated in the comparable period of 2007.

Services Revenue. Services revenue increased 22% or $16.6 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of a 6% increase in revenue recognized per billable hour worked together with a 12% increase in total billable hours. The increase in billable hours was due to a 10% increase in average number of services personnel from the nine month period ended September 30, 2006.

Maintenance Revenue. Maintenance revenue decreased 6% or $4.5 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of customers not renewing their maintenance agreements or customers renewing on less favorable terms, with such decreases not being offset by initial maintenance agreements with new customers.

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $86.7 million, or 44% of total revenue, in the nine months ended September 30, 2007 compared to $86.7 million, or 43% of total revenue, in the same period in 2006. International revenue remained relatively consistent in the nine-month periods ended September 30, 2007 and September 30, 2006.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 and September 30, 2006. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2007	Gross Margin	Nine Months Ended September 30, 2006	Gross Margin	Change 2007 versus 2006
					Nine Months Ended September 30
					$ Change	% Change
Software solutions	$6,715	81%	$9,121	83%	$(2,406)	-26%
Services and maintenance	81,467	49%	73,002	50%	8,465	12%
Amortization of acquired technology	19	—	—	—	19	—

Total cost of revenues	$88,201		$82,123		$6,078	7%

Cost of Software Solutions. Cost of software solutions decreased 26% or $2.4 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily because of a decrease in the number of hours worked on projects requiring essential services, which is reflected in our lower software solutions revenues for the 2007 period.

During the nine months ended September 30, 2007 and September 30, 2006, the costs attributable to the performance of essential services related to software solutions projects recognized under SOP 81-1 was $2.5 million and $4.8 million, respectively.

Cost of Services and Maintenance. Cost of services and maintenance increased 12% or $8.5 million for the nine months ended September 30, 2007 compared to the same period in 2006 as a result of increased services personnel to support our growing services business. Average services and maintenance headcount increased 11% for the nine months ended September 30, 2007 as compared to the same period in 2006. For the nine months ended September 30, 2007, employee-related costs associated with this expense category increased $6.4 million, travel and entertainment increased $1.0 million and equipment expense increased $0.4 million as compared to the same period in 2006.

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

	Nine Months Ended September 30, 2007	Percent of Revenue	Nine Months Ended September 30, 2006	Percent of Revenue	Change 2007 versus 2006
					Nine Months Ended September 30
					$ Change	% Change
Sales and marketing	$32,582	17%	$35,976	18%	$(3,394)	-9%
Research and development	25,779	13%	26,698	13%	(919)	-3%
General and administrative	30,192	15%	40,634	20%	(10,442)	-26%
Amortization of intangibles	53	—	—	—	53	—
Restructuring charges and adjustments	3,847	2%	(248)	—	4,095	-1651%

Total operating expenses	$92,453		$103,060		$(10,607)	-10%

Sales and Marketing Expense. For the nine months ended September 30, 2007, average sales and marketing headcount decreased 3% compared to the same period in 2006. Sales and marketing expense for the nine months ended September 30, 2007 decreased 9% or $3.4 million compared to the same period in 2006 primarily due to decreases in employee-related costs of $4.1 million, partially offset by an increase in travel and entertainment expense of $0.3 million.

Research and Development Expense. The primary component of research and development expense is employee-related cost. Our average headcount remained relatively consistent during the periods presented as reflected by the relatively consistent level of expense.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2007 decreased 26% or $10.4 million compared to the same period in 2006 due to a decline in legal expense of $6.6 million, a decline in insurance expense of $1.9 million, a decline in professional services expense of $1.2 million and a decline of employee-related expense of $1.1 million. For the nine months ended September 30, 2007, average general and administrative headcount decreased 7% compared to the same period in 2006.

Restructuring Expense. During the three months ended September 30, 2007, we initiated a reorganization, and eliminated approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of approximately $3.9 million, primarily related to severance costs. The remaining expense for the periods presented reflects adjustments to previously established accruals, based on changes in estimates.

Non-Operating (Expense) Income, Net

For the nine months ended September 30, 2007 and September 30, 2006, non-operating (expense) income, net, was as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest income	$4,061	$3,771
Interest expense	(3,712)	(4,595)
Realized gains on investments, net	1	501
Foreign currency hedge and transaction losses, net	(298)	(245)
Other expense, net	(853)	(289)

Total non-operating expenses, net	$(801)	$(857)

Total non-operating expense, net, decreased 6.5% or $0.1 million for the nine months ended September 30, 2007 as compared to the same period in 2006.

Interest income increased in the nine months ended September 30, 2007 compared to the same period in 2006 due to higher interest rates earned on invested balances. The average rate earned for the nine months ended September 30, 2007 was 64 basis points higher then the average rate earned in the prior year period. This increase was partially offset by lower average cash balances. For the nine months ended September 30, 2007, average cash balances decreased 7.4%.

Interest expense decreased for the nine months ended September 30, 2007 as compared to the same period in 2006 due to lower debt levels following the retirement of certain indebtedness in December 2006.

Other expense, net, increased $0.6 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Included in this change is the impact of $0.4 million of sales tax refunds received in the first quarter of 2006.

Provision for Income Taxes

We recognized income tax expense of $3.7 million for the nine months ended September 30, 2007 and $4.9 million for the nine months ended September 30, 2006, representing effective income tax rates of 23.5% and 34.9%, respectively. A number of factors affect income tax expense. These include, among others: changes in our valuation allowance, differences in the tax rates of our foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $1.9 million for the nine months ended September 30, 2007 and $2.4 for the nine months ended September 30, 2006. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to their interaction with our domestic valuation allowance. Our effective income tax rates for the nine months ended September 30, 2007 and September 30, 2006 differ from the U.S. statutory rate primarily due to fluctuations in our valuation allowance.

Contractual Obligations

During the three-month period ended September 30, 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2006 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $51.2 million at September 30, 2007 compared to $17.4 million at December 31, 2006, an improvement of $33.8 million or 195%. The improvement resulted from a $24.2 million decrease in current liabilities

(comprised of decreases of $9.1 million in accrued compensation and related expenses, $8.7 million in deferred revenue, $4.9 million in accounts payable and $1.5 million in accrued liabilities) and an increase of $9.7 million in current assets (comprised of an increase of $7.0 million in cash, including restricted cash, and an increase of $2.9 million in accounts receivable, partially offset by a decrease of $0.2 million in other current assets).

Our working capital balance at September 30, 2007 and December 31, 2006 included deferred revenue. At September 30, 2007 and December 31, 2006, we had approximately $65.4 million and $74.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $5.2 million during the nine months ended September 30, 2007. This increase is primarily the result of $8.0 million of cash provided by operating activities and $1.9 million of cash provided by financing activities, partially offset by $5.1 million of cash used in investing activities.

During the nine months ended September 30, 2007, cash provided by operating activities was approximately $8.0 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis. Based on the timing of license bookings and maintenance renewals as well as working capital changes, cash flow from operations is typically seasonally stronger in the second and fourth quarters.

Cash used in investing activities was approximately $5.1 million during the nine months ended September 30, 2007. We had cash outflows related to investing activities consisting of a business acquisition of $2.1 million, an increase in restricted cash of $1.8 million and purchases of property, plant and equipment of $1.2 million.

During the nine months ended September 30, 2007, cash provided by financing activities was approximately $1.9 million. We had cash inflows from financing activities of $3.2 million consisting of the proceeds from the issuance of common stock upon the exercise of stock options and under our employee stock purchase plan, partially offset by cash outflows of $1.3 million from the scheduled dividend paid on our outstanding preferred stock.

At September 30, 2007, we had a net cash balance of $36.7 million compared to a net cash balance of $30.2 million at December 31, 2006. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintain a $15.0 million letter of credit line. We are charged fees of 0.375% per year on the face amount of any outstanding letters of credit and 0.15% per year on the average daily-unused amount of the line. Under this line, we are required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of September 30, 2007, $3.8 million in letters of credit were outstanding under this line and $5.2 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at September 30, 2007. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

We experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006, and for each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. We may be required to seek private or public debt or equity financing in order to support our operations, satisfy the conversion obligation with respect to our senior convertible notes and/or repay our senior convertible notes. The debt incurrence restrictions imposed by the indenture governing our senior convertible notes could restrict or impede our ability to incur additional debt. We may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 47% and 40% for the three months ended September 30, 2007 and September 30, 2006, respectively, and totaled 44% and 43% for the nine months ended September 30, 2007 and September 30, 2006, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses are denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of September 30, 2007 and December 31, 2006, the weighted-average yield on cash and cash equivalent balances was 4.37% and 4.69%, respectively. If overall interest rates fell by 100 basis points in the fourth quarter of 2007, our interest income would decline approximately $0.3 million for the quarter, assuming cash and cash equivalent levels consistent with September 30, 2007 levels.

Credit Risk. Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. During the third quarter of 2007, we shifted our investments from commercial paper into money-market instruments due to the volatility in the commercial paper markets. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly-rated corporations and municipalities as well as agencies of the U.S. government; however, a significant portion of these investments are in corporate debt securities, which carry a higher level of risk compared to municipal and U.S. government-backed securities. Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to hedge the risk associated with receivables denominated in foreign currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved.

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

Certain Large Stockholders Have Called For the Public Sale of the Company, and the Board of Directors of i2 Has Formed a Strategic Review Committee in Connection With an Ongoing Review of i2’s Management, Operations and Strategy

On September 13, 2007, Amalgamated Gadget, L.P., a beneficial owner of approximately 17.6% of our common stock, filed an amendment to its Schedule 13D announcing that it was exercising rights under the terms of our Series B preferred stock to name two persons to our Board of Directors and stating, among other things, that i2 should explore strategic options, including a possible outright sale of i2 or its assets. On October 3, 2007, S.A.C. Capital Advisors, LLC filed a Schedule 13D announcing that it was a beneficial owner of approximately 8.9% of our common stock and stating, among other things, that the value of i2’s assets is not appropriately reflected in the price of our common stock and that the best way to increase shareholder value would be a public sale of i2. On November 1, 2007, the Company announced that, in connection with an ongoing review of i2’s management, operations and strategy which was initiated early this year, the Board of Directors of i2 has formed a Strategic Review Committee comprised of three independent directors to consider and evaluate the merits of the various strategic options available to i2 to enhance shareholder value. Those strategic options may include: changes to our operations; actions or transactions intended to enhance the value or utilization of our existing assets; joint ventures or strategic partnerships; selective acquisitions, dispositions or other capital transactions; and a merger, sale or other extraordinary business transaction involving the Company.

Continued pressure by activist stockholders for the sale of the Company, and/or the Company’s ongoing exploration of strategic options, could create distractions for our management, sales staff and other employees and create uncertainty in existing and potential customers regarding our ability to meet our contractual obligations. Such distractions and uncertainty could harm our business, results of operations, cash flow and financial condition.

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business

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

Chief Executive Officer Succession

Effective July 30, 2007, Pallab K. Chatterjee was appointed interim CEO following the resignation of Michael E. McGrath from his positions as an officer of the Company. Prior to his appointment as interim CEO, Mr. Chatterjee was our Executive Vice President, Solutions Operations and Chief Delivery Officer. Our Board of Directors has identified a number of CEO candidates and expects to name a permanent CEO pending the outcome of the ongoing exploration of strategic options currently being conducted by the Strategic Review Committee of the Board. Until that time, Mr. Chatterjee will continue to serve as the company’s interim CEO and remains a candidate for the permanent CEO position.

This transition to an interim CEO and then a permanent CEO could be a distraction to our senior management, business operations and customers. The search for a permanent replacement could also result in significant recruiting and relocation costs. If we fail to successfully attract and appoint a permanent CEO with the appropriate level of expertise, we could experience harm to our business, results of operations, cash flow and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2007, a special meeting of the holders of our Series B Preferred Stock was held for the purpose of electing a director to our Board of Directors. At such meeting, Michael J. Simmons was elected to the Board with 105,288 votes cast for his election by the holder of the Series B, no votes withheld and no abstentions. The terms of office of Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Sanjiv S. Sidhu, Lloyd G. Waterhouse and Jackson L. Wilson continued after the meeting.

On September 20, 2007, a special meeting of the holders of our Series B Preferred Stock was held for the purpose of electing a second director to our Board of Directors. At such meeting, David L. Pope was elected to the Board with 105,288 votes cast for his election by the holder of the Series B, no votes withheld and no abstentions. The terms of office of Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Sanjiv S. Sidhu, Michael J. Simmons, Lloyd G. Waterhouse and Jackson L. Wilson continued after the meeting.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
10.1

—     Resignation Agreement of Michael McGrath and general release executed by Mr. McGrath in favor of i2 and certain other persons (filed as exhibits 10.1 and 10.2 to the 8-K filed by i2 on August 1, 2007).

10.2	— Resignation and General Release executed by Barbara Stinnett, in connection with Ms. Stinnett’s resignation (filed as exhibit 10.1 to the 8-K filed by i2 on August 8, 2007.

31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Pallab K. Chatterjee, Interim Chief Executive Officer (Principal Executive Officer) of i2.

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

i2 TECHNOLOGIES, INC.

November 6, 2007	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)