Form 10-K
period 2007-12-31
I2 TECHNOLOGIES INC
filed 2008-03-17
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s Common Stock) on June 29, 2007, was $257.7 million.

As of March 11, 2008, the registrant had approximately 21,452,855 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 29, 2008 in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

All references to common stock and per share amounts for periods prior to February 17, 2005 have been retroactively restated to reflect the 1-for-25 reverse stock split we implemented on February 16, 2005. See Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ITEM 1.    BUSINESS

Nature of Operations.    We are a provider of supply chain management solutions, consisting of various software and service offerings. In addition to application software, we offer hosted software solutions, such as business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Globally, we have approximately 500 customers in a variety of industries including:

•	Technology

•	Computer & Electronics

•	Telecommunications Equipment and Services

•	Semiconductor

•	Consumer Electronics

•	Contract Manufacturers

•	Automotive, Aerospace and Industrial

•	Automotive Original Equipment Manufacturers

•	Suppliers

•	Aerospace and Defense

•	Industrial Manufacturers

•	Process Industries

•	Metals

•	Consumer Industries & Retail

•	Retailers

•	Consumer Packaged Goods

•	Soft Goods (Textiles/Apparel & Footwear)

•	Consumer Durables

No individual customer accounted for more than 10% of our total revenues during 2007, 2006 or 2005.

i2 was founded in 1988 and incorporated in Delaware in 1989. Our executive offices are located at One i2 Place, 11701 Luna Road, Dallas, Texas 75234, and our telephone number is (469) 357-1000.

Industry Background

Today’s competitive business environment is driving companies to seek ways to make their businesses more agile and offer greater operating efficiency while improving flexibility and responsiveness to continuously changing market conditions. Many companies are facing higher competitive standards as the economy becomes more consumer-driven. At the same time, globalization is driving an on-going pressure to reduce costs. Consumers are increasingly more specific about when and where they want a product, what they want that product to be and do, and the price they will pay for a product. These demands impact the extended supply chain, leading businesses to seek improvements in asset utilization, lower the cost of goods, reduce inventories, shorten lead times and reduce the cost of fulfilling orders. Furthermore, a company’s extended supply chain may span multiple continents, requiring suppliers in one part of the world to collaborate with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve visibility and efficiency across multi-enterprise supply chains.

We believe that traditional enterprise resource planning (ERP) systems fail to provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe companies need solutions that can be integrated with their existing systems to provide tools for managing the variability in their supply chains, allowing them to monitor events throughout the life of a product, from the point of order, through manufacturing and distribution and until it reaches a customer’s hands. Companies need visibility into order, inventory and transportation systems so they can evaluate tradeoffs for fast and accurate decision-making and execute their plans across the critical processes in their supply chains.

The growth of the internet and the proliferation of software applications have accelerated many companies’ efforts to increase efficiencies by leveraging information technology based on open standards. We believe this has prompted demands for a dynamic, open and integrated environment among customers, suppliers and manufacturers. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, increase the use of outsourcing and share information more readily with vendors and customers.

Integration and business process management have become an increasingly important issue for enterprises to lower costs and realize value from their diverse environment of applications and distributed systems. Customers seek integration at several levels — business process (design, execution and monitoring), applications, user interface, data and technology. A wide variety of companies are pursuing the integration market opportunity, including ERP companies, leading Independent Software Vendors (ISVs), Enterprise Application Integration (EAI) vendors, Systems Integrators (SIs) and other information technology (IT) services organizations. i2 has demonstrated a complete solution to the various requirements sought by customers by providing a single design, development and integration framework utilizing service oriented architecture — the i2 Agile Business Process Platform.

Leading software and technology companies are developing offshore (global) workforces, in part to take advantage of the technical talent and lower costs of human resources in India, China and other locations. This has led many companies to initiate their own offshore operations or outsource some development, implementation and operations activities to Offshore IT Services (OIS) firms.

Development of the i2 Solutions

Advanced Planning and Scheduling.    We have offered a set of supply chain management solutions since our company was founded nearly 20 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

Supply Chain Planning/Supply Chain Management.    Our applications evolved into solutions for supply chain planning that encompassed constraint-based planning and scheduling for multiple factories, distribution centers and warehouses. We acquired and developed technologies that help companies manage demand, design distribution and supply networks, and plan and manage fulfillment. The integration of those solutions with our factory and supply planning solutions made us a leader in enterprise solutions for supply chain management.

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

Business Content Library.    Our Business Content Library (BCL) is a collection of i2 workflows and solutions that have incorporated best practices for business processes and can be accessed via the i2 Agile Business Process Platform. These workflows enable systems and individuals to interact and collaborate to do a piece of standardized work. The workflows can be implemented on top of a company’s pre-existing IT systems and applications.

Products

Our solutions — bundles of software products and technology services — are designed to help customers address various supply chain problems and opportunities, including:

•	Linking certain aspects of planning and decision-making to execution of such plans and the monitoring of changing conditions across the supply chain

•	Improving current business processes, return on assets and profitability

•	Reduction of risks, cycle-times and cash needed in operations

•	Increasing market share

•	Improving customer service levels and delivering on commitments to customers

•	Creating an environment for continuous process improvement

•	Enhancing competitive advantage

•	Enhancing time to value for process redesign and acquisition integration

In the old generation of supply chain management, process had to adapt to the software. In the new generation of supply chain management, the software adapts to the process. We offer new-generation supply chain management solutions that enable companies to take control of their extended supply chain horizontally with their trading partners and vertically within their enterprise. Our primary products are focused on optimizing the following business processes: manufacturing and planning; transportation and distribution management; merchandising, assortment and allocation planning; execution, collaboration and visibility; supplier relationship management; as well as data management and business analytics. Our products are complemented by our business process consulting, implementation, outsourcing, development and related services.

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

Solutions for demand management and retail management provide tools designed to forecast and continuously manage demand, plan-merchandising strategies, manage markdowns and promotions pricing, and optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by analytic products. Demand management products include i2 Demand Manager, i2 Markdown Optimizer, i2 Merchandise Planner, i2 Inventory Optimization, i2 Sales and Operations Planning, i2 Merchandise Financial Planning, i2 Buying and Assortment Management, and i2 Allocation and Replenishment.

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

On-Demand and Software as a Service:    i2 offers on-demand and software as a service (SaaS) solutions. With i2 Supply Chain Operations Management, a variety of on-demand services are provided to enable customers to better manage demand sensing, execution, order fulfillment and key account management. i2 FreightMatrix uses private branded internet marketplaces in which companies gain access to i2’s broad logistics footprint in a secure private-labeled, shared-hosting environment, allowing companies to reduce costs, increase efficiencies and manage their supply chain, or their customer’s supply chain, online.

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

Our Solutions Operations activities are primarily conducted in North America and India. Most product management and product marketing employees are based in North America, but many development and services teams are based in India. The India location offers many benefits to i2, including centralization of development efforts and cost structure advantages. For the years ended December 31, 2007, 2006 and 2005, our research and development expense totaled approximately $33.5 million, $35.2 million and $37.3 million, respectively.

Services and Maintenance

Our customer service and support program includes software maintenance, the delivery of functional enhancements and updates, and around-the-clock availability for high severity issues.

We maintain a technical support team that operates through our service and support centers located in North America, Greater Asia Pacific, Europe and Africa. Our customer service and support activities consist of the following:

Consulting Services.    We offer our customers both on-site and off-site consulting services for assisting in the implementation of our products and services and integration with the customers’ existing systems. In addition, we offer process and change management-consulting support to key customers. We and our customers also use third-party consulting firms.

Development Services.    Customers may also contract with us for services to provide custom development of our applications. In some cases, the modifications or additions to the software may be incorporated into future releases of our products.

Managed Services.    We offer our customers outsourced supply chain management planning services providing reports, analysis and recommendations in the on-going operation of business processes. We offer hosted software services on a subscription basis.

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

Competition

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors compete with suites of applications, while most offer solutions designed specifically to target particular functions or industries. We face strong competition across the entire competitive landscape, including competition on breadth and quality of product and service offerings, pricing, delivery times and after-sales support.

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

We hold over 140 U.S. patents and have more than 155 pending patent applications. These patents predominantly relate to planning, scheduling optimization, demand fulfillment, collaboration, e-commerce and data management and reporting. These patents expire at various times through 2021. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We sublicense some software that we license from third parties and incorporate in, or license in conjunction with, our products.

In connection with our efforts to protect our proprietary rights, on September 5, 2006, we announced that we had filed a lawsuit against SAP AG and SAP Americas, Inc. The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of seven patents related to supply chain management.

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 35% of our total consolidated assets as of December 31, 2007, 34% of our total consolidated assets as of December 31, 2006 and 37% of our total consolidated assets as of December 31, 2005. International revenue totaled $110.7 million, or 43% of total revenue, in 2007; $120.3 million, or 43% of total revenue, in 2006; and $158.2 million, or 47% of total revenue, in 2005. See Note 14 — Segment Information, International Operations and Customer Concentrations in our Notes to Consolidated Financial Statements.

Employees

At December 31, 2007, we had approximately 1,285 full-time employees. Our future success depends in significant part upon the continued service of our key technical, sales and senior management personnel and our ability to attract, train and retain other highly qualified personnel.

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

Seasonality

We typically experience lower bookings, revenue and cash collections during the first and third quarters of each year. For additional discussion related to bookings, revenue and cash collections, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On September 13, 2007, Amalgamated Gadget, L.P. (“Amalgamated”), a beneficial owner of approximately 17.7% of our common stock, filed an amendment to its Schedule 13D announcing that it was exercising rights under the terms of our Series B preferred stock to name two persons to our Board of Directors and stating, among other things, that i2 should explore strategic options, including a possible outright sale of i2 or its assets. Michael J. Simmons and David L. Pope were elected to the Board of Directors in September 2007 by the holders of our Series B preferred stock. On October 3, 2007, S.A.C. Capital Advisors, LLC filed a Schedule 13D announcing that it was a beneficial owner of approximately 8.9% of our common stock and stating, among other things, that the value of i2’s assets is not appropriately reflected in the price of our common stock and that the best way to increase stockholder value would be a public sale of i2. On November 1, 2007, the Company announced that, in connection with an ongoing review of i2’s management, operations and strategy which was initiated early this year, the Board of Directors of i2 has formed a Strategic Review Committee comprised of three independent directors to consider and evaluate the merits of the various strategic options available to i2 to enhance stockholder value. Those strategic options may include: changes to our operations; actions or transactions intended to enhance the value or utilization of our existing assets; joint ventures or strategic partnerships; selective acquisitions, dispositions or other capital transactions; and a merger, sale or other extraordinary business transaction involving the Company.

Continued pressure by activist stockholders for the sale of the Company, and/or the Company’s ongoing exploration of strategic options, could create distractions for our management, sales staff and other employees and create uncertainty in existing and potential customers regarding our ability to meet our contractual obligations. Such distractions and uncertainty could lead to the Company incurring significant costs and expenses as well as increased employee turnover and a substantial diversion of management’s time and resources and, accordingly, could harm our business, results of operations, cash flow and financial condition. There can be no assurance as to what strategic option, if any, the Board of Directors will decide to pursue to enhance stockholder value or when such decision will be made. Regardless of the decision of the Board of Directors, there can be no assurance that such decision will enhance stockholder value or be agreed to or supported by all of our stockholders.

Upon a change of control, unless otherwise agreed to by a majority of the holders of outstanding Series preferred stock, we are required to exchange outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2007 was approximately $117.3 million. The fixed payment due to the holders of our Series B preferred stock upon a change of control may cause a holder of Series B preferred stock to be in favor of a change of control event at a lower value than would be favored by holders of common stock.

Additionally, upon a change of control, at the election of the holders, we would be required to repurchase our convertible notes for cash at the higher of (a) 100% of the principal amount plus accrued and unpaid interest or (b) the conversion value of the convertible notes together with a make-whole premium designed to approximate the lost option time value if the event occurs prior to November 15, 2010. At December 31, 2007, the unpaid principal amount was approximately $86.3 million. The conversion value and make whole payment would depend upon the price of i2’s common stock at the time of a change of control and would exceed the principal amount of the convertible notes if the price were greater than $13.45 per share.

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

We experienced negative cash flows during the quarters ended March 31, 2007, September 30, 2006, March 31, 2006 and each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. A failure to maintain profitability and achieve consistent positive cash flows could impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they come due. Negative cash flows and the adverse market perception associated therewith may negatively affect our ability to sell our products and maintain existing customer relationships, and may adversely affect our ability to obtain additional debt or equity financing on advantageous terms. There can be no assurance that we will be successful in obtaining or maintaining an adequate level of cash resources and we may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash resources.

We May Require Additional Private Or Public Debt Or Equity Financing. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. Any New Financing Could Have A Substantial Dilutive Effect On Our Existing Stockholders.

At December 31, 2007, we had cash and cash equivalents of $121.0 million and a working capital balance of $63.6 million. Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We had $86.3 million in face value of our 5% senior convertible notes outstanding as of December 31, 2007. Holders of our 5% senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

Our 5% Senior Convertible Notes Contain Covenants That Restrict The Incurrence Of Additional Indebtedness.

The indenture governing our 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. Such covenant specifies that we shall not, and that we shall not permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under our 5% senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and $50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated unsecured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture). The debt incurrence restrictions imposed by the indenture governing our senior convertible notes could restrict or impede our ability to incur additional debt, which in turn could impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they become due.

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

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the outcome or amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Restructuring and Reorganization Initiatives Have Been Executed, And Such Activities Pose Significant Risks To Our Business

In late July 2007, we began restructuring initiatives involving reducing our workforce in an effort to achieve our profitability objectives. These activities pose significant risks to our business, including the risk that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and adversely affect the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our restructuring and reorganization initiatives could increase employee turnover and harm our business, results of operations, cash flow and financial condition.

Chief Executive Officer Succession

Effective July 30, 2007, Pallab K. Chatterjee was appointed interim CEO following the resignation of Michael E. McGrath from his position as an officer of the Company. Prior to his appointment as interim CEO, Mr. Chatterjee was our Executive Vice President, Solutions Operations and Chief Delivery Officer. Our Board of Directors has identified a number of CEO candidates and expects to name a permanent CEO pending the outcome of the ongoing exploration of strategic options currently being conducted by the Strategic Review Committee of the Board. Until that time, Mr. Chatterjee will continue to serve as the company’s interim CEO and remains a candidate for the permanent CEO position.

This transition to an interim CEO and then a permanent CEO could be a distraction to our senior management, business operations and customers. The search for a permanent replacement could also result in significant recruiting and relocation costs. If we fail to successfully attract and appoint a permanent CEO with the appropriate level of expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition.

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our Solutions Operations are located, and other foreign countries such as China and Russia where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. In connection with our efforts to protect our proprietary rights, on September 5, 2006 we filed a lawsuit against SAP AG and SAP Americas, Inc. alleging infringement of seven patents related to supply chain management. During September 2007, SAP filed suit asking for a judgment against i2 alleging that we had directly and/or indirectly infringed on one or more claims on two patents. This and any other litigation to defend our intellectual property rights could be time-consuming and costly.

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

We incorporate and include third-party software into and with certain of our products and solutions. Additionally, we may incorporate and include additional third-party software into and with our products and solutions in future product offerings. The operation of our products could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities, or to remain in business. Further, due to the limited numbers of vendors of certain types of third-party software, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or our ability to license the software to customers. Any impairment in our relationship with these third parties could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 43% of our total revenues during 2007, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

In addition, we conduct a large portion of our software solutions development and services operations in India. The distributed nature of our development and consulting resources could create operational challenges and complications since we have a heightened risk exposure to changes in the economic, security and political conditions of India. Operational issues, recruiting and retention issues, ability to obtain work permits, economic and political instability, military actions, currency fluctuations and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, or hinder our ability to provide cost-competitive services, either of which could put our products at a competitive disadvantage and cause us to lose existing customers or fail to attract new customers.

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

In addition, pursuant to section 382 of the Internal Revenue Code, the amount of and benefit from our domestic net operating loss carryforwards, and other tax attributes, may be impaired or limited in certain circumstances. Events which cause limitations on the amount of net operating losses and other tax attributes that we may utilize in the future include, but are not limited to, a cumulative change in ownership of greater than 50% in the value of the company (for those instruments that constitute equity for section 382 purposes), over the lesser of a three-year period ending on a specific testing date or a previous ownership change date. A testing date generally occurs upon the issuance, transfer or repurchase of the company’s securities or debt that is treated as a security for purposes of determining an ownership change. A cumulative change in ownership of greater than 50% would limit our ability to fully utilize our domestic net operating loss carryforwards.

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

Our Executive Officers And Directors, In Particular Sanjiv Sidhu And An Affiliate Of Q Investments, Have Significant Influence Over Stockholder Votes.

As of December 31, 2007, our current executive officers and directors together beneficially controlled approximately 22.2% of the total voting power of our company, which includes, approximately 21.1% controlled by Sanjiv Sidhu, our current Chairman and former Chief Executive Officer and President, and entities that he controls. Further, an affiliate of Q Investments beneficially controls approximately 17.7% of the voting power of the company, and has the right to appoint two directors to our Board of Directors (which it exercised in 2007). S.A.C. Capital Advisors beneficially controls approximately 7.3% and BlackRock Advisors, LLC beneficially controls approximately 6.9% of the voting power of the company. Accordingly, Mr. Sidhu, the Q Investments affiliate, S.A.C. Capital Advisors and BlackRock Advisors have had and will have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters, located in Dallas, Texas, are occupied under a lease that expires in 2010. This facility houses our executive and administrative staff as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, France, Germany, India, Japan, Korea, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. While we consider our properties suitable and adequate for our present needs, we are attempting to renegotiate existing leases or possibly subleasing a portion of our existing properties.

ITEM 3.    LEGAL PROCEEDINGS

Derivative Actions

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

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. As discussed below, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the outcome or amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $0.2 million, $14.0 million and $4.9 million of expense for legal fees and expenses for current and former employees during 2007, 2006 and 2005, respectively.

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

India Tax Assessments

We are under tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies and our qualification for a tax holiday, and have been assessed an aggregate of $7.1 million for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004. We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit, that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of these assessments and have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India, which provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries.

Pending resolution of these matters, we have paid approximately $3.5 million of the assessed amount and have arranged for approximately $2.9 million in bank guarantees in favor of the Indian government in respect of a portion of the balance. The bank guarantees are supported by letters of credit issued in the United States and are reflected on our condensed consolidated balance sheet as restricted cash.

We expect that the ultimate resolution of these matters will not exceed the tax contingency reserves that we have established for them.

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

The following table lists the high and low per share intra-day sales prices for our common stock as reported by the NASDAQ Global Market during the following periods:

	High	Low
2007
Fourth quarter	$18.80	$12.22
Third quarter	18.95	13.25
Second quarter	26.90	17.39
First quarter	27.46	21.54

2006
Fourth quarter	$23.28	$16.88
Third quarter	19.34	11.64
Second quarter	18.08	12.27
First quarter	19.42	14.08

As of March 11, 2008, there were approximately 21,452,855 shares of our common stock outstanding held by approximately 440 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for i2 common stock, the NASDAQ Global Market (U.S. Companies) Index and the NASDAQ Computer and Data Processing Services Group Index. The graph assumes that $100 was invested in i2 common stock on December 31, 2002 and in each index, and that all dividends were reinvested. No cash dividends have been declared on shares of i2 common stock. The graph covers the period from December 31, 2002 to December 31, 2007. The data for the graph was provided to us by R.R. Donnelley & Sons Company. The comparisons in the graph are required by regulations of the SEC and are not intended to forecast or to be indicative of the possible future performance of our common stock.

Stock Performance Graph Data Points:

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/2007
i2 Technologies, Inc.	100.00	144.35	60.00	49.08	79.37	43.83
NASDAQ Composite	100.00	150.36	163.00	166.58	183.68	201.91
NASDAQ Computer	100.00	128.15	144.10	154.94	174.66	210.79

The foregoing graph shall not be deemed to be filed as part of this Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of i2 under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent i2 specifically incorporates the graph by reference.

Stock Option Plans

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2007, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below (in thousands, except per share amounts). Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans. See Note 10 — Stock-Based Compensation Plans, in our Notes to Consolidated Financial Statements for a description of our stock option plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (000)	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants (000)
Plans approved by stockholders:
1995 Plan	4,116	$14.93	2,869
Plans not approved by stockholders:
2001 Plan	100	49.99	690
Assumed plans of acquired companies	1	399.73	1

Total	4,217	$15.78	3,560

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 9 — Stockholders’ Equity (Deficit) and Income per Common Share in our Notes to Consolidated Financial Statements.

Convertible Debt

As of December 31, 2007, we had approximately $86.3 million in face value of outstanding indebtedness that is convertible into shares of our common stock. Details of this debt are presented in Note 6 — Borrowings and Debt Issuance Costs in our Notes to Consolidated Financial Statements included elsewhere in this report.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations:
Revenues:
Software solutions	$47,721	$76,243	$89,937	$54,155	$61,115
Services	122,682	106,493	103,792	118,731	141,953
Maintenance	87,457	92,828	100,612	116,765	136,097
Contract	2,450	4,113	42,526	72,877	126,488

Total revenues	260,310	279,677	336,867	362,528	465,653

Costs and expenses:
Cost of revenues:
Software solutions	8,567	12,862	14,720	20,137	23,939
Services and maintenance	108,471	97,960	103,758	121,504	150,560
Contract	—	311	1,575	4,718	11,844
Amortization of acquired technology	25	21	—	369	579
Sales and marketing	41,872	48,185	51,727	74,946	87,928
Research and development	33,513	35,200	37,337	56,279	66,236
General and administrative	38,691	56,129	61,117	71,646	105,713
Amortization of intangibles	78	17	—	39	540
Restructuring charges and adjustments	3,955	(403)	11,269	2,688	4,797

Total costs and expenses	235,172	250,282	281,503	352,326	452,136

Operating income (loss)	25,138	29,395	55,364	10,202	13,517

Non-operating expense, net:
Interest income	5,488	5,305	7,697	4,179	4,942
Interest expense	(4,948)	(6,069)	(16,315)	(17,873)	(20,641)
Realized gains on investments, net	—	475	10,144	79	370
Foreign currency hedge and transaction losses, net	(678)	(219)	(4,217)	(3,212)	(424)
(Loss) gain on early repayment of debt obligation	—	—	(3,017)	2,223	3,435
Other expense, net	(1,134)	(850)	(1,547)	(1,069)	(2,200)

Total non-operating expense, net	(1,272)	(1,358)	(7,255)	(15,673)	(14,518)

Income (loss) before income taxes	23,866	28,037	48,109	(5,471)	(1,001)
Provision (benefit) for income taxes	6,133	3,821	4,664	(674)	5,462

Income (loss) from continuing operations	17,733	24,216	43,445	(4,797)	(6,463)

Income from discontinued operations	—	—	43,884	3,445	6,978

Net income (loss)	17,733	24,216	87,329	(1,352)	515

Preferred stock dividend and accretion of discount	3,071	2,940	3,020	1,720	—

Net income (loss) applicable to common stockholders	$14,662	$21,276	$84,309	$(3,072)	$515

Net income (loss) per common share applicable to common stockholders:
Total
Basic	$0.57	$0.84	$3.50	$(0.17)	$0.03
Diluted	$0.55	$0.82	$3.45	$(0.17)	$0.03
Discontinued operations
Basic	$—	$—	$1.82	$0.19	$0.40
Diluted	$—	$—	$1.80	$0.19	$0.40
Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.57	$0.84	$1.68	$(0.36)	$(0.37)
Diluted	$0.55	$0.82	$1.65	$(0.36)	$(0.37)
Weighted-average common shares outstanding:
Basic	25,816	25,328	24,084	18,004	17,331
Diluted	26,748	25,883	24,469	18,004	17,331

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$120,978	$109,419	$112,882	$133,273	$288,822
Restricted cash	$8,456	$4,626	$4,773	$7,717	$15,532
Short-term investments	$—	$—	$—	$144,532	$5,000
Working capital	$63,565	$17,368	$(34,336)	$101,152	$10,130
Total assets	$202,153	$190,069	$202,445	$390,673	$430,374
Total long-term debt	$84,453	$83,822	$75,691	$316,800	$356,800
Total redeemable preferred stock	$103,450	$101,686	$100,065	$97,045	$—
Total stockholders’ equity (deficit)	$14,493	$(25,338)	$(70,654)	$(173,033)	$(296,938)

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2007 and 2006. Amounts shown are in thousands, except per share data.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$13,433	$11,412	$10,522	$12,354
Services	28,695	31,553	33,365	29,069
Maintenance	21,009	22,018	22,571	21,859
Contract	2,450	—	—	—

Total revenues	65,587	64,983	66,458	63,282

Costs and expenses:
Cost of revenues:
Software solutions	2,474	2,175	2,066	1,852
Services and maintenance	26,780	27,267	27,420	27,004
Sales and marketing	11,698	12,957	7,928	9,289
Research and development	8,805	8,750	8,224	7,734
General and administrative	10,387	10,580	9,295	8,532
Restructuring charges and adjustments	(25)	(49)	3,921	108

Total costs and expenses	60,119	61,680	58,854	54,519

Operating income	5,468	3,303	7,604	8,763

Non-operating expense, net:
Interest income	1,346	1,302	1,413	1,427
Interest expense	(1,240)	(1,236)	(1,236)	(1,236)
Foreign currency hedge and transaction losses, net	(117)	(74)	(107)	(380)
Other expense, net	(321)	(231)	(300)	(282)

Total non-operating expense, net	(332)	(239)	(230)	(471)

Income before income taxes	5,136	3,064	7,374	8,292
Income tax expense	859	740	2,057	2,477

Net income	$4,277	$2,324	$5,317	$5,815

Preferred stock dividend and accretion of discount	757	765	773	776

Net income applicable to common stockholders	$3,520	$1,559	$4,544	$5,039

Net income per common share applicable to common stockholders:
Basic	$0.14	$0.06	$0.18	$0.19
Diluted	$0.13	$0.06	$0.17	$0.19
Weighted-average common shares outstanding:
Basic	25,610	25,770	25,900	25,985
Diluted	26,954	26,806	26,541	26,587

Amortization of intangibles is not material and is included in general and administrative expense.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$16,922	$15,388	$20,569	$23,364
Services	23,874	26,143	27,007	29,469
Maintenance	23,214	23,120	23,745	22,749
Contract	33	33	33	4,014

Total revenues	64,043	64,684	71,354	79,596

Costs and expenses:
Cost of revenues:
Software solutions	3,403	2,447	3,271	3,741
Services and maintenance	23,471	24,376	25,156	24,957
Contract	—	—	—	311
Sales and marketing	11,096	12,573	12,307	12,209
Research and development	8,947	8,932	8,818	8,503
General and administrative	13,538	11,843	15,252	15,534
Restructuring charges and adjustments	(50)	(95)	(103)	(155)

Total costs and expenses	60,405	60,076	64,701	65,100

Operating income	3,638	4,608	6,653	14,496

Non-operating expense, net:
Interest income	1,046	1,172	1,553	1,534
Interest expense	(1,540)	(1,532)	(1,523)	(1,474)
Realized gains on investments	586	6	—	(117)
Foreign currency hedge and transaction losses, net	(216)	177	(207)	27
Other expense, net	281	(333)	(327)	(471)

Total non-operating expense, net	157	(510)	(504)	(501)

Income before income taxes	3,795	4,098	6,149	13,995
Income tax expense (benefit)	2,014	1,297	1,595	(1,085)

Net income	$1,781	$2,801	$4,554	$15,080

Preferred stock dividend and accretion of discount	629	770	770	770

Net income applicable to common stockholders	$1,152	$2,031	$3,784	$14,310

Net income per common share applicable to common stockholders:
Total
Basic	$0.05	$0.08	$0.15	$0.56
Diluted	$0.04	$0.08	$0.15	$0.54
Weighted-average common shares outstanding:
Basic	25,195	25,247	25,370	25,500
Diluted	25,653	25,699	25,892	26,355

Amortization of intangibles is not material and is included in general and administrative expense.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

Certain large stockholders have called for the public sale of the Company, and the Board of Directors of i2 has formed a Strategic Review Committee in connection with an ongoing review of i2’s management, operations and strategy. Continued pressure by activist stockholders for the sale of the Company and/ or the Company’s ongoing exploration of strategic options, could create distractions for our management, sales staff and other employees and create uncertainty in existing and potential customers regarding our ability to meet our contractual obligations. Such distractions and uncertainty could increase our employee turnover and harm our business, results of operations, cash flow and financial condition.

•

We have recently implemented restructuring and reorganization initiatives. Failure to achieve the desired results of our restructuring and reorganization initiatives could increase our employee turnover, harm our business, results of operations, cash flow and financial condition.

•

Effective July 30, 2007, our Chief Executive Officer resigned and we appointed an interim CEO. Failure to appoint a permanent CEO with the appropriate level of expertise could increase our employee turnover, harm our business, results of operations, cash flow and financial condition.

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

Overview

Nature of Operations.    We are a provider of supply chain management solutions, consisting of various software and service offerings. In addition to application software, we offer hosted software solutions, such as business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

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

Contract Revenue.    As explained in more detail below, we do not consider contract revenue to be an indication of the current performance of our business. We collected the cash associated with contract revenue in prior periods and recorded the revenue as we fulfilled the contract obligations. Our deferred contract revenue balance is zero.

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

Total bookings for the years ended December 31, 2007 and December 31, 2006 were $264.7 million and $257.3 million, respectively, an increase of approximately 3% or $7.4 million. A number of the bookings entered into during the fourth quarter of 2007 are multi-year arrangements. We did not begin tracking total bookings until the fourth quarter of 2005, so there is no comparable number available for the year ended December 31, 2005. We have experienced seasonality in our quarterly bookings, with the third quarter typically being the weakest of the year. Although, our fourth quarter 2007 bookings were approximately 28% higher than our fourth quarter 2006 bookings and our total bookings grew approximately 3% in 2007 when compared to 2006, bookings for the year ended December 31, 2007 were below our original expectations. We believe this was due to execution issues, focus on internal organizational and management changes including our restructuring initiatives during the third quarter and public comments made by certain large stockholders regarding our competitive position and future direction. Unless we are able to generate bookings growth in the next several quarters, in the future our revenue will continue to decline.

Backlog.    Backlog represents the balance of bookings that has yet to be recognized as revenue. The amount of backlog for which we have received payment is recorded as deferred revenue on our consolidated balance sheet. We review our backlog to assess future revenue that may be recognized from bookings in previous fiscal periods. This review allows us to determine whether we are recognizing more or less revenue compared to the bookings in that period and whether our backlog is increasing or decreasing.

Revenue.    In our internal analysis of revenue, we focus on operating revenue (total revenue excluding contract revenue). Contract revenue is the result of the recognition of certain revenue that was carried on our balance sheet as a portion of deferred revenue and was a result of our 2003 financial restatement. Inclusion of contract revenue in the evaluation of our performance would skew comparisons of our periodic results since recognition of that revenue was based on fulfillment of contractual obligations which often required only minimal cash outlays and generally did not involve any significant activity in the period of recognition. Additionally, the cash associated with contract revenue had been collected in prior periods. All remaining contract revenue was recognized March 31, 2007, so it is not relevant to our on-going operations and we exclude it from comparisons to prior period results.

Our annual operating revenue (total revenue excluding contract revenue) was approximately $257.9 million, $275.6 million and $294.3 million in 2007, 2006 and 2005, respectively. These declines represent annual declines of 6% for each period. As part of our transition to being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue.

Software solutions revenue declined 37% or $28.5 million for the year ended December 31, 2007 compared to the same period in 2006, and declined 15% or $13.7 million for the year ended December 31, 2006 compared to the same period in 2005. In 2005 and 2006 our total software solutions bookings were consistently lower than our software solutions revenue, thereby significantly reducing our backlog and in 2007 our total software solutions bookings were slightly above our software solution revenue, increasing our backlog, as indicated in the table below. This has contributed to sequentially lower software solutions revenue in the three years ended December 31, 2007. This trend will continue unless we experience growth in software solutions bookings in the next several quarters.

	December 31, 2007	December 31, 2006	December 31, 2005
Additions to Backlog:
Software Solutions Bookings	$54,556	$49,540	$36,433
Platform Technology/Source Code Bookings	500	10,480	10,000

Net Additions to Backlog	55,056	60,020	46,433
Less: Software Solutions Revenue Recognized	47,721	76,243	89,937

Increase/(Decrease) in Backlog	$7,335	$(16,223)	$(43,504)

Services revenue increased 15% or $16.2 million for the year ended December 31, 2007 when compared to the same period in 2006, and increased 3% or $2.7 million for the year ended December 31, 2006 when compared to the same period in 2005. These increases are due to continual shifts in the demands of the market, changes in our sales approach and an increase in our services offerings. We expect services revenue to continue to be a larger percentage of our total revenue than it has been in previous years. Services revenue generally earns a lower margin than our other revenue types, although we have experienced significantly higher margins in our services business in 2007 compared to 2006 and 2005 due to leverage and efficiency from the services platform.

Maintenance revenue declined 6% or $5.4 million for the year ended December 31, 2007 when compared to the same period in 2006, and declined 8% or $7.8 million for the year ended December 31, 2006 when compared to the same period in 2005. These declines in maintenance revenue were primarily caused when customers failed to renew their maintenance agreements or renewed them at lower rates. Although we have put programs in place that demonstrate the value of maintenance to our customers, we expect maintenance revenue to continue to decline in the near term.

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

Revenue Recognition

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, deferred taxes, goodwill and intangible assets, loss contingencies, and restructuring charges are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 1 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Software Solutions Revenue — SOP 97-2.    The recognition of revenue under SOP 97-2 requires us to make judgments concerning whether the services associated with the license, if any, are considered “essential” to the licensed functionality. If they are deemed essential, revenue cannot be recognized under SOP 97-2, but rather is required to be recognized under SOP 81-1. During 2003, we implemented formal processes for evaluation of each of our licensed products to determine whether they can be implemented without essential services, and are therefore considered eligible for recognition under 97-2. We also implemented processes, including internal representations from sales, services and research and development personnel, to evaluate each transaction that is comprised solely of products that are eligible under SOP 97-2 to determine whether there are specific requirements or commitments associated with the licensed functionality that would require recognition under SOP 81-1. We are also required to assess the existence of vendor specific objective evidence (“VSOE”) of fair value for undelivered elements in agreements recognized under SOP 97-2, which for our arrangements commonly include implementation services and maintenance. If we lose our ability to demonstrate VSOE for undelivered elements, the timing of recognition of transactions under SOP 97-2 will change.

Software Solutions Revenue — SOP 81-1- and Services Revenue.    A significant portion of these revenues pertain to projects recognized under the percentage of completion method of SOP 81-1, which requires that we make estimates about the number of hours required and the amount of fees to be received to periodically assess the progress to completion of a particular project. We are also required as a prerequisite for using percentage of completion to assess whether we have the ability to reliably estimate the hours and fees for each project.

Collectibility.    All of our revenues are subject to our assessment of the probability of collection of the underlying fees. The revenue type that is most susceptible to collection risk is software solutions revenue recognized under SOP 97-2, since the revenue is generally recognized up-front upon delivery of the software, and payment is usually due approximately 30 to 60 days after recognition. To assess our collection risk, we have reviewed our collection history and determined that for certain countries, particularly in the Greater Asia Pacific region and in certain of the developing countries within Europe, we will only recognize our license revenues under SOP 97-2 on a cash received basis. For our other revenue types, which are recurring in nature in that they occur over several months, we have a policy in place whereby we review customers that have invoices that are overdue by more than 30 days and we begin deferring recognition of revenue for customers that become delinquent in their payment. This policy prevents us from continuing to recognize revenue related to an implementation or maintenance arrangement when payments are late, and it therefore appears that collection is not probable. Our policies and procedures in this area have resulted in minimizing our bad debt expense since we are diligent in our evaluation of collectibility risk prior to recognizing revenue.

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

Analysis of Financial Results — Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Summary of the Year Ended December 31, 2007 Results

•	Total revenue decreased $19.4 million from the same period in 2006

•	Total costs and expenses decreased $15.1 million for the same period in 2006

•	Net income applicable to common stockholders decreased $6.6 million compared to the same period in 2006

•	Diluted earnings per share were $0.55 versus $0.82 in the same period in 2006

•	Cash flow from operations was $16.4 million versus $14.8 million in the same period in 2006

•	Total bookings were $264.7 million

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the twelve months ended December 31, 2007 and December 31, 2006. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Twelve Months Ended December 31, 2007	Percent of Revenue	Twelve Months Ended December 31, 2006	Percent of Revenue	Change 2007 versus 2006
					Twelve months ended December 31
					$ Change	% Change
SOP 97-2 recognition	$9,758	4%	$19,962	7%	$(10,204)	-51%
SOP 81-1 recognition	15,556	6%	22,305	8%	(6,749)	-30%
Recurring items	22,407	8%	33,976	12%	(11,569)	-34%

Total Software solutions	47,721	18%	76,243	27%	(28,522)	-37%
Services	122,682	47%	106,493	38%	16,189	15%
Maintenance	87,457	34%	92,828	33%	(5,371)	-6%
Contract	2,450	1%	4,113	2%	(1,663)	-40%

Total revenues	$260,310	100%	$279,677	100%	$(19,367)	-7%

Software Solutions Revenue.    Total software solutions revenue decreased 37% or $28.5 million for the twelve months ended December 31, 2007 compared to the same period in 2006. Overall we experienced lower software solutions revenue in the twelve months ended December 31, 2007 due to less current period bookings being recognized as revenue and a smaller size of projects being recognized under percentage of completion accounting, when compared to the same period in 2006. In addition, we did not have revenue from platform technology transactions in the 2007 period. The components of the changes in software solutions revenue are explained below.

During the twelve months ended December 31, 2007, we recognized revenue under SOP 97-2 related to 62 contracts at an average of $0.2 million per contract compared to 72 contracts at an average of $0.3 million per contract in the comparable period of 2006.

The primary cause of the decline in revenue recognized under SOP 81-1 for the twelve months ended December 31, 2007 is a decline in the amount of revenue generated on each project as compared to the same period in 2006, due mainly to the continued decline in our backlog. Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in prior periods. During the twelve months ended December 31, 2007 we recognized revenue under 34 projects at an average of $0.5 million per project compared to 35 projects at an average of $0.6 million per project in the comparable period of 2006.

The decline in revenue from recurring items for the twelve months ended December 31, 2007 was primarily driven by the recognition of $10.5 million in 2006 from a platform technology transaction which was not repeated in 2007.

Services Revenue.    Services revenue increased 15% or $16.2 million for the twelve months ended December 31, 2007 compared to the same period in 2006 primarily as a result of a 4% increase in revenue recognized per billable hour together with a 6% increase in total billable hours. Services revenue also increased when compared to 2006 due to an increase of approximately $1.0 million in billable travel costs. The increase in billable hours was due to a 6% increase in average number of services personnel from the twelve-month period ended December 31, 2006.

Maintenance Revenue.    Maintenance revenue decreased 6% or $5.4 million for the twelve months ended December 31, 2007 compared to the same period in 2006 primarily as a result of customers not renewing their maintenance agreements or customers renewing on less favorable terms, with such decreases not being offset by initial maintenance agreements with new customers.

International Revenue.    Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $110.7 million, or 43% of total revenue, in the twelve months ended December 31, 2007 compared to $120.7 million, or 43% of total revenue, in the same period in 2006. International revenue remained relatively consistent in the twelve-month periods ended December 31, 2007 and December 31, 2006.

Customer Concentration.    During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

During the twelve months ended December 31, 2007 we experienced margin compression as a result of appreciation in the Indian rupee. Our rupee-denominated expenses increased modestly during 2007, but this translated into a double-digit percentage increase in our dollar-denominated expenses in our India operations. If we assume the same currency exchange rate for our rupee expenditures in 2007 as we experienced in 2006 the impact of rupee appreciation was approximately $2.3 million for the twelve-months ended December 31, 2007.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the twelve months ended December 31, 2007 and December 31, 2006. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Twelve Months Ended December 31, 2007	Margin	Twelve Months Ended December 31, 2006	Margin	Change 2007 versus 2006
					Twelve months ended December 31
					$ Change	% Change
Software solutions	$8,567	82%	$12,862	83%	$(4,295)	-33%
Services and maintenance	108,471	48%	97,960	51%	10,511	11%
Contract	—	—	311	92%	(311)	-100%
Amortization of acquired technology	25	—	21	—	4	19%

Total cost of revenues	$117,063		$111,154		$5,909	5%

Cost of Software Solutions.    Cost of software solutions consists of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions decreased 33% or $4.3 million for the twelve month months ended December 31, 2007 compared to the same period in 2006 primarily because of a decrease in the number of hours worked on projects requiring essential services, which is reflected in our lower software solutions revenues for the 2007 period.

During the twelve months ended December 31, 2007 and December 31, 2006, the costs attributable to the performance of essential services related to SOP 81-1 was $3.5 million and $7.1 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services and Maintenance.    Cost of services and maintenance includes expenses related to implementation, training, and customization and enhancement of previously licensed software solutions, as well as providing telephone support, upgrades and updated user documentation. Cost of services and maintenance increased 11% or $10.5 million for the twelve months ended December 31, 2007 compared to the same period in 2006 as a result of increased services personnel to support our growing services business. Average services and maintenance headcount increased 6% for the twelve months ended December 31, 2007 as compared to the same period in 2006. For the twelve months ended December 31, 2007, employee-related costs associated with this expense category increased $9.1 million, travel and entertainment increased $1.2 million and equipment expense increased $0.5 million as compared to the same period in 2006.

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

	Twelve Months Ended December 31, 2007	Percent of Revenue	Twelve Months Ended December 31, 2006	Percent of Revenue	Change 2007 versus 2006
					Twelve months ended December 31
					$ Change	% Change
Sales and marketing	$41,872	16%	$48,185	17%	$(6,313)	-13%
Research and development	33,513	13%	35,200	13%	(1,687)	-5%
General and administrative	38,691	15%	56,129	20%	(17,438)	-31%
Amortization of intangibles	78	—	17	—	61	359%
Restructuring charges and adjustments	3,955	2%	(403)	—	4,358	-1081%

Total operating expenses	$118,109		$139,128		$(21,019)	-15%

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the twelve months ended December 31, 2007, average sales and marketing headcount decreased 9% compared to the same period in 2006. Sales and marketing expense for the twelve months ended December 31, 2007 decreased primarily due to decreases in employee-related costs of $6.2 million.

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

General and Administrative Expense.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external litigation costs. General and administrative expense for the twelve months ended December 31, 2007 decreased 31% or $17.4 million compared to the same period in 2006 due to a decline in legal expense of $11.5 million, a decline in insurance expense of $2.3 million, a decline in professional services expense of $1.2 million, a decline of employee-related expense of $1.2 million and a decline in travel and entertainment of $0.5 million. For the twelve months ended December 31, 2007, average general and administrative headcount decreased 10% compared to the same period in 2006.

Restructuring Expense.    During 2007, we initiated a reorganization, and eliminated approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of approximately $4.0 million, primarily related to severance costs. Additional details of the restructuring charges and remaining accruals are presented in Note 11 — Restructuring Charges and Adjustments in our Notes to Consolidated Financial Statements.

Non-Operating Expense, Net

For the twelve months ended December 31, 2007 and December 31, 2006, non-operating (expense) income, net, was as follows:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Change 2007 versus 2006
			Twelve months ended December 31
			$ Change	% Change
Interest income	$5,488	$5,305	183	3%
Interest expense	(4,948)	(6,069)	(1,121)	-18%
Realized gains (losses) on investments, net	—	475	(475)	-100%
Foreign currency hedge and transaction losses, net	(678)	(219)	459	210%
Other expense, net	(1,134)	(850)	284	33%

Total non-operating expense, net	$(1,272)	$(1,358)	(86)	-6%

Total non-operating expense, net, decreased 6% or $0.1 million for the twelve months ended December 31, 2007 as compared to the same period in 2006.

Interest income increased in the twelve months ended December 31, 2007 compared to the same period in 2006 due to higher interest rates earned on invested balances. The average rate earned for the twelve months ended December 31, 2007 was 29 basis points higher then the average rate earned in the prior year period. This increase was partially offset by lower average cash balances. For the twelve months ended December 31, 2007, average cash balances decreased 6%.

Interest expense decreased for the twelve months ended December 31, 2007 as compared to the same period in 2006 due to lower debt levels following the retirement of certain indebtedness in December 2006.

Other expense, net, increased $0.3 million for the twelve months ended December 31, 2007 as compared to the same period in 2006. Included in this change is the impact of $0.4 million of sales tax refunds received in the first quarter of 2006.

Provision for Income Taxes

We recognized income tax expense of $6.1 million and $3.8 million in 2007 and 2006, respectively, representing effective income tax rates of 25.7% in 2007 and 13.6% in 2006.

The effective income tax rates during 2007 and 2006 differ from the U.S. statutory rate of 35% due to several factors. These factors include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits. The effect of these factors on the income tax rate is detailed in Note 13 — Income Taxes in our Notes to Consolidated Financial Statements.

At December 31, 2007, we maintained a full valuation allowance against our domestic net deferred tax assets and a valuation allowance of approximately $0.9 million against our foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances. Despite the valuation allowance, the future tax-deductible benefits related to these deferred tax assets remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

At December 31, 2007, we have recorded approximately $8.8 million in tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

Analysis of Financial Results — Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

Summary of the Year Ended December 31, 2006 Results

•	Total revenues decreased $57.2 million from the same period in 2005

•	Total costs and expenses decreased $31.2 million from the same period in 2005

•	Net income from continuing operations applicable to common stockholders decreased $19.2 million from the same period in 2005

•	Diluted earnings per share applicable to common stockholders from continuing operations were $0.82 versus $1.65 in the same period in 2005

•	Cash flow from operations increased $15.4 million from the same period in 2005.

Revenues

The following table sets forth revenues and the percentage of revenues reflected in our consolidated statements of operations and comprehensive income for 2006 and 2005. The period-to-period comparisons of financial results are necessarily indicative of future results.

	Twelve Months Ended December 31, 2006	Percent of Revenue	Twelve Months Ended December 31, 2005	Percent of Revenue	Change 2006 versus 2005
					Twelve months ended December 31
					$ Change	% Change
SOP 97-2 recognition	$19,962	7%	$25,736	8%	$(5,774)	-22%
SOP 81-1 recognition	22,305	8%	43,810	13%	(21,505)	-49%
Recurring items	33,976	12%	20,391	6%	13,585	67%

Total Software solutions	76,243	27%	89,937	27%	(13,694)	-15%
Services	106,493	38%	103,792	31%	2,701	3%
Maintenance	92,828	33%	100,612	30%	(7,784)	-8%
Contract	4,113	2%	42,526	12%	(38,413)	-90%

Total revenues	$279,677	100%	$336,867	100%	$(57,190)	-17%

Software Solutions Revenue.    Total software solutions revenue decreased 15% or $13.7 million for the twelve months ended December 31, 2006 compared to the same period in 2005. Overall, we experienced lower software solutions revenue in the twelve months ended December 31, 2006 due to less current period bookings being recognized as revenue and a smaller size of projects being recognized under percentage of completion accounting, when compared to the same period in 2005. The components of the changes in software solutions revenue are explained below.

A significant cause of the decline in revenue recognized under SOP 97-2 for the twelve months ended December 31, 2006 is the recognition in the twelve months ended December 31, 2005 due to variability in the timing of recognition of revenue from software solutions under SOP 97-2 and we expect this variability to continue. Variability is caused by the timing and amount of software solutions bookings, and whether the software solutions require essential services. Variability is also caused by the timing of cash receipts for arrangements where significant uncertainty exists regarding collectibility of license fees. During the twelve months ended December 31, 2006, we recognized revenue related to 72 contracts at an average of $0.3 million per contract compared to 77 contracts at an average of $0.3 million per contract in the comparable period of 2005.

The primary cause of the decline in revenue recognized under SOP 81-1 for the twelve months ended December 31, 2006 is a decline in the number of projects generating revenue and the amount of revenue generated on each project as compared to the same period in 2006, due mainly to the continued decline in our backlog. Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in prior periods. During the twelve months ended December 31, 2006 we recognized revenue under 35 projects at an average of $0.6 million per project compared to 50 projects at an average of $0.9 million per project in the comparable period of 2005.

Revenue from recurring items increased $13.6 million, or 67%, in 2006 when compared to the same period in 2005. Included in the 2006 increase was $10.5 million of revenue recognized from $10.5 million in platform technology bookings in the second quarter of 2006. Recurring items include revenue from our supply chain leader and other subscription transactions, for which the revenue is deferred and recognized ratably over the contractual term of the transaction. Recurring revenue related to supply chain leader transactions for each of the twelve-month periods ended December 31, 2006 and December 31, 2005 was $12.4 million. These supply chain leader transactions have varying lives and begin expiring in the second quarter of 2007.

Services Revenue.    Services revenue increased 3% or $2.7 million for the twelve months ended December 31, 2006 compared to the same period in 2005 because of a 3% increase in billable hours partially offset by a 10% decrease in revenue recognized per billable hour. Services revenue also increased in 2006 when compared to 2005 due to an increase of approximately $1.7 million of billable travel costs. The increase in billable hours was due to growth in the average number of services personnel during the second half of 2006, when compared to the comparable period in 2005, as we attempted to match the levels of services personnel with the market demand for our services.

Maintenance Revenue.    Maintenance revenue decreased 8% or $7.8 million for the twelve months ended December 31, 2006 compared to the same period in 2005 due to a continuing decline in both the number and dollar amount of maintenance renewals, mainly due to cost cutting efforts of our customers.

Contract.    Contract revenue consists of license, services, and maintenance revenue attributable to those transactions for which we determined to change the accounting from revenue recognition under SOP 97-2 to contract accounting under SOP 81-1 in connection with the 2003 restatement of our consolidated financial statements for the years ended December 31, 2000 and 2001 and the first three quarters of 2002. Contract revenue is not indicative of the current performance of our business, as it reflects the recognition of deferred revenues where cash was collected in prior periods. Contract revenue decreased $38.4 million, or 90%, during 2006 when compared to the same period in 2005. This decrease in contract revenue during 2006 was a result of the lower amount of remaining deferred contract revenue, the decreased number of deferred transactions and the occurrence of fewer events that allow the recognition of this revenue.

International Revenue.    Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $120.3 million, or 43% of total revenue, in the twelve months ended December 31, 2006 compared to $158.2 million, or 47% of total revenue, in the same period in 2005.

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

	Twelve Months Ended December 31, 2006	Gross Margin	Twelve Months Ended December 31, 2005	Gross Margin	Change 2006 versus 2005
					Twelve months ended December 31
					$ Change	% Change
Software solutions	$12,862	83%	$14,720	84%	$(1,858)	-13%
Services and maintenance	97,960	51%	103,758	49%	(5,798)	-6%
Contract	311	92%	1,575	96%	(1,264)	-80%
Amortization of acquired technology	21	—	—	—	21	—

Total cost of revenues	$111,154		$120,053		$(8,899)	-7%

Cost of Software Solutions.    Cost of software solutions decreased $1.9 million, or 13%, in 2006. The decrease was related to renegotiated prepaid third-party royalty agreements resulting in a lower expense run rate. During the twelve months ended December 31, 2006 and December 31, 2005, the costs attributed to the performance of essential services related to SOP 81-1 were $7.1 million and $13.4 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

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

Cost of Contract.    Cost of contract decreased $1.3 million, or 80%, in 2006. Because contract expenses are recorded when the corresponding revenue is recognized, we expect cost of contract to vary. As of December 31, 2006, we had no remaining deferred contract costs.

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

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our consolidated statements of operations and comprehensive income. The year-to-year comparisons of financial results are not necessarily indicative of future results:

	Twelve Months Ended December 31, 2006	Percent of Revenue	Twelve Months Ended December 31, 2005	Percent of Revenue	Change 2006 versus 2005
					Twelve months ended December 31
					$ Change	% Change
Sales and marketing	$48,185	17%	$51,727	15%	$(3,542)	-7%
Research and development	35,200	13%	37,337	11%	(2,137)	-6%
General and administrative	56,129	20%	61,117	18%	(4,988)	-8%
Amortization of intangibles	17	—	—	—	17	—
Restructuring charges and adjustments	(403)	—	11,269	3%	(11,672)	-104%

Total operating expenses	$139,128		$161,450		$(22,322)	-14%

Sales and Marketing Expense.    Sales and marketing expense decreased $3.5 million, or 7%, in 2006. The decrease in 2006 includes decreases in payroll-related costs of $5.6 million and decreases in overhead costs of $1.2 million. These decreases were partially offset by an increase in non-cash stock option expense of $3.5 million. Average sales and marketing staff decreased approximately 17% in 2006 when compared to 2005.

Research and Development Expense.    Research and development expense decreased $2.1 million, or 6%, in 2006. This decrease in expense includes a decrease in overhead expense of $4.6 million, a decrease in facilities expense of $1.0 million, a decrease in communications expense of $0.4 million and a decrease in travel and entertainment expense of $0.4 million. These decreases in expense were partially offset by an increase in payroll-related expense of $1.1 million and non-cash stock option expense of $3.5 million.

General and Administrative Expenses.    General and administrative expense decreased $5.0 million, or 8%, in 2006. This decrease reflects an accrual made in 2005 of approximately $10.0 million for the estimated settlement of certain outstanding contingent liabilities. In addition, payroll-related expense decreased $3.1 million and facilities expense decreased $2.4 million in 2006. These decreases in the components of general and administrative expense were partially offset by an increase in stock compensation expense of $5.7 million and an increase in indemnification expense of $9.1 million.

Restructuring Charges.    In March 2005, we implemented a restructuring plan to resize our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for the office closures.

Non-Operating Expense, Net

Non-operating expense, net, was as follows:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Change 2006 versus 2005
			Twelve months ended December 31
			$ Change	% Change
Interest income	$5,305	$7,697	(2,392)	-31%
Interest expense	(6,069)	(16,315)	(10,246)	63%
Realized gains (losses) on investments, net	475	10,144	(9,669)	-95%
Foreign currency hedge and transaction losses, net	(219)	(4,217)	(3,998)	95%
Loss on extinguishment of debt	—	(3,017)	3,017	-100%
Other expense, net	(850)	(1,547)	(697)	45%

Total non-operating expense, net	$(1,358)	$(7,255)	(5,897)	-81%

Interest income decreased in the twelve months ended December 31, 2006 compared to the same period in 2005 due to lower balances partially offset by higher interest rates earned on invested balances. For the twelve months ended December 31, 2007, average cash balances decreased 54%, reflecting the repayment of our 5.25% convertible subordinated note. The decrease in realized gains on investments in 2006 as compared to 2005 is due to the sale of an investment in 2005 for approximately $11.0 million that was non-recurring in nature. During 2006, foreign currency losses decreased due to favorable foreign currency exchange rate movements in 2006 when compared to 2005, relative to our foreign currency positions, and improved hedge effectiveness.

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

Provision for Income Taxes

We recognized income tax expense of $3.8 million and $4.7 million in 2006 and 2005, respectively, representing effective income tax rates of 13.6% in 2006 and 5.1% in 2005. Our effective tax rates vary from period to period due to several factors including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits. The effect of these factors on the income tax rate is detailed in Note 13 — Income Taxes in our Notes to Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2007.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations (excluding restructured facilities)	$30,104	$12,926	$15,837	$1,341	$—
Sub-Lease income	(2,092)	(818)	(664)	(610)	—
Long-term debt obligations (1)	120,211	4,313	8,625	8,625	98,648
Other purchase obligations (2)	11,310	7,146	3,184	980	—

Total	$159,533	$23,567	$26,982	$10,336	$98,648

[1]	Included in the long-term debt obligations are semi-annual interest payments through December 15, 2015.
[2]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

On July 13, 2006, the FASB issued FIN No. 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. See “-Recently Adopted Accounting Pronouncements.” As of December 31, 2007, we had approximately $4.5 million of non-current tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $63.6 million at December 31, 2007 compared to $17.4 million at December 31, 2006, an improvement of $46.2 million or 266%. The improvement resulted from a $32.9 million decrease in current liabilities (comprised of decreases of $12.3 million in deferred revenue, $7.6 million in accrued liabilities, $6.5 million in accounts payable, and $6.4 million in accrued compensation and related expenses) and an increase of $13.3 million in current assets (comprised of an increase of $15.4 million in cash, including restricted cash, partially offset by decreases of $1.5 million in other current assets and $0.6 million in accounts receivable).

Our working capital balance at December 31, 2007 and December 31, 2006 included deferred revenue. At December 31, 2007 and December 31, 2006, we had approximately $61.7 million and $74.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $11.6 million during the twelve months ended December 31, 2007. This increase is primarily the result of $16.4 million of cash provided by operating activities and $2.1 million of cash provided by financing activities, partially offset by $7.3 million of cash used in investing activities.

During the twelve months ended December 31, 2007, cash provided by operating activities was approximately $16.4 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis. Based on the timing of license bookings and maintenance renewals as well as working capital changes, cash flow from operations is typically seasonally stronger in the second and fourth quarters.

Cash used in investing activities was approximately $7.3 million during the twelve months ended December 31, 2007. We had cash outflows related to investing activities consisting of an increase in restricted cash of $3.8 million, a business acquisition of $2.1 million, and purchases of property, plant and equipment of $1.3 million.

During the twelve months ended December 31, 2007, cash provided by financing activities was approximately $2.1 million. We had cash inflows from financing activities of $3.4 million consisting of the proceeds from the issuance of common stock upon the exercise of stock options and under our employee stock purchase plan, partially offset by cash outflows of $1.3 million from the scheduled dividend paid on our outstanding preferred stock.

At December 31, 2007, we had a net cash balance of $45.0 million compared to a net cash balance of $30.2 million at December 31, 2006. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintain a $15.0 million letter of credit line. Under this line, we are required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of December 31, 2007, approximately $5.6 million in letters of credit were outstanding under this line and approximately $7.2 million in restricted cash was pledged as collateral. As of December 31, 2006, $2.9 million in letters of credit were outstanding under this line and $4.0 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at December 31, 2007. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

The indenture governing the 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur. Such covenant specifies that we shall not, and that we shall not permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under the senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and $50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated unsecured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture). At December 31, 2007 we were in compliance with the aforementioned debt incurrence covenants.

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

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 43% for 2007 and 2006 and totaled 47% of total revenues in 2005. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency risk mitigation program that utilizes foreign currency forward exchange contracts to reduce the effect of various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our program cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and we do not use foreign exchange contracts for all of our exposures. Details of our foreign currency risk management program are presented in Note 12 — Foreign Currency Risk Management in our Notes to Consolidated Financial Statements.

During the twelve months ended December 31, 2007 we experienced margin compression as a result of appreciation in the Indian rupee. Our rupee-denominated expenses increased modestly during 2007, but this translated into a double-digit percentage increase in our dollar-denominated expenses in our India operations. If we assume the same currency exchange rate for our rupee expenditures in 2007 as we experienced in 2006 the impact of rupee appreciation was approximately $2.3 million for the twelve-months ended December 31, 2007.

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

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. The Federal Reserve Board decreased the discount rate by 150 basis points between December 31, 2006 and December 31, 2007. The weighted-average yield earned on our cash balances at December 31, 2007 was 4.18%, compared to 3.89% as of December 31, 2006. If overall interest rates fall by 100 basis points in 2008, our interest income will decline approximately $1.2 million, assuming investment levels consistent with December 31, 2007 levels.

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

Credit Risk.    Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly-rated corporations and municipalities as well as agencies of the U.S. government; however, a significant portion of these investments are in corporate debt securities, which carry a higher level of risk compared to municipal and U.S. government-backed securities. Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to reduce the effects of the risks associated with receivables denominated in non-functional currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in that they were designed to provide reasonable assurance that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2007.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement pursuant to Regulation 14A related to our 2008 annual meeting of stockholders no later than 120 days after December 31, 2007, and specified information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 under the heading “Available Information,” the information required by this Item is incorporated by reference to our 2008 proxy statement under the sections captioned “Proposal 1 — Election of Three Class II Directors,” “Executive Compensation and Other Matters — Directors and Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Committees of the Board of Directors” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2008 proxy statement under the sections captioned “Executive Compensation and Other Matters” (other than under “— Directors and Executive Officers”) and “Corporate Governance — Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2008 proxy statement under the section captioned “Principal Stockholders.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2008 proxy statement under the sections captioned “Corporate Governance — Board Matters” and “Corporate Governance — Committees of the Board of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2008 proxy statement under the section captioned “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are filed as part of this Form 10-K on the pages indicated:

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description
3.1*	—Certificate of Amendment of Restated Certificate of Incorporation of i2 Technologies, Inc. (filed as Exhibit 3.1 to the 8-K filed by i2 on February 15, 2005).

3.2*	—Amended and Restated Bylaws, as amended through May 21, 2001 (filed as Exhibit 3.1 to i2’s Registration Statement on Form S-3 (Reg. No. 333-59106)).

3.3*	—Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2, dated as of May 26, 2004 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed June 16, 2004)

3.4*	—Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on February 18, 2005)

4.1*	—Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

4.3*

—Registration Rights Agreement, dated as of December 10, 1999, among i2 and Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston (filed as Exhibit 4.3 to the Notes Form S-3).

4.4

—Rights Agreement, dated as of January 17, 2002, between i2 and Mellon Investor Services LLC, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A preferred Stock as Exhibit C.

4.5*	—Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 4, 2004)

4.6*	—First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 and Mellon Investor Services, LLC (filed as Exhibit 4.2 to i2’s Current Report on Form 8-K filed on May 4, 2004)

Exhibit Number	Description
4.7*	—Second Amendment to Rights Agreement, dated as of April 28, 2004, between i2 and Mellon Investor Services LLC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

4.8*	—Indenture, dated as of November 23, 2005, between i2 Technologies, Inc., and JPMorgan Chase Bank, National Association, as trustee (filed as exhibit 4.1 to the 8-K filed by i2 on November 29, 2005).

4.9*	—Form of Certificate (filed as exhibit 4.2 to the 8-K filed by i2 on November 29, 2005).

4.10*	—Form of Warrant (filed as exhibit 4.3 to the 8-K filed by i2 on November 29, 2005).

10.1*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2*	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through December 16, 2004 (included as Exhibit B to i2’s definitive proxy statement filed on November 16, 2004).

10.3*	—Form of Indemnification Agreement between i2 and its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5*	—First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to the RightWorks S-4).

10.6*+	—Letter Agreement, dated February 5, 2004, between James Contardi and i2 Technologies, Inc. (filed as Exhibit 10.29 to i2’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.7*

—Stipulation and Agreement of Settlement with Certain Defendants, dated May 7, 2004, in connection with Scheiner v. i2 Technologies, Inc., et al., Civ. Action No. 3:01-CV-418-H in the United States District Court for the Northern District of Texas (Dallas Division) (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 21, 2004).

10.8*	—Stock Purchase Agreement, dated as of April 28, 2004, by and between i2 and Sanjiv S. Sidhu (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

10.9*	—Registration Rights Agreement, dated as of June 3, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed June 16, 2004).

10.10*+	—Employment Agreement, dated as of February 27, 2005, between i2 and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.11	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2.

10.12*	—Stock Purchase Agreement, dated as of February 28, 2005, between i2 and Integrated Development Enterprise, Inc. (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.13*+

—Amendment to Employment Agreement and Termination of Share Rights Agreement, dated March 28, 2005, by and between i2 Technologies and Michael McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on April 1, 2005).

10.14*+	—Restricted Stock Agreement, dated March 28, 2005 by and between i2 Technologies, Inc. and Michael McGrath (filed as exhibit 10.2 to the 8-K filed by i2 on April 1, 2005).

10.15*	—Common Stock Purchase Agreement, dated June 28, 2005, between i2 Technologies, Inc., and R2 Investments, LDC (filed as exhibit 10.1 to the 8-K filed by i2 on June 29, 2005).

Exhibit Number	Description
10.16*	—Stock Purchase Agreement, dated June 29, 2005, between Primavera Systems, Inc. and i2 Technologies, Inc. (filed as exhibit 10.1 to the 8-K filed by i2 on July 1, 2005).

10.17*+	—Employment Agreement, dated July 26, 2005, by and between i2 Technologies, Inc., and Michael Berry (filed as exhibit 10.1 to the 8-K filed by i2 on July 29, 2005).

10.18*

—LLC Interest Purchase Agreement, dated May 9, 2005, by and between Novia Corp., SoftSRM, LLC, i2 Technologies US, Inc., and i2 Technologies, Inc. (filed as exhibit 10.1 to the 10-Q filed on August 9, 2005).

10.19*+	—Employment Agreement, dated September 26, 2005, by and between i2 Technologies, Inc., and Barbara Stinnett (filed as exhibit 10.1 to the 8-K filed by i2 on October 10, 2005).

10.20*+	—Amendment to the Employment Agreement, dated October 25, 2005, by and between i2 Technologies, Inc., and Michael McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on October 25, 2005).

10.21*+	—Amendment to the Employment Agreement, dated November 8, 2005, by and between i2 Technologies, Inc. and Michael Berry (filed as exhibit 10.1 to the 10-Q filed by i2 on November 9, 2005).

10.22*	—Asset Purchase Agreement, dated November 17, 2005, by and between IHS Parts Management Inc., and i2 Technologies US, Inc. (filed as exhibit 10.1 to the 8-K filed by i2 on November 19, 2005).

10.23*

—Purchase Agreement, dated November 21, 2005, by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as exhibit 10.1 to the 8-K filed by i2 on November 29, 2005).

10.24*

—Registration Rights Agreement, dated November 23, 2005 by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as exhibit 10.2 to the 8-K filed by i2 on November 29, 2005).

10.25*	—Amendment to Employment Agreement, dated as of February 1, 2006, between the Company and Michael E. McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on February 2, 2006).

10.26*	—Settlement Agreement with Mutual Releases, dated and effective as of December 15, 2006 between the Company and Gregory Brady (filed as exhibit 10.1 to the 8-K filed by i2 on December 20, 2006).

10.27*	—Amendment to Employment Agreement between the Company and Michael E. McGrath (filed as exhibit 10.1 to the 8-K filed by i2 on December 22, 2006).

10.28*	—Amendment to Employment Agreement between the Company and Michael J. Berry (filed as exhibit 10.1 to the 8-K filed by i2 on February 20, 2007).

10.29*	—Change in control agreements entered into with each Hiten Varia and Pallab Chatterjee (filed as exhibits 10.1 and 10.2 to the 8-K filed by i2 on March 15, 2007).

10.30*

—Resignation Agreement, dated July 30, 2007, between Michael E. McGrath and i2 Technologies, Inc. and General Release, dated July 30, 2007, by Michael E. McGrath in favor of i2 Technologies, Inc. and certain other persons (filed as Exhibits 10.1 and 10.2 to the 8-K filed by i2 on August 2, 2007).

10.31*	—Resignation Agreement and General Release dated August 6, 2007 between i2 Technologies, Inc. and Barbara D. Stinnett (filed as Exhibit 10.1 to the 8-K filed by i2 on August 8, 2007).

10.32*	—Interim Chief Executive Officer Agreement between Pallab Chatterjee and i2, dated September 28, 2007 (filed as Exhibit 10.1 to the 8-K filed by i2 on October 5, 2007).

Exhibit Number	Description
16.1*

—Letter from Deloitte & Touche LLP, dated July 2, 2007, to the Securities and Exchange Commission related to the i2’s change in independent accounting firm (filed as Exhibit 16.1 to the 8-K filed on July 2, 2007).

21.1	—List of subsidiaries.

23.1	—Consent of Grant Thornton LLP.

23.2	—Consent of Deloitte & Touche LLP.

24.1	—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of this Form 10-K).

31.1	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Pallab K. Chatterjee, the Interim Chief Executive Officer of i2.

31.2	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

32.1	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Pallab K. Chatterjee, the Interim Chief Executive Officer of i2.

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

i2 TECHNOLOGIES, INC.

Dated: March 14, 2008	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Pallab K. Chatterjee and Michael J. Berry, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PALLAB K. CHATTERJEE Pallab K. Chatterjee	Interim Chief Executive Officer (principal executive officer)	March 14, 2008

/S/ MICHAEL J. BERRY Michael J. Berry	Executive Vice President, Finance and Accounting, and Chief Financial Officer (principal financial and accounting officer)	March 14, 2008

/s/ SANJIV S. SIDHU Sanjiv S. Sidhu	Chairman	March 14, 2008

/s/ STEPHEN P. BRADLEY Stephen P. Bradley	Director	March 14, 2008

/s/ Harvey B. Cash Harvey B. Cash	Director	March 14, 2008

/s/ RICHARD L. CLEMMER Richard L. Clemmer	Director	March 14, 2008

/s/ MICHAEL E. MCGRATH Michael E. McGrath	Director	March 14, 2008

/s/ DAVID L. POPE David L. Pope	Director	March 14, 2008

/s/ MICHAEL J. SIMMONS Michael J. Simmons	Director	March 14, 2008

/s/ LLOYD G. WATERHOUSE Lloyd G. Waterhouse	Director	March 14, 2008

/s/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Director	March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

We have audited i2 Technologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$120,978	$109,419
Restricted cash	8,456	4,626
Accounts receivable, net	25,108	25,677
Other current assets	7,746	9,231

Total current assets	162,288	148,953
Premises and equipment, net	7,559	10,691
Goodwill	16,684	14,760
Non-current deferred tax asset	8,454	8,060
Other non-current assets	7,168	7,605

Total assets	$202,153	$190,069

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,741	$11,283
Accrued liabilities	14,631	22,245
Accrued compensation and related expenses	17,636	24,010
Deferred revenue	61,715	74,047

Total current liabilities	98,723	131,585
Total long-term debt, net	84,453	83,822
Taxes payable	4,484	—

Total liabilities	187,660	215,407
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 107 and 105 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	103,450	101,686
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,448 and 21,005 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	5	5
Additional paid-in capital	10,458,101	10,442,261
Accumulated other comprehensive income	9,963	2,398
Accumulated deficit	(10,557,026)	(10,571,688)

Net stockholders’ equity (deficit)	14,493	(25,338)

Total liabilities and stockholders’ equity (deficit)	$202,153	$190,069

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Software solutions	$47,721	$76,243	$89,937
Services	122,682	106,493	103,792
Maintenance	87,457	92,828	100,612
Contract	2,450	4,113	42,526

Total revenues	260,310	279,677	336,867

Costs and expenses:
Cost of revenues:
Software solutions	8,567	12,862	14,720
Services and maintenance	108,471	97,960	103,758
Contract	—	311	1,575
Amorization of aquired technology	25	21	—
Sales and marketing	41,872	48,185	51,727
Research and development	33,513	35,200	37,337
General and administrative	38,691	56,129	61,117
Amortization of intangibles	78	17	—
Restructuring charges and adjustments	3,955	(403)	11,269

Total costs and expenses	235,172	250,282	281,503

Operating income	25,138	29,395	55,364

Non-operating expense, net:
Interest income	5,488	5,305	7,697
Interest expense	(4,948)	(6,069)	(16,315)
Realized gains on investments, net	—	475	10,144
Foreign currency hedge and transaction losses, net	(678)	(219)	(4,217)
Loss on extinguishment of debt	—	—	(3,017)
Other expense, net	(1,134)	(850)	(1,547)

Total non-operating expense, net	(1,272)	(1,358)	(7,255)

Income before income taxes	23,866	28,037	48,109
Income tax expense	6,133	3,821	4,664

Income from continuing operations	17,733	24,216	43,445

Income from discontinued operations, net of taxes	—	—	43,884

Net income	17,733	24,216	87,329

Preferred stock dividend and accretion of discount	3,071	2,940	3,020

Net income applicable to common stockholders	$14,662	$21,276	$84,309

Net income per common share applicable to common stockholders:
Total:
Basic	$0.57	$0.84	$3.50
Diluted	$0.55	$0.82	$3.45
Discontinued operations
Basic	$—	$—	$1.82
Diluted	$—	$—	$1.80
Continuing operations including preferred stock dividend and accretion of discount
Basic	$0.57	$0.84	$1.68
Diluted	$0.55	$0.82	$1.65
Weighted-average common shares outstanding:
Basic	25,816	25,328	24,084
Diluted	26,748	25,883	24,469
Comprehensive income:
Net income (loss) applicable to common stockholders	$14,662	$21,276	$84,309

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	174
Foreign currency translation adjustments	7,565	3,545	(4,996)

Total other comprehensive income (loss)	7,565	3,545	(4,822)

Total comprehensive income	$22,227	$24,821	$79,487

See accompanying notes to consolidated financial statements.

I2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Preferred Stock		Common Stock		Warrants and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)

	Shares	Amount	Shares	Amount
Balance as of December 31, 2004	101	97,045	18,608	5	10,403,515	3,675	(10,677,273)	(173,033)
Preferred stock dividend and accretion of discount	3	3,020	—	—	—	—	(3,020)	—
Issuance of common stock from investments, exercise of options and issuance of common stock under stock purchase plans and investments	—	—	2,094	—	15,750	—	—	15,750
Amortization of deferred compensation	—	—	—	—	997	—	—	997
Change in fair value of securities available-for-sale, net of tax	—	—	—	—	—	174	—	174
Foreign currency translation	—	—	—	—	—	(4,996)	—	(4,996)
Issuance of warrants from convertible debt issuance	—	—	—	—	3,125	—	—	3,125
Net income	—	—	—	—	—	—	87,329	87,329

Balance as of December 31, 2005	104	100,065	20,702	5	10,423,387	(1,147)	(10,592,964)	(70,654)

Preferred stock dividend and accretion of discount	1	1,621	—	—	—	—	(2,940)	(1,319)
Common stock issuance from options and employee stock plans	—	—	—	—	2,584	—	—	2,584
Stock based compensation	—	—	303	—	16,290	—	—	16,290
Foreign currency translation	—	—	—	—	—	3,545	—	3,545
Net income	—	—	—	—	—	—	24,216	24,216

Balance as of December 31, 2006	105	$101,686	21,005	$5	$10,442,261	$2,398	$(10,571,688)	$(25,338)

Preferred stock dividend and accretion of discount	2	1,764	—	—	—	—	(3,071)	(1,307)
Common stock issuance from options and employee stock plans	—	—	443	—	3,399	—	—	3,399
Stock based compensation	—	—		—	12,441	—	—	12,441
Foreign currency translation	—	—	—	—	—	7,565	—	7,565
Net income	—	—	—	—	—	—	17,733	17,733

Balance as of December 31, 2007	107	103,450	21,448	5	10,458,101	9,963	(10,557,026)	14,493

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$17,733	$24,216	$87,329
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	1,042	1,188	1,238
Warrant accretion	631	631	100
Depreciation and amortization	4,726	5,901	6,309
Stock based compensation	12,388	16,293	997
Loss on extinguishment of debt	—	—	3,017
Gain on sale of discontinued operations	—	—	(36,471)
Gain on sale of securities	—	(501)	(11,491)
Write down of investment	—	—	1,000
Loss (gain) on disposal of premises and equipment	256	(170)	1,013
Expense (credit) for bad debts charged to costs and expenses	6	(479)	(45)
Deferred income taxes	816	(1,736)	(1,854)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	910	746	9,377
Other assets	8,123	7,665	3,113
Deferred contract costs	—	311	1,579
Accounts payable	(2,852)	(691)	(2,510)
Accrued liabilities	(7,948)	(12,437)	(2,460)
Accrued compensation and related expenses	(6,842)	(364)	(3,358)
Deferred revenue	(12,549)	(25,807)	(57,558)

Net cash provided by operating activities	16,440	14,766	(675)

Cash flows used in investing activities:
Restrictions (placed) released on cash	(3,830)	147	2,944
Purchases of premises and equipment	(1,341)	(2,386)	(3,162)
Purchases of short-term investments	—	—	(95,950)
Proceeds from sale of short-term investments	—	—	240,656
Proceeds from sale of premises and equipment	24	232	—
Proceeds from sale of securities	—	501	11,491
Proceeds from sale of discontinued operations	—	—	32,670
Purchases of long-term investments	—	—	(1,000)
Business acquisitions	(2,124)	(569)	—

Net cash used in investing activities	(7,271)	(2,075)	187,649

Cash flows provided by (used in) financing activities:
Repurchase of debt	—	(24,997)	(293,579)
Proceeds from sale of convertible debt	—	7,500	78,750
Cash dividends paid — preferred stock	(1,307)	(1,327)
Payment of debt issuance costs	—	(484)	(4,909)
Net proceeds from common stock issuance from options and employee stock purchase plans	3,399	2,584	800
Proceeds from sale of common stock, net of issuance costs			14,950

Net cash provided by (used in) financing activities	2,092	(16,724)	(203,988)

Effect of exchange rates on cash	298	570	(3,377)

Net change in cash and cash equivalents	11,559	(3,463)	(20,391)
Cash and cash equivalents at beginning of period	109,419	112,882	133,273

Cash and cash equivalents at end of period	$120,978	$109,419	$112,882

Supplemental cash flow information
Interest paid	$4,312	$5,417	$16,535
Income taxes paid (net of refunds received)	$5,093	$4,780	$7,440
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$1,764	$1,613	$3,020
Allocation of debt proceeds to warrants for common stock	$—	$—	$3,125

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Operations.    We are a provider of supply chain management solutions, consisting of various software and service offerings. In addition to application software, we offer hosted software solutions, such as business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, increasing operating velocity and integrating planning and execution. Our offerings are designed to help customers better achieve the following critical business objectives:

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

Restricted Cash.    At December 31, 2007 restricted cash included $8.4 million pledged as collateral for outstanding letters of credit and bank guarantees. At December 31, 2006, restricted cash included $4.0 million pledged as collateral for outstanding letters of credit and bank guarantees. We attempt to limit our restricted cash and cash balances held in foreign locations. (See Note 6 — Borrowings and Debt Issuance Costs)

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. In estimating

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of our future provisions for bad debts.

Financial Instruments.    Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly rated corporations and municipalities as well as agencies of the U.S. government. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may require letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We may also use foreign exchange contracts to hedge the risk in receivables denominated in non-functional currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used.

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

Goodwill totaled $16.7 million and $14.8 million at December 31, 2007 and December 31, 2006, respectively. This increase was due to an acquisition in 2007. We performed an impairment test on goodwill at December 31, 2007 and December 31, 2006, and determined there was no evidence of impairment.

Capitalized Research and Development Costs.    Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contract Revenue.    Contract revenue is the result of the recognition of certain revenue that was carried on our balance sheet as a portion of deferred revenue and was a result of our 2003 financial restatement. Inclusion of contract revenue in the evaluation of our performance would skew comparisons of our periodic results since recognition of that revenue was based on fulfillment of contractual obligations which often required only minimal cash outlays and generally did not involve any significant activity in the period of recognition. Additionally, the cash associated with contract revenue had been collected in prior periods. All remaining contract revenue was recognized by March 31, 2007, and it is not relevant to our on-going operations. Our deferred contract revenue balance was $3.2 million at December 31, 2006.

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped. Commissions payable to affiliates in connection with

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totaled $0.8 and $2.1 million at December 31, 2007 and 2006, respectively, while accrued affiliate commissions payable totaled $0.6 million and $1.1 million as of December 31, 2007 and 2006, respectively.

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

Net Income Per Common Share.    We calculate net income per common share in accordance with SFAS No. 128, Earnings per Share, and EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share. EITF 03-6 provides guidance on how to determine whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. We have determined that our redeemable preferred stock represents a participating security because it has voting rights and, therefore, we have calculated basic net income per common share consistent with the provisions of EITF 03-6 for all periods presented. Diluted net income per common share includes (i) the dilutive

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes and preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2007, 2006 and 2005 is provided in Note 9 — Stockholders’ Equity (Deficit) and Income Per Common Share.

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

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity (deficit) and other comprehensive income. The functional currency of one significant foreign subsidiary is the US dollar; therefore, there is no translation adjustment required for this subsidiary. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in foreign currency hedge and transaction losses, net in our consolidated statements of operations.

Fair Values of Financial Instruments.    Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except investment securities and long-term debt. Fair values of securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair value of long-term debt is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated by discounting future cash flows using the interest rates currently offered for similar debt of similar remaining maturity. At December 31, 2007, the fair value of our outstanding 5% convertible notes approximates their carrying value.

Comprehensive Income.    Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

Recent Accounting Pronouncements

Effective January 1, 2007 we adopted FIN No. 48 — Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis,

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is more likely than not to be realized upon final settlement. FIN 48’s use of the term “more likely than not” in Steps 1 and 2 is consistent with how the term is used in FAS 109 (i.e., the likelihood of an occurrence greater than 50%). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, and is effective for fiscal years beginning after December 15, 2006. Upon adoption, there was no cumulative effect to our accumulated deficit as a result of this change in accounting principle.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 in the first quarter of 2007. Adoption of this pronouncement did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, establishes a framework for measuring fair value, and enhances disclosure requirements about items measured at fair value. The Statement applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company’s financial statements, or disclosed at fair value in the company’s notes to the financial statements. Additionally, Statement 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value. We plan to adopt SFAS 157 in the first quarter of 2008. We are assessing the impact the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We plan to adopt SFAS No. 159 in the first quarter of fiscal 2008. We do not anticipate that the adoption of SFAS 159 will have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), (“SFAS No. 141R”), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R in the first quarter of 2009 and apply its provisions prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141R will be dependent on the extent and nature of any future acquisitions.

2.    Other Non-Current Assets

Other non-current assets includes unamortized debt issuance costs, long-term lease deposits, and acquired intangibles such as, software, information databases and installed customer base/relationships. Unamortized debt issuance costs of $3.2 million, as of December 31, 2007, are being amortized to interest expense over the estimated life of the debt at a rate of approximately $1.0 million per year. This unamortized debt issuance cost will be fully amortized in approximately 3 years. Other non-current assets include intangible assets that are

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Details of other non-current assets at December 31, 2007 and December 31, 2006 are below:

	2007	2006
Unamortized debt issuance costs	$3,161	$4,203
Lease deposits	3,784	3,119
Acquired intangibles	223	250
Other	—	33

Total	$7,168	$7,605

3.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are classified as available-for-sale and reported as cash and cash equivalents in our consolidated balance sheets. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of December 31, 2007 and 2006 were as follows:

	2007	2006
Short-term time deposits	$5,143	$4,048
Commercial paper	—	86,376

	$5,143	$90,424

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

4.    Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable at December 31, 2007 and 2006 include billed receivables of approximately $23.7 million and approximately $24.1 million, respectively and unbilled receivables of approximately $1.4 million and approximately $1.8 million, respectively. Unbilled receivables relate to revenues that have been recognized, but not invoiced. Such receivables are generally invoiced in the month following recognition as revenue.

Activity in the allowance for doubtful accounts was as follows:

	2007	2006	2005
Balance at beginning of period	$193	$901	$985
Provision (credit) for bad debts charged to costs and expenses	6	(479)	(45)
Write-offs, net of recoveries and other adjustments	19	(229)	(39)

Balance at end of period	$218	$193	$901

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Premises and Equipment and Lease Commitments

Premises and equipment as of December 31, 2006 and 2005 consisted of the following:

	2007	2006
Computer equipment and software	$33,095	$39,714
Furniture and fixtures	23,287	23,015
Leasehold improvements	19,702	19,589

	76,084	82,318
Less: Accumulated depreciation	(68,525)	(71,627)

	$7,559	$10,691

Depreciation of premises and equipment totaled $4.5 million in 2007, $5.9 million in 2006 and $6.3 million in 2005. Depreciation is calculated using the straight-line method. We disposed of net premises and equipment totaling $0.3 million in 2007, $0.2 million in 2006 and, $1.1 million in 2005.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $9.1 million in 2007, $10.2 million in 2006 and $11.8 million in 2005.

Future minimum lease payments under all non-cancellable operating leases, excluding estimated sublease income of $2.1 million, as of December 31, 2007 are as follows:

2008	12,926
2009	11,376
2010	4,461
2011	842
2012	499
Thereafter	—

Total	$30,104

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holders of the notes may convert their notes at any time on or after May 15, 2010. In addition, holders of the notes may convert the notes at any time prior to May 15, 2010 upon the occurrence of any of the following events, none of which have occurred:

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

Holders of the notes have the right to require us to repurchase all or any portion of the notes on or after November 15, 2010 at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to but excluding such repurchase date.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accounting for the 5% notes, we determined that components of the notes, including the over-allotment option, a portion of the conversion option and the liquidated damages clause were derivatives. Derivative instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, index, interest rate or exchange rate. Derivatives must be valued separately and accounted for as an asset, liability or equity, depending on their characteristics. We determined each derivative component should be recorded as a liability. We valued the derivative components using a Black Scholes model or using a model determining what penalties would be incurred if certain conditions were not met. We determined the derivatives to be immaterial.

We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ equity (deficit) portion of our Consolidated Balance Sheet, valued using a Black Scholes model. In the Black Scholes valuation we used a then current stock price of $13.36, a strike price of $15.4675, an estimated life of 2 years, a risk free rate of 4.35% and a volatility rate of 94.7919%. The effect of recording the warrants as equity is that the debt is recorded at a discount to its liquidation value and this discount of $3.1 million is being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features in the debt and the probability that the debt would be converted prior to the ultimate maturity. At December 31, 2007, this discount was $1.8 million.

Other

We maintain a $15.0 million letter of credit line. Under this line, we are required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of December 31, 2007 approximately $5.6 million in letters of credit were outstanding under this line and approximately $7.2 million in restricted cash was pledged as collateral. As of December 31, 2006, $2.9 million in letters of credit were outstanding under this line and $4.0 million in restricted cash was pledged as collateral.

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

Purported Shareholder Derivative Lawsuits

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. As discussed below, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. Based on the stage of the litigation, it is not possible to estimate the outcome or amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $0.2 million, $14.0 million and $4.9 million of expense for legal fees and expenses for current and former employees during 2007, 2006 and 2005, respectively.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of our software license agreements with our customers, we agree that in the event the licensed software infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in substantially all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer from the infringing license or service. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

We are under tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies and our qualification for a tax holiday, and have been assessed an aggregate of $7.1 million for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004. We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit, that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of these assessments and have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India, which provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries.

Pending resolution of these matters, we have paid approximately $3.5 million of the assessed amount and have arranged for approximately $2.9 million in bank guarantees in favor of the Indian government in respect of a portion of the balance. The bank guarantees are supported letters of credit issued in the United States and are reflected on our condensed consolidated balance sheet as restricted cash.

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

On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to Amalgamated Gadget, L.P. for and on behalf or R² Investments, LDC or its subsidiary R² Top Hat, Ltd. (collectively “R²”), pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² has certain preemptive rights upon the issuance of certain of our securities during the three-year period ending June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, will be payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15 per share is subject to certain adjustments. If we were entitled to effect a conversion we would issue approximately 4.6 million shares in 2007 and approximately 4.5 million shares in 2006, with a value of approximately $58.0 million at December 31, 2007 and approximately $103.8 million at December 31, 2006. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change in control, unless otherwise agreed to by holders of a majority of outstanding Series B shares, we will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2007 would be approximately $117.3 million and December 31, 2006 would be approximately $115.8 million. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for cash at 104% of face value plus all accrued but unpaid dividends. The redemption amount pursuant to this provision as of December 31, 2007 would be approximately $110.9 million and December 31, 2006 would be $109.5 million. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment-banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2007, 2006 and 2005 we recorded issuance cost accretion of approximately $0.4 million, $0.4 million and $0.5 million, respectively, and issued 1,327 shares or $1.3 million, 1,289 shares or $1.3 million and 2,551 or $2.6 million, respectively, of our Series B preferred stock as payment of our dividend to R² Investments, LDC. In 2007 and 2006 we also paid a cash dividend of $1.3 million on our Series B preferred stock. Subsequent to this transaction, R2 became a related party.

9.    Stockholders’ Equity (Deficit) and Income Per Common Share

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We may redeem the rights in whole, but not in part, at a price of $0.25 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2007 and December 31, 2006, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights and the consent of the holders of the shares of Series B preferred stock is required. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger, or other business combination approved by the Board of Directors and the holders of the shares of Series B preferred stock. The rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date.

Net Income Per Common Share.    Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income per common share when the effect is dilutive. Accordingly, for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the effect of the convertible preferred stock is included in the calculation of basic net income per common share.

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

The following is a reconciliation of the number of shares used in the calculation of basic net income per common share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
Common and common equivalent shares outstanding using two-class method — basic:
Weighted average common shares outstanding	21,268	20,808	19,675
Participating convertible preferred stock	4,548	4,520	4,409

Total common and common equivalent shares outstanding using two-class method — basic	25,816	25,328	24,084
Effect of dilutive securities:
Outstanding stock option and share right awards	840	528	281
Warrants associated with 5% debt	92	27	104

Weighted average common and common equivalent shares outstanding — diluted	26,748	25,883	24,469

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,906	1,145	3,653
Convertible debt	—	1,820	5,333
Convertible debt	736	—	—

Total anti-dilutive shares excluded from calculation	2,642	2,965	8,986

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Stock-Based Compensation Plans.

Employee Stock Purchase Plans.    Prior to May 1, 2007, we maintained a stock purchase plans for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plans were designed to allow eligible employees to purchase shares of our common stock through periodic payroll deductions. Payroll deductions could not exceed 15% of a participant’s base salary, and employees were allowed to purchase a maximum of 320 shares per purchase period under the purchase plans. The purchase price per share was 85% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation could be terminated at any time by a participating employee and automatically ended upon termination of employment. We discontinued the Employee Stock Purchase Plans on the last business day of April 2007 and on May 1, 2007, we replaced the plan with a company match on our 401k plan. The company provides 100% match on the first 3% of the employee contribution. During 2007 we had expense of approximately $1.0 million related to the employer match.

1995 Stock Option/Stock Issuance Plan.    The 1995 Stock Option/Stock Issuance Plan, a stockholder approved stock-based compensation plan, replaced our original 1992 Stock Plan. All options outstanding under the 1992 Plan were incorporated into the 1995 Plan; however, all outstanding options under the 1992 Plan continue to be governed by the terms and conditions of the existing option agreements for those options. The 1995 Plan is divided into three equity programs: (i) the Discretionary Grant Program, (ii) the Stock Issuance Program and (iii) the Automatic Grant Program.

The Discretionary Grant Program provides for the grant of stock appreciation rights and incentive stock options to employees and for the grant of stock appreciation rights and nonqualified stock options to employees, directors and consultants. Exercise prices may not be less than 100% and 85% of the fair market value per share of our common stock on the date of grant for incentive options and nonqualified stock options, respectively. Options granted under this program generally expire ten years after the date of grant. Prior to March 2001, options granted under the Discretionary Option Grant Program generally vested in four equal annual increments. Options granted after March 2001 generally vest 1% on the date of grant, 24% on the first anniversary of the grant date and the remaining options vest in 36 equal monthly increments thereafter. Some options granted under the Discretionary Option Grant Program may be immediately exercisable, subject to a right of repurchase at the original exercise price for all unvested shares.

The Stock Issuance Program provides for the issuance of shares of our common stock to any person at any time, at such prices and on such terms as established by the plan administrator. The purchase price per share cannot be less than 85% of the fair market value of our common stock on the issuance date. Shares of our common stock may also be issued pursuant to share right awards, restricted stock units and restricted stock awards that entitle the recipients to receive those shares upon the attainment of designated performance goals or the satisfaction of specified service requirements.

Effective with the 2007 Annual Meeting of Stockholders, the Automatic Grant Program provides that each person who is first elected or appointed as a non-employee member of our Board of Directors shall automatically be granted an award with a value equal to $175,000; with 50% of the value (or $87,500) in the form of an option grant issued at the fair market value on the date of grant, and the remaining value (or $87,500) in the form of a restricted stock award. On the date of each Annual Meeting of Stockholders, and provided that the individual has served as a non-employee Board member for at least six (6) months prior to the date of the Annual Meeting of Stockholders, will automatically be granted an award with a value equal to $125,000; with 50% of the value (or $62,500) in the form of an option grant issued at the fair market value on the date of grant, and the remaining value (or $62,500) in the form of a restricted stock award. Options granted to eligible non-employee Board members under the Automatic Option Grant Program vest in three equal annual installments, with the first such installment vesting one year from the option grant date.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1995 Plan has an automatic share increase feature whereby the number of shares of our common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of our common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1,600,000 shares of our common stock or such lesser number of shares of our common stock as determined by our Board of Directors in its discretion. Through December 31, 2007, we have reserved a total of 11,834,212 shares of our common stock for issuance under the plan. The number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire is limited to 1,000,000. Unless extended or terminated earlier, the plan will terminate on October 14, 2014.

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

Modification of Stock Options Granted to our Former CEO.    On December 21, 2006, we entered into an amendment to the employment agreement with our then CEO, Michael McGrath, to modify the period during which Mr. McGrath’s vested equity instruments are exercisable following a termination of Mr. McGrath’s employment resulting from death or disability, a voluntary termination or a termination without cause. Mr. McGrath resigned July 31, 2007 and under the terms of this modification, he has until December 31, 2008 to exercise his vested options. Notwithstanding the foregoing, any equity instrument shall be cancelled and no longer exercisable upon the expiration of the stated term of such equity instrument. In connection with the amended employment agreement, we recorded non-cash stock option expense of $1.3 million in December 2006 and recorded an additional $0.5 million during the first half of 2007.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange of Stock Options for Restricted Stock Units.    In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees had the opportunity to exchange certain stock options for restricted stock units. We offered to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units issued in exchange for a properly tendered eligible option was based on exchange ratios that depended on the exercise price of the tendered option. The exchange ratios represented the number of option shares to be exchanged for one restricted stock unit and ranged from 5-for-1 to 72-for-1. The exchange offer expired on May 31, 2006; 797 employees were eligible to participate and 549 employees participated, 1,033,498 options were tendered and cancelled, and 133,033 restricted stock units were issued under such exchange offer. Through the twelve months ended December 31, 2007 and December 31, 2006, we recorded $0.8 million and $1.9 million, respectively, of expense related to the amortization of the grant date fair value of options subject to exchange and the restricted stock units issued. An additional approximately $0.3 million of expense associated with the restricted stock units will be recognized over the remainder of the five-month vesting period of those awards.

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

We elected to apply the simplified method to determine the hypothetical additional paid-in capital (APIC) pool provided by FSP FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. There was no effect on our financial statements from making this election. Since we have significant tax net operating loss carryforwards, any excess tax benefit will not be realized until the period in with the losses have been fully utilized and the benefit reduces income taxes payable. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to income tax expense. During 2006, the shortfalls had no net impact on income tax expense because of our valuation allowance. We intend to settle our stock-based awards with new shares.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We calculate our stock-based compensation expense on a straight-line basis over the vesting periods of the related options. The table below shows the allocation of our total stock-based compensation expense for the twelve months ended December 31, 2007 and December 31, 2006. Due to our net operating losses, there was no tax expense or benefit recorded in connection with our stock-based compensation.

	Year Ended
	December 31, 2007			December 31, 2006
	Option Expense	Restricted Stock Expense	Total Expense	Option Expense	Restricted Stock Expense	Total Expense
Cost of services and maintenance	$1,997	$507	$2,504	$2,683	$117	$2,800
Sales and marketing	2,044	743	2,787	3,466	178	3,644
Research and development	2,465	564	3,029	3,530	213	3,743
General and administrative	3,335	733	4,068	5,833	273	6,106

Total	$9,841	$2,547	$12,388	$15,512	$781	$16,293

Under the modified prospective method of SFAS No. 123(R), we are not required to restate prior financial statements to reflect expensing of share-based compensation. As required by SFAS No. 123(R), we have presented pro forma disclosures of our net income and net income per share for the year ended December 31, 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below:

2005
Net income applicable to common stockholders	$84,309
Add: Total stock-based employee compensation expense included in reported net income	997
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(30,401)

Pro forma net income	$54,905

Net income per common share — Basic
As reported	$3.50
Pro forma	$2.17
Net income per common share — Diluted
As reported	$3.45
Pro forma	$2.12

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Year Ended December 31,			ESPP Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Expected term (years)	4	4	4	0.5	0.5	0.5
Volatility factor	0.81	0.90	1.04	0.32	0.64	1.13
Risk-free interest rate	4.67%	4.82%	4.00%	4.67%	4.76%	4.20%
Dividend yield	0%	0%	0%	0%	0%	0%

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans during the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share amounts and contractual life):

	Number of Options	Weighted Average Exercise Price ($)	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance, December 31, 2004	4,149	123.19	3.50	183
Granted
Grant price = fair market value	2,570	10.75
Grant price > fair market value	14	47.12
Exercised	(5)	14.39
Forfeited	(856)	29.95
Expired	(677)	148.54

Outstanding balance, December 31, 2005	5,195	79.67	5.85	8,745

Granted
Grant price = fair market value	944	14.29
Grant price > fair market value	7	16.13
Exercised	(124)	8.62
Converted (1)	(1,033)	162.43
Forfeited	(407)	12.39
Expired	(1,000)	173.88

Outstanding balance, December 31, 2006	3,582	22.24	7.80	30,775

Granted
Grant price = fair market value	202	19.09
Grant price > fair market value	567	25.67
Exercised	(189)	12.09
Forfeited.	(465)	18.60
Expired	(202)	101.11

Outstanding balance, December 31, 2007	3,495	19.05	5.71	4,238

Options exercisable at December 31, 2006	1,737	31.36	6.87	13,694
Options exercisable at December 31, 2007	2,213	19.80	4.17	3,157

(1) Issued/converted pursuant to the tender offer announced in April 2006 described above.

Weighted average grant date fair value of options granted during 2005	$7.96
Weighted average grant date fair value of options granted during 2006	$11.18
Weighted average grant date fair value of options granted during 2007	$14.84

(1)	Issued/converted pursuant to the tender offer described above.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in our restricted stock plan as of the three years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share amounts and contractual life:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance, December 31, 2004	104	—	1.09	1,792
Granted
Grant price < fair market value	130	—
Vested	(77)	—
Forfeited	(89)	—

Outstanding balance, December 31, 2005	68	—	1.56	953

Granted
Grant price < fair market value	408	—
Vested	(40)	—
Forfeited	(28)	—

Outstanding balance, December 31, 2006	408	—	1.57	9,299

Granted
Grant price = fair market value (1)	400	—
Grant price < fair market value	218	—
Vested	(157)	—
Forfeited	(145)	—

Outstanding balance, December 31, 2007	724	—	1.89	9,124

Weighted average grant date fair value of restricted shares granted during 2007	$22.19

(1)	Represents a grant of restricted stock units to certain key employees that vest based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense. Based on our assessments during 2007, no compensation expense associated with these performance-based RSUs is reflected in our results of operations in the twelve-month period ended December 31, 2007.

In connection with stock option and restricted stock awards, we recognized compensation expense of $12.4 million, $16.3 million and $1.0 million for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. Total compensation cost related to nonvested awards not yet recognized was $17.2 million at December 31, 2007. The expense is expected to be recognized over a weighted-average period of 1.2 years on a straight-line basis. The total fair value of options vested during the twelve-month periods ended December 31, 2007, December 31, 2006 and December 31, 2005 was $8.2 million, $9.7 million and $28.7 million, respectively. The aggregate intrinsic value of options exercised was $2.0 million during the twelve-month periods ended December 31, 2007 and $1.8 million during the twelve-month periods ended December 31, 2006 and December 31, 2005. The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock exceeds the exercise price of the option. When we issue shares upon stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock option awards for the years ended December 31, 2007 and December 31, 2006, and changes during the respective periods is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value ($)
Unvested balance, December 31, 2005	2,303	9.30
Granted
Grant price = fair market value	944	9.74
Grant price > fair market value	7	8.20
Forfeited	(407)	9.00
Vested	(974)	9.24

Outstanding unvested balance, December 31, 2006	1,873	9.61

Granted
Grant price = fair market value	202	19.09
Grant price > fair market value	567	25.67
Forfeited	(465)	18.60
Vested	(829)	13.85

Outstanding unvested balance, December 31, 2007	1,348	17.64

Of the options outstanding at December 31, 2007, and in the absence of acceleration of vesting or cancellations, approximately 688,869 options will vest in 2008, 430,076 in 2009, 204,402 in 2010 and 24,644 in 2011.

A summary of nonvested share awards as of December 31, 2007 and December 31, 2006, and changes during the respective periods is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value ($)
Outstanding unvested balance, December 31, 2005	68	18.64
Granted
Grant price < fair market value	408	14.56
Vested	(40)	17.59
Forfeited	(28)	14.29

Outstanding unvested balance, December 31, 2006	408	14.96

Granted
Grant price = fair market value (1)	400	25.70
Grant price < fair market value	218	15.75
Vested	(157)	14.80
Forfeited	(145)	22.60

Outstanding unvested balance, December 31, 2007	724	19.64

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our stock options outstanding at December 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price ($)
$ 7.25 — $ 12.50	913	7.96	4.46	693	8.05
$ 12.51 — $ 62.50	2,523	18.74	6.23	1,463	17.95
$ 62.51 — $ 93.75	6	84.93	0.89	6	84.93
$ 93.76 — $ 137.50	20	107.90	2.99	20	107.90
$137.50 — $2,301.00	31	298.88	2.33	31	298.88

	3,493	19.05	5.71	2,213	19.80

11.    Restructuring Charges and Adjustments

2007 Restructuring Plan.    During the second half of 2007 we initiated a reorganization and eliminated approximately 55 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of approximately $4.0 million, primarily related to severance costs. As of December 31, 2007, approximately $0.2 million of employee severance and termination remains in our 2007 restructuring accrual.

2005 Restructuring Plan.    On March 30, 2005, we implemented a restructuring plan to “resize” our infrastructure and reduce our overhead to improve efficiencies and reduce operating expense. The restructuring included the involuntary termination of 184 employees and closing or partially vacating four office locations. These activities are being accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the first quarter of 2005, we recorded a restructuring charge of $10.4 million for the involuntary terminations and $2.1 million for office closures. As of December 31, 2007, approximately $0.1 million of employee severance and termination remains in our 2006 restructuring accrual.

Consolidated Restructuring Accrual

The following table summarizes the 2007 and 2006 restructuring related payments and accruals, as well as the components of the remaining restructuring accruals, net of estimated sublease income of $0.5 million and $1.1 million, included in accrued liabilities at December 31, 2006 and December 31, 2005, respectively. There was no remaining estimated sublease income at December 31, 2007.

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2005	$234	$1,343	$1,577

Adjustments to prior restructuring plans	(36)	(367)	(403)
Cash payments	(6)	(853)	(859)

Remaining accrual balance at December 31, 2006	192	123	315

Adjustments to prior restructuring plans	(23)	—	(23)
2007 expense	3,934	20	3,955
Cash payments	(3,820)	(143)	(3,963)

Remaining accrual balance at December 31, 2007	$283	$—	$283

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Foreign Currency Risk Management

Because we conduct business on a global basis in various foreign currencies, we are exposed to adverse movements in foreign currency exchange rates. We maintain a program to mitigate foreign currency exposures that utilize foreign currency forward contracts to reduce selected non-functional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of up to one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating expense, net, in our Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2007, we recognized net gains of $3.6 million on foreign currency forward transactions and net losses of $4.3 million on foreign currency transactions. During 2006, we recognized net gains of $0.1 million on foreign currency forward contracts and net losses of $0.3 million on foreign currency transactions. During 2005, we recognized net gains of $1.3 million on foreign currency forward contracts and net losses of $5.5 million on foreign currency transactions.

A summary of our foreign currency forward contracts by currency as of December 31, 2007 and 2006 are presented in the following table (in thousands). All of these contracts originated, without premiums, on December 31, 2007 and 2006, respectively, based on then-current market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2007 and 2006 and no amounts related to these forward contracts were recorded in our financial statements.

		2007		2006
		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
Australian Dollars	AUD	399	$350	—	$—
British Pounds	GBP	997	1,975	7,195	14,089
Canadian Dollars	CAD	12,304	12,517	11,810	10,180
Danish Kroner	DKK	3,872	759	3,990	710
European Euros	EUR	2,751	4,012	—	—
Indian Rupees	INR	846,837	21,488	730,325	16,480
Japanese Yen	JPY	475,278	4,279	229,730	1,938
Singapore Dollars	SGD	1,225	856	822	536
South Korean Won	KRW	270,447	290	174,574	188
Taiwanese Dollars	TWD	—	—	16,701	516

Total forward contracts to purchase			$46,526		$44,637

Forward contracts to sell:
Australian Dollars	AUD	—	—	157	123
South African Rand	ZAR	—	—	1,136	160

Total forward contracts to sell			$—		$283

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

13.    Income Taxes

The components of income before income taxes from domestic and foreign operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Domestic	$10,714	$19,426	$35,466
Foreign	13,152	8,611	12,643

Total	$23,866	$28,037	$48,109

Our provision (benefit) for income taxes consists of the following:

	2007	2006	2005
Current:
State	$126	$—	$—
Foreign	6,241	5,557	6,518
Deferred:
Foreign	(234)	(1,736)	(1,854)

Total	$6,133	$3,821	$4,664

Our provision (benefit) for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% to income from continuing operations before income taxes as follows:

	2007	2006	2005
Expense computed at statutory rate	$8,353	$9,812	$16,838
Stock based compensation	1,749	2,372	—
Foreign operations	1,541	1,558	240
Increase/(decrease) in valuation allowance	(5,660)	(13,182)	(12,332)
Dividend received from foreign subsidiary	—	3,094	—
Other	150	167	(82)

Provision for income taxes	$6,133	$3,821	$4,664

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities at December 31, 2007 and 2006 are comprised of the following:

	2007	2006
Deferred tax assets
Deferred revenue	$5,567	$13,547
Accrued liabilities	7,141	12,807
Acquired intangibles	46,606	53,020
Capitalized expenses	56,646	63,520
Other	12,924	7,158

Total future deductible items	128,884	150,052
Loss carryforwards	687,285	681,897
Tax credits	41,131	17,359

Total tax loss carryforwards and credits	728,416	699,256

Total deferred tax assets	857,300	849,308

Valuation allowance against deferred tax assets	(847,834)	(840,076)

Net deferred tax assets	$9,466	$9,232

At December 31, 2007 and 2006, we had approximately $1.8 billion of U.S. federal net operating loss carryforwards for domestic federal tax purposes. These loss carryforwards are subject to certain annual limitations and are scheduled to expire as follows:

2008	$2,260
2009-2011	11,456
2012-2016	7,348
2017-2021	1,110,540
Thereafter	659,038

Total	$1,790,642

At December 31, 2007, our U.S. federal net operating loss carryforwards for tax purposes was approximately $2.0 million greater than our net operating loss carryforwards for financial reporting purposes due to our inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable.

In addition to the tax loss carryforwards reflected above, at December 31, 2007, we had approximately $349.3 million in future deductible expenses for tax purposes. See the table above for a description of these deferred tax assets. These tax deductible items have varying schedules of amortization and deductibility with no expiration and will reduce taxable income in the years of deduction and may create or increase tax net operating losses in the years of deduction. Utilization of these future deductible expenses will reduce or delay our ability to utilize existing tax loss carryforwards, possibly resulting in the expiration of a portion of the existing loss carryforwards. Under current tax law, tax net operating losses created or increased as a result of these future tax-deductible items will have a carryforward period of 20 years from the year in which the loss is incurred.

At December 31, 2007 and December 31, 2006, we had approximately $38.9 million and $38.8 million, respectively, of U.S. federal research and development tax credit carryforwards. These tax credits expire in the years 2008 through 2027.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and December 31, 2006, we had approximately $87.7 million and $101.7 million, respectively, of U.S. federal capital loss carryforwards. These loss carryforwards expire in the years 2008 through 2010. Capital losses may be offset only by capital gains.

We had $6.7 million and $5.4 million of foreign net operating loss carryforwards at December 31, 2007 and 2006, respectively. Foreign net operating loss carryforwards at December 31, 2007 totaling $5.4 million expire in the years 2009 through 2014, and $1.3 million expire in the years 2008 through 2010. At December 31, 2007 and 2006, we had $3.7 million and $3.6 million, respectively, of foreign research and development tax credit carryforwards. The foreign research and development tax credit carryforwards expire between 2022 and 2027.

As of December 31, 2007, we maintain a full valuation allowance against our U.S. net deferred tax assets and approximately $0.9 million valuation allowance against foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances taking into account various factors, including our financial performance. Despite the valuation allowance, the future tax-deductible benefits and tax credits related to these deferred tax assets remain available to offset future taxable income or reduce income taxes payable over the remaining useful lives of the underlying deferred tax assets.

We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the U.S. Aggregate unremitted earnings of foreign subsidiaries that are considered permanently reinvested and for which U.S. income taxes have not been provided totaled $48.1 million and $49.6 million as of December 31, 2007 and 2006, respectively.

At December 31, 2007, we have recorded approximately $8.5 million in tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that significantly changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.

This interpretation applies to all tax positions within the scope of SFAS 109 and establishes a single approach in which a recognition and measurement threshold is used to determine the amount of tax benefit that should be recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements.

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of our accumulated deficit.

Prior to the adoption of FIN 48, the company had recorded $8.5 million of tax contingency reserves, of which approximately $3.1 million related to India transfer pricing assessments had been paid. Upon adoption of FIN 48 these amounts have been reclassified as a FIN 48 liability. In addition, at December 31, 2006 we had approximately $22.5 million of deferred tax assets (subsequently recharacterized as uncertain tax positions under FIN 48) recorded for which a full valuation allowance has been provided.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in unrecognized tax benefits for the twelve months ended December 31, 2007 is as follows:

Balance at January 1, 2007	$30,965
Additions for tax positions of prior years	322
Additions for tax positions of current year	957
Reductions related to lapses of statute of limitations	(689)
Reductions for settlements	(1,042)

Balance at December 31, 2007	$30,513

The additions for tax positions of prior years and the current year are related to global transfer pricing.

The total amount of unrecognized tax benefits at December 31, 2007, that would affect the company’s effective tax rate, and not be offset by our valuation allowance, if recognized is $7.0 million. Of this amount, we have paid approximately $3.5 million related to India transfer pricing as required under Indian tax law. There is a reasonable possibility that unrecognized tax benefits will increase or decrease by December 31, 2008 due to a lapse in the statute of limitations for assessing tax, settlements of prior years uncertain tax positions, additional tax assessments and accruals related to our global transfer pricing. However, it is not possible to reasonably estimate a range of such potential increase or decrease.

We account for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2007 was $1.2 million. The total amount of accrued interest and penalties as of December 31, 2007 was $1.9 million.

Income tax expense (benefit) for the three and twelve months ended December 31, 2007, includes $ 0.1 million and $0.7 million, respectively, of interest expense related to uncertain tax positions.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
United States	$149,613	$159,420	$178,633
International revenue:
Non-US Americas	6,486	11,045	10,489
Europe, Middle East and Africa	54,323	52,014	85,558
Greater Asia Pacific	49,888	57,198	62,187

Total international revenue	110,697	120,257	158,234

Total Revenue	$260,310	$279,677	$336,867

International revenue as a percent of total revenue	43%	43%	47%

No individual customer accounted for more than 10% of our total revenues during 2007, 2006 or 2005.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	2007	2006
United States	$29,251	$30,224
Europe, Middle East, Africa	113	210
Greater Asia Pacific	2,047	2,622

Total Long Lived Assets	$31,411	$33,056

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

The historical operating results of TSC and CDS, including the gain on the sale of TSC, have been reported as discontinued operations in our financial statements. Income from discontinued operations was $43.9 million in 2005.

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

2005
Operating revenue	$17,467
Operating expenses	7,856

Operating income	9,611
Non-operating expenses, net	(2,198)
Gain on sale	36,471

Net income, net of taxes	$43,884

16.    Related Party Transactions

Prior to our hiring of Mr. McGrath as our Chief Executive Officer and President on February 27, 2005, Mr. McGrath had been bound by the terms of an agreement with Integrated Development Enterprise, Inc. or IDe pursuant to which he was committed to provide approximately 52 days of service per year to IDe, through January 31, 2007. As consideration for the release of Mr. McGrath from that commitment, we entered into a preferred stock purchase agreement with IDe, dated as of February 28, 2005, pursuant to which we purchased $1.0 million of convertible preferred stock of IDe. Q Funding III, L.P., an affiliate of Q Investments and R2 Investments, LDC, the holder of all of our outstanding shares of Series B preferred stock, also committed to purchase up to $1.0 million of IDe convertible preferred stock, on identical terms, pursuant to the terms of the same preferred stock purchase agreement. During 2005, both Q Funding and we purchased the preferred stock that each of us committed to acquire. Mr. McGrath was released from his service obligation to IDe upon execution and delivery of the preferred stock purchase agreement. Mr. McGrath continued as chairman of IDe. Mr. McGrath and members of his family hold less than 10% of the common stock of IDe on a fully diluted basis. At December 31, 2005, we evaluated the fair market value of the investment in IDe and determined the investment was impaired and the impairment was other-than temporary. Accordingly, we recorded an impairment charge to reduce the carrying value of the investment to zero. The impairment charge is reflected in other expense, net in the consolidated statement of operations.

On October 4, 2005, we entered into an agreement with IDe to license and implement their Phase Management and Portfolio Management solutions. We paid IDe approximately $0.4 million under this agreement.

On June 28, 2005, we sold 1,923,077 shares of our common stock to R² Investments, LDC, an affiliate of Q Investments, the holder of all of our outstanding shares of Series B preferred stock. The stock was sold at a price of $7.80 per share, the closing price on June 23, 2005 when our Board of Directors approved the transaction. We received approximately $15.0 million of net proceeds from this sale. On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to R² Investments, LDC, pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. For details related to the sale and subsequent payment of dividends related to this Convertible Preferred Stock, see Note 8 — Stock Transactions.