Form 10-Q
period 2008-03-31
I2 TECHNOLOGIES INC
filed 2008-05-12
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 1, 2008, the Registrant had 21,455,174 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$131,599	$120,978
Restricted cash	7,263	8,456
Accounts receivable, net	27,446	25,108
Other current assets	10,797	7,746

Total current assets	177,105	162,288
Premises and equipment, net	6,657	7,559
Goodwill	16,684	16,684
Non-current deferred tax asset	7,764	8,454
Other non-current assets	7,450	7,168

Total assets	$215,660	$202,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,389	$4,741
Accrued liabilities	16,451	14,631
Accrued compensation and related expenses	12,474	17,636
Deferred revenue	68,986	61,715

Total current liabilities	103,300	98,723
Total long-term debt, net	84,610	84,453
Taxes payable	5,881	4,484

Total liabilities	193,791	187,660
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized 107 issued and outstanding at March 31, 2008 and December 31, 2007	103,562	103,450
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,455 and 21,448 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	10,461,055	10,458,101
Accumulated other comprehensive income	11,670	9,963
Accumulated deficit	(10,554,423)	(10,557,026)

Net stockholders’ equity	21,869	14,493

Total liabilities and stockholders’ equity	$215,660	$202,153

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Software solutions	$11,672	$13,433
Services	28,842	28,695
Maintenance	22,063	21,009
Contract	—	2,450

Total revenues	62,577	65,587

Costs and expenses:
Cost of revenues:
Software solutions	2,615	2,474
Services	22,471	23,843
Maintenance	2,843	2,937
Amorization of aquired technology	4	6
Sales and marketing	11,950	11,698
Research and development	7,633	8,805
General and administrative	10,964	10,378
Amortization of intangibles	25	3
Restructuring charges and adjustments	—	(25)

Total costs and expenses	58,505	60,119

Operating income	4,072	5,468

Non-operating income (expense), net:
Interest income	1,194	1,346
Interest expense	(1,238)	(1,240)
Foreign currency hedge and transaction losses, net	(141)	(117)
Other income (expense), net	619	(321)

Total non-operating income (expense), net	434	(332)

Income before income taxes	4,506	5,136
Income tax expense	1,127	859

Net income	3,379	4,277

Preferred stock dividend and accretion of discount	776	757

Net income applicable to common stockholders	$2,603	$3,520

Net income per common share applicable to common stockholders:
Basic	$0.10	$0.14
Diluted	$0.10	$0.13
Weighted-average common shares outstanding:
Basic	26,055	25,610
Diluted	26,441	26,954

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Comprehensive income:
Net income applicable to common stockholders	$2,603	$3,520

Other comprehensive income:
Foreign currency translation adjustments	1,706	725

Total other comprehensive income	1,706	725

Total comprehensive income	$4,309	$4,245

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,379	$4,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance expense	270	246
Warrant accretion	158	158
Depreciation and amortization	935	1,181
Stock based compensation	2,903	4,179
Loss on disposal of premises and equipment	147	151
Expense for bad debts charged to costs and expenses	106	24
Deferred income taxes	616	(107)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,223)	214
Other assets	(2,302)	(1,146)
Accounts payable	720	(877)
Taxes payable	1,320	450
Accrued liabilities	1,077	(2,506)
Accrued compensation and related expenses	(5,198)	(9,190)
Deferred revenue	6,988	(3,607)

Net cash provided by (used in) operating activities	8,896	(6,553)

Cash flows provided by (used in) investing activities:
Restrictions (placed) released on cash	1,193	(1,157)
Purchases of premises and equipment	(152)	(442)
Proceeds from sale of premises and equipment	12	11

Net cash provided by (used in) investing activities	1,053	(1,588)

Cash flows provided by financing activities:
Net proceeds from common stock issuance from options and employee stock purchase plans	52	1,330

Net cash provided by financing activities	52	1,330

Effect of exchange rates on cash	620	102

Net change in cash and cash equivalents	10,621	(6,709)
Cash and cash equivalents at beginning of period	120,978	109,419

Cash and cash equivalents at end of period	$131,599	$102,710

Supplemental cash flow information
Income taxes paid (net of refunds received)	$(435)	$673
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$776	$757

See accompanying notes to consolidated financial statements.

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

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2008. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008 with the SEC (2007 Annual Report on Form 10-K).

Recent Accounting Pronouncements. We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. The statement creates a single definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about items measured at fair value. SFAS No. 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, SFAS No. 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Company is not required to recognize any new assets or liabilities at fair value.

Prior to SFAS No. 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). The statement clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing. Adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008. This statement permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. Adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are classified as available-for-sale and reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Short-term time deposits	$7,086	5,143

	$7,086	5,143

We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	86,250
Unamortized discount on 5% notes	(1,640)	(1,797)

Total debt	$84,610	$84,453

Capitalized debt issuance costs, net	$2,891	$3,161

We recorded capitalized debt issuance costs, net of accumulated amortization, in other non-current assets and are amortizing these costs over a five-year period, beginning in November 2005.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be included in additional paid in capital in the stockholders’ equity portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes are recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount is being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity.

4. Restructuring Charges and Adjustments

Restructuring Plans. In prior periods, we implemented restructuring plans, which included the elimination of personnel as well as other targeted cost reductions. See Note 11, Restructuring Charges and Adjustments, in our Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for a description of our previous restructuring plans.

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at March 31, 2008 and March 31, 2007.

	Employee Severance and Termination		Office Closure and Consolidation		Total
	2008	2007	2008	2007	2008	2007
January 1,	$283	$192	—	$123	$283	$315

Adjustments to restructuring plans	—	(8)	—	(17)	—	(25)
Cash payments	(108)	—	—	(32)	(108)	(32)

Remaining accrual balance at March 31,	$175	$184	$—	$74	$175	$258

5. Net Income Per Common Share

Net Income Per Common Share. Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income per common share when the effect is dilutive. Accordingly, for the periods presented, the effect of the convertible preferred stock is included in the calculation of basic net income per common share.

Diluted net income per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, the effect of our convertible debt is included in the calculation of diluted earnings per share. Convertible instruments are anti-dilutive when conversion would cause diluted earnings per share to be greater than basic earnings per share. The effect of our convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB No. 128 — Earnings per Share; therefore, it is similarly included in diluted income per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months ended March 31, 2008 and March 31, 2007.

	March 31,
	2008	2007
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	21,450	21,062
Participating convertible preferred stock	4,605	4,548

Total common and common equivalent shares outstanding using two-class method - basic	26,055	25,610
Effect of dilutive securities:
Outstanding stock option and share right awards	386	1,170
Warrants associated with 5% debt	—	173

Weighted average common and common equivalent shares outstanding - diluted	26,441	26,953

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,145	947
Convertible debt	—	1,996

Total anti-dilutive shares excluded from calculation	3,145	2,943

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended March 31,
	2008	2007
United States	$38,366	$38,040
International revenue:
Non-US Americas	979	1,348
Europe, Middle East and Africa	12,574	16,187
Greater Asia Pacific	10,658	10,012

Total international revenue	24,211	27,547

Total Revenue	$62,577	$65,587

International revenue as a percent of total revenue	39%	42%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	March 31, 2008	December 31, 2007
United States	$28,781	$29,251
Europe, Middle East, Africa	96	113
Greater Asia Pacific	1,914	2,047

Total Long Lived Assets	$30,791	$31,411

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred no such expenses during the three months ended March 31, 2008 and incurred approximately $0.1 million of such expenses during the three months ended March 31, 2007.

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

India Tax Assessments

We are under tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies and our qualification for a tax holiday, and have been assessed an aggregate of $6.9 million for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004. We believe the Indian tax authorities’ positions regarding our intercompany transactions and tax holiday qualification are without merit, that all intercompany transactions were conducted at appropriate pricing levels and that our operations qualify for the tax holiday claimed. Accordingly, we have appealed all of these assessments and have also sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and India, which provides us with an opportunity to resolve these matters in an environment which includes governmental representatives of both countries.

Pending resolution of these matters, we have paid $3.7 million of the assessed amount and have arranged for $2.9 million in bank guarantees in favor of the Indian government in respect of a portion of the balance. The bank guarantees are supported by letters of credit issued in the United States and are reflected on our condensed consolidated balance sheet as restricted cash

We expect the ultimate resolution of these matters will not exceed the tax contingency reserves we have established for them.

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

8. Stock-Based Compensation Plans.

For a description of our stock-based compensation plans, see Note 10, Stock-Based Compensation, in our Notes to Consolidated Financial Statements filed in our 2007 Annual Report on Form 10-K.

Stock-based compensation expense for the three-month periods ended March 31, 2008 and March 31, 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Services	$611	$589
Maintenance	69	73
Sales and marketing	626	1,098
Research and development	756	891
General and administrative	841	1,528

Total	$2,903	$4,179

Included in stock-based compensation expense was restricted stock expense of $0.9 million and $1.0 million for the three-month periods ended March 31, 2008 and March 31, 2007, respectively.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense. Based on our first quarter 2008 and first quarter 2007 assessments, no compensation expense associated with these performance-based RSUs is reflected in our results of operations in the three-month periods ended March 31, 2008 and March 31, 2007.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended March 31,		ESPP Three Months Ended March 31,
	2008	2007	2008	2007
Expected term (years)	4	4	*	0.5
Volatility factor	67%	82%	*	31%
Risk-free interest rate	2.62%	4.69%	*	4.68%
Dividend yield.	0%	0%	*	0%

*	ESPP plan was discontinued during the second quarter of 2007.

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

We recognized income tax expense of approximately $1.1 million for the three months ended March 31, 2008 and $0.9 million for the three months ended March 31, 2007, representing effective income tax rates of 25.0% and 16.7%, respectively. Factors that affect income tax expense include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $0.5 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended March 31, 2008 and March 31, 2007 differ from the U.S. statutory rate primarily due to changes in our valuation allowance.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization is recorded in income tax expense and totaled approximately $0.2 million for the three months ended March 31, 2008. Accrued interest and penalties were approximately $1.9 million at March 31, 2008. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

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

We are subject to potential change by various tax jurisdictions in the inter-company pricing at which we have conducted business within our global related group of companies. Additional tax examinations may be opened or existing examinations may be resolved within the next 12 months. We closely monitor developments in this area and make changes as necessary in the accruals we have made for what we believe will be the ultimate outcome of any tax adjustments. It is not possible to reasonably estimate a range of potential increases or decreases of such changes.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

Certain large stockholders have called for the public sale of the Company, and the Board of Directors of i2 has formed a Strategic Review Committee in connection with an ongoing review of i2’s management, operations and strategy. Continued pressure by activist stockholders for the sale of the Company and/or the Company’s ongoing exploration of strategic options, could create distractions for our management, sales staff and other employees and create uncertainty in existing and potential customers regarding our ability to meet our contractual obligations. Such distractions and uncertainty could harm our business, results of operations, cash flow and financial condition.

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

•	Loss of key personnel or our failure to attract, train and retain additional personnel could negatively affect our operating results and revenues and seriously harm our company.

•	We face other risks indicated in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K.

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

Visibility – a clear and unobstructed view up and down the supply chain

Planning – supply chain optimization to match supply and demand considering system-wide constraints

Collaboration – interoperability with supply chain partners and elimination of functional silos

Control – management of data and business processes across the extended supply chain

Revenue Categories

We recognize revenue for software and our related service offerings in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and SAB 103, “Update of Codification of Staff Accounting Bulletins,” and SEC Staff Accounting Bulletin “Topic 13, Revenue Recognition.”

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

Contract Revenue. As explained in more detail below, we do not consider contract revenue to be an indication of the current performance of our business. We collected the cash associated with contract revenue in prior periods and recorded the revenue as we fulfilled the contract obligations. As of March 31, 2008, our deferred contract revenue balance was zero.

Transition to a Solutions-Oriented Provider

Our software and service offerings have changed in recent years in response to market demands as well as the introduction of new technology and products. We are transitioning our business approach to being a solutions-oriented provider, and accordingly have experienced a shift to a greater level of services revenue versus software solutions revenue.

Beginning in 2006, we increased our hiring of services personnel based on our expectations regarding the demand for our services and our existing services backlog. In addition to generating increased services revenue from the increased headcount, we have also increased the billability of our services personnel and have been successful at strategically placing certain of our research and development staff on billable services projects when their skill sets are appropriate.

These changes impact the mix of revenues we generate. These impact our profitability because services will typically earn a lower margin than software solutions. These changes also influence the proportion of revenue recognized on a percentage of completion basis or subscription basis. We now expect that a higher proportion of our software solutions revenue will be recognized under a percentage of completion basis or subscription basis, rather than being recognized in the period the contract is signed.

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

In managing our business and reviewing our results, management focuses most intently on our revenue generation process, including bookings, backlog, operating revenue (total revenue excluding contract revenue), cash flow from operations and liquidity.

Bookings. We define bookings as the total value of non-contingent fees payable to the company pursuant to the terms of duly executed contracts. Bookings are expected to result in revenue as products are delivered or services are performed, and may reflect contracts from which revenue will be recognized over multi-year periods, however there can be no assurance that bookings will result in future revenue. Bookings do not include amounts subject to contingencies, such as optional renewal periods, amounts subject to a customer’s internal approvals, amounts subject to customer specific cancellation provisions and amounts that are refundable for reasons outside of our standard warranty provisions. Based on the nature of the transactions, certain of our subscription bookings have termination provisions upon payment of a penalty. Because our revenues are recognized under several different accounting standards and thus are subject to period-to-period variability, we closely monitor our bookings as a leading indicator of future revenues and the overall performance of our business.

Total bookings for the three months ended March 31, 2008 and March 31, 2007 were $66.4 million and $61.5 million, respectively, an increase of 8.0% or $4.9 million.

Backlog. Backlog represents the balance of bookings that has not been recognized as revenue. The amount of backlog for which we have received payment is recorded as deferred revenue on our condensed consolidated balance sheet. We review our backlog to assess future revenue that may be recognized from bookings in previous fiscal periods. This review allows us to determine whether we are recognizing more or less revenue compared to the bookings in that period and whether our backlog is increasing or decreasing.

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

For the three months ended March 31, 2008 operating revenue (total revenue excluding contract revenue) was down 0.9% or $0.6 million compared to the same period in 2007. Our annual operating revenue was approximately $257.9 million, $275.6 million and $294.3 million in 2007, 2006 and 2005, respectively. These declines represent annual declines of 6% for each period. As part of our transition to being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue.

Software solutions revenue declined 13% or $1.8 million for the three months ended March 31, 2008 compared to the same period in 2007. The primary reason for the decline is that during the first quarter of 2008 we recognized approximately $0.2 million from current period bookings versus approximately $1.8 million in the same period of 2007. In the first quarters of 2008 and 2007 our total software solutions bookings were lower than our software solutions revenue, thereby reducing our backlog going forward, as indicated in the table below. This has contributed to lower software solutions revenue in the three months ended March 31, 2008 versus the comparable periods in 2007. This trend will continue unless we experience growth in software solutions bookings in the next several quarters.

	Three Months Ended		Twelve Months Ended
	March 31, 2008	March 31, 2007	December 31, 2007	December 31, 2006
Additions to Backlog:
Software Solutions Bookings	$8,611	$7,682	$54,556	$49,540
Platform Technology/Source Code Bookings	—	—	500	10,480

Net Additions to Backlog	8,611	7,682	55,056	60,020
Less: Software Solutions Revenue Recognized	11,672	13,433	47,721	76,243

Increase/(Decrease) in Backlog	$(3,061)	$(5,751)	$7,335	$(16,223)

Services revenue increased 1% or $0.1 million for the three months ended March 31, 2008 when compared to the same period in 2007. We expect services revenue to continue to be a larger percentage of our total revenue than it has been in previous years. Services revenue generally earns a lower margin than our other revenue types, although we have experienced higher margins in our services business in 2008 compared to 2007 due to leverage and efficiency from the services platform.

Maintenance revenue increased 5% or $1.1 million for the three months ended March 31, 2008 when compared to the same period in 2007. This increase was driven, primarily, from the incremental maintenance contracts signed during the past four quarters and the limited negative impact from contract renegotiations. Increases in maintenance revenue occur when customers renew their maintenance agreements at higher rates or when we sign new customers to maintenance agreements.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held in foreign subsidiaries.

Our operating cash flow for the three months ended March 31, 2008 was approximately $8.9 million compared to negative cash flow from operations of $6.6 million in the three months ended March 31, 2007. The main components of our cash flow improvement are as follows: Higher cash collections of approximately $7.0 million, which includes a net tax refund from an international tax authority of approximately $1.0 million for previously paid taxes, and lower cash disbursements of approximately $8.0 million, consisting of lower annual bonus payments and lower non-operating legal payments.

Our working capital was approximately $73.8 million at March 31, 2008, an improvement from the $63.6 million balance at December 31, 2007 and the $17.4 million at December 31, 2006. The chart below shows the components of our working capital and the dollar changes from period to period for 2006 and 2007 and the first quarter of 2008.

	December 31, 2006	December 31, 2007	March 31, 2008
Total cash	$114,045	$129,434	$138,862
Accounts receivable	25,677	25,108	27,446
Other current assets, net	9,231	7,746	10,797

Total current assets	148,953	162,288	177,105

Current liabilities	57,538	37,008	34,314
Deferred revenue	74,047	61,715	68,986
Current portion long-term debt	—	—	—

Total current liabilities	131,585	98,723	103,300

Working capital	$17,368	$63,565	$73,805

Dollar change from previous period	$51,704	$46,197	$10,240
Net cash	$30,223	$45,454	$54,252

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2008 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our 2007 Annual Report on Form 10-K.

Analysis of Financial Results – Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Summary of First Quarter 2008 Results

•	Total revenue decreased $3.0 million from the same period in 2007

•	Total costs and expenses decreased $1.6 million from the same period in 2007

•	Net income applicable to common stockholders was $2.6 million compared to $3.5 million in the same period in 2007

•	Diluted earnings per share were $0.10 for the first quarter of 2008 and $0.13 for the first quarter of 2007

•	Cash flow from operations was $8.9 million versus negative cash flow from operations of $6.6 million in the 2007 period

•	Total bookings were $66.4 million

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008 and March 31, 2007. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2008	Percent of Revenue	Three Months Ended March 31, 2007	Percent of Revenue	Change 2008 versus 2007
					Three months ended March 31
					$ Change	% Change
SOP 97-2 recognition	$376	1%	$2,605	4%	$(2,229)	-86%
SOP 81-1 recognition	5,068	8%	4,905	7%	163	3%
Recurring items	6,228	10%	5,923	9%	305	5%

Total Software solutions	11,672	19%	13,433	20%	(1,761)	-13%
Services	28,842	46%	28,695	44%	147	1%
Maintenance	22,063	35%	21,009	32%	1,054	5%
Contract	—	—	2,450	4%	(2,450)	-100%

Total revenues	$62,577	100%	$65,587	100%	$(3,010)	-5%

Software Solutions Revenue. Total software solutions revenue decreased 13% or $1.8 million for the three months ended March 31, 2008 compared to the same period in 2007. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the three months ended March 31, 2008 is due to declines in the number and size of deals being recognized from current quarter bookings as well as a decrease in the number and size of deals recognized from backlog. During the three months ended March 31, 2008 we recognized revenue related to seven contracts at an average of $0.1 million per contract compared to 17 contracts at an average of $0.2 million per contract in the comparable period of 2007.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in both current and prior periods. During the three months ended March 31, 2008 we recognized revenue related to 16 projects at an average of $0.3 million per project compared to 19 projects at an average of $0.3 million in the comparable period of 2007.

Revenue from recurring items was relatively unchanged, increasing $0.3 million for the three months ended March 31, 2008 when compared to the same period in 2006.

Services Revenue. Services revenue increased 1% or $0.1 million for the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of an 8% increase in the average bill rate offset by a 5.2% decline in overall billable hours.

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

Maintenance Revenue. Maintenance revenue increased 5% or $1.1 million for the three months ended March 31, 2008 compared to the same period in 2007. This increase was driven, primarily, from the incremental maintenance contracts signed during the past four quarters and the limited negative impact from contract renegotiations.

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $24.2 million, or 39% of total revenue, in the three months ended March 31, 2008 compared to $27.5 million, or 42% of total revenue, in the same period in 2007. The reduction in international revenue is primarily related to the decrease in contract revenue.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

During the three months ended March 31, 2008 we experienced margin compression compared to the three months ended March 31, 2007, as a result of appreciation in the Indian rupee. Our rupee-denominated expenses increased modestly during 2008, but this translated into an 11% increase in our dollar-denominated expenses in our India operations. If we assume the same currency exchange rate for our rupee expenditures in 2008 as we experienced in 2007, the impact of rupee appreciation was approximately $0.7 million for the three months ended March 31, 2008.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008 and March 31, 2007. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2008	Gross Margin	Three Months Ended March 31, 2007	Gross Margin	Change 2008 versus 2007
					Three months ended March 31
					$ Change	% Change
Software solutions	$2,615	78%	$2,474	82%	$141	6%
Services	22,471	22%	23,843	17%	(1,372)	-6%
Maintenance	2,843	87%	2,937	86%	(94)	-3%
Amortization of acquired technology.	4	—	6	—	(2)	-33%

Total cost of revenues	$27,933		$29,260		$(1,327)	-5%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions increased 6% or $0.1 million for the three months ended March 31, 2008 compared to the same period in 2007 primarily because of an increase in the number of hours worked on projects requiring essential services.

During the three months ended March 31, 2008 and March 31, 2007, the costs attributable to the performance of essential services related to SOP 81-1 was $1.9 million and $0.8 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 6% of $1.4 million for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in employee related costs of $1.3 million and contractor costs of $0.8 million. The decrease in employee related costs was driven by a shift of approximately 28 associates from the services organization to the sales organization. This shift was done as part of our refocus in late 2007 to a sales approach centered on customer business units. These decreases were partially offset by an increase in travel and entertainment of $0.4 million.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 3% or $0.1 million for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in travel and entertainment expense.

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

	Three Months Ended March 31, 2008	Percent of Revenue	Three Months Ended March 31, 2007	Percent of Revenue	Change 2008 versus 2007
					Three months ended March 31
					$ Change	% Change
Sales and marketing	$11,950	19%	$11,698	18%	$252	2%
Research and development	7,633	12%	8,805	13%	(1,172)	-13%
General and administrative	10,964	18%	10,378	16%	586	6%
Amortization of intangibles	25	—	3	—	22	733%
Restructuring charges and adjustments	—	—	(25)	—	25	-100%

Total operating expenses	$30,572		$30,859		$(287)	—

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended March 31, 2008, the increase in sales and marketing expense included an increase in employee related costs of $1.0 million (including $1.1 million of employee commissions expense and $0.5 million of bonus expense, offset by a decrease in stock compensation expense of $0.5 and a decrease in trade show expense of $0.3 million and a decrease in payroll expense of $0.2 million). The increase in employee related costs is a result of the aforementioned shift of associates from the services organization to the sales organization.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. For the three months ended March 31, 2008, our average research and development headcount decreased 17% compared to the same period in 2007, resulting in a $0.6 million decrease in employee-related costs and contributed to a 13% or $1.2 million decrease in research and development expense.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended March 31, 2008 increased 6% or $0.6 million compared to the same period in 2007 primarily due to an increase in legal expense of $1.2 million, related to increased litigation costs, and an increase in other tax expense of $0.6 million (primarily due to a reduction of non-income taxes payable to a foreign tax authority recorded in the first quarter of 2007), partially offset by a decrease in employee related expense of $1.0 million and a decrease in equipment expense of $0.3 million. The decrease in employee related expenses is reflective of a decrease of 21% in average headcount when compared to the same period in 2007.

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

Restructuring Expense. During the three months ended March 31, 2008 we had no restructuring expense and in the three months ended March 31, 2007 we had adjustments to our restructuring accrual.

Non-Operating Income (Expense), Net

For the three months ended March 31, 2008 and March 31, 2007, non-operating income (expense), net, was as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Change 2008 versus 2007
			Three months ended March 31
			$ Change	% Change
Interest income	$1,194	$1,346	(152)	-11%
Interest expense	(1,238)	(1,240)	(2)	—
Foreign currency hedge and transaction losses, net	(141)	(117)	24	20%
Other income (expense), net	619	(321)	940	293%

Total non-operating income (expense), net	$434	$(332)	766	231%

Total non-operating income (expense), net, increased 231% or $0.8 million for the three months ended March 31, 2008 as compared to the same period in 2007.

Interest income decreased in the three-month period ended March 31, 2008 compared to the same period in 2007 due to lower yields on average cash balances, partially offset by higher average cash balances. For the three months ended March 31, 2008, average cash balances increased 25%. The average rate earned for the three months ended March 31, 2008 was 3.21%, and for March 31, 2007 was 4.67%.

The change in other income (expense), net reflects a sales tax refund of approximately $0.4 million received in the first quarter of 2007 and interest refund of $0.7 million received in the first quarter of 2008.

Interest expense was flat for the three months ended March 31, 2008 as compared to the same period in 2007.

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

Provision for Income Taxes

We recognized income tax expense of approximately $1.1 million for the three months ended March 31, 2008 and $0.9 million for the three months ended March 31, 2007, representing effective income tax rates of 25.0% and 16.7%, respectively. Factors that affect income tax expense include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $0.5 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended March 31, 2008 and March 31, 2007 differ from the U.S. statutory rate primarily due to changes in our valuation allowance. Our effective income tax rate for the three months ended March 31, 2008 includes the effect of a refund of approximately $1.0 million related to our international operations.

Contractual Obligations

During the three-month period ended March 31, 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2007 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $73.8 million at March 31, 2008 compared to $63.6 million at December 31, 2007, an improvement of $10.2 million or 16.0%. The improvement resulted from a $14.8 million increase in current assets (comprised of an increase of $9.4 million in cash, including restricted cash, an increase of $3.1 million in other current assets and an increase of $2.3 million in accounts receivable). This increase in current assets was partially offset by an increase in current liabilities of $4.6 million (comprised of an increase in deferred revenue of $7.3 million, an increase in accrued liabilities of $1.8 million, and an increase in accounts payable of $0.6 million, partially offset by a decrease accrued compensation and related expenses of $5.2 million).

Our working capital balance at March 31, 2008 and December 31, 2007 included deferred revenue. At March 31, 2008 and December 31, 2007, we had approximately $69.0 million and $61.7 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $10.6 million during the three months ended March 31, 2007. This increase is primarily the result of $8.9 million of cash provided by operating activities and $1.0 million of cash provided by investing activities.

During the three months ended March 31, 2008, cash provided by operating activities was approximately $8.9 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.

Cash provided from investing activities was approximately $1.0 million during the three months ended March 31, 2008. We had a decrease in restricted cash of approximately $1.2 million partially offset by purchases of property, plant and equipment of $0.2 million.

During the three months ended March 31, 2008, cash provided by financing activities was minimal and related to proceeds for the issuance of common stock related to the exercise of stock options.

At March 31, 2008, we had a net cash balance of $54.3 million compared to a net cash balance of $45.0 million at December 31, 2007. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintain a $15.0 million letter of credit line. Under this line, we are required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of March 31, 2008, $4.9 million in letters of credit were outstanding under this line and $6.2 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at March 31, 2008. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 39% and 42% for the three months ended March 31, 2008 and March 31, 2007, respectively,. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses are denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of March 31, 2008 and 2007, the weighted-average yield on cash and cash equivalent balances was 3.21% and 4.67%, respectively. If overall interest rates fell by 100 basis points in the fourth quarter of 2007, our interest income would decline approximately $0.3 million for the quarter, assuming cash and cash equivalent levels consistent with March 31, 2008 levels.

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

During the quarter ended March 31, 2008, we did not timely file an Item 5.02 Form 8-K related to the resignation of an officer of the Company. We will recommend enhanced disclosure control procedures to our audit committee during our quarter ending June 30, 2008. Additionally, during the three months ended March 31, 2008, we determined that certain executive non-Company expenses were charged to a company-paid corporate credit card, representing a violation of Company policy. As such, subsequent to March 31, 2008 we have implemented internal control enhancements including discontinuance of company-paid credit cards for executives and associates. We have re-evaluated our internal controls in light of these matters and concluded they did not occur as a result of a material weakness.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description

10.1	—Executive Retention Agreements between i2 and certain of its executive officers, (filed as exhibit 10.1 to the 8-K filed by i2 on February 29, 2008).

31.1	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Pallab K. Chatterjee, Interim Chief Executive Officer (Principal Executive Officer) of i2.

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

i2 TECHNOLOGIES, INC.

May 12, 2008	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)