Form 10-Q
period 2008-06-30
I2 TECHNOLOGIES INC
filed 2008-08-07
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, the Registrant had 21,567,303 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$143,061	$120,978
Restricted cash	6,668	8,456
Accounts receivable, net	29,020	25,108
Other current assets	91,868	7,746

Total current assets	270,617	162,288
Premises and equipment, net	6,081	7,559
Goodwill	16,684	16,684
Non-current deferred tax asset	7,192	8,454
Other non-current assets	6,945	7,168

Total assets	$307,519	$202,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,958	$4,741
Accrued liabilities	15,696	14,631
Accrued compensation and related expenses	17,354	17,636
Deferred revenue	72,408	61,715

Total current liabilities	111,416	98,723
Total long-term debt, net	84,768	84,453
Taxes payable	6,278	4,484

Total liabilities	202,462	187,660
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 108 issued and outstanding at June 30, 2008 and 107 issued and outstanding December 31, 2007	105,003	103,450
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,560 and 21,448 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	10,464,084	10,458,101
Accumulated other comprehensive income	9,649	9,963
Accumulated deficit	(10,473,684)	(10,557,026)

Net stockholders’ equity	105,057	14,493

Total liabilities and stockholders’ equity	$307,519	$202,153

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Software solutions	$12,569	$11,412	$24,241	$24,845
Services	30,508	31,553	59,350	60,248
Maintenance	21,651	22,018	43,713	43,027
Contract	—	—	—	2,450

Total revenues	64,728	64,983	127,304	130,570

Costs and expenses:
Cost of revenues:
Software solutions	2,874	2,175	5,488	4,649
Services	23,624	24,467	46,095	48,310
Maintenance	2,655	2,800	5,498	5,737
Amortization of acquired technology	—	6	4	12
Sales and marketing	13,072	12,957	25,022	24,654
Research and development	7,541	8,750	15,174	17,555
General and administrative	10,919	10,549	20,428	20,928
Amortization of intangibles	25	25	50	28
Restructuring charges and adjustments	—	(49)	—	(75)

Costs and expenses, subtotal	60,710	61,680	117,759	121,798
Intellectual property settlement, net	(81,315)	—	(79,860)	—

Total (benefit) costs and expenses	(20,605)	61,680	37,899	121,798

Operating income	85,333	3,303	89,405	8,772

Non-operating expense, net:
Interest income	932	1,302	2,127	2,648
Interest expense	(1,236)	(1,236)	(2,475)	(2,476)
Foreign currency hedge and transaction losses, net	(464)	(74)	(605)	(191)
Other (expense) income, net	(335)	(231)	284	(553)

Total non-operating expense, net	(1,103)	(239)	(669)	(572)

Income before income taxes	84,230	3,064	88,736	8,200
Income tax expense	2,714	740	3,842	1,598

Net income	$81,516	$2,324	$84,894	$6,602

Preferred stock dividend and accretion of discount	776	765	1,552	1,524

Net income applicable to common stockholders	$80,740	$1,559	$83,342	$5,078

Net income per common share applicable to common stockholders:
Basic	$3.09	$0.06	$3.20	$0.20
Diluted	$3.05	$0.06	$3.15	$0.19
Weighted-average common shares outstanding:
Basic	26,105	25,770	26,080	25,690
Diluted	26,475	26,806	26,459	26,870

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income applicable to common stockholders	$80,740	$1,559	$83,342	$5,078

Other comprehensive income:
Foreign currency translation adjustments	(2,019)	2,918	(313)	3,643

Total other comprehensive income	(2,019)	2,918	(313)	3,643

Total comprehensive income	$78,721	$4,477	$83,029	$8,721

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$84,894	$6,602
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	541	504
Warrant accretion	315	315
Depreciation and amortization	1,850	2,471
Stock based compensation	5,872	7,347
Loss on disposal of premises and equipment	144	222
Expense (credit) for bad debts charged to costs and expenses	173	(116)
Deferred income taxes	1,398	(92)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(4,033)	(440)
Other assets	(86,212)	3,791
Accounts payable	1,769	(854)
Taxes payable	2,055	(9)
Accrued liabilities	1,178	(5,442)
Accrued compensation and related expenses	(119)	(7,516)
Deferred revenue	10,575	(1,688)

Net cash provided by operating activities	20,400	5,095

Cash flows provided by (used in) investing activities:
Restrictions (placed) released on cash	1,788	(1,656)
Purchases of premises and equipment	(562)	(1,209)
Proceeds from sale of premises and equipment	17	12
Business acquisitions	—	(2,125)

Net cash provided by (used in) investing activities	1,243	(4,978)

Cash flows provided by financing activities:
Cash dividends paid - preferred stock	—	(1,307)
Net proceeds from common stock issuance from options and employee stock purchase plans	112	2,960

Net cash provided by financing activities	112	1,653

Effect of exchange rates on cash	328	(200)

Net change in cash and cash equivalents	22,083	1,570
Cash and cash equivalents at beginning of period	120,978	109,419

Cash and cash equivalents at end of period	$143,061	$110,989

Supplemental cash flow information
Interest paid	$2,156	$2,156
Income taxes paid (net of refunds received)	$882	$1,772
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$1,552	$217

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

Recent Accounting Pronouncements. We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. The statement creates a single definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about items measured at fair value. SFAS No. 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to the financial statements. Additionally, SFAS No. 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, we are not required to recognize any new assets or liabilities at fair value.

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

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing. Adoption of SFAS No. 157 did not have a material impact on our financial statements.

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R) which changes how an entity accounts for the acquisition of a business. When effective, SFAS No. 141R will replace existing SFAS No. 141 in its entirety, will amend SFAS No. 109 and Interpretation 48 and also will amend the goodwill impairment test requirements in SFAS No. 142. SFAS No. 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

We currently record all changes to a valuation allowance for acquired deferred tax assets or the effect of changes in an acquired tax position that occur after the acquisition date by initially reducing the related goodwill to zero, next by reducing other noncurrent intangible assets related to the acquisition to zero and lastly by reducing income tax expense. However, SFAS No. 141R amends SFAS No. 109 and Interpretation 48 to require us to recognize changes to the valuation allowance for an acquired deferred tax asset or the effect of changes to an acquired tax position as adjustments to income tax expense or contributed capital, as appropriate, and not as adjustments to goodwill. This accounting will be required when SFAS No. 141R becomes effective (January 1, 2009) and applies to valuation allowances and tax positions related to acquisitions accounted for originally under SFAS No. 141 as well as those accounted for under SFAS No. 141R.

We intend to adopt SFAS No. 141R effective January 1, 2009 and apply its provisions prospectively. We are evaluating the impact that the adoption of SFAS No. 141R will have on our financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). The pronouncement mandates that the GAAP hierarchy reside in the accounting literature as opposed to audit literature. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, the FASB issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP APB 14-1 is not permitted.

Our 5% Senior Convertible Notes (“Notes”) are within the scope of FSP APB 14-1. During the first quarter of 2009, we will be required to report the debt components of the Notes at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. We are currently assessing the impact of adopting FSP APB 14-1 on our financial condition and results of operations.

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are classified as available-for-sale and reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Short-term time deposits	$6,926	5,143

	$6,926	$5,143

We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015.....	86,250	86,250
Unamortized discount on 5% notes	(1,482)	(1,797)

Total debt	$84,768	$84,453

Capitalized debt issuance costs, net	$2,620	$3,161

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

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at June 30, 2008 and June 30, 2007.

	Employee Severance and Termination		Office Closure and Consolidation		Total
	2008	2007	2008	2007	2008	2007
January 1,	$283	$192	—	$123	$283	$315

Adjustments to restructuring plans	—	(8)	—	(17)	—	(25)
Cash payments	(108)	—	—	(32)	(108)	(32)

Remaining accrual balance at March 31,	$175	$184	$—	$74	$175	$258

Adjustments to restructuring plans	—	—	—	(49)	—	(49)
Cash payments	(46)	—	—	10	(46)	10

Remaining accrual balance at June 30,	$129	$184	$—	$35	$129	$219

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	21,500	21,222	21,475	21,142
Participating convertible preferred stock	4,605	4,548	4,605	4,548

Total common and common equivalent shares outstanding using two-class method - basic	26,105	25,770	26,080	25,690
Effect of dilutive securities:
Outstanding stock option and share right awards	370	916	379	1,031
Warrants associated with 5% debt	—	120	—	149

Weighted average common and common equivalent shares outstanding - diluted	26,475	26,806	26,459	26,870

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,723	1,686	3,612	1,570
Convertible debt	—	949	—	949

Total anti-dilutive shares excluded from calculation	3,723	2,635	3,612	2,519

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
United States	$36,058	$37,005	$74,425	$75,046
International revenue:
Non-US Americas	1,297	1,959	2,276	3,307
Europe, Middle East and Africa	15,294	13,205	27,867	29,391
Greater Asia Pacific	12,079	12,814	22,736	22,826

Total international revenue	28,670	27,978	52,879	55,524

Total Revenue	$64,728	$64,983	$127,304	$130,570

International revenue as a percent of total revenue	44%	43%	42%	43%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	June 30, 2008	December 31, 2007
United States	$27,692	$29,251
Europe, Middle East, Africa	94	113
Greater Asia Pacific	1,924	2,047

Total Long Lived Assets	$29,710	$31,411

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred no such expenses during the three months ended June 30, 2008 and June 30, 2007, and incurred no such expense in the six months ended June 30, 2008 and incurred approximately $0.1 million of such expenses during the six months ended June 30, 2007.

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

India Tax Examinations and Assessments

We currently are under income tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies, the taxability of certain payments received from our Indian customers, and our statutory qualification for a tax holiday. An aggregate of approximately $7.0 million has been assessed by the tax authorities for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004. We believe the Indian tax authorities’ positions regarding these matters to be without merit, that all intercompany transactions were conducted at arm’s length pricing levels, all payments received from our Indian customers have been properly treated for tax purposes, and that our operations qualify for the tax holiday claimed. Accordingly, we appealed all of these assessments and sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and the Republic of India. This provides us with an opportunity to resolve these matters in a forum that includes governmental representatives of both countries.

Pending resolution of these matters, we have paid approximately $3.7 million of the assessed amount and have arranged for $2.9 million in bank guarantees in favor of the Indian government in respect of a portion of the balance as required. The bank guarantees are supported by letters of credit issued in the United States and are reflected on our condensed consolidated balance sheet as restricted cash.

We expect subsequent tax years to be examined and assessments made similar to those discussed above and no assurances can be given that these issues ultimately will be resolved in our favor. We continue to monitor and assess these issues as they progress through the relevant processes and believe that the ultimate resolution of these matters will not exceed the tax contingency reserves we have established for them.

SAP Litigation

On June 23, 2008 we entered into a settlement agreement with SAP America, Inc., a Delaware corporation, and SAP AG, a German corporation and the parent of SAP America, Inc., to settle existing patent litigation between us and the SAP companies.

Under the terms of the settlement agreement, each party licenses to the other party certain patents in exchange for a one-time cash payment to i2 of $83.3 million. In addition, each party has agreed not to pursue legal action against the other party for its actions taken to enforce any of the licensed patents prior to the effective date of the agreement. The agreement also provides for general releases, indemnification for its violation, and dismisses the existing litigations between the parties with prejudice. We have satisfied all our obligations under the agreement and no additional contingencies exist with respect to receipt of the settlement proceeds.

During the second quarter of 2008, we recorded income from an intellectual property lawsuit settlement. The settlement was for $83.3 million and was recorded net of external litigation expenses of $2.0 million and $3.5 million for the three and six month periods ending June 30, 2008, respectively. The patent licenses received in the settlement have no significant value.

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

Stock-based compensation expense for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Services	$432	$597	$1,043	$1,187
Maintenance	61	57	130	$130
Sales and marketing	760	676	1,386	1,774
Research and development	627	713	1,382	1,604
General and administrative	1,090	1,125	1,931	2,652

Total	$2,970	$3,168	$5,872	$7,347

Included in stock-based compensation expense was restricted stock expense of $1.0 million and $0.2 million for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, and $1.9 million and $1.2 million for the six-month periods ended June 30, 2008 and June 30, 2007, respectively.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense. Based on our second quarter 2008 and prior assessments, no compensation expense associated with these performance-based RSUs is reflected in our results of operations in the three-month periods or six-month periods ended June 30, 2008 and June 30, 2007.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended June 30,		ESPP Three Months Ended June 30,		Stock Options Six Months Ended June 30,		ESPP Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Expected term (years)	4	4	*	0.5	4	4	*	0.5
Volatility factor	66%	78%	*	36%	67%	81%	*	34%
Risk-free interest rate	2.95%	4.77%	*	4.64%	2.74%	4.70%	*	4.66%
Dividend yield	0%	0%	*	0%	0%	0%	*	0%

*	ESPP plan was discontinued during the second quarter of 2007.

9. Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (“FIN 18”), the provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.

We recorded income tax expense of approximately $2.7 million for the three months ended June 30, 2008 and $0.7 million for the three months ended June 30, 2007, representing effective income tax rates of 3.2% and 24.1%, respectively. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months ended June 30, 2008 and June 30, 2007 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.6 million for the three months ended June 30, 2008 and $1.0 million for the three months ended June 30, 2007. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments that are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withholding taxes increase our income tax expense.

During the three months ended June 30, 2008 we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. We recorded federal and state alternative minimum tax (AMT) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the three months ended June 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these AMT amounts increase our income tax expense.

Income tax expense during the three months ended June 30, 2007 included a benefit of approximately $0.8 million resulting from the favorable resolution of our United Kingdom tax examination related to the 2003 tax year.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and totaled approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively. Accrued interest and penalties were approximately $1.9 million at June 30, 2008. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

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

We are subject to potential challenges and assessments by various tax jurisdictions to the inter-company pricing at which we have conducted business within our global related group of companies or our tax treatment of certain types of revenue generated in the conduct of business with our international customers. Additional tax examinations may be opened or existing examinations may be resolved within the next 12 months. We closely monitor developments in these areas and make changes as necessary in the accruals we have recorded for what we believe will be the ultimate outcome of any tax adjustments resulting from such examinations. It is not possible to reasonably estimate a range of potential increases or decreases of such changes.

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

Contract Revenue. As explained in more detail below, we do not consider contract revenue to be an indication of the current performance of our business. We collected the cash associated with contract revenue in prior periods and recorded the revenue as we fulfilled the contract obligations. As of March 31, 2007 our deferred contract revenue balance was zero.

Transition to a Solutions-Oriented Provider

Our software and service offerings have changed in recent years in response to market demands as well as the introduction of new technology and products. We are transitioning our business approach to being a solutions-oriented provider, and accordingly have experienced a shift to a greater level of services revenue versus software solutions revenue.

Beginning in 2006, we increased our hiring of services personnel based on our expectations regarding the demand for our services and our existing services backlog. In addition to generating increased services revenue from the increased headcount, we have also increased the utilization of our services personnel so more revenue is generated for each person and have been successful at strategically placing certain of our research and development staff on billable services projects when their skill sets are appropriate.

The focus on services impacts our mix of revenues and profitability because services will typically earn a lower margin than software solutions. These changes also influence the proportion of revenue recognized on a percentage of completion basis or subscription basis. We now expect a higher proportion of our software solutions revenue will be recognized under a percentage of completion basis or subscription basis, rather than being recognized in the period the contract is signed.

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

Total bookings for the three months ended June 30, 2008 and June 30, 2007 were $64.1 million and $75.0 million, respectively, a decrease of 15% or $10.9 million. Included in total bookings for the second quarter of 2007 are $13.1 million related to the renewal of two supply chain leader agreements from 2004. Total bookings for the six months ended June 30, 2008 and June 30, 2007 were $130.5 million and $136.5 million, respectively, a decline of approximately 4% or $6.0 million.

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

For the three months ended June 30, 2008 operating revenue (total revenue excluding contract revenue) was down 0.4% or $0.3 million compared to the same period in 2007, and for the six months ended June 30, 2008 operating revenue was down 0.6% or $0.8 million compared to the same period in 2007. Our annual operating revenue was approximately $257.9 million, $275.6 million and $294.3 million in 2007, 2006 and 2005, respectively. These declines represent annual declines of 6% for each period. As part of our transition to being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue.

Software solutions revenue increased 10% or $1.2 million for the three months ended June 30, 2008 compared to the same period in 2007, and declined 2% or $0.6 million for the six months ended June 30, 2008 compared to the same period in 2007. The primary reason for the increase is that during the second quarter of 2008 we recognized approximately $5.5 million from prior period bookings versus approximately $3.4 million in the second quarter of 2007. During the 12 months ended December 31, 2006 and the six months ended June 30, 2008, we have recognized more revenue from backlog than from new software solutions bookings. We monitor whether we are recognizing more or less revenue in each period compared to the amount we book in that period as an indicator of whether we are adding to or subtracting from our backlog and deferred revenue. We have generally been recognizing more revenue in each quarter than the corresponding amount of bookings, leading to a decline in our backlog. As a result, in order to increase future revenues, our future bookings need to increase and consistently exceed our recognized revenue.

	Twelve Months Ended		Six Months Ended
	December 31, 2006	December 31, 2007	June 30, 2008
Additions to Backlog:
Software Solutions Bookings	$49,540	$54,556	$16,940
Platform Technology/Source Code Bookings	10,480	500	—

Net Additions to Backlog	60,020	55,056	16,940
Less: Software Solutions Revenue Recognized	76,243	47,721	24,241

Increase/(Decrease) in Backlog	$(16,223)	$7,335	$(7,301)

Services revenue decreased 3% or $1.0 million for the three months ended June 30, 2008 when compared to the same period in 2007, and decreased 1% or $0.9 million for the six months ended June 30, 2008 when compared to the same period in 2007. This decline in services revenue is primarily due to a mix shift in the type of services work performed in the second quarter of 2008. We expect services revenue to continue to be a larger percentage of our total revenue than it has been in previous years. Services revenue generally earns a lower margin than our other revenue types.

Maintenance revenue declined 2% or $0.4 million for the three months ended June 30, 2008 when compared to the same period in 2007, and increased 2% or $0.7 million for the six months ended June 30, 2008 when compared to the same period in 2007. Declines in maintenance revenue occur when customers fail to renew their maintenance agreements or renew them at lower rates.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held by foreign subsidiaries.

Our operating cash flow for the six months ended June 30, 2008 was approximately $20.4 million compared to operating cash flow of $5.1 million in the six months ended June 30, 2007. The main components of our cash flow improvement are as follows: Higher cash inflows of approximately $7.1 million, which includes higher collections of approximately $4.8 million and a net tax refund from an international tax authority of approximately $1.0 million for previously paid taxes, and lower cash disbursements of approximately $7.9 million, consisting of lower annual bonus payments and lower non-operating legal and legal-litigation payments.

Our working capital was approximately $159.2 million at June 30, 2008, an improvement from the $73.8 million balance at March 31, 2008 and the $63.6 million at December 31, 2007. The increase in current assets during the second quarter of 2008 includes the effect of the SAP litigation settlement for $83.3 million. The chart below shows the components of our working capital and the dollar changes from period to period for 2006 and 2007 and the first and second quarters of 2008.

	December 31, 2006	December 31, 2007	March 31, 2008	June 30, 2008
Total cash	$114,045	$129,434	$138,862	$149,729
Accounts receivable	25,677	25,108	27,446	29,020
Other current assets, net	9,231	7,746	10,797	91,868

Total current assets	148,953	162,288	177,105	270,617

Current liabilities	57,538	37,008	34,314	39,008
Deferred revenue	74,047	61,715	68,986	72,408
Current portion long-term debt	—	—	—	—

Total current liabilities	131,585	98,723	103,300	111,416

Working capital	$17,368	$63,565	$73,805	$159,201

Dollar change from previous period	$51,704	$46,197	$10,240	$85,396
Net cash	$30,223	$44,981	$54,252	$64,961

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

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the second quarter of 2008 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our 2007 Annual Report on Form 10-K.

Analysis of Financial Results – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Summary of Second Quarter 2008 Results

•	Total revenue decreased $0.3 million from the same period in 2007

•	Total (benefit) costs and expenses decreased $82.3 million, reflecting the SAP litigation settlement of $81.3 net of $2.0 million of external litigation expense, from the same period in 2007

•

Net income applicable to common stockholders was $80.7 million, reflecting the SAP litigation settlement of $81.3 net of $2.0 million of legal expense, compared to $1.6 million in the same period in 2007

•	Diluted earnings per share were $3.05 for the second quarter of 2008 and $0.06 for the second quarter of 2007

•	Cash flow from operations was $11.5 million versus cash flow from operations of $11.6 million in the 2007 period

•	Total bookings were $64.1 million versus $75.0 million in the same period in 2007

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2008 and June 30, 2007. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2008	Percent of Revenue	Three Months Ended June 30, 2007	Percent of Revenue	Change 2008 versus 2007
					Three months ended June 30
					$ Change	% Change
SOP 97-2 recognition	$1,427	2%	$3,180	5%	$(1,753)	-55%
SOP 81-1 recognition	5,392	8%	2,552	4%	2,840	111%
Recurring items	5,750	9%	5,680	9%	70	1%

Total Software solutions	12,569	19%	11,412	18%	1,157	10%
Services	30,508	48%	31,553	48%	(1,045)	-3%
Maintenance	21,651	33%	22,018	34%	(367)	-2%

Total revenues	$64,728	100%	$64,983	100%	$(255)	—

Software Solutions Revenue. Total software solutions revenue increased 10% or $1.2 million for the three months ended June 30, 2008 compared to the same period in 2007. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the three months ended June 30, 2008 is due to declines in the number and size of deals being recognized from current quarter bookings as well as a decrease in the number and size of deals recognized from backlog. During the three months ended June 30, 2008 we recognized revenue related to 13 contracts at an average of $0.1 million per contract compared to 20 contracts at an average of $0.2 million per contract in the comparable period of 2007.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in both current and prior periods and typically has a longer recognition period than revenue recognized under SOP 97-2. During the three months ended June 30, 2008 we recognized revenue related to 23 projects at an average of $0.2 million per project compared to 13 projects at an average of $0.2 million in the comparable period of 2007.

Revenue from recurring items was relatively unchanged, increasing $0.1 million for the three months ended June 30, 2008 when compared to the same period in 2007.

Services Revenue. Services revenue decreased 3% or $1.0 million for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to a lower number of hours worked on services projects, due to personal working on software solutions projects,

Services revenue is dependent upon a number of factors, including:

•	the number, value and rate per hour of services transactions booked during the current and preceding periods,

•	the mix of our projects between services projects and software solutions (81-1) projects,

•	the number and availability of service resources actively engaged on billable projects,

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off, and

•	the timing of cash payments when collectibility is uncertain

Maintenance Revenue. Maintenance revenue was relatively unchanged, decreasing 2% or $0.4 million for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was partially related to the delay of some maintenance renewals that had been expected in the second quarter of 2008, which are subject to continued renewal efforts in the third quarter of 2008.

Maintenance revenue varies from period-to-period based on several factors, including:

•	initial maintenance from new Software solutions bookings,

•	the timing of negotiating and signing of maintenance renewals,

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $28.7 million, or 44% of total revenue, in the three months ended June 30, 2008 compared to $28.0 million, or 43% of total revenue, in the same period in 2007.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

Assuming a constant currency exchange rate for our rupee expenditures in 2008 as we experienced in 2007, the impact of rupee depreciation was approximately $0.1 million for the three months ended June 30, 2008.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2008 and June 30, 2007. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30, 2008	Gross Margin	Three Months Ended June 30, 2007	Gross Margin	Change 2008 versus 2007
					Three months ended June 30
					$ Change	% Change
Software solutions	$2,874	77%	$2,175	81%	$699	32%
Services	23,624	23%	24,467	22%	(843)	-3%
Maintenance	2,655	88%	2,800	87%	(145)	-5%
Amortization of acquired technology	—	—	6	—	(6)	-100%

Total cost of revenues	$29,153		$29,448		$(295)	-1%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions increased 32% or $0.7 million for the three months ended June 30, 2008 compared to the same period in 2007 primarily because of an increase in the number of hours worked on projects requiring essential services.

During the three months ended June 30, 2008 and June 30, 2007, the costs attributable to the performance of essential services related to SOP 81-1 was $1.9 million and $0.8 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 3% or $0.8 million for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was related primarily to a decrease in employee-related costs of $2.2 million partially offset by an increase in travel and entertainment expense of $0.8 million. The decrease in employee related costs was driven by a shift of approximately 28 associates from the services organization to the sales organization. This shift was done as part of our refocus in late 2007 to a sales approach centered on customer business units.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 5% or $0.1 million for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in travel and entertainment expense.

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

	Three Months Ended June 30, 2008	Percent of Revenue	Three Months Ended June 30, 2007	Percent of Revenue	Change 2008 versus 2007
					Three months ended June 30
					$ Change	% Change
Sales and marketing	$13,072	20%	$12,957	20%	$115	1%
Research and development	7,541	12%	8,750	13%	(1,209)	-14%
General and administrative	10,919	17%	10,549	16%	370	4%
Amortization of intangibles	25	—	25	—	—	—
Restructuring charges and adjustments	—	—	(49)	—	49	-100%

Costs and expenses, subtotal	31,557		32,232		(675)	-2%
Intellectual property settlement, net	(81,315)		—		(81,315)	—

Total operating (benefit), expense	$(49,758)		$32,232		$(81,990)	-254%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended June 30, 2008, sales and marketing expense increased 1% or $0.1 million when compared to the same period in 2007.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. For the three months ended June 30, 2008, the decrease in research and development expense included a $0.4 million decrease in subcontractor expense and a $0.2 million decrease in employee-related costs. The decrease in employee-related expenses is due to a 14% decrease in average headcount when compared to the same period in 2007.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended June 30, 2008 increased 4% or $0.4 million compared to the same period in 2007 primarily due to an increase in legal and litigation related expenses of $2.1 million, partially offset by decreases in employee-related expense of $0.7 million, a decrease in non-income taxes of $0.7 million and a decrease in travel and entertainment expense of $0.3 million. The increase in legal and litigation related expenses is primarily due to $1.8 million of expenses related to the resolution of certain litigation activities, which date back to 2005. The decrease in employee related expenses is reflective of a decrease of 11% in average headcount when compared to the same period in 2007.

Amortization of Intangible Assets and Impairment of Intangible Assets. From time to time, we have sought to enhance our product offerings through technology and business acquisitions. When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of assets acquired, net of liabilities assumed. Any excess purchase price is allocated to goodwill. Intangible assets are amortized over their estimated useful lives, while goodwill is only written down if and when it is deemed to be impaired.

Restructuring Expense. During the three months ended June 30, 2008 we incurred no restructuring expense. In the three months ended June 30, 2007 we made adjustments to our restructuring accrual.

Intellectual Property Settlement, Net. On June 23, 2008, we reached a settlement with SAP to settle existing patent litigation between i2 and SAP. Under the terms of the settlement, SAP agreed to pay i2 $83.3 million. We recorded the $83.3 million net of external litigation expenses of $2.0 million for the three months ended June 30, 2008.

Non-Operating (Expense), Net

For the three months ended June 30, 2008 and June 30, 2007, non-operating (expense), net, was as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change 2008 versus 2007
			Three months ended June 30
			$ Change	% Change
Interest income	$932	$1,302	(370)	-28%
Interest expense	(1,236)	(1,236)	—	—
Foreign currency hedge and transaction losses, net	(464)	(74)	390	527%
Other income (expense), net	(335)	(231)	(104)	-45%

Total non-operating income (expense), net	$(1,103)	$(239)	(864)	-362%

Interest income decreased in the three-month period ended June 30, 2008 compared to the same period in 2007 due to lower investment yields on average cash balances, offset partially by higher average cash balances. For the three months ended June 30, 2008, average cash balances increased 26.4% from the three months ended June 30, 2007. The average rate earned for the three months ended June 30, 2008 was 2.5%, and for June 30, 2007 was 4.56%.

Interest expense was flat for the three months ended June 30, 2008 as compared to the same period in 2007.

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

Provision for Income Taxes

We recorded income tax expense of approximately $2.7 million for the three months ended June 30, 2008 and $0.7 million for the three months ended June 30, 2007, representing effective income tax rates of 3.2% and 24.1%, respectively. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months ended June 30, 2008 and June 30, 2007 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.6 million for the three months ended June 30, 2008 and $1.0 million for the three months ended June 30, 2007. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments which are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic federal regular income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withheld taxes increase our income tax expense.

During the three months ended June 30, 2008 we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (AMT) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the three months ended June 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Income tax expense during the three months ended June 30, 2007 included a benefit of approximately $0.8 million as a result of the favorable resolution of our United Kingdom tax examination related to the 2003 tax year.

Analysis of Financial Results—Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Summary of Year-to-Date June 30, 2008 Results

•	Total revenue decreased $3.3 million from the same period in 2007

•	Total (benefit) costs and expenses decreased $83.9, reflecting the SAP litigation settlement of $79.9 net of $3.5 million of external litigation expenses, from the same period in 2007

•

Net income applicable to common stockholders was $83.3 million, reflecting the SAP litigation settlement of $79.8 million net of $3.5 million of external litigation expense, compared to $5.1 million in the same period in 2007

•	Diluted earnings per share were $3.15 for the six months ended June 30, 2008 and $0.19 for the same period in 2007

•	Cash flow from operations was $20.4 million versus cash flow from operations of $5.1 million in the 2007 period

•	Total bookings were $130.5 million versus $136.5 million in the same period in 2007

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2008 and June 30, 2007. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Six Months Ended June 30, 2008	Percent of Revenue	Six Months Ended June 30, 2007	Percent of Revenue	Change 2008 versus 2007
					Six months ended June 30
					$ Change	% Change
SOP 97-2 recognition	$1,803	2%	$5,785	4%	$(3,982)	-69%
SOP 81-1 recognition	10,460	8%	7,457	6%	3,003	40%
Recurring items	11,978	9%	11,603	9%	375	3%

Total Software solutions	24,241	19%	24,845	19%	(604)	-2%
Services	59,350	47%	60,248	46%	(898)	-1%
Maintenance	43,713	34%	43,027	33%	686	2%
Contract	—	—	2,450	2%	(2,450)	-100%

Total revenues	$127,304	100%	$130,570	100%	$(3,266)	-3%

Software Solutions Revenue. Total software solutions revenue decreased 2% or $0.6 million for the six months ended June 30, 2008 compared to the same period in 2007. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the six months ended June 30, 2008 is due to declines in the number and size of deals being recognized from current quarter bookings as well as a decrease in the number and size of deals recognized from backlog. During the six months ended June 30, 2008 we recognized revenue related to 19 contracts at an average of $0.1 million per contract compared to 36 contracts at an average of $0.2 million per contract in the comparable period of 2007.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in prior periods. During the six months ended June 30, 2008 we recognized revenue under 23 projects at an average of $0.5 million per project compared to 25 projects at an average of $0.3 million per project in the comparable period of 2007.

Revenue from recurring items was relatively unchanged, increasing $0.4 million for the six months ended June 30, 2008 when compared to the same period in 2007.

Services Revenue. Services revenue was relatively unchanged decreasing 1% or $0.9 million for the six months ended June 30, 2008 compared to the same period in 2007.

Maintenance Revenue. Maintenance revenue increased 2% or $0.7 million for the six months ended June 30, 2008 compared to the same period in 2007.

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $52.9 million, or 42% of total revenue, in the six months ended June 30, 2008 compared to $55.5 million, or 43% of total revenue, in the same period in 2007. International revenue remained relatively consistent in the six-month periods ended June 30, 2008 and June 30, 2007.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

During the six months ended June 30, 2008 we experienced margin compression compared to the six months ended June 30, 2007, as a result of appreciation in the Indian rupee. Our rupee-denominated expenses increased modestly during 2008, but this translated into a 14% increase in our dollar-denominated expenses in our India operations. If we assume the same currency exchange rate for our rupee expenditures in 2008 as we experienced in 2007, the impact of rupee appreciation was approximately $0.6 million for the six months ended June 30, 2008.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2008 and June 30, 2007. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Six Months Ended June 30, 2008	Gross Margin	Six Months Ended June 30, 2007	Gross Margin	Change 2008 versus 2007
					Six months ended June 30
					$ Change	% Change
Software solutions	$5,488	77%	$4,649	81%	$839	18%
Services	46,095	22%	48,310	20%	(2,215)	-5%
Maintenance	5,498	87%	5,737	87%	(239)	-4%
Amortization of acquired technology	4	—	12	—	(8)	-67%

Total cost of revenues	$57,085		$58,708		$(1,623)	-3%

Cost of Software Solutions. Cost of software solutions increased 18% or $0.8 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily because of an increase in the number of hours worked on projects requiring essential services.

During the six months ended June 30, 2008 and June 30, 2007, the costs attributable to the performance of essential services related to software solutions projects recognized under SOP 81-1 was $3.8 million and $1.2 million, respectively.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 5% or $2.2 million for the six months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in employee related costs of $3.1 million partially offset by an increase in travel and entertainment of $0.8 million. The decrease in employee related costs was driven by a shift of approximately 28 associates from the services organization to the sales organization. This shift was done as part of our refocus in late 2007 to a sales approach centered on customer business units.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 4% or $0.2 million for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in travel and entertainment expense.

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

	Six Months Ended June 30, 2008	Percent of Revenue	Six Months Ended June 30, 2007	Percent of Revenue	Change 2008 versus 2007
					Six months ended June 30
					$ Change	% Change
Sales and marketing	$25,022	20%	$24,654	19%	$368	1%
Research and development .	15,174	12%	17,555	13%	(2,381)	-14%
General and administrative	20,428	16%	20,928	16%	(500)	-2%
Amortization of intangibles	50	—	28	—	22	79%
Restructuring charges and adjustments.	—	—	(75)	—	75	-100%

Costs and expenses, subtotal	60,674		63,090		(2,416)	-4%
Intellectual property settlement, net	(79,860)		—		(79,860)	—

Total operating (benefit), expense	$(19,186)		$63,090		$(82,276)	-130%

Sales and Marketing Expense. For the six months ended June 30, 2008, the increase in sales and marketing expense included an increase in employee related costs of $1.6 million (including $1.4 million of employee commissions expense and $0.7 million of benefits expense). This increase in employee related costs was partially offset by a decrease in trade show expense of $0.2 million.

Research and Development Expense. For the six months ended June 30, 2008, the decrease in research and development expense included a decrease in employee-related costs $0.8 million, a decrease in subcontractor cost of $0.6 million, a decrease in travel and entertainment of $0.2 million and a decrease in equipment cost of $0.2 million.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2008 decreased 2% or $0.5 million compared to the same period in 2007 primarily due to a decrease in employee related expense of $1.7 million, a decrease in equipment expense of $0.9 million, a decrease in subcontractor expense of $0.6 million and a decrease in travel and entertainment expense of $0.5. These decreases in expenses were partially offset by an increase legal and litigation related expenses of $1.8 million related to the resolution of certain litigation activities, which date back to 2005. The decrease in employee related expenses is reflective of a decrease of 16% in average headcount when compared to the same period in 2007.

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

Restructuring Expense. During the six months ended June 30, 2008 we had no restructuring expense. In the three months ended June 30, 2007 we had adjustments to our restructuring accrual.

Intellectual Property Settlement, Net. On June 23, 2008, we reached a settlement with SAP to settle existing patent litigation between i2 and SAP. Under the terms of the settlement, SAP agreed to pay i2 $83.3 million. We recorded the $83.3 million net of legal expense of $3.5 million for the six months ended June 30, 2008.

Non-Operating (Expense), Net

For the six months ended June 30, 2008 and June 30, 2007, non-operating (expense), net, was as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change 2008 versus 2007
			Six months ended June 30
			$ Change	% Change
Interest income	$2,127	$2,648	(521)	-20%
Interest expense	(2,475)	(2,476)	(1)	—
Foreign currency hedge and transaction losses, net.	(605)	(191)	414	217%
Other income (expense), net	284	(553)	837	151%

Total non-operating (expense), net	$(669)	$(572)	(97)	-17%

Interest income decreased in the six-month period ended June 30, 2008 compared to the same period in 2007 due to lower yields on average cash balances, partially offset by higher average cash balances. For the six months ended June 30, 2008, average cash balances increased 25.4%. The average rate earned for the six months ended June 30, 2008 was 2.85%, and for June 30, 2007 was 4.61%.

Interest expense was unchanged for the three months ended June 30, 2008 as compared to the same period in 2007.

Provision for Income Taxes

We recorded income tax expense of approximately $3.8 million for the six months ended June 30, 2008 and $1.6 million for the six months ended June 30, 2007, representing effective income tax rates of 4.3% and 19.5%, respectively. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the six months ended June 30, 2008 and June 30, 2007 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $1.1 million for the six months ended June 30, 2008 and $1.3 million for the six months ended June 30, 2007. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments which are received net of the withheld taxes Foreign withholding taxes generally are available to reduce domestic federal regular income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withheld taxes increase our income tax expense.

During the six months ended June 30, 2008 we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (AMT) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the six months ended June 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Income tax expense during the six months ended June 30, 2008 includes the effect of a refund of approximately $1.0 million related to our international operations.

Income tax expense during the six months ended June 30, 2007 included a benefit of approximately $0.8 million as a result of the favorable resolution of our United Kingdom tax examination related to the 2003 tax year.

Contractual Obligations

During the three-month and six-month periods ended June 30, 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2007 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $159.2 million at June 30, 2008 compared to $63.6 million at December 31, 2007, an improvement of $95.6 million or 150.3%. The improvement resulted from a $108.3 million increase in current assets, comprised of an increase of $84.1 million in other current assets, $20.3 million in cash, including restricted cash and an increase of $3.9 million in accounts receivable. The increase in other current assets reflects the effect of the SAP litigation settlement of $83.3 million. This increase in current assets was partially offset by an increase in current liabilities of $12.7 million (comprised of an increase in deferred revenue of $10.7 million, an increase in accounts payable of $1.2 million, and an increase in accrued liabilities of $1.1 million partially offset by a decrease in accrued compensation and related expenses of $0.3 million).

Our working capital balance at June 30, 2008 and December 31, 2007 included deferred revenue. At June 30, 2008 and December 31, 2007, we had approximately $72.4 million and $61.7 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $22.1 million during the six months ended June 30, 2008. This increase is primarily the result of $20.4 million of cash provided by operating activities and $1.2 million of cash provided by investing activities.

During the six months ended June 30, 2008, cash provided by operating activities was approximately $20.4 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.

Cash provided by investing activities was approximately $1.2 million during the six months ended June 30, 2008. We had a decrease in restricted cash of approximately $1.8 million partially offset by purchases of property, plant and equipment of $0.6 million.

During the six months ended June 30, 2008, cash provided by financing activities was minimal and related to proceeds for the issuance of common stock related to the exercise of stock options.

At June 30, 2008, we had a net cash balance of $65.0 million compared to a net cash balance of $45.0 million at December 31, 2007. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintain a $15.0 million letter of credit line. Under this line, we are required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of June 30, 2008, $4.4 million in letters of credit were outstanding under this line and $5.6 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at June 30, 2008. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 44% and 43% for the three months ended June 30, 2008 and June 30, 2007, respectively, and totaled 42% and 43% for the six months ended June 30, 2008 and June 30, 2007, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses are denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of June 30, 2008 and 2007, the weighted-average yield on cash and cash equivalent balances was 2.5% and 5.2%, respectively. If overall interest rates fell by 100 basis points in the third quarter of 2008, our interest income would decline approximately $0.4 million for the quarter, assuming cash and cash equivalent levels consistent with June 30, 2008 levels.

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

During the quarter ended March 31, 2008, we did not timely file an Item 5.02 Form 8-K related to the resignation of an officer of the Company. We have implemented improvements to our disclosure controls, including a notification process which is designed to provide for the timely disclosure of executive resignations. We plan to formalize these improvements with the audit committee during the quarter ending September 30, 2008. We have re-evaluated our internal controls in light of these matters and concluded the late filing did not occur as a result of a material weakness.

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

On May 29, 2008, we held an annual meeting of our stockholders for the following purpose:

To elect J. Coley Clark, Richard L. Hunter and Lloyd G. Waterhouse as Class II directors to serve until the annual stockholders’ meeting in 2011, and until their respective successors have been elected and qualified.

Mr. Clark was elected with 17,255,914 common shares voting for his election, all outstanding Series B preferred shares voting for his election and 143,416 common shares withholding their vote. Mr. Hunter was elected with 17,255,975 common shares voting for his election, all outstanding Series B preferred shares voting for his election and 143,355 common shares withholding their vote. Mr. Waterhouse was elected with 17,212,654 common shares voting for his election, all outstanding Series B preferred shares voting for his election and 186,676 common shares withholding their vote.

The terms of office of Stephen P. Bradley, Richard L. Clemmer and David L. Pope, all Class I directors and Sanjiv S. Sidhu, Michael J. Simmons and Jackson L. Wilson, Jr. all Class III directors, continued after the meeting. Harvey B. Cash and Michael E. McGrath did not stand for re-election at the annual meeting.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a) Exhibits

Exhibit Number	Description

3.1	— Amended and Restated Bylaws of the Company that amended the advance notice provisions of Section 2.5 of the Bylaws relating to stockholder proposals and stockholder nominees to the Company’s Board of Directors (filed as exhibit 9.1 to the 8-K filed by i2 on April 29, 2008).

10.1	— Employment Agreement between the Company and Jackson L. Wilson, Jr. (filed as Exhibit 10.1 to the 8-K filed by i2 on May 23, 2008).

10.2	— Amended and Restated Executive Retention Agreement between the Company and Pallab K. Chatterjee (filed as Exhibit 10.2 to the 8-K filed by i2 on May 23, 2008).

10.3	— Amendment to Executive Retention Agreement between the Company and Michael J. Berry (filed as Exhibit 10.3 to the 8-K filed by i2 on May 23, 2008).

10.4	— Settlement Agreement dated June 23, 2008 between the Company and SAP America, Inc. and SAP AG..

31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Pallab K. Chatterjee, Chief Executive Officer (Principal Executive Officer) of i2.

31.2	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Pallab K. Chatterjee, Chief Executive Officer (Principal Executive Officer) of i2.

32.2	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

August 7, 2008	By:	/s/ Michael J. Berry
Michael J. Berry Executive Vice President, Finance and Accounting, and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting and Financial Officer)