Form 10-Q
period 2008-09-30
I2 TECHNOLOGIES INC
filed 2008-11-14
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 3, 2008, the Registrant had 21,823,037 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$221,162	$120,978
Restricted cash	6,646	8,456
Accounts receivable, net	26,991	25,108
Other current assets	8,306	7,746

Total current assets	263,105	162,288

Premises and equipment, net	5,381	7,559
Goodwill	16,684	16,684
Non-current deferred tax asset	6,890	8,454
Other non-current assets	6,284	7,168

Total assets	$298,344	$202,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,103	$4,741
Accrued liabilities	18,523	14,631
Accrued compensation and related expenses	16,985	17,636
Deferred revenue	62,772	61,715

Total current liabilities	102,383	98,723

Total long-term debt, net	84,926	84,453
Taxes payable	6,155	4,484

Total liabilities	193,464	187,660

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 108 issued and outstanding at September 30, 2008 and 107 issued and outstanding December 31, 2007	105,116	103,450
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,814 and 21,448 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	10,467,213	10,458,101
Accumulated other comprehensive income	4,328	9,963
Accumulated deficit	(10,471,782)	(10,557,026)

Net stockholders’ equity	104,880	14,493

Total liabilities and stockholders’ equity	$298,344	$202,153

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Software solutions	$10,562	$10,522	$34,802	$35,367
Services	33,316	33,365	92,666	93,613
Maintenance	20,875	22,571	64,588	65,598
Contract	—	—	—	2,450

Total revenues	64,753	66,458	192,056	197,028

Costs and expenses:
Cost of revenues:
Software solutions	2,296	2,066	7,784	6,715
Services	22,218	24,752	68,313	73,062
Maintenance	2,368	2,668	7,866	8,405
Amortization of acquired technology	—	6	4	19
Sales and marketing	10,518	7,928	35,540	32,582
Research and development	7,384	8,224	22,558	25,779
General and administrative	9,402	8,808	29,830	29,691
Amortization of intangibles	25	25	75	53
Restructuring charges and adjustments	—	3,921	—	3,847

Costs and expenses, subtotal	54,211	58,398	171,970	180,153
Intellectual property settlement, net	—	456	(79,860)	501

Total costs and expenses	54,211	58,854	92,110	180,654

Operating income	10,542	7,604	99,946	16,374

Non-operating (expense), net:
Interest income	1,212	1,413	3,339	4,061
Interest expense	(1,237)	(1,236)	(3,711)	(3,712)
Realized gains on investments, net	—	—	—	1
Foreign currency hedge and transaction losses, net	(639)	(107)	(1,244)	(298)
Other expense, net	(5,674)	(300)	(5,391)	(853)

Total non-operating (expense), net	(6,338)	(230)	(7,007)	(801)

Income before income taxes	4,204	7,374	92,939	15,573
Income tax expense	1,508	2,057	5,349	3,655

Net income	$2,696	$5,317	$87,590	$11,918

Preferred stock dividend and accretion of discount	794	773	2,346	2,297

Net income applicable to common stockholders	$1,902	$4,544	$85,244	$9,621

Net income per common share applicable to common stockholders:

Basic	$0.07	$0.18	$3.26	$0.37
Diluted	$0.07	$0.17	$3.21	$0.36

Weighted-average common shares outstanding:
Basic	26,337	25,900	26,175	25,760
Diluted	26,851	26,541	26,578	26,827

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Net income applicable to common stockholders	$1,902	$4,544	$85,244	$9,621

Other comprehensive income (expense):
Foreign currency translation adjustments	(5,321)	3,280	(5,634)	6,923

Total other comprehensive income (expense)	(5,321)	3,280	(5,634)	6,923

Total comprehensive income (loss)	$(3,419)	$7,824	$79,610	$16,544

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$87,590	$11,918
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	813	773
Warrant accretion	473	473
Depreciation and amortization	2,738	3,631
Stock based compensation	8,661	9,668
Loss on disposal of premises and equipment	143	251
Expense (credit) for bad debts charged to costs and expenses	173	(88)
Deferred income taxes	1,526	(26)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,097)	(2,579)
Other assets	(8,420)	5,885
Accounts payable	559	(1,128)
Taxes payable	1,931	—
Accrued liabilities	3,622	(2,415)
Accrued compensation and related expenses	294	(9,561)
Deferred revenue	929	(8,811)

Net cash provided by operating activities	98,935	7,991

Cash flows provided by (used in) investing activities:
Restrictions (placed) released on cash	1,810	(1,762)
Purchases of premises and equipment	(848)	(1,229)
Proceeds from sale of premises and equipment	13	24
Business acquisitions	—	(2,124)

Net cash provided by (used in) investing activities	975	(5,091)

Cash flows provided by financing activities:
Cash dividends paid - preferred stock	—	(1,307)
Net proceeds from common stock issuance from options and employee stock purchase plans	450	3,201

Net cash provided by financing activities	450	1,894

Effect of exchange rates on cash	(176)	408

Net change in cash and cash equivalents	100,184	5,202
Cash and cash equivalents at beginning of period	120,978	109,419

Cash and cash equivalents at end of period	$221,162	$114,621

Supplemental cash flow information
Interest paid	$2,156	$2,156
Income taxes paid (net of refunds received)	$3,309	$3,411
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$2,346	$990

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

Recent Accounting Pronouncements We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. Adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009. We are currently assessing the impact on our financial condition and results of operations.

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

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are classified as available-for-sale and reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments. Investment securities reported as cash and cash equivalents as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Short-term time deposits	$587	5,143

	$587	$5,143

We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Due to economic volatility, at the end of the third quarter 2008, all of our short-term investments were invested in Treasury and Agency securities.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	86,250	86,250
Unamortized discount on 5% notes	(1,324)	(1,797)

Total debt	$84,926	$84,453

Capitalized debt issuance costs, net	$2,348	$3,161

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

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at September 30, 2008 and 2007.

	Employee Severance and Termination		Office Closure and Consolidation		Total
	2008	2007	2008	2007	2008	2007
January 1,	$283	$192	—	$123	$283	$315

Adjustments to restructuring plans	—	(8)	—	(17)	—	(25)
Cash payments	(108)	—	—	(32)	(108)	(32)

Remaining accrual balance at March 31,	$175	$184	$—	$74	$175	$258

Adjustments to restructuring plans	—	—	—	(49)	—	(49)
Cash payments	(46)	—	—	10	(46)	10

Remaining accrual balance at June 30,	$129	$184	$—	$35	$129	$219

Cash payments	(18)	—	—	—	(18)	—

Remaining accrual balance at September 30,	$111	$184	$—	$35	$111	$219

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	21,674	21,352	21,541	21,212
Participating convertible preferred stock	4,663	4,548	4,634	4,548

Total common and common equivalent shares outstanding using two-class method - basic	26,337	25,900	26,175	25,760

Effect of dilutive securities:
Outstanding stock option and share right awards	514	624	403	954
Warrants associated with 5% debt	—	17	—	113

Weighted average common and common equivalent shares outstanding - diluted	26,851	26,541	26,578	26,827

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,293	1,313	3,451	1,013

Total anti-dilutive shares excluded from calculation	3,293	1,313	3,451	1,013

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2008	2007	2008	2007
United States	$38,351	$35,316	$112,775	$110,362
International revenue:
Non-US Americas	1,454	1,811	3,731	5,118
Europe, Middle East and Africa	14,026	14,400	41,894	43,792
Greater Asia Pacific	10,922	14,931	33,656	37,756

Total international revenue	26,402	31,143	79,282	86,666

Total Revenue	$64,753	$66,458	$192,056	$197,028

International revenue as a percent of total revenue	41%	47%	41%	44%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	September 30, 2008	December 31, 2007
United States	$26,606	$29,251
Europe, Middle East, Africa	89	113
Greater Asia Pacific	1,654	2,047

Total Long Lived Assets	$28,349	$31,411

7. Commitments and Contingencies

Derivative Action

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled George Keritsis and Mark Kert v. Michael E. McGrath, Michael J. Berry, Pallab K. Chatterjee, Robert C. Donohoo, Hiten D. Varia, M. Miriam Wardak, Sanjiv S. Sidhu, Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Lloyd G. Waterhouse, Jackson L. Wilson Jr., Robert L. Crandall and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. The Company reached a settlement agreement with Plaintiffs, which was approved by the Court on November 6, 2008. The settlement required the Company to adopt certain policies regarding the granting of stock options. These policies were implemented prior to the settlement. The settlement does not require the Company to pay any sum to the Plaintiffs except for $200,000 in reasonable attorneys’ fees and costs. These costs have been previously accrued and will be paid in the fourth quarter of 2008.

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. Defendants moved to dismiss the Complaint on December 28, 2007. On August 29, 2008, the Court granted the motion to dismiss as to all defendants but former i2 officer Dubreville.

Shareholder Class Action Lawsuits

On August 11, 2008, two suits were filed in state district court in Texas against (among others) the Company and certain members of its Board of Directors. Each of the two suits sought injunctive relief prohibiting the closing of the sale of the Company’s common stock to an affiliate of JDA Software Group, Inc. (“JDA”), and each of the named plaintiffs purported to represent a class of holders of the Company’s common stock. One of the two suits was thereafter dismissed by the plaintiff; the other, styled John D. Norsworthy, on Behalf of Himself and All Others Similarly Situated, v. i2 Technologies, Inc., et al., remains pending in the 134th District Court of Dallas County, Texas. In addition to a restraining order and/or an injunction prohibiting the Defendants from consummating the transaction with JDA, Plaintiff Norsworthy seeks rescission of the transaction, declaratory relief, and attorneys’ fees and costs.

On November 5, 2008, the District Court held a hearing on Plaintiff Norsworthy’s motion for a temporary restraining order, and at the conclusion of the hearing denied the motion in its entirety. To date, the Plaintiff has not requested monetary relief other than his attorneys’ fees and costs. Based on the stage of the litigation, it is not known whether he may hereafter do so, nor is it possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred no such expenses during the three months ended September 30, 2008 and incurred approximately $0.1 million of such expense during the three months ended September 30, 2007, and incurred no such expense in the nine months ended September 30, 2008 and incurred approximately $0.2 million of such expenses during the nine months ended September 30, 2007.

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

India Tax Examinations and Assessments

We currently are under income tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies, the taxability of certain payments received from our

Indian customers, and our statutory qualification for a tax holiday. An aggregate of approximately $6.4 million has been assessed by the tax authorities for the Indian statutory fiscal years ended March 31, 2002, 2003 and 2004. We believe the Indian tax authorities’ positions regarding these matters to be without merit, that all intercompany transactions were conducted at arm’s length pricing levels, all payments received from our Indian customers have been properly treated for tax purposes, and that our operations qualify for the tax holiday claimed. Accordingly, we appealed all of these assessments and sought assistance from the United States competent authority under the mutual agreement procedure of the income tax treaty between the United States and the Republic of India. This provides us with an opportunity to resolve these matters in a forum that includes governmental representatives of both countries.

Pending resolution of these matters, we have paid approximately $3.2 million of the assessed amount and have arranged for $2.4 million in bank guarantees in favor of the Indian government in respect of a portion of the balance as required. The bank guarantees are supported by letters of credit issued in the United States and are reflected on our condensed consolidated balance sheet as restricted cash.

On November 10, 2008, we received notification from the Indian transfer pricing authorities of a proposed adjustment to our India fiscal year end March 31, 2005 results. No tax assessment has been issued regarding this period; however, we expect an assessment to be issued in due course. We expect that the tax assessment will not result in a material adjustment to the amounts we have accrued for this issue and will appeal the assessment consistent with previous assessments received. Similar to previous assessments, if we appeal as part of the appeal process, it’s expected that we will have to provide a letter of credit equal to the assessment amount plus accrued interest.

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

Under the terms of the settlement agreement, each party licenses to the other party certain patents in exchange for a one-time cash payment to i2 of $83.3 million, which was received in the third quarter of 2008. In addition, each party has agreed not to pursue legal action against the other party for its actions taken to enforce any of the licensed patents prior to the effective date of the agreement. The agreement also provides for general releases, indemnification for its violation, and dismisses the existing litigations between the parties with prejudice. We have satisfied all our obligations under the agreement and no additional contingencies exist with respect to receipt of the settlement proceeds.

During the nine months ended September 30, 2008, we recorded income from an intellectual property lawsuit settlement. The settlement was for $83.3 million and was recorded net of external litigation expenses of $3.5 million for the nine-month period ending September 30, 2008. The patent licenses received in the settlement have no significant value.

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

Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Services	$266	$482	$1,309	$1,669
Maintenance	50	55	181	$185
Sales and marketing	779	425	2,165	2,199
Research and development	556	721	1,938	2,325
General and administrative	1,137	639	3,068	3,290

Total	$2,788	$2,322	$8,661	$9,668

Included in stock-based compensation expense was restricted stock expense of $1.1 million and $0.5 million for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, and $3.0 million and $1.7 million for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that vest based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense. Based on our third quarter 2008 and prior assessments, no compensation expense associated with these performance-based RSUs is reflected in our results of operations in the three-month periods or nine-month periods ended September 30, 2008 and September 30, 2007.

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended September 30,		Stock Options Nine Months Ended September 30,		ESPP Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Expected term (years)	4	4	4	4	*	0.5
Volatility factor	61%	70%	67%	81%	*	32%
Risk-free interest rate	2.85%	4.15%	2.74%	4.69%	*	4.67%
Dividend yield	0%	0%	0%	0%	*	0%

*	ESPP plan was discontinued during the second quarter of 2007.

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

We recorded income tax expense of approximately $1.5 million for the three months ended September 30, 2008 and $2.1 million for the three months ended September 30, 2007, representing effective income tax rates of 35.9% and 27.9%, respectively. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months ended September 30, 2008 and September 30, 2007 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.6 million for the three months ended September 30, 2008 and $0.6 million for the three months ended September 30, 2007 and $1.7 million for the nine months ended September 30, 2008 and $1.9 million for the nine months ended September 30, 2007. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments that are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withholding taxes increase our income tax expense.

During the nine months ended September 30, 2008 we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. We recorded federal and state alternative minimum tax (AMT) of approximately $1.0 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the nine months ended September 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these AMT amounts increase our income tax expense.

Income tax expense during the nine months ended September 30, 2007 included a benefit of approximately $0.8 million resulting from the favorable resolution of our United Kingdom tax examination related to the 2003 tax year.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and totaled approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. Accrued interest and penalties were approximately $2.1 million at September 30, 2008. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

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

10. Pending i2 Merger with JDA Software

On August 10, 2008, we entered into a Merger Agreement with JDA and the Merger Sub. Under the Merger Agreement, the Merger Sub will be merged with and into i2 (the “Merger”), with i2 continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of our Common Stock, par value $0.00025 per share, will be converted into the right to receive $14.86 in cash, without interest. At the effective time of the Merger, each issued and outstanding share of our Series B Preferred Stock will be converted into the right to receive $1,095.3679 plus all accrued and unpaid dividends thereon through the effective time, in cash, without interest.

Late in the evening of November 4, 2008, we received a written request from JDA to adjourn the previously scheduled special meeting of our stockholders “to allow the two companies to negotiate a reduced purchase price to close the merger.” In its request, JDA stated that “available credit terms would result in unacceptable risks and costs to the combined company.” Our board of directors considered the request and, based on a number of factors, including that JDA’s obligation to complete the merger is not subject to any financing contingency, did not believe adjourning the special meeting was in the best interests of our stockholders. As of November 5, 2008, proxies in favor of the merger had been received from stockholders representing more than 80 percent of all votes eligible to be cast at the special meeting.

On November 6, 2008, we held the previously scheduled special stockholder meeting and our stockholders voted to approve the merger with JDA pursuant to the Merger Agreement. The number of shares voted in favor of the merger represented more than 80 percent of the total shares outstanding and entitled to vote at the meeting. More than 99 percent of the shares voted at the special meeting were cast in favor of the merger.

Following the stockholder meeting, we received a written proposal from JDA to amend the common share consideration in the merger agreement significantly below $14.86 per share. Our board of directors has reviewed JDA’s proposal and concluded that it is not in the best interest of i2’s stockholders to pursue it.

With the successful stockholder vote of November 6, 2008, we completed all of our conditions to closing the existing merger agreement and have requested that JDA fulfill its obligations under the agreement. Despite the approval by i2’s stockholders, there can be no assurance that the parties will close the Merger stipulated by the merger agreement.

During the third quarter of 2008 we incurred approximately $5.3 million related to the pending merger. These costs are included in other expense, net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

On August 10, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc., a Delaware corporation (“JDA”), and Iceberg Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of JDA (the “Merger Sub”). Under the Merger Agreement, the Merger Sub will be merged with and into i2 (the “Merger”), with i2 continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of our Common Stock, par value

$0.00025 per share will be converted into the right to receive $14.86 in cash, without interest. At the effective time of the Merger, each issued and outstanding share of the Company’s Series B 2.5% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), will be converted into the right to receive $1,095.3679 plus all accrued and unpaid dividends thereon through the effective time, in cash, without interest. Also at the effective time of the Merger, each $1,000.00 principal amount of the Company’s 5% Senior Convertible Notes (“Notes”) will be converted, based on the indenture agreement governing the Notes, into the right to receive $960.72426 as a conversion obligation and $144.10782 as a make-whole premium. Additionally, the Company will also pay to the holders of the Notes $86.9565 for each $1,000.00 principal amount of the Notes as a consent premium. Approximately $1.7 million of the consent premium has been paid to the majority holder of the Notes. Late in the evening on November 4, 2008, JDA notified us in writing that they wished to renegotiate the price of the sale and desired that we adjourn our previously scheduled special stockholder meeting, the purpose of which was to vote on the Merger. We proceeded to hold the previously scheduled meeting and received stockholder approval for the Merger. Following the stockholder meeting, we received a written proposal from JDA to amend the common share consideration in the merger agreement significantly below $14.86 per share. Our board of directors has reviewed JDA’s proposal and concluded that it is not in the best interest of i2’s stockholders to pursue it. There can be no assurance that the Merger will occur. If the Merger is not effected, we could experience downward pressure on our stock, lawsuits and continued uncertainty for our management, sales staff and other employees and existing and potential customers. Such distractions and uncertainty could harm our business, results of operations, cash flow and financial condition. Further, certain costs, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the Merger is completed.

•

Beginning in the third quarter and continuing into the fourth quarter we have experienced purchasing delays by some customers attributable to the Merger and the customers’ desire to have a better understanding of the combined companies product roadmap and related product support. Continued uncertainty will cause additional customer delays, potential customer losses, lower bookings, revenue, and cash flow and continued employee attrition.

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

•

Holders of the Notes may convert the Notes upon the occurrence of certain events prior to May 15, 2010, and at any time on or after May 15, 2010, and have the right to require us to repurchase all or any portion of the Notes on November 15, 2010. There is no assurance that at the time of conversion or required repurchase, we will have the ability to satisfy the cash portion of any such conversion obligation or to make any such required repurchase.

•

We may require additional private or public debt or equity financing. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.

•

The indenture governing the Notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur other than as part of the Merger. The debt incurrence restrictions imposed by the indenture could restrict or impede our ability to incur additional debt, which in turn could impair our ability to support our operations, adversely affect our liquidity and threaten our ability to repay our debts when they become due.

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

Overview

Merger of i2 with JDA Software

On August 10, 2008, we entered into a Merger Agreement with JDA and the Merger Sub. Under the Merger Agreement, the Merger Sub will be merged with and into i2 (the “Merger”), with i2 continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of our Common Stock, par value $0.00025 per share, will be converted into the right to receive $14.86 in cash, without interest. At the effective time of the Merger, each issued and outstanding share of our Series B Preferred Stock will be converted into the right to receive $1,095.3679 plus all accrued and unpaid dividends thereon through the effective time, in cash, without interest.

Late in the evening of November 4, 2008, we received a written request from JDA to adjourn the previously scheduled special meeting of our stockholders “to allow the two companies to negotiate a reduced purchase price to close the merger.” In its request, JDA stated that “available credit terms would result in unacceptable risks and costs to the combined company.” Our board of directors considered the request and, based on a number of factors, including that JDA’s obligation to complete the merger is not subject to any financing contingency, did not believe adjourning the special meeting was in the best interests of our stockholders. As of November 5, 2008, proxies in favor of the merger had been received from stockholders representing more than 80 percent of all votes eligible to be cast at the special meeting.

On November 6, 2008, we held the previously scheduled special stockholder meeting and our stockholders voted to approve the merger with JDA pursuant to the Merger Agreement. The number of shares voted in favor of the merger represented more than 80 percent of the total shares outstanding and entitled to vote at the meeting. More than 99 percent of the shares voted at the special meeting were cast in favor of the merger.

Following the stockholder meeting, we received a written proposal from JDA to amend the common share consideration in the merger agreement significantly below $14.86 per share. Our board of directors has reviewed JDA’s proposal and concluded that it is not in the best interest of i2’s stockholders to pursue it.

With the successful stockholder vote of November 6, 2008, we completed all of our conditions to closing the existing merger agreement and have requested that JDA fulfill its obligations under the agreement. Despite the approval by i2’s stockholders, there can be no assurance that the parties will close the Merger stipulated by the merger agreement.

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

Total bookings for the three months ended September 30, 2008 and September 30, 2007 were $46.5 million in each period. Total bookings for the nine months ended September 30, 2008 and September 30, 2007 were $177.0 million and $183.0 million, respectively, a decline of approximately 3% or $6.0 million.

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

For the three months ended September 30, 2008 operating revenue (total revenue excluding contract revenue) was down 2.6% or $1.7 million compared to the same period in 2007, and for the nine months ended September 30, 2008 operating revenue was down 1.3% or $2.5 million compared to the same period in 2007. Our annual operating revenue was approximately $257.9 million, $275.6 million and $294.3 million in 2007, 2006 and 2005, respectively. These declines represent annual declines of 6% for each period. As part of our transition to being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue.

Software solutions revenue was relatively unchanged for the three months ended September 30, 2008 compared to the same period in 2007, and declined 2% or $0.6 million for the nine months ended September 30, 2008 compared to the same period in 2007. During the 12 months ended December 31, 2006 and the nine months ended September 30, 2008, we have recognized more revenue from backlog than from new software solutions bookings. We monitor whether we are recognizing more or less revenue in each period compared to the amount we book in that period as an indicator of whether we are adding to or subtracting from our backlog and deferred revenue. We have generally been recognizing more revenue in each quarter than the corresponding amount of bookings, leading to a decline in our backlog. As a result, in order to increase future revenues, our future bookings need to increase and consistently exceed our recognized revenue.

	Twelve Months Ended		Nine Months Ended September 30, 2008
	December 31, 2006	December 31, 2007
Additions to Backlog:
Software Solutions Bookings	$49,540	$54,556	$22,039
Platform Technology/Source Code Bookings	10,480	500	—

Net Additions to Backlog	60,020	55,056	22,039
Less: Software Solutions Revenue Recognized	76,243	47,721	34,802

Increase/(Decrease) in Backlog	$(16,223)	$7,335	$(12,763)

Services revenue was relatively unchanged for the three months ended September 30, 2008 when compared to the same period in 2007, and decreased 1% or $0.9 million for the nine months ended September 30, 2008 when compared to the same period in 2007. This decline in services revenue is primarily due to a mix shift in the type of services work performed in 2008. We expect services revenue to continue to be a larger percentage of our total revenue than it has been in previous years. Services revenue generally earns a lower margin than our other revenue types.

Maintenance revenue declined 8% or $1.7 million for the three months ended September 30, 2008 when compared to the same period in 2007, and decreased 2% or $1.0 million for the nine months ended September 30, 2008 when compared to the same period in 2007. Declines in maintenance revenue occur when customers fail to renew their maintenance agreements or renew them at lower rates.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held by foreign subsidiaries.

Our operating cash flow for the nine months ended September 30, 2008 was approximately $98.9 million compared to operating cash flow of $8.0 million in the nine months ended September 30, 2007. Included in operating cash flow for the nine months ended September 30, 2008, is $83.3 million related to the SAP litigation settlement we received in July 2008.

Our working capital was approximately $160.7 million at September 30, 2008, an improvement from the $63.6 million at December 31, 2007. The increase in current assets includes the effect of the SAP litigation settlement for $83.3 million. The chart below shows the components of our working capital and the dollar changes from period to period for 2006 and 2007 and the first, second and third quarters of 2008.

	December 31, 2006	December 31, 2007	September 30, 2008
Total cash	$114,045	$129,434	$227,808
Accounts receivable	25,677	25,108	26,991
Other current assets, net	9,231	7,746	8,306

Total current assets	148,953	162,288	263,105

Current liabilities	57,538	37,008	39,611
Deferred revenue	74,047	61,715	62,772
Current portion long-term debt	—	—	—

Total current liabilities	131,585	98,723	102,383

Working capital	$17,368	$63,565	$160,722

Dollar change from previous period	$51,704	$46,197	$1,521

Net cash	$30,223	$44,981	$142,882

In addition to assessing our liquidity based on operating cash flow and working capital, management also considers our cash balances and our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt. As the table above indicates, our cash position and net cash position have improved during the periods presented.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the third quarter of 2008 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our 2007 Annual Report on Form 10-K.

Analysis of Financial Results – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Summary of Third Quarter 2008 Results

•	Total revenue decreased $1.7 million from the same period in 2007

•	Total costs and expenses decreased $4.6 million from the same period in 2007

•	Net income applicable to common stockholders was $1.9 million compared to $4.5 million in the same period in 2007

•	Diluted earnings per share were $0.07 for the third quarter of 2008 and $0.17 for the third quarter of 2007

•	Cash flow from operations was $78.5 million reflecting the receipt of $83.3 million from the SAP litigation settlement versus cash flow from operations of $2.9 million in the same period of 2007

•	Total bookings were $46.5 in the 2008 and the 2007 periods

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2008 and September 30, 2007. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2008	Percent of Revenue	Three Months Ended September 30, 2007	Percent of Revenue	Change 2008 versus 2007 Three months ended September 30
					$ Change	% Change
SOP 97-2 recognition	$907	1%	$1,897	3%	$(990)	-52%
SOP 81-1 recognition	3,694	6%	3,199	5%	495	15%
Recurring items	5,961	9%	5,426	8%	535	10%

Total Software solutions	10,562	16%	10,522	16%	40	—
Services	33,316	52%	33,365	50%	(49)	—
Maintenance	20,875	32%	22,571	34%	(1,696)	-8%

Total revenues	$64,753	100%	$66,458	100%	$(1,705)	-3%

Software Solutions Revenue. Total software solutions revenue was relatively unchanged for the three months ended September 30, 2008 compared to the same period in 2007. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the three months ended September 30, 2008 is due to declines in the number and size of deals being recognized from current quarter bookings as well as a decrease in the number and size of deals recognized from backlog. During the three months ended September 30, 2008 we recognized revenue related to 7 contracts at an average of $0.1 million per contract compared to 14 contracts at an average of $0.1 million per contract in the comparable period of 2007.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in both current and prior periods and typically has a longer recognition period than revenue recognized under SOP 97-2. During the three months ended September 30, 2008 we recognized revenue related to 18 projects at an average of $0.2 million per project compared to 13 projects at an average of $0.2 million in the comparable period of 2007.

Revenue from recurring items increased $0.5 million for the three months ended September 30, 2008 when compared to the same period in 2007 based on the recognition of revenue from transactions booked after September 30, 2007 resulting from the shift in our business to more recurring transactions.

Services Revenue. Services revenue was relatively unchanged for the three months ended September 30, 2008 compared to the same period in 2007.

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

Maintenance Revenue. Maintenance revenue decreased 8% or $1.7 million for the three months ended September 30, 2008 compared to the same period in 2007. This decrease is mainly attributable to the non-renewals a few large maintenance agreements.

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $26.4 million, or 41% of total revenue, in the three months ended September 30, 2008 compared to $31.1 million, or 47% of total revenue, in the same period in 2007.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

Assuming a constant level of rupee expenditure in 2007 as we experienced in 2008, the impact of the change in the value of the rupee when compared to the dollar was approximately $0.6 million less expense for the three months ended September 30, 2008.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2008 and September 30, 2007. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2008	Gross Margin	Three Months Ended September 30, 2007	Gross Margin	Change 2008 versus 2007 Three months ended September 30
					$ Change	% Change
Software solutions	$2,296	78%	$2,066	80%	$230	11%
Services	22,218	33%	24,752	26%	(2,534)	-10%
Maintenance	2,368	89%	2,668	88%	(300)	-11%
Amortization of acquired technology	—	—	6	—	(6)	-100%

Total cost of revenues	$26,882		$29,492		$(2,610)	-9%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions increased 11% or $0.2 million for the three months ended September 30, 2008 compared to the same period in 2007 primarily because of an increase in the number of hours worked on projects requiring essential services.

During the three months ended September 30, 2008 and September 30, 2007, the costs attributable to the performance of essential services related to SOP 81-1 was $1.6 million and $0.8 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 10% or $2.5 million for the three months ended September 30, 2008 compared to the same period in 2007. This decrease was related primarily to a decrease in personnel-related costs of $2.1. The decrease in personnel-related costs was driven by a shift of approximately 28 associates from the services organization to the sales organization. This shift was done as a part of our refocus in late 2007 to a sales approach centered on customer business units.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 11% or $0.3 million for the three months ended September 30, 2008 compared to the same period in 2007. This decrease was related to a decrease in personnel-related costs of $0.2 million.

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

	Three Months Ended September 30, 2008	Percent of Revenue	Three Months Ended September 30, 2007	Percent of Revenue	Change 2008 versus 2007 Three months ended September 30
					$ Change	% Change
Sales and marketing	$10,518	16%	$7,928	12%	$2,590	33%
Research and development	7,384	11%	8,224	12%	(840)	-10%
General and administrative	9,402	15%	8,808	13%	594	7%
Amortization of intangibles	25	—	25	—	—	—
Restructuring charges and adjustments	—	—	3,921	6%	(3,921)	-100%

Total operating expense	$27,329		$28,906		$(1,577)	-5%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended September 30, 2008, sales and marketing expense increased 33% or $2.6 million when compared to the same period in 2007. Personnel-related costs increased approximately $2.2 million. This increase in personnel-related costs is driven by the shift of approximately 28 associates from the services organization to the sales organization.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. For the three months ended September 30, 2008, the decrease in research and development expense included a $0.5 million decrease in employee-related costs and a decrease of $0.4 million in contractor costs. The decrease in employee-related expenses is due to a 12% decrease in average headcount when compared to the same period in 2007.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended September 30, 2008 increased 7% or $0.6 million compared to the same period in 2007.

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

Restructuring Expense. During the three months ended September 30, 2008 we incurred no restructuring expense. During the three months ended September 30, 2007, we initiated a reorganization and eliminated approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of $3.9 million, primarily related to severance costs.

Non-Operating (Expense), Net

For the three months ended September 30, 2008 and September 30, 2007, non-operating (expense), net, was as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Change 2008 versus 2007 Three months ended September 30
			$ Change	% Change
Interest income	$1,212	$1,413	(201)	-14%
Interest expense	(1,237)	(1,236)	1	—
Foreign currency hedge and transaction losses, net	(639)	(107)	532	497%
Other expense, net	(5,674)	(300)	5,374	1791%

Total non-operating (expense), net	$(6,338)	$(230)	6,108	2656%

Interest income decreased in the three-month period ended September 30, 2008 compared to the same period in 2007 due to lower investment yields on average cash balances, offset partially by significantly higher average cash balances. For the three months ended September 30, 2008, average invested cash balances increased 78% from the three months ended September 30, 2007. The average rate earned for the three months ended September 30, 2008 was 2.1%, and for September 30, 2007 was 4.5%.

Interest expense was flat for the three months ended September 30, 2008 as compared to the same period in 2007.

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

Other expense, net increased $5.4 million including the $5.3 million of external expense related to the JDA merger. These merger expenses include investment banker fees, convertible debt consent fees, cost sharing fees and transaction related legal expenses.

Provision for Income Taxes

We recorded income tax expense of approximately $1.5 million for the three months ended September 30, 2008 and $2.1 million for the three months ended September 30, 2007, representing effective income tax rates of 35.9% and 27.9%, respectively. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months ended September 30, 2008 and September 30, 2007 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.6 million for the three months ended September 30, 2008 and $0.6 million for the three months ended September 30, 2007. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments which are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic federal regular income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withheld taxes increase our income tax expense.

Analysis of Financial Results - Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Summary of Year-to-Date September 30, 2008 Results

•	Total revenue decreased $5.0 million from the same period in 2007

•	Total costs and expenses decreased $88.5, reflecting the SAP litigation settlement of $79.9 net of $3.5 million of external litigation expenses, from the same period in 2007

•

Net income applicable to common stockholders was $85.2 million, reflecting the SAP litigation settlement of $79.9 million net of $3.5 million of external litigation expense, compared to $9.6 million in the same period in 2007

•	Diluted earnings per share were $3.21 for the nine months ended September 30, 2008 and $0.36 for the same period in 2007

•	Cash flow from operations was $98.9 million versus cash flow from operations of $8.0 million in the 2007 period

•	Total bookings were $177.0 million versus $183.0 million in the same period of 2007

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2008 and September 30, 2007. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2008	Percent of Revenue	Nine Months Ended September 30, 2007	Percent of Revenue	Change 2008 versus 2007 Nine months ended September 30
					$ Change	% Change
SOP 97-2 recognition	$2,710	1%	$7,682	4%	$(4,972)	-65%
SOP 81-1 recognition	14,154	7%	10,656	5%	3,498	33%
Recurring items	17,938	9%	17,029	9%	909	5%

Total Software solutions	34,802	18%	35,367	18%	(565)	-2%
Services	92,666	48%	93,613	48%	(947)	-1%
Maintenance	64,588	34%	65,598	33%	(1,010)	-2%
Contract	—	—	2,450	1%	(2,450)	-100%

Total revenues	$192,056	100%	$197,028	100%	$(4,972)	-3%

Software Solutions Revenue. Total software solutions revenue decreased 2% or $0.6 million for the nine months ended September 30, 2008 compared to the same period in 2007. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the nine months ended September 30, 2008 is due to declines in the number and size of deals being recognized from current quarter bookings as well as a decrease in the number and size of deals recognized from backlog. During the nine months ended September 30, 2008 we recognized revenue related to 26 contracts at an average of $0.1 million per contract compared to 40 contracts at an average of $0.2 million per contract in the comparable period of 2007.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in prior periods. During the nine months ended September 30, 2008 we recognized revenue under 28 projects at an average of $0.5 million per project compared to 30 projects at an average of $0.3 million per project in the comparable period of 2007.

Revenue from recurring items increased $0.9 million for the nine months ended September 30, 2008 when compared to the same period in 2007 based on the recognition of revenue from transactions booked after September 30, 2007 resulting from the shift in our business to more recurring transactions.

Services Revenue. Services revenue decreased 1% or $0.9 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Maintenance Revenue. Maintenance revenue decreased 2% or $1.0 million for the nine months ended September 30, 2008 compared to the same period in 2007.

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $79.3 million, or 41% of total revenue, in the nine months ended September 30, 2008 compared to $86.7 million, or 44% of total revenue, in the same period in 2007. International revenue remained relatively consistent in the nine-month periods ended September 30, 2008 and September 30, 2007.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

If we assume the same currency exchange rate for our rupee expenditures in 2007 as we experienced in 2008, the impact of the change in the rupee appreciation was minimal for the nine months ended September 30, 2008.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2008 and September 30, 2007. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2008	Margin	Nine Months Ended September 30, 2007	Margin	Change 2008 versus 2007 Nine months ended September 30
					$ Change	% Change
Software solutions	$7,784	78%	$6,715	81%	$1,069	16%
Services	68,313	26%	73,062	22%	(4,749)	-6%
Maintenance	7,866	88%	8,405	87%	(539)	-6%
Amortization of acquired technology	4	—	19	—	(15)	-79%

Total cost of revenues	$83,967		$88,201		$(4,234)	-5%

Cost of Software Solutions. Cost of software solutions increased 16% or $1.1 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily because of an increase in the number of hours worked on projects requiring essential services.

During the nine months ended September 30, 2008 and September 30, 2007, the costs attributable to the performance of essential services related to software solutions projects recognized under SOP 81-1 was $5.4 million and $2.5 million, respectively, an increase of 116%. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 6% or $4.7 million for the nine months ended September 30, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in employee related costs of $6.3 million partially offset by an increase in travel and entertainment of $1.1 million. The decrease in employee related costs was driven by a shift of approximately 28 associates from the services organization to the sales organization. This shift was done as part of our refocus in late 2007 to a sales approach centered on customer business units.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 6% or $0.5 million for the three months ended September 30, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in personnel-related costs of $0.2 million and a decrease in travel and entertainment of $0.2 million.

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

	Nine Months Ended September 30, 2008	Percent of Revenue	Nine Months Ended September 30, 2007	Percent of Revenue	Change 2008 versus 2007 Nine months ended September 30
					$ Change	% Change
Sales and marketing	$35,540	19%	$32,582	17%	$2,958	9%
Research and development	22,558	12%	25,779	13%	(3,221)	-12%
General and administrative	29,830	16%	29,691	15%	139	—
Amortization of intangibles	75	—	53	—	22	42%
Restructuring charges and adjustments	—	—	3,847	2%	(3,847)	-100%

Costs and expenses, subtotal	88,003		91,952		(3,949)	-4%
Intellectual property settlement, net	(79,860)		—		(79,860)	—

Total operating expense	$8,143		$91,952		$(83,809)	-91%

Sales and Marketing Expense. For the nine months ended September 30, 2008, the increase in sales and marketing expense included an increase in personnel-related costs of $1.8 million and an increase in commissions of $1.9 million. These increases were partially offset by a decrease in marketing program expense of $0.4 million and administrative and executive expense of $0.4 million. The increase in personnel-related costs is a result of the previously discussed transfer of employees from services to sales and marketing.

Research and Development Expense. For the nine months ended September 30, 2008, the decrease in research and development expense included a decrease in employee-related costs $1.2 million, a decrease in subcontractor cost of $1.1 million, a decrease in equipment cost of $0.3 million and a decrease in travel and entertainment of $0.2 million.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2008 was relatively unchanged compared to the same period in 2007.

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

Restructuring Expense. During the nine months ended September 30, 2008 we had no restructuring expense. During the three months ended September 30, 2007, we initiated a reorganization and eliminated approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of $3.9 million, primarily related to severance costs.

Intellectual Property Settlement, Net. On June 23, 2008, we reached a settlement with SAP to settle existing patent litigation between i2 and SAP. Under the terms of the settlement, SAP agreed to pay i2 $83.3 million. We recorded the $83.3 million net of legal expense of $3.5 million for the nine months ended September 30, 2008.

Non-Operating (Expense), Net

For the nine months ended September 30, 2008 and September 30, 2007, non-operating (expense), net, was as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Change 2008 versus 2007 Nine months ended September 30
			$ Change	% Change
Interest income	$3,339	$4,061	(722)	-18%
Interest expense	(3,711)	(3,712)	(1)	—
Realized gains (losses) on investments, net	—	1	(1)	-100%
Foreign currency hedge and transaction losses, net	(1,244)	(298)	946	317%
Other expense, net	(5,391)	(853)	4,538	532%

Total non-operating (expense), net	$(7,007)	$(801)	6,206	775%

Interest income decreased in the nine-month period ended September 30, 2008 compared to the same period in 2007 due to lower yields on average cash balances, partially offset by significantly higher average cash balances. For the nine months ended September 30, 2008, average invested cash balances increased 47%. The average rate earned for the nine months ended September 30, 2008 was 2.51%, and for September 30, 2007 was 4.59%.

Interest expense was unchanged for the three months ended September 30, 2008 as compared to the same period in 2007.

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

Other expense, net increased $4.5 million including the $5.3 million of external expense related to the JDA merger. These merger expenses include investment banker fees, convertible debt consent fees, cost sharing fees and transaction related legal expenses.

Provision for Income Taxes

We recorded income tax expense of approximately $5.3 million for the nine months ended September 30, 2008 and $3.7 million for the nine months ended September 30, 2007, representing effective income tax rates of 5.8% and 23.5%, respectively. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the nine months ended September 30, 2008 and September 30, 2007 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $1.7 million for the nine months ended September 30, 2008 and $1.9 million for the nine months ended September 30, 2007. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments which are received net of the withheld taxes Foreign withholding taxes generally are available to reduce domestic federal regular income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withheld taxes increase our income tax expense.

During the nine months ended September 30, 2008 we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (AMT) of approximately $1.0 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the nine months ended September 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Income tax expense during the nine months ended September 30, 2008 includes the effect of a refund of approximately $1.0 million related to our international operations.

Contractual Obligations

During the three-month and nine-month periods ended September 30, 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2007 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $160.7 million at September 30, 2008 compared to $63.6 million at December 31, 2007, an improvement of $97.1 million or 152.7%. The improvement resulted from a $100.8 million increase in current assets, comprised of an increase of $98.4 million in cash, including restricted cash, an increase of $1.9 million in accounts receivable and an increase of $0.6 million in other current assets. The increase in cash reflects the receipt of the cash settlement in the SAP litigation of $83.3 million. This increase in current assets was partially offset by an increase in current liabilities of $3.7 million (comprised of an increase in accrued liabilities of $3.9 million and an increase in deferred revenue of $1.1 million, partially offset by a decrease in accrued compensation and related expenses of $0.7 million and a decrease in accounts payable of $0.6 million).

Our working capital balance at September 30, 2008 and December 31, 2007 included deferred revenue. At September 30, 2008 and December 31, 2007, we had approximately $62.8 million and $61.7 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $100.2 million during the nine months ended September 30, 2008. This increase is primarily the result of $98.9 million of cash provided by operating activities and $1.0 million of cash provided by investing activities. The increase in cash provided by operating activities reflects the receipt of $83.3 million for the SAP litigation settlement. Due to economic volatility, at the end of the third quarter 2008, all of our short-term investments were invested in Treasury and Agency securities.

During the nine months ended September 30, 2008, cash provided by operating activities was approximately $98.9 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.

Cash provided by investing activities was approximately $1.0 million during the nine months ended September 30, 2008. We had a decrease in restricted cash of approximately $1.8 million partially offset by purchases of premises and equipment of $0.8 million.

During the nine months ended September 30, 2008, cash provided by financing activities was minimal and related to proceeds for the issuance of common stock related to the exercise of stock options.

At September 30, 2008, we had a net cash balance of $142.9 million compared to a net cash balance of $45.0 million at December 31, 2007. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintain a $15.0 million letter of credit line. Under this line, we are required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line has no financial covenants and expires on December 15, 2008. As of September 30, 2008, $4.1 million in letters of credit were outstanding under this line and $5.6 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at September 30, 2008. Holders of our senior convertible notes have the right to require us to repurchase all or any portion of the senior convertible notes on November 15, 2010 and may convert the senior convertible notes at any time on or after May 15, 2010. In addition, holders of the senior convertible notes may convert the senior convertible notes prior to May 15, 2010 upon the occurrence of any of the following events:

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

The indenture governing the 5% senior convertible notes contains a debt incurrence covenant that places restrictions on the amount and type of additional indebtedness that we can incur other than with respect to the Merger. Such covenant specifies that we shall not, and that we shall not permit any of our subsidiaries to, directly or indirectly, incur or guarantee or assume any indebtedness other than “permitted indebtedness.” Permitted indebtedness is defined in the indenture to include, among others, the following categories of indebtedness: (i) all indebtedness outstanding on November 23, 2005; (ii) indebtedness under the senior convertible notes; (iii) indebtedness under our $15.0 million letter of credit line; (iv) between $25.0 million and $50.0 million of additional senior secured indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture); and (v) at least $100.0 million of additional subordinated indebtedness (the maximum permitted amount to be determined by application of a formula contained in the indenture).

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 41% and 47% for the three months ended September 30, 2008 and September 30, 2007, respectively, and totaled 41% and 44% for the nine months ended September 30, 2008 and September 30, 2007, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses are denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of September 30, 2008 and 2007, the weighted-average yield on cash and cash equivalent balances was 1.3% and 4.4%, respectively. The lower yields at September 30, 2008, were due to lower inter-bank borrowing rates, which heavily affect yields on investments, and a change in the company’s investment mix to reduce risk. If overall interest rates fell by 100 basis points in the third quarter of 2008, our interest income would decline approximately $0.5 million for the quarter, assuming cash and cash equivalent levels consistent with September 30, 2008 levels.

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

During the quarter ended March 31, 2008, we did not timely file an Item 5.02 Form 8-K related to the resignation of an officer of the Company. We have implemented improvements to our disclosure controls, including a notification process which is designed to provide for the timely disclosure of executive resignations. We plan to formalize these improvements with the audit committee during the quarter ending December 31, 2008. We have re-evaluated our internal controls in light of these matters and concluded the late filing did not occur as a result of a material weakness.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except for the risk factors set forth below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K.

Additional Delays in Completing or the Failure to Complete the Announced Merger Among i2, JDA Software Group, Inc. and Igloo Acquisition Corp. Poses a Significant Risk to Our Business.

On August 10, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc. (“JDA”) and Igloo Acquisition Corp. (“Merger Sub”), under which i2 would merge with and into Merger Sub, with i2 being the surviving entity (the “Merger”). We cannot provide any assurance that the Merger will be consummated. If the Merger is consummated, we cannot assure you of the timing of the closing.

On November 4, 2008, JDA notified us in writing that they wished to renegotiate the price of the consideration to be paid under the Merger Agreement and requested that we adjourn our stockholder meeting, previously scheduled for November 6, 2008, the purpose of which was to approve and adopt the Merger Agreement (the “Special Meeting”). We proceeded to hold the Special Meeting and the Merger Agreement was approved and adopted by our stockholders. Following the Special Meeting, we received a written proposal from JDA to amend the consideration to be paid to the common stockholders to an amount significantly below $14.86. Our board of directors reviewed JDA’s proposal and concluded that it was not in the best interests of i2’s stockholders to pursue it.

In light of the foregoing, there can be no assurance that the parties will be able to close the Merger as contemplated by the existing Merger Agreement. In the event that the Merger is not completed or is delayed, we may experience, among other things, downward pressure on our stock; lawsuits; continued uncertainty for our management, sales staff, and other employees; and uncertainty for existing and potential customers regarding our ability to meet our contractual obligations. Such distractions could harm our business, the results of operations, cash flow, and our overall financial condition. Further, certain costs associated with the Merger have already been paid, such as the $5.3 million in external expenses included in our third quarter results. Certain other costs, such as additional investment banker and additional consent fees will be payable by us upon closing of the Merger. Certain other costs such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the Merger is completed.

General Economic Conditions May Affect Our Business, Results of Operations and Financial Condition.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations, cash flow and overall financial condition.

Disruptions in the financial markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a) Exhibits

Exhibit Number	Description
2.1	—	Agreement and Plan of Merger among i2 Technologies, Inc., JDA Software Group, Inc. and Igloo Acquisition Corp., dated August 10, 2008 (filed as Exhibit 2.1 to the 8-K filed by i2 on August 12, 2008).

4.1	—	Third Amendment to Rights Agreement between i2 Technologies, Inc. and Mellon Investor Services LLC, dated as of August 10, 2008 (filed as Exhibit 4.1 to the 8-K filed by i2 on August 12, 2008).

4.2	—	First Supplemental Indenture, dated as of September 11, 2008 to 5% Senior Convertible Notes due 2015 Indenture, dated as of November 23, 2005, between i2 Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the 8-K filed by i2 on September 18, 2008).

99.1	—	Form of Voting Agreement for Officers and Directors of i2 Technologies, Inc., dated August 10, 2008 (filed as Exhibit 99.1 to the 8-K filed by i2 on August 12, 2008).

99.2	—	Form of Voting Agreement for Holder of Series B Preferred Stock (filed as Exhibit 99.2 to the 8-K filed by i2 on August 12, 2008).

99.3	—	Consent and Conversion Agreement between i2 Technologies, Inc. and Highbridge International LLC entered into as of August 10, 2008 (filed as Exhibit 99.3 to the 8-K filed by i2 on August 12, 2008).

99.4	—	Consent provided as of September 8, 2008 to i2 Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to JPMorgan Chase Bank, National Association, by Highbridge International LLC, Credit-Suisse Securities (USA) LLC and UBS Securities LLC.

99.5	—	Form of Consent and Conversion Agreement between i2 Technologies, Inc. and all holders of its 5% Senior Convertible Notes due 2015 other than Highbridge International LLC.

31.1	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Pallab K. Chatterjee, Chief Executive Officer (Principal Executive Officer) of i2.

31.2	—	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Pallab K. Chatterjee, Chief Executive Officer (Principal Executive Officer) of i2.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (Principal Accounting and Financial Officer) of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

November 14, 2008	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)