Form 10-K
period 2008-12-31
I2 TECHNOLOGIES INC
filed 2009-03-12
CIK 1009304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s Common Stock) on June 30, 2008, was $127.5 million.

As of March 9, 2009, the registrant had approximately 21,959,324 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 30, 2009 in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

ITEM 1.    BUSINESS

Nature of Operations.    We are a provider of supply chain management solutions, consisting of various software and service offerings. In addition to licensed application software, we offer software as a service (SaaS). Our service offerings include business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility and increasing operating velocity. Our offerings are designed to help customers better achieve the following critical operational objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Globally, we have approximately 500 customers in a variety of industries including:

•	Technology

•	Computer & Electronics

•	Telecommunications Equipment and Services

•	Semiconductor

•	Consumer Electronics

•	Contract Manufacturers

•	Automotive, Aerospace and Industrial

•	Automotive Original Equipment Manufacturers

•	Suppliers

•	Aerospace and Defense

•	Industrial Manufacturers

•	Process Industries

•	Metals

•	Energy, Chemical, Oil and Gas

•	Consumer Industries & Retail

•	Retailers

•	Consumer Packaged Goods

•	Soft Goods (Textiles/Apparel & Footwear)

•	Consumer Durables

No individual customer accounted for more than 10% of our total revenues during 2008, 2007 or 2006.

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

We believe that traditional enterprise resource planning (ERP) systems fail to provide both the forward visibility across divisions or enterprises and the high-speed decision-support capabilities that we believe are necessary to quickly plan and execute decisions. To increase competitiveness, we believe companies need solutions that can be integrated with their existing systems to provide tools for managing the variability in their supply chains, allowing them to monitor events throughout the life of a product, from the point of order, through manufacturing and distribution until it reaches a customer’s hands. Companies need visibility into order, inventory and transportation systems so they can evaluate tradeoffs for fast and accurate decision-making and execute their plans across the critical processes in their supply chains.

The growth of the internet and the proliferation of software applications have accelerated many companies’ efforts to increase efficiencies by leveraging information technology based on open standards. We believe this has prompted demands for a dynamic, open and integrated environment among customers, suppliers and manufacturers. In response to these evolving market forces, many companies have sought to re-engineer their business processes to reduce manufacturing cycle times, shift from mass production to order-driven manufacturing, and increase the use of outsourcing and share information more readily with vendors and customers.

Integration and business process management have become an increasingly important issue for enterprises to lower costs and realize value from their diverse environment of applications and distributed systems. Customers seek integration at several levels — business process (design, execution and monitoring), applications, user interface, data and technology. A wide variety of companies are pursuing the integration market opportunity, including ERP companies, leading Independent Software Vendors (ISVs), Enterprise Application Integration (EAI) vendors, Systems Integrators (SIs) and other information technology (IT) services organizations. i2 offers a solution unique and specific to the SCM market that provides a service oriented architecture for design, development, and integrations of SCM solutions.

Leading software and technology companies are developing offshore (global) workforces, in part to take advantage of the technical talent and lower costs of human resources in India, China and other locations. This has led many companies to initiate their own offshore operations or outsource some development, implementation and operations activities to Offshore IT Services (OIS) firms.

Development of the i2 Solutions

Advanced Planning and Scheduling.    We have offered a set of supply chain management solutions since our company was founded nearly 21 years ago. Our founders, Sanjiv Sidhu and Ken Sharma, sought to expand enterprise application software beyond traditional ERP systems, which were basically transaction accounting and processing systems that did not consider production constraints or offer more sophisticated monitoring, decision-support and execution capabilities. We took the first step beyond ERP with the development of an advanced planning and scheduling application that took into account actual constraints to improve the flow of materials within a factory. That solution, i2 Factory Planner, has assisted many of our customers in improving the efficiency and profitability of their factories while reducing their materials and inventory costs.

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

Supplier Relationship Management.    We continued to expand our product base by applying our solutions for the extended supply chain to supplier relationship processes and functions. To facilitate cost-effective sourcing and product design, we acquired and developed technologies that help customers to more efficiently source, negotiate the pricing of and procure materials and components from suppliers, thereby enabling them to make design decisions while cognizant of the effect on the supply chain of existing products and the total product portfolio.

Distributed Fulfillment and Revenue Management.    Our distributed order execution technology has enabled us to develop integrated, closed-loop planning and execution solutions. These solutions are designed to help companies support an “order from anywhere, fulfill from anywhere, return to anywhere” strategy to meet the demands of dynamic multi-channel selling models. This technology, which provides a scalable and flexible framework for creating new solutions, is used by our customers across multiple entities for transaction processing, visibility and event management capabilities. We have also invested in solutions that help customers optimize merchandising, revenue and pricing.

Supply and Demand Synchronization.    i2’s supply chain management solutions focus on the multi-echelon value chain, encompassing the customer’s customer and the supplier’s supplier. These solutions are designed to enable businesses to manage and tune their supply chains simultaneously so that they can quickly change parameters to meet their dynamic business needs. These solutions are built on a service-oriented architecture (SOA) that includes a layer of technology services for integration and data management, user interface development and a visual business process workflow.

Products

Our software products and services are designed to help customers address various supply chain problems and opportunities, including:

•	Linking certain aspects of planning and decision-making to execution and the monitoring of changing conditions across the supply chain

•	Improving current business processes, return on assets and profitability

•	Reduction of risks, cycle-times and cash needed in operations

•	Increasing market share

•	Improving customer service levels and delivering on commitments to customers

•	Creating an environment for continuous process improvement

•	Enhancing competitive advantage

•	Enhancing time to value for process redesign and acquisition integration

In its early days, supply chain management solutions required a company to adapt its processes to its software. Today, the software adapts to the processes. We offer supply chain management solutions that enable companies to take control of their extended supply chain horizontally with their trading partners and vertically within their enterprise. Our primary products are focused on optimizing the following business processes: manufacturing and planning; transportation and distribution management; merchandising, assortment and allocation planning; execution, collaboration and visibility; supplier relationship management; as well as data management and business analytics. Our products are complemented by our business process consulting, implementation, outsourcing, development and related services.

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

Demand and Retail Management.    Solutions for demand management and retail management provide tools designed to forecast and continuously manage demand, plan-merchandising strategies, manage markdowns and promotions pricing, and optimize price quoting. Using these products, companies can begin to optimize their revenues by selling products at prices set by analytic products. Demand management products and workflows include i2 Demand Manager, i2 Markdown Optimizer, i2 Merchandise Planner, i2 Inventory Optimization, i2 Sales and Operations Management, i2 Merchandise Financial Planning, i2 Buying and Assortment Management, and i2 Allocation and Replenishment.

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

Execution, Collaboration and Visibility:    Solutions to optimize plan execution and collaboration help businesses integrate planning and execution processes, creating a closed-loop environment. These solutions provide tools designed to stage inventory, plan replenishment, manage orders and provide visibility to lower fulfillment costs, improve on-time delivery performance and enhance customer satisfaction. The i2 Collaborative Supply Execution solution is designed to provide inventory and plan collaboration, transaction processing, visibility, event management, integration and workflow capabilities. Other solutions in this category include i2 Supply Chain Visibility, i2 Customer Order Management, i2 Collaborative Replenishment and i2 Pricer and Configurator.

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

On-Demand and Software as a Service:    i2 offers on-demand and hosted solutions as well as managed services offerings. With i2 supply chain operations management, a variety of on-demand services are provided to enable customers to better manage demand sensing, execution, order fulfillment and key account management. i2 FreightMatrix uses private branded internet marketplaces in which companies gain access to i2’s broad logistics footprint in a secure private-labeled, shared-hosting environment, allowing companies to reduce costs, increase efficiencies and manage their supply chain, or their customer’s supply chain, on-line.

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

Our solutions operations activities are primarily conducted in North America and India. Most product management and product marketing employees are based in North America, but many development and services teams are based in India. The India location offers many benefits to i2, including centralization of development efforts and cost structure advantages. For the years ended December 31, 2008, 2007 and 2006, our research and development expense totaled approximately $29.2 million, $33.5 million and $35.2 million, respectively.

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

Consulting Services.    We offer our customers both on-site and off-site consulting services for assisting in the implementation of our products and services and integration with the customers’ existing systems. In addition, we offer process and change management services support to key customers. We and our customers also use third-party consulting firms.

Development Services.    Customers may also contract with us for services to provide custom extensions or additions to our applications. In some cases, the modifications or additions to the software may be incorporated into future releases of our products.

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

Maintenance and Product Updates.    We provide ongoing support services for our products. Maintenance contracts are typically sold to customers at the time of the initial license and may be renewed for additional periods. Our maintenance agreements with our customers provide the right to receive most product updates and enhancements to the products purchased by the customer, as well as telephone and on-line support. Our support services are packaged into three tiers (silver, gold and platinum), which offer customers the ability to choose the level of service they desire.

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

We have a partner program with Value Added Resellers (VARs) to serve mid-market customers, provide increased coverage around the world and expand into new industries. We also have joint marketing agreements with software vendors and other industry-related firms, as well as alliances with top global and regional systems consulting and integration, hardware, software, and other relevant services firms. These alliances generally provide the vendors with the ability to market our products and access our marketing materials and product training. By using these indirect sales channels, we seek to capitalize on the installed base of other companies and obtain favorable product recommendations from the business partners, thereby increasing the market coverage of our products.

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

•

Other Software Vendors.    These include companies such as Red Prairie, Manhattan Associates and JDA Software which compete with our transportation and distribution management products; companies such as JDA Software which compete primarily with our retail applications; and companies such as Manhattan Associates and Kinaxis which compete principally with our fulfillment and certain of our demand optimization products.

•

Custom and Offshore Development.    Increasingly we compete with internal development efforts by corporate IT departments. Additionally, we also compete with independent developers of enterprise application software such as Infosys, Wipro and other entities in countries with relatively low wage structures.

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

We hold 162 U.S. patents and have 141 pending patent applications. These patents predominantly relate to planning, scheduling optimization, demand fulfillment, collaboration, e-commerce and data management and reporting. These patents expire at various times through 2021. We also depend on trade secrets and proprietary know-how for certain unpatented aspects of our business. To protect our proprietary information, we enter into confidentiality agreements with our employees, consultants and licensees, and generally control access to and distribution of our proprietary information. We sublicense some software that we license from third parties and incorporate in, or license in conjunction with, our products.

In connection with our efforts to protect our proprietary rights, on September 5, 2006, we announced that we had filed a lawsuit against SAP AG, a German corporation and SAP Americas, Inc., a Delaware corporation. The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleged infringement of seven patents related to supply chain management.

On June 23, 2008 we entered into a settlement agreement to settle existing patent litigation between us and the SAP companies. Under the terms of the settlement agreement, each party licensed to the other party certain patents in exchange for a one-time cash payment to i2 of $83.3 million, which was received in the third quarter of 2008. In addition, each party has agreed not to pursue legal action against the other party for its actions taken to enforce any of the licensed patents prior to the effective date of the agreement. The agreement also provides for general releases, indemnification for its violation, and dismisses the existing litigations between the parties with prejudice. The agreement also contains certain limitations on the patent licenses in the event of a change in control. We have satisfied all our obligations under the agreement and no additional contingencies exist with respect to receipt of the settlement proceeds. During the twelve months ended December 31, 2008, we recorded

$79.9 million as Intellectual property settlement, net; representing the cash payment received by us of $83.3 million net of directly related external litigation expenses of $3.5 million. The patent licenses received by us in the settlement have no significant value.

International Operations

We have international offices in Australia, Belgium, Canada, China, Finland, Germany, India, Japan, Korea, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom. Total assets related to our international operations accounted for 41% of our total consolidated assets as of December 31, 2008, 35% of our total consolidated assets as of December 31, 2007 and 34% of our total consolidated assets as of December 31, 2006. International revenue totaled $107.3 million, or 42% of total revenue, in 2008; $110.7 million, or 43% of total revenue, in 2007 and $120.3 million, or 43% of total revenue, in 2006. See Note 14 — Segment Information, International Operations and Customer Concentrations in our Notes to Consolidated Financial Statements.

Employees

At December 31, 2008, we had approximately 1,280 full-time employees. Our future success depends upon the continued service of our key technical, sales and senior management personnel and our ability to attract, train, and retain other highly qualified personnel.

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

Seasonality

We typically experience lower bookings and revenue during the first and third quarters of each year, and lower cash collections in the third quarter of each year. For additional discussion related to bookings, revenue and cash collections, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Repurchase of the Company’s 5% Senior Convertible Notes

At December 31, 2008, we had outstanding approximately $86.3 million in face amount of our 5% Notes. On February 6, 2009, we entered into a Consent and Purchase Agreement (the “Note Purchase Agreement”) with the beneficial owner (the “Majority Holder”) of $58,146,000 in aggregate principal amount of our outstanding 5% Senior Convertible Notes due 2015 (the “5% Notes”), to purchase all of the 5% Notes owned, beneficially or of record, by the Majority Holder. The 5% Notes were originally issued pursuant to an Indenture dated as of November 23, 2005, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor in interest to JPMorgan Chase Bank, National Association, as trustee (the “Trustee”), which was amended and supplemented by that certain First Supplemental Indenture dated as of September 11, 2008 (collectively, the “Indenture”).

The closing for the purchase and sale of the Majority Holder’s notes occurred on February 9, 2009. Our total payment for such notes was $58,670,929 (or $997.50 per $1,000.00 of original principal amount plus all accrued and unpaid interest thereon). Pursuant to the Note Purchase Agreement, the Majority Holder irrevocably consented to the amendments and supplements set forth in the form of Second Supplemental Indenture between us and the Trustee attached to the Note Purchase Agreement (the “Second Supplemental Indenture”). As a result of obtaining the Majority Holder’s consent to the Second Supplemental Indenture, we received consents from a majority of the holders of the 5% Notes to the Second Supplemental Indenture. The Second Supplemental Indenture was executed by us and the Trustee on February 6, 2009 following execution of the Note Purchase

Agreement and became effective at that time. The Second Supplemental Indenture provides for, among other things, the removal and deletion of certain restrictive covenants contained in the Indenture, including (but not limited to) restrictive covenants relating to the incurrence of indebtedness.

This summary of the Note Purchase Agreement and the Second Supplemental Indenture does not purport to be complete and is subject to, and is qualified in its entirety by, reference to all the provisions of the Note Purchase Agreement and the Second Supplemental Indenture, copies of which were attached as exhibits to a Form 8-K that we filed with the SEC on February 6, 2009.

In addition to the repurchase of the Majority Holder’s notes (as discussed above), the Board of Directors authorized the Company to repurchase, from time to time, additional outstanding 5% Notes in privately-negotiated transactions. Pursuant to such authorization, the company repurchased an additional $24.6 million in face amount of 5% Notes in February 2009. With the completion of the purchase of the Majority Holder’s notes and such additional repurchases from other parties, $3.5 million in aggregate principal amount of the 5% Notes remained outstanding as of February 28, 2009. (See “Note 16 — Subsequent Events” in the financial statements included in this report regarding repurchases of 5% Notes that occurred after December 31, 2008.)

Termination of JDA Merger Agreement

As we previously reported in a Form 8-K that we filed with the SEC on August 12, 2008, on August 10, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc. (“JDA”) and Igloo Acquisition Corp. (“Merger Sub”), under which i2 was to merge with and into Merger Sub (the “Merger”), with i2 to survive the Merger as a wholly-owned subsidiary of JDA. The Merger Agreement provided, among other things, that at the effective time of the Merger, each issued and outstanding share of the Company’s common stock would be converted into the right to receive $14.86 in cash, without interest. On November 4, 2008, JDA notified us in writing that they wished to renegotiate the price of the consideration to be paid under the Merger Agreement and requested that we adjourn our stockholder meeting, previously scheduled for November 6, 2008, the purpose of which was to approve and adopt the Merger Agreement (the “Special Meeting”). We proceeded to hold the Special Meeting and the Merger Agreement was approved and adopted by our stockholders. Following the Special Meeting, we received a written proposal from JDA to amend the consideration to be paid to the common stockholders to an amount significantly below $14.86 per share. Our board of directors reviewed JDA’s proposal and concluded that it was not in the best interests of i2’s stockholders to pursue it as proposed.

On November 7, 2008, we received a letter from JDA in which JDA provided notice to us that additional time was required to arrange the Debt Financing (as defined in the Merger Agreement) and that the closing of the merger should be delayed to a date to be specified by JDA, but in no event later than January 9, 2009, on no less than three business days’ prior written notice to us. On December 3, 2008, we terminated the Merger Agreement. Our board of directors did not believe the Merger or an acceptable alternative transaction with JDA could be finalized. On December 8, 2008, we received the non-refundable termination fee of $20 million from JDA. The external fees and expenses associated with the merger in fiscal 2008, including proxy and shareholder meeting expenses and legal and investment banker fees, were approximately $8.5 million.

Chief Executive Officer Succession

As we previously reported in a Form 8-K that we filed on December 19, 2008, effective December 17, 2008 our Board of Directors appointed Jackson L. Wilson, Jr., our Executive Chairman, as new Chief Executive Officer (“CEO”) to replace Dr. Pallab K. Chatterjee, who left the Company effective December 31, 2008. Dr. Chatterjee was appointed as i2’s CEO on May 13, 2008 and prior to that had been i2’s interim CEO since July 31, 2007. Mr. Wilson has been i2’s Executive Chairman of the Board since May 5, 2008. Mr. Wilson has served as a director of i2 since April 2005. Prior to being appointed as the Executive Chairman of the Board, Mr. Wilson served as a member of the Audit Committee and the Strategic Review Committee. On January 19,

2009, we entered into an employment agreement (the “Employment Agreement”) with respect to Mr. Wilson’s appointment as CEO and President, in addition to his role as Chairman of our Board of Directors. The Employment Agreement is effective from December 17, 2008, the date that Mr. Wilson was appointed as CEO, and supersedes his prior employment agreement. The Employment Agreement was attached as an exhibit to a Form 8-K that we filed with the SEC on January 21, 2009.

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

Risks Related To Our Business

Periods of Sustained Economic Adversity and Uncertainty Could Negatively Affect Our Business, Results of Operations and Financial Condition.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Economic downturns, such as the one presently underway, could cause many of our customers to reduce their levels of capital and maintenance expenditures. Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations, cash flow and overall financial condition.

The current unprecedented disruptions in the financial markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends. In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the capital and maintenance expenditures of our customers. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase. These conditions could result in bankruptcy or insolvency for customers, which would impact our revenue and cash collections. These conditions could also result in pricing pressure and less favorable financial terms in our contracts. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

The Failed Merger with JDA Could Negatively Affect Our Business.

On August 10, 2008, we entered into the Merger Agreement with JDA under which i2 would merge with and into Merger Sub, with i2 to survive the Merger as a wholly-owned subsidiary of JDA. On December 3, 2008, we terminated the Merger Agreement because our board of directors did not believe the Merger or an acceptable alternative transaction with JDA could be finalized. See “Item 1. Business — Recent Developments — Termination of JDA Merger Agreement.”

The termination of the Merger Agreement with JDA and the failure to complete the Merger may result in, among other things, downward pressure on our stock; lawsuits; employee turnover and continued uncertainty for our management, sales staff, and other employees; uncertainty for existing and potential customers regarding our ability to meet our contractual obligations; and potential additional calls by shareholders to continue to pursue the public sale of the Company. Beginning in the third quarter and continuing into the fourth quarter of fiscal 2008, we experienced purchasing delays by some customers attributable to the Merger. Continued uncertainty regarding any future strategic transaction involving the Company could cause additional customer delays, potential customer losses, lower bookings, revenue, and cash flow and/or employee attrition. These distractions could harm our business, the results of operations, cash flow, and our overall financial condition.

Certain Large Stockholders Have Called For the Public Sale of the Company, and May Continue to Call for Such a Sale Following the Failure to Complete the Merger with JDA.

On September 13, 2007, Amalgamated Gadget, L.P. (“Amalgamated”), a beneficial owner of all of our Series B Preferred Stock (which was convertible into approximately 17.7% of our common stock as of December 31, 2008), filed an amendment to its Schedule 13D announcing that it was exercising rights under the terms of our Series B preferred stock to name two persons to our Board of Directors and stating, among other things, that i2 should explore strategic options, including a possible outright sale of i2 or its assets. Michael J. Simmons and David L. Pope were elected to the Board of Directors in September 2007 by the holders of our Series B preferred stock. On October 3, 2007, S.A.C. Capital Advisors, LLC filed a Schedule 13D announcing that it was at that time a beneficial owner of approximately 8.9% of our common stock and stating, among other things, that the value of i2’s assets is not appropriately reflected in the price of our common stock and that the best way to increase stockholder value would be a public sale of i2. On November 1, 2007, the Company announced that, in connection with an ongoing review of i2’s management, operations and strategy which was initiated early in 2007, the Board of Directors of i2 was forming a Strategic Review Committee comprised of three independent directors to consider and evaluate the merits of the various strategic options available to i2 to enhance stockholder value. The strategic options that were subsequently considered by the Strategic Review Committee included: changes to our operations; actions or transactions intended to enhance the value or utilization of our existing assets; joint ventures or strategic partnerships; selective acquisitions, dispositions or other capital transactions; and a merger, sale or other extraordinary business transaction involving the Company.

The evaluation of strategic options by the Strategic Review Committee led to, among other things, the proposed Merger with JDA. In light of the failure of that merger to be completed, the Strategic Review Committee will continue to consider and evaluate other possible strategic options involving the Company. However, continued pressure by activist stockholders for the sale of the Company (especially in light of the Company’s termination of the Merger Agreement with JDA and the failure of that merger to be completed), and/or the Company’s ongoing exploration of other strategic options, could create distractions for our management, sales staff and other employees and create uncertainty in existing and potential customers regarding our ability to meet our contractual obligations. Such distractions and uncertainty could lead to the Company incurring significant costs and expenses as well as increased employee turnover and a substantial diversion of management’s time and resources and, accordingly, could harm our business, results of operations, cash flow and financial condition. There can be no assurance as to what other strategic option, if any, the Board of Directors will decide to pursue to enhance stockholder value or if and when such decision will be made. Regardless of the decision of the Board of Directors, there can be no assurance that such decision will enhance stockholder value or be agreed to or supported by all of our stockholders.

Upon a change of control, unless otherwise agreed to by a majority of the holders of outstanding Series preferred stock, we are required to exchange outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of December 31, 2008 was approximately $120.2 million. The fixed payment due to the holders of our Series B preferred stock upon a change of control may cause a holder of Series B preferred stock to be in favor of a change of control event at a lower value than would be favored by holders of common stock.

Additionally, upon a change of control, at the election of the holders, we would be required to repurchase our convertible notes for cash at the higher of (a) 100% of the principal amount plus accrued and unpaid interest or (b) the conversion value of the convertible notes together with a make-whole premium designed to approximate the lost option time value if the event occurs prior to November 15, 2010. However, as of February 28, 2009 (after giving effect to the repurchases of the 5% Notes that occurred in February 2009), the unpaid principal amount of the convertible notes was $3.5 million. The conversion value and make whole payment would depend upon the price of i2’s common stock at the time of a change of control and would exceed the principal amount of the convertible notes if the price were greater than $13.45 per share. (See “Item 1. Business — Recent Developments — Repurchase of the Company’s 5% Senior Convertible Notes” and “Note 16 — Subsequent Events” in the financial statements included in this report regarding repurchases of convertible notes which occurred after December 31, 2008.)

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

We Have In The Past Experienced Negative Cash Flows. A Failure To Maintain Profitability And Achieve Consistent Positive Cash Flows Would Have A Significant Adverse Effect On Our Business, Impair Our Ability To Support Our Operations And Adversely Affect Our Liquidity.

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

We May Require Additional Private Or Public Debt Or Equity Financing to Support Our Operations. Such Financing May Only Be Available On Disadvantageous Terms, Or May Not Be Available At All. Any New Financing Could Have A Substantial Dilutive Effect On Our Existing Stockholders.

At December 31, 2008, we had cash and cash equivalents of $238 million and a working capital balance of $187.4 million. Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We may be required to seek private or public debt or equity financing in order to support our operations, satisfy the conversion obligation with respect to our senior convertible notes, repurchase our senior convertible notes and/or repay our senior convertible notes. (See “Note 6 — Borrowing and Debt Issues Costs” in the financial statements included in this report.) We may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders. The indenture governing our 5% senior convertible notes contained a debt incurrence covenant that placed restrictions on the amount and type of additional indebtedness that we can incur; however, this covenant was eliminated in conjunction with the repurchase of convertible notes and amendment of the indenture that occurred in February 2009. (See “Item 1. Business — Recent Developments — Repurchase of the Company’s 5% Senior Convertible Notes”.)

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

We Have Been And Continue To Be Subject To Product Quality And Performance Claims And Other Litigation (including Shareholder Derivative and Class Action Litigation), Which Could Seriously Harm Our Business.

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

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the Company as a nominal defendant. The complaint, entitled George Keritsis and Mark Kert v. Michael E. McGrath, Michael J. Berry, Pallab K. Chatterjee, Robert C. Donohoo, Hiten D. Varia, M. Miriam Wardak, Sanjiv S. Sidhu, Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the Company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the Company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. The Company reached a settlement agreement with plaintiffs, which was approved by the Court on November 6, 2008. The settlement required the Company to adopt certain policies regarding the granting of stock options. These policies were implemented prior to the settlement. The settlement does not require the Company to pay any sum to the plaintiffs except for $200,000 in attorneys’ fees and costs. These costs have been previously accrued and were paid in the fourth quarter of 2008.

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the Company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L.

Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the Company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. The complaint is derivative in nature and does not seek relief from the Company, but does seek damages and other relief from the defendant officers and directors. The defendants moved to dismiss the complaint on December 28, 2007. On August 29, 2008, the court granted the motion to dismiss as to all defendants but Mr. Dubreville (one of our former officers).

On August 11, 2008, two suits were filed in state district court in Texas against (among others) the Company and certain members of its Board of Directors. Each of the two suits sought injunctive relief prohibiting the closing of the sale of the Company’s common stock pursuant to the Merger with JDA, and each of the named plaintiffs purported to represent a class of holders of the Company’s common stock. One of the two suits was thereafter dismissed by the plaintiff. The other, styled John D. Norsworthy, on Behalf of Himself and All Others Similarly Situated, v. i2 Technologies, Inc., et al., remains pending in the 134th District Court of Dallas County, Texas. On November 5, 2008, the District Court held a hearing on plaintiff Norsworthy’s motion for a temporary restraining order, and at the conclusion of the hearing denied the motion in its entirety. To date, the plaintiff has not requested monetary relief other than his attorneys’ fees and costs. Based on the stage of the litigation, it is not known whether he may hereafter do so, nor is it possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. Despite the termination of the Merger Agreement with JDA, the plaintiff has not dismissed nor amended his petition as of the date of this report.

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

The Loss Of Key Personnel Or Our Failure To Attract Additional Personnel Could Seriously Harm Our Company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel, and we have recently experienced higher turnover than desired among our key personnel. While we place a high emphasis on retention of key personnel, we nonetheless face intense competition for these qualified individuals from numerous technology and software companies, many of whom may be able to offer more competitive compensation packages than us. In addition, our employees can typically resign with little or no previous notice, which often gives us a limited opportunity to discuss possible retention with such employees. Our future success depends on our ability to retain our key employees and to attract, train and retain other highly qualified personnel. The loss of any of our key employees, our inability to reduce the increased turnover of key employees or our inability to attract, train and retain other highly qualified personnel could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Effective December 17, 2008, our Board of Directors appointed Jackson L. Wilson Jr., our Executive Chairman, as new Chief Executive Officer (“CEO”) to replace Dr. Pallab K. Chatterjee, who left the Company effective December 31, 2008. Dr. Chatterjee was appointed as our CEO on May 13, 2008 and prior to that, had been our interim CEO since July 31, 2007. Mr. Wilson has been our Executive Chairman of the Board since May 5, 2008. Mr. Wilson has served as a director of our company since April 2005. Any further turnover in our CEO position or our other senior management positions could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Restructuring and Reorganization Initiatives Pose Significant Risks To Our Business

We have implemented and continue to evaluate restructuring initiatives involving reducing our workforce in an effort to achieve our profitability objectives. This includes a reduction in our workforce of approximately 85 personnel in the first quarter of 2009. These activities pose significant risks to our business, including the risk that key employees whom we desire to retain will leave because they disagree with our initiatives; that terminated employees will disparage the company, file legal claims against us related to their termination of employment, become employed by competitors or share our intellectual property or other sensitive information with others; and that the reorganization will not achieve targeted efficiencies. The failure to retain and effectively manage our remaining employees or achieve our targeted efficiencies through the reorganization could increase our costs, adversely affect our development efforts and adversely affect the quality of our products and customer service. If customers become dissatisfied with our products or service, our maintenance renewals may decrease, our customers may take legal action against us and our sales to existing customers could decline, leading to reduced revenues. Failure to achieve the desired results of our restructuring and reorganization initiatives could increase employee turnover and harm our business, results of operations, cash flow and financial condition.

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in India, where a significant portion of our operations are located, and other foreign countries such as China and Russia where the laws do not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against piracy. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Litigation to defend our intellectual property rights has in the past been, and could in the future be, time-consuming and costly.

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

Serious Harm To Our Business Could Result If Our Encryption Technology Fails To Ensure The Security Of Our Customers’ On-line Transactions.

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

We incorporate and include third-party software into and with certain of our products and solutions. Additionally, we may incorporate and include additional third-party software into and with our products and solutions in future product offerings. The operation of our products could be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities, or to remain in business. Further, due to the limited number of vendors of certain types of third-party software, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or our ability to license the software to customers. Any impairment in our relationship with these third parties could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We Face Risks Associated With International Sales And Operations That Could Harm Our Company.

International revenues accounted for approximately 43% of our total revenues during 2007 and 42% in 2008, and we expect to continue to generate a significant portion of our revenues from international sales in the future. Our international operations are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

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

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of approximately 64% of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

We May Not Be Able to Fully Realize The Benefits Of Our Deferred Tax Assets.

Our ability to utilize our domestic net operating loss carry forwards and other tax attributes during their remaining life is dependent upon our ability to generate sufficient domestic taxable income during the carry forward periods. If we do not generate sufficient domestic taxable income, the remaining deferred tax assets related to these items may expire without being fully utilized. We have recorded a valuation reserve against our domestic deferred tax assets to reflect the risk.

In addition, pursuant to section 382 of the Internal Revenue Code, the amount of and benefit from our domestic net operating loss carry forwards, and other tax attributes, may be impaired or limited in certain circumstances. Events which cause limitations on the amount of net operating losses and other tax attributes that we may utilize in the future include, but are not limited to, a cumulative change in ownership of greater than 50% in the value of the company (for those instruments that constitute equity for section 382 purposes), over the lesser of a three-year period ending on a specific testing date or a previous ownership change date. A testing date generally occurs upon the issuance, transfer or repurchase of the company’s securities or debt that is treated as a security for purposes of determining an ownership change. A cumulative change in ownership of greater than 50% would limit our ability to fully utilize our domestic net operating loss carry forwards.

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

Risks Related To Our Stock

Our Stock Price Historically Has Been Volatile, Which May Make It More Difficult To Resell Common Stock At Attractive Prices.

The market price of our common stock has been highly volatile in the past, and may continue to be volatile in the future, especially in light of the recent unprecedented disruptions in the U.S. and worldwide financial and stock markets. The following factors could significantly affect the market price of our common stock:

•	Continued quarterly variations in our results of operations and cash flows

•	Technological innovations by our competitors or us

•	Announcement of new customers, new products, product enhancements, a possible sale of our company, or joint ventures and other alliances by our competitors or us

•	Additional equity or debt financing transactions, or the absence thereof

•	Stock valuations or performance of our competitors

•	General market conditions, geopolitical events or market conditions specific to particular industries

•	Perceptions in the marketplace of performance problems involving our products and services

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

Our Executive Officers, Directors, And Largest Stockholders Have Significant Influence Over Stockholder Votes.

As of January 1, 2009, our current executive officers and directors together directly or indirectly controlled approximately 21.9% of the total voting power of our company, which includes approximately 20.7% controlled by Sanjiv Sidhu, a current director and former Chief Executive Officer and President of the Company, and entities that he controls. Further, R2 Top Hat, Ltd., an affiliate of Q Investments, beneficially controls approximately 17.7% of the voting power of the Company, and has the right to appoint two directors to our Board of Directors (which it exercised in 2007). In addition, BlackRock, Inc. beneficially controls approximately 8.8%, Renaissance Technologies LLC beneficially controls approximately 6.1%, S.A.C. Capital Advisors, L.P. beneficially controls approximately 5.6%, Water Island Capital LLC beneficially controls approximately 5.3% and Highbridge International LLC beneficially controls approximately 4.6% of the voting power of the Company. Accordingly, Mr. Sidhu, R2 Top Hat, Ltd. (the Q Investments affiliate), BlackRock Advisors, Renaissance International, S.A.C. Capital Advisors, L.P. and Highbridge International have had and will continue to have significant influence in determining the composition of our Board of Directors and other significant matters requiring stockholder approval or acquiescence, including amendments to our certificate of incorporation, a substantial sale of assets, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company that other stockholders might find favorable, which in turn could adversely affect the market price of our common stock. Mr. Sidhu has announced that he does not intend to stand for re-election at our 2009 Annual Meeting of Stockholders. In addition, David L. Pope, one of the appointees of R2 Top Hat, Ltd., has announced that he intends to resign as a director following our 2009 Annual Meeting of Stockholders; however, R2 Top Hat, Ltd. has the right to fill such position at any time.

Our Charter And Bylaws Have Anti-Takeover Provisions And We Have A Stockholder Rights Plan Which, In Combination, Effectively Inhibit A Non-Negotiated Merger Or Business Combination.

Provisions of our certificate of incorporation (including change of control provisions in the Certificate of Designations for our Series B Preferred Stock) and provisions of our bylaws, Delaware law and our stockholder rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters, located in Dallas, Texas, are occupied under a lease that expires in 2010. This facility houses our executive and administrative staff as well as sales, marketing, research and development and consulting personnel. We also lease space for our other offices in the U.S., Australia, Belgium, Canada, China, Finland, Germany, India, Japan, Korea, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom primarily to provide sales, customer support, consulting services and research and development activities. While we consider our properties suitable and adequate for our present needs, we are attempting to renegotiate existing leases or possibly subleasing a portion of our existing properties.

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $0.2 million and $14.0 million of expense for legal fees and expenses for current and former employees during 2007 and 2006, respectively. No such expenses were incurred in 2008.

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

Under the terms of our software license agreements with our customers, we agree that in the event the licensed software infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in substantially all of our software license agreements and selected managed service arrangements. Generally, in the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the software or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing software or service. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

Derivative Actions

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled George Keritsis and Mark Kert v. Michael E. McGrath, Michael J. Berry, Pallab K. Chatterjee, Robert C. Donohoo, Hiten D. Varia, M. Miriam Wardak, Sanjiv S. Sidhu, Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. The Company reached a settlement agreement with Plaintiffs, which was approved by the Court on November 6, 2008. The settlement required the Company to adopt certain policies regarding the granting of stock options. These policies were implemented prior to the settlement. The settlement does not require the Company to pay any sum to the Plaintiffs except for $200,000 in attorneys’ fees and costs. These costs have been previously accrued and were paid in the fourth quarter of 2008.

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

On November 5, 2008, the District Court held a hearing on Plaintiff Norsworthy’s motion for a temporary restraining order, and at the conclusion of the hearing denied the motion in its entirety. To date, the Plaintiff has not requested monetary relief other than his attorneys’ fees and costs. Based on the stage of the litigation, it is not known whether he may hereafter do so, nor is it possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. Despite the termination of the Merger Agreement with JDA, the plaintiff has not dismissed nor amended his petition as of the date of this report.

India Tax Examinations and Assessments

We currently are under income tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies, the taxability of certain payments received from our Indian customers, and our statutory qualification for a tax holiday. An aggregate of approximately $8.0 million has been assessed by the tax authorities for the Indian statutory fiscal years ended March 31, 2002 through March 31, 2005.

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

Most recently, during January 2009, we received the assessment of taxes and interest, including a demand notice for payment, related to the Indian fiscal year ended March 31, 2005. The $1.8 million assessed coincided with our expectations and no material additional amount was required to be accrued during the period ended December 31, 2008 related to this assessment. We are appealing the assessment and have requested the tax year be included in our competent authority proceedings with the Indian tax authorities and Internal Revenue Service. We expect to issue a bank guarantee in the amount of approximately $1.7 million and related letter of credit during the first quarter of 2009. The bank guarantee is required under Indian tax law during the appeals and competent authority processes.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2008, we held a special stockholder meeting to approve (i) the previously announced proposed merger of a wholly-owned subsidiary of JDA Software Group, Inc. with and into i2 and (ii) the related merger agreement. There were 21,813,822 shares of common stock, having one vote per share, and 107,943 shares of Series B Preferred Stock, having 4,662,759 votes in the aggregate, eligible to vote as of the record date.

A quorum was present and the proposal to adopt the Merger Agreement was approved at the special meeting with the following result:

	For	Against	Abstain
Adoption of Merger Agreement:	21,275,070	104,633	1,926

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market’s Global Market under the ticker symbol “ITWO”.

The following table lists the high and low per share intra-day sales prices for our common stock as reported by the NASDAQ Global Market during the following periods:

	High	Low
2008
Fourth quarter	$14.60	$5.50
Third quarter	14.55	11.50
Second quarter	14.09	10.01
First quarter	14.35	10.97

2007
Fourth quarter	$18.80	$12.22
Third quarter	18.95	13.25
Second quarter	26.90	17.39
First quarter	27.46	21.54

As of March 9, 2009, there were approximately 21,959,324 shares of our common stock outstanding held by approximately 459 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors. In addition, so long as any shares of our Series B preferred stock remain outstanding (and except as provided in our stockholder rights plan, which is described below in this item in “ — Stock Rights Plan”), we may not declare any cash dividends on our common stock without first obtaining the written consent of the holders of a majority of the shares of our Series B preferred stock then outstanding.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for i2 common stock, the NASDAQ Global Market (U.S. Companies) Index and the NASDAQ Computer and Data Processing Services Group Index. The graph assumes that $100 was invested in i2 common stock on December 31, 2003 and in each index, and that all dividends were reinvested. No cash dividends have been declared on shares of i2 common stock. The graph covers the period from December 31, 2003 to December 31, 2008. The data for the graph was provided to us by R.R. Donnelley & Sons Company. The comparisons in the graph are required by regulations of the SEC and are not intended to forecast or to be indicative of the possible future performance of our common stock.

Stock Performance Graph Data Points:

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/2007	12/31/2008
i2 Technologies, Inc.	100.00	41.57	34.00	54.99	30.36	15.40
NASDAQ Composite	100.00	112.44	120.91	136.30	164.49	94.40
NASDAQ Computer	100.00	108.41	110.79	122.16	134.29	79.25

The foregoing graph shall not be deemed to be filed as part of this Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of i2 under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent i2 specifically incorporates the graph by reference.

Stock Option Plans

Information regarding stock-based compensation awards (including both stock options and stock rights awards) outstanding and available for future grants as of December 31, 2008, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below (in thousands, except per share amounts). Included in the table are stock options granted to former employees of acquired companies that were assumed by us. We do not intend to grant additional stock options under any of the assumed plans of acquired companies. While our stockholders approved certain of our acquisitions of the companies from which these plans were assumed, our stockholders have not approved any of the assumed plans. See Note 10 — Stock-Based Compensation Plans, in our Notes to Consolidated Financial Statements included in this report for a description of our stock option plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (000)	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants (000)
Plans approved by stockholders:
1995 Plan	3,743	$14.66	3,885
Plans not approved by stockholders:
2001 Plan	72	50.10	718
Assumed plans of acquired companies	1	341.73	1

Total	3,816	$15.34	4,604

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

The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by us at the redemption price of $0.25 per right prior to the occurrence of a distribution date. Additional details of this stock rights plan are presented in Note 9 — Stockholders’ Equity and Income per Common Share in our Notes to Consolidated Financial Statements that are included in this report.

Convertible Debt

As of December 31, 2008, we had approximately $86.3 million in face value of outstanding indebtedness that is convertible into shares of our common stock upon the occurrence of certain events. However, as of February 28, 2009, after the repurchase of our convertible notes that occurred in February 2009, $3.5 million in face value of our convertible notes remained outstanding. Details of this debt and related subsequent events are presented in Note 6 — Borrowings and Debt Issuance Costs and Note 16 — Subsequent Events, respectively in our Notes to Consolidated Financial Statements included elsewhere in this report and also in “Item 1. Business — Recent Developments — Repurchase of the Company’s 5% Senior Convertible Notes.”

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations:
Revenues:
Software solutions	$46,852	$47,721	$76,243	$89,937	$54,155
Services	123,564	122,682	106,493	103,792	118,731
Maintenance	85,397	87,457	92,828	100,612	116,765
Contract	—	2,450	4,113	42,526	72,877

Total revenues	255,813	260,310	279,677	336,867	362,528

Costs and expenses:
Cost of revenues:
Software solutions	9,316	8,567	12,862	14,720	20,137
Services	89,928	97,397	87,472	91,578	107,349
Maintenance	10,139	11,074	10,488	12,180	14,155
Contract	—	—	311	1,575	4,718
Amortization of acquired technology	4	25	21	—	369
Sales and marketing	45,135	41,872	48,185	51,727	74,946
Research and development	29,241	33,513	35,200	37,337	56,279
General and administrative	42,062	37,770	56,129	61,117	71,646
Amortization of intangibles	100	78	17	—	39
Restructuring charges and adjustments	(95)	3,955	(403)	11,269	2,688

Costs and expenses, subtotal	225,830	234,251	250,282	281,503	352,326
Intellectual property settlement, net	(79,860)	921	—	—	—

Total costs and expenses	145,970	235,172	250,282	281,503	352,326

Operating income	109,843	25,138	29,395	55,364	10,202

Non-operating income (expense), net:
Interest income	3,877	5,488	5,305	7,697	4,179
Interest expense	(4,947)	(4,948)	(6,069)	(16,315)	(17,873)
Realized gains on investments, net	—	—	475	10,144	79
Foreign currency hedge and transaction losses, net	(1,700)	(678)	(219)	(4,217)	(3,212)
(Loss) gain on early repayment of debt obligation	—	—	—	(3,017)	2,223
Other income (expense), net	11,114	(1,134)	(850)	(1,547)	(1,069)

Total non-operating income (expense), net	8,343	(1,272)	(1,358)	(7,255)	(15,673)

Income (loss) before income taxes	118,186	23,866	28,037	48,109	(5,471)
Provision (benefit) for income taxes	8,382	6,133	3,821	4,664	(674)

Income (loss) from continuing operations	109,804	17,733	24,216	43,445	(4,797)

Income from discontinued operations	—	—	—	43,884	3,445

Net income (loss)	109,804	17,733	24,216	87,329	(1,352)

Preferred stock dividend and accretion of discount	3,140	3,071	2,940	3,020	1,720

Net income (loss) applicable to common stockholders	$106,664	$14,662	$21,276	$84,309	$(3,072)

Net income (loss) per common share applicable to common stockholders:
Total
Basic	$4.05	$0.57	$0.84	$3.50	$(0.17)
Diluted	$3.99	$0.55	$0.82	$3.45	$(0.17)
Discontinued operations
Basic	$—	$—	$—	$1.82	$0.19
Diluted	$—	$—	$—	$1.80	$0.19
Continuing operations including preferred stock dividend and accretion of discount
Basic	$4.05	$0.57	$0.84	$1.68	$(0.36)
Diluted	$3.99	$0.55	$0.82	$1.65	$(0.36)
Weighted-average common shares outstanding:
Basic	26,333	25,816	25,328	24,084	18,004
Diluted	26,711	26,748	25,883	24,469	18,004

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$238,013	$120,978	$109,419	$112,882	$133,273
Restricted cash	$5,777	$8,456	$4,626	$4,773	$7,717
Short-term investments	$—	$—	$—	$—	$144,532
Working capital	$187,435	$63,565	$17,368	$(34,336)	$101,152
Total assets	$313,776	$202,153	$190,069	$202,445	$390,673
Total long-term debt	$85,084	$84,453	$83,822	$75,691	$316,800
Total redeemable preferred stock	$106,591	$103,450	$101,686	$100,065	$97,045
Total stockholders’ equity (deficit)	$130,066	$14,493	$(25,338)	$(70,654)	$(173,033)
Cash, cash equivalents, restricted cash, short-term and long-term investments	$243,790	$129,434	$114,045	$117,655	$285,522

The following tables set forth unaudited consolidated quarterly statements of operations data for the years ended December 31, 2008 and 2007. Amounts shown are in thousands, except per share data.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$11,672	$12,569	$10,562	$12,049
Services	28,842	30,508	33,316	30,898
Maintenance	22,063	21,651	20,875	20,808
Contract	—	—	—	—

Total revenues	62,577	64,728	64,753	63,755

Costs and expenses:
Cost of revenues:
Software solutions	2,615	2,874	2,296	1,531
Services	22,471	23,624	22,218	21,615
Maintenance	2,843	2,655	2,368	2,273
Sales and marketing	11,950	13,072	10,518	9,595
Research and development	7,633	7,541	7,384	6,683
General and administrative	9,513	10,919	9,402	12,232
Amortization of intangibles	25	25	25	25
Restructuring charges and adjustments	—	—	—	(95)

Costs and expenses, subtotal	57,050	60,710	54,211	53,859
Intellectual property settlement, net	1,455	(81,315)	—	—

Total costs and expenses (benefit)	58,505	(20,605)	54,211	53,859

Operating income	4,072	85,333	10,542	9,896

Non-operating income (expense), net:
Interest income	1,194	932	1,212	539
Interest expense	(1,238)	(1,236)	(1,237)	(1,236)
Foreign currency hedge and transaction losses, net	(141)	(464)	(639)	(456)
Other income (expense), net	619	(335)	(5,674)	16,504

Total non-operating income (expense), net	434	(1,103)	(6,338)	15,350

Income before income taxes	4,506	84,230	4,204	25,246
Income tax expense	1,127	2,714	1,508	3,033

Net income	$3,379	$81,516	$2,696	$22,213

Preferred stock dividend and accretion of discount	776	776	794	794

Net income applicable to common stockholders	$2,603	$80,740	$1,902	$21,419

Net income per common share applicable to common stockholders:
Basic	$0.10	$3.09	$0.07	$0.81
Diluted	$0.10	$3.05	$0.07	$0.80
Weighted-average common shares outstanding:
Basic	26,055	26,105	26,337	26,596
Diluted	26,441	26,475	26,851	26,784

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software solutions	$13,433	$11,412	$10,522	$12,354
Services	28,695	31,553	33,365	29,069
Maintenance	21,009	22,018	22,571	21,859
Contract	2,450	—	—	—

Total revenues	65,587	64,983	66,458	63,282

Costs and expenses:
Cost of revenues:
Software solutions	2,474	2,175	2,066	1,852
Services	23,843	24,467	24,752	24,335
Maintenance	2,937	2,800	2,668	2,669
Sales and marketing	11,698	12,957	7,928	9,289
Research and development	8,805	8,750	8,224	7,734
General and administrative	10,387	10,535	8,839	8,112
Restructuring charges and adjustments	(25)	(49)	3,921	108

Costs and expenses, subtotal	60,119	61,635	58,398	54,099
Intellectual property settlement, net	—	45	456	420

Total costs and expenses	60,119	61,680	58,854	54,519

Operating income	5,468	3,303	7,604	8,763

Non-operating expense, net:
Interest income	1,346	1,302	1,413	1,427
Interest expense	(1,240)	(1,236)	(1,236)	(1,236)
Foreign currency hedge and transaction losses, net	(117)	(74)	(107)	(380)
Other expense, net	(321)	(231)	(300)	(282)

Total non-operating expense, net	(332)	(239)	(230)	(471)

Income before income taxes	5,136	3,064	7,374	8,292
Income tax expense	859	740	2,057	2,477

Net income	$4,277	$2,324	$5,317	$5,815

Preferred stock dividend and accretion of discount	757	765	773	776

Net income applicable to common stockholders	$3,520	$1,559	$4,544	$5,039

Net income per common share applicable to common stockholders:
Basic	$0.14	$0.06	$0.18	$0.19
Diluted	$0.13	$0.06	$0.17	$0.19
Weighted-average common shares outstanding:
Basic	25,610	25,770	25,900	25,985
Diluted	26,954	26,806	26,541	26,587

Amortization of intangibles is not material and is included in general and administrative expense.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

The current economic downturn may result in customers and prospects reducing their capital and maintenance expenditures and filing for bankruptcy protection or ceasing operations, which would negatively impact our bookings, revenue and cash flows.

•

Beginning in the third quarter and continuing into the fourth quarter of 2008, we experienced purchasing delays by some customers attributable to the Merger. Continued uncertainty regarding any future strategic transaction involving the Company could cause additional customer delays, potential customer losses, lower bookings, revenue, and cash flow and continued employee attrition.

•

On August 10, 2008, we entered into the Merger Agreement with JDA under which i2 would merge with and into Merger Sub, with i2 to survive the Merger as a wholly-owned subsidiary of JDA. On December 3, 2008, we terminated the Merger Agreement because our board of directors did not believe the Merger or an acceptable alternative transaction with JDA could be finalized. The termination of the Merger Agreement with JDA and the failure to complete the Merger may result in, among other things, downward pressure on our stock, lawsuits, employee turnover and continued uncertainty for management, sales staff, and other employees, uncertainty for existing and potential customers regarding our ability to meet our contractual obligations, and potential additional calls by shareholders to continue to pursue the public sale of the Company.

•

We have implemented and continue to evaluate restructuring and reorganization initiatives, including a reduction in our workforce in the first quarter of 2009. Failure to achieve the desired results of our restructuring and reorganization initiatives could harm our business, results of operations, cash flow and financial condition.

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter. We may fail to meet analysts and investors’ expectations.

•

We experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006, and for the year ended December 31, 2005. A failure to maintain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business, impair our ability to support our operations and adversely affect our liquidity.

•

We may require additional private or public debt or equity financing. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our exiting stockholders.

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

•	Loss of key personnel or our failure to attract, train, and retain certain additional personnel could negatively affect our operating results and revenues and seriously harm our company.

•	We face other risks indicated in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Many of these risks and uncertainties are beyond our control and, in many cases we cannot accurately predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should” or the negative of such terms and similar expressions as they relate to us, our customers or our management are intended to identify forward-looking statements.

References in this report to the terms “optimal” and “optimization” and words to that effect are not intended to connote the mathematically optimal solution, but may connote near-optimal solutions, which reflect practical considerations such as customer requirements as to response time, precision of the results and other commercial factors.

Overview

Nature of Operations.    We are a provider of supply chain management solutions, consisting of various software and service offerings. In addition to application software, we offer software as a service (SaaS). Our service offerings include business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, and increasing operating velocity. Our offerings are designed to help customers better achieve the following critical business objectives:

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

Revenue Mix

Our software and service offerings have changed in recent years in response to market demands as well as the introduction of new technology and products. Accordingly, we have experienced a shift to a greater level of services revenue versus software solutions revenue.

This shift affects our profitability because services will typically earn a lower margin than software solutions. Additionally, we now expect that a higher proportion of our software solutions revenue will be recognized under a percentage of completion basis or subscription basis, rather than being recognized in the period the contract is signed.

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

Total bookings for the years ended December 31, 2008 and December 31, 2007 were $226.5 million and $264.7 million, respectively, a decrease of approximately 14% or $38.2 million. The 2007 bookings results included the impact of approximately $18.8 million of multiyear renewals for three of our supply chain leader deals. Excluding the impact of these bookings in 2007 and any extensions in 2008, total bookings were down by 9%. We have experienced seasonality in our quarterly bookings, with the third quarter typically being the weakest of the year. Our 2008 bookings, in particular in the third and fourth quarters, were below our original expectations. We believe this was due to issues associated with our announcement of a merger with JDA, which did not occur, execution issues, our focus on internal organizational and management changes and concerns about our competitive position and future direction. We also believe the global economic slowdown has resulted in prospective and existing customers postponing purchasing and other decisions, which will continue to negatively impact our bookings until economic conditions improve. Unless we are able to generate bookings growth in the next several quarters, in the future our revenue will continue to decline.

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

Revenue.    In our internal analysis of revenue, we focus on operating revenue (total revenue excluding contract revenue). Contract revenue is the result of the recognition of certain revenue that was carried on our balance sheet as a portion of deferred revenue and was a result of our 2003 financial restatement. Inclusion of contract revenue in the evaluation of our performance would skew comparisons of our periodic results since recognition of that revenue was based on fulfillment of contractual obligations, which often required only minimal cash outlays and generally did not involve any significant activity in the period of recognition. Additionally, the cash associated with contract revenue had been collected in prior periods. All remaining contract revenue was recognized March 31, 2007, so it is not relevant to our on-going operations and we exclude it from comparisons to prior period results.

Our annual operating revenue (total revenue excluding contract revenue) was approximately $255.8 million, $257.9 million and $275.6 million in 2008, 2007 and 2006, respectively. Total revenue declined 1% for the year ended December 31, 2008 compared to the same period in 2007 and 6% for year ended December 31, 2007 compared to the same period in 2006. As part of our transition to being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue.

Software solutions revenue declined 2% or $0.9 million for the year ended December 31, 2008 compared to the same period in 2007, and declined 37% or $28.5 million for the year ended December 31, 2007 compared to the same period in 2006. In 2008 and 2006 our total software solutions bookings were significantly lower than our software solutions revenue, thereby significantly reducing our backlog and in 2007 our total software solutions bookings were slightly above our software solutions revenue, increasing our backlog, largely due to the renewals of multiyear subscriptions, as indicated in the table below. This has contributed to sequentially lower software solutions revenue in the three years ended December 31, 2008. This trend will continue unless we experience growth in software solutions bookings in the next several quarters.

	December 31, 2008	December 31, 2007	December 31, 2006
Additions to Backlog:
Software Solutions Bookings	$29,812	$54,556	$49,540
Platform Technology/Source Code Bookings	—	500	10,480

Net Additions to Backlog	29,812	55,056	60,020
Less: Software Solutions Revenue Recognized	46,852	47,721	76,243

Increase/(Decrease) in Backlog	$(17,040)	$7,335	$(16,223)

Services revenue increased 1% or $0.9 million for the year ended December 31, 2008 when compared to the same period in 2007, and increased 15% or $16.2 million for the year ended December 31, 2007 when compared to the same period in 2006. These increases are due to continued shifts in the demands of the market, changes in our sales approach and an increase in our services offerings. We expect services revenue to continue to be a larger percentage of our total revenue than it has been in previous years. Services revenue generally earns a lower margin than our other revenue types, although we have experienced higher margins in our services business in 2008 compared to prior periods due to leverage and efficiency from the services platform. The margin improvements are partially due to the movement of certain services associates to the sales organization in the first quarter of 2008.

Maintenance revenue declined 2% or $2.1 million for the year ended December 31, 2008 when compared to the same period in 2007, and declined 6% or $5.4 million for the year ended December 31, 2007 when compared to the same period in 2006. The decline in maintenance revenue for 2008 versus 2007 was primarily caused by customers renewing their agreements at a lower rate or in some cases failing to renew. Although we have put programs in place that demonstrate the value of maintenance to our customers, we expect maintenance revenue to continue to decline in the near term.

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, deferred taxes, goodwill and intangible assets and loss contingencies are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 1 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements included in this report.

Revenue Recognition

Software Solutions Revenue — SOP 97-2.    The recognition of revenue under SOP 97-2 requires us to make judgments concerning whether the services associated with the license, if any, are considered “essential” to the licensed functionality. If they are deemed essential, revenue cannot be recognized under SOP 97-2, but rather is required to be recognized under SOP 81-1. We have a formal process for evaluation of each of our licensed products to determine whether they can be implemented without essential services, and are therefore considered eligible for recognition under 97-2. We also have processes, including internal representations from sales, services and research and development personnel, to evaluate each transaction that is comprised solely of products that are eligible under SOP 97-2 to determine whether there are specific requirements or commitments associated with the licensed functionality that would require recognition under SOP 81-1. We are also required to assess the existence of vendor specific objective evidence (“VSOE”) of fair value for undelivered elements in agreements recognized under SOP 97-2, which for our arrangements commonly include implementation services and maintenance. If we lose our ability to demonstrate VSOE for undelivered elements, the timing of recognition of transactions under SOP 97-2 will change.

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

Collectability.    All of our revenues are subject to our assessment of the probability of collection of the underlying fees. The revenue type that is most susceptible to collection risk is software solutions revenue recognized under SOP 97-2, since the revenue is generally recognized up-front upon delivery of the software, and payment is usually due approximately 30 to 60 days after recognition. To assess our collection risk, we have reviewed our collection history and determined that for certain countries, particularly in the Greater Asia Pacific region and in certain of the developing countries within Europe, we will only recognize our license revenues under SOP 97-2 on a cash received basis. For our other revenue types, which are recurring in nature in that they occur over several months, we have a policy in place whereby we review customers that have invoices that are overdue by more than 30 days and we begin deferring recognition of revenue for customers that become delinquent in their payment. This policy prevents us from continuing to recognize revenue related to an implementation or maintenance arrangement when payments are late, and it therefore appears that collection is not probable. Our policies and procedures in this area have resulted in minimizing our bad debt expense since we are diligent in our evaluation of collectability risk prior to recognizing revenue.

Stock compensation expense

As disclosed in our footnotes to our financial statements included in this report, the valuation of stock compensation expense is based on several variables that are inputs to the Black Scholes model. The most critical judgment involved in this area involves the estimation of the impact of forfeitures. Under FAS 123(R), we are required to estimate the impact of forfeitures of stock options, and reduce our expenses based on those estimates. We calculate our monthly forfeiture rates, annualize the amount and apply the resulting amount as a reduction of current period expense. We are then required to regularly evaluate our actual forfeiture experience and make periodic adjustments to expense as needed.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that may vest based on the company achieving specified increases in GAAP Earnings per Share in 2008 and 2009 compared to 2006 Earnings per share. The performance period for one-third of the award was from January 1, 2008 to December 31, 2008 and for the remaining two-thirds of the award is from January 1, 2009 to December 31, 2009. On a quarterly basis, we estimate the potential impact of forfeitures on this grant, assess whether vesting is probable and record any resulting expense. We recorded $0.7 million of expense related to this award in 2008.

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

Loss Contingencies

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually and when impairment might be indicated by internal and external events. Impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Based on the carrying value of our reporting unit approaching its fair value due to continued profitability increasing our equity and our depressed market capitalization, we intend to perform goodwill impairment tests when indicated by impairment indicators in future quarters during 2009 to determine if further recognition of impairment is required.

Analysis of Financial Results — Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Summary of the Year Ended December 31, 2008 Results:

•	Total revenue decreased $4.5 million from the same period in 2007

•	Total costs and expenses decreased $89.2 million of which $79.9 million is a benefit from the SAP litigation settlement compared to the same period in 2007

•

Net income applicable to common stockholders was $106.7 million, which includes the SAP litigation settlement of $79.9 million, which is net of $3.5 million of external litigation expense and the $20.0 million JDA merger termination fee net of $8.5 million of related transaction expense, compared to $14.7 million compared to the same period in 2007

•	Diluted earnings per share were $3.99 versus $0.55 in the same period in 2007

•

Cash flow from operations was $114.5 million which includes the net cash effect of the intellectual property settlement of $77.8 million and the net proceeds from the termination of the company’s proposed merger of $10.8 million versus $16.4 million in the same period in 2007

•	Total bookings were $226.5 million in 2008 compared to $264.7 million in 2007.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the twelve months ended December 31, 2008 and December 31, 2007. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Twelve Months Ended December 31, 2008	Percent of Revenue	Twelve Months Ended December 31, 2007	Percent of Revenue	Change 2008 versus 2007
					Twelve months ended December 31
					$ Change	% Change
SOP 97-2 recognition	$4,573	2%	$9,758	4%	$(5,185)	-53%
SOP 81-1 recognition	18,582	7%	15,556	6%	3,026	19%
Recurring items	23,697	9%	22,407	8%	1,290	6%

Total Software solutions	46,852	18%	47,721	18%	(869)	-2%
Services	123,564	49%	122,682	47%	882	1%
Maintenance	85,397	33%	87,457	34%	(2,060)	-2%
Contract	—	—	2,450	1%	(2,450)	-100%

Total revenues	$255,813	100%	$260,310	100%	$(4,497)	-2%

Software Solutions Revenue.    Total software solutions revenue decreased 2% or $0.9 million for the twelve months ended December 31, 2008 compared to the same period in 2007. Overall we experienced lower software solutions revenue in the twelve months ended December 31, 2008 primarily due to less current period bookings being recognized as revenue compared to the same period in 2007. Another factor is a change in the mix between transactions recognized under SOP 97-2 and SOP 81-1 which is expected to continue. The components of the changes in software solutions revenue are explained below.

The primary cause of the decline in revenue recognized under SOP 97-2 for the twelve months ended December 31, 2008 is due to declines in the number and size of deals being recognized from current period bookings as well as a decrease in the number and size of deals being recognized from backlog. During the twelve months ended December 31, 2008, we recognized revenue under SOP 97-2 related to 40 contracts at an average of $0.1 million per contract compared to 62 contracts at an average of $0.2 million per contract in the comparable period of 2007.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in prior periods. During the twelve months ended December 31, 2008 we recognized revenue under 31 projects at an average of $0.6 million per project compared to 34 projects at an average of $0.5 million per project in the comparable period of 2007.

Revenue from recurring items increased $1.3 million during the twelve months ended December 31, 2008 when compared to the same period in 2007 based on recognition of revenue from transactions booked during 2007 and 2008 that were recognized primarily in 2008 resulting from the shift in our business to more recurring transactions, including subscriptions to our FreightMatrix solution.

Services Revenue.    Services revenue increased 1% or $0.9 million for the twelve months ended December 31, 2008 compared to the same period in 2007. This is primarily a result of a 4% increase in billable hours offset by a 3% decrease in revenue recognized per billable hour.

Maintenance Revenue.    Maintenance revenue decreased 2% or $2.1 million for the twelve months ended December 31, 2008 compared to the same period in 2007. This is primarily due to a reduction in revenue from our existing customer base as opposed to a net loss in customers. The decrease of 2% is a significant improvement from prior years.

International Revenue.    Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $107.3 million, or 42% of total revenue, in the twelve months ended December 31, 2008 compared to $110.7 million, or 43% of total revenue, in the same period in 2007. International revenue remained relatively consistent in the twelve-month periods ended December 31, 2008 and December 31, 2007.

Customer Concentration.    During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

If we assume the same currency exchange rate for our rupee expenditures in 2008 as we experienced in 2007, the positive impact of the depreciation of the rupee on our total costs and expenses was approximately $1.4 million for the twelve months ended December 31, 2008.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the twelve months ended December 31, 2008 and December 31, 2007. The period-to period comparisons of the financial results are not necessarily indicative of future results.

	Twelve Months Ended December 31, 2008	Gross Margin	Twelve Months Ended December 31, 2007	Gross Margin	Change 2008 versus 2007
					Twelve months ended December 31
					$ Change	% Change
Software solutions	$9,316	80%	$8,567	82%	$749	9%
Services	89,928	27%	97,397	21%	(7,469)	-8%
Maintenance	10,139	88%	11,074	87%	(935)	-8%
Amortization of acquired technology	4	—	25	—	(21)	-84%

Total cost of revenues	$109,387		$117,063		$(7,676)	-7%

Cost of Software Solutions.    Cost of software solutions consists of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions increased 9% or $0.7 million for the twelve months ended December 31, 2008 compared to the same period in 2007 primarily because of an increase in the number of hours worked on projects requiring essential services, partially offset by decreased cost of royalties and affiliate commissions.

During the twelve months ended December 31, 2008 and December 31, 2007, the costs attributable to the performance of essential services accounted for under SOP 81-1 were $6.4 million and $3.5 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services.    These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 8% or $7.5 million for the twelve months ended December 31, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in employee related costs. The decrease in employee related costs was mainly driven by a shift of approximately 28 associates from the services organization to the sales organization in the first quarter of 2008. This shift was done as part of our refocus in late 2007 to a sales approach centered on customer business units. The depreciation of the rupee also contributed to the decline in cost of services.

Cost of Maintenance.    These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 8% or $0.9 million for the twelve months ended December 31, 2008 compared to the same period in 2007. This decrease was primarily related to a decrease in employee related costs of $0.6 million and a decrease in travel and entertainment of $0.3 million.

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

	Twelve Months Ended December 31, 2008	Percent of Revenue	Twelve Months Ended December 31, 2007	Percent of Revenue	Change 2008 versus 2007
					Twelve months ended December 31
					$ Change	% Change
Sales and marketing	$45,135	18%	$41,872	16%	$3,263	8%
Research and development	29,241	11%	33,513	13%	(4,272)	-13%
General and administrative	42,062	16%	37,770	15%	4,292	11%
Amortization of intangibles	100	0%	78	—	22	—
Restructuring charges and adjustments	(95)	0%	3,955	2%	(4,050)	-102%

Costs and expenses, subtotal	116,443		117,188		(745)	-1%
Intellectual property settlement, net	(79,860)		921		(80,781)	-8771%

Total operating expense	$36,583		$118,109		$(81,526)	-69%

Sales and Marketing Expense.    Sales and marketing expense consists primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the twelve months ended December 31, 2008, the increase in sales and marketing costs included an increase in employee related costs of $4.6 million offset by decreases in marketing costs of $0.7 million and professional services of $0.4 million. The increase in employee related costs was mainly driven by a shift of approximately 28 associates from the services organization to the sales organization. This shift was done as part of our refocus in late 2007 to a sales approach centered on customer business units.

Research and Development Expense.    Research and development expense consists of costs related to continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. Certain of our development personnel participate in our services projects. The direct costs attributable to such efforts are included in Cost of services on our Consolidated Statements of Operations. The decrease in expense for the twelve months ended December 31, 2008 is due to a reduction in employee related costs of $1.6 million and subcontractor related costs of $1.3 million. For the twelve months ended December 31, 2008, average research and development personnel decreased 13% compared to the same period in 2007.

General and Administrative Expense.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external litigation costs. General and administrative expense for the twelve months ended December 31, 2008 increased 11% or $4.3 million compared to the same period in 2007 due to an increase in employee-related expenses of $3.7 million of which $3.1 million is related to severance cost due to the departure of our former CEO and an increase in external legal expense of $2.7 million offset by a decline in depreciation and equipment expense of $2 million. For the twelve months ended December 31, 2008, average general and administrative employee headcount decreased 6% compared to the same period in 2007.

Restructuring Expense.    During 2007, we initiated a reorganization and eliminated approximately 50 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of approximately $4.0 million, primarily related to severance costs. Additional details of the restructuring charges and remaining accruals are presented in Note 11 — Restructuring Charges and Adjustments in our Notes to Consolidated Financial Statements included in this report.

Non-Operating Income (Expense), Net

For the twelve months ended December 31, 2008 and December 31, 2007, non-operating income (expense), net, was as follows:

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Change 2008 versus 2007
			Twelve months ended December 31
			$ Change	% Change
Interest income	$3,877	$5,488	$(1,611)	-29%
Interest expense	(4,947)	(4,948)	1	—
Foreign currency hedge and transaction losses, net	(1,700)	(678)	1,022	151%
Other income (expense), net.	11,114	(1,134)	12,248	1080%

Total non-operating income (expense), net	$8,343	$(1,272)	$9,614	756%

Total non-operating income (expense), net, increased 756% or $9.6 million for the twelve months ended December 31, 2008 as compared to the same period in 2007.

Interest income decreased in the twelve months ended December 31, 2008 compared to the same period in 2007 due to lower interest rates earned on invested balances. The decrease occurred due to lower rates on our investments, partially offset by higher cash balances. The lower interest rates are due to changes in the general direction of market interest rates in the U.S., where the majority of our cash and investments are held, and a change in the mix of our investments. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in the Federal Funds rate. The Federal Funds rate decreased by 400 basis points during 2008. Additionally, due to volatility in the capital markets, beginning in the third quarter of 2007 we chose not to invest in commercial paper and instead invested in money market instruments. In the third quarter of 2008, we chose to invest in funds comprised of a combination of corporate, government agency and Treasury obligations. For the twelve months ended December 31, 2008, average cash balances increased 97% with a majority of the increase in the third quarter of 2008 mainly due to the net proceeds from the SAP Settlement of $77.8 million, which reflects the $83.3 million gross settlement amount net of payments directly related to external expenses and income taxes.

Interest expense remained flat for the twelve months ended December 31, 2008 as compared to the same period in 2007.

Foreign currency hedge and transaction losses, net, increased $1.0 million for the twelve months ended December 31, 2008 as compared to the same period in 2007. This primarily resulted from increased transactional costs for foreign currency transactions due to increased volatility in foreign exchange markets during 2008, along with the effects of the timing of booking and settling transactions versus the timing of settlement of the associated hedge contract.

Other income (expense), net, increased $12.2 million for the twelve months ended December 31, 2008 as compared to the same period in 2007. Included in this change is the receipt of the merger termination fee from JDA of $20 million, net of third party expenses related to the transaction of $8.5 million.

Provision for Income Taxes

We recognized income tax expense of $8.4 million and $6.1 million in 2008 and 2007, respectively, representing effective income tax rates of 7.1% in 2008 and 25.7% in 2007. The decrease in the effective income tax rate is due to an increase in domestic net income as a result of the SAP settlement without an offsetting increase in tax expense resulting from the utilization of domestic net operating losses and lower alternative minimum tax rates.

The effective income tax rates during 2008 and 2007 differ from the U.S. statutory rate of 35% due to several factors. These factors include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, and research and development tax credits. The effect of these factors on the income tax rate is detailed in Note 13 — Income Taxes in our Notes to Consolidated Financial Statements.

At December 31, 2008, we maintained a full valuation allowance against our domestic net deferred tax assets and no valuation allowance against our foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances. Despite the valuation allowance, the future tax-deductible benefits related to these deferred tax assets remain available to offset future taxable income over the remaining useful lives of the underlying deferred tax assets.

At December 31, 2008, we had approximately $6.4 million in FIN 48 tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

Analysis of Financial Results — Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Summary of the Year Ended December 31, 2007 Results:

•	Total revenue decreased $19.4 million from the same period in 2006

•	Total costs and expenses decreased $15.1 million for the same period in 2006

•	Net income applicable to common stockholders decreased $6.6 million compared to the same period in 2006

•	Diluted earnings per share were $0.55 versus $0.82 in the same period in 2006

•	Cash flow from operations was $16.4 million versus $14.8 million in the same period in 2006

•	Total bookings were $264.7 million in 2007 versus $257.2 million in 2006

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

Software Solutions Revenue.    Total software solutions revenue decreased 37% or $28.5 million for the twelve months ended December 31, 2007 compared to the same period in 2006. Overall we experienced lower software solutions revenue in the twelve months ended December 31, 2007 due to significantly less transactions that were booked and recognized in the same period under SOP 97-2 and a smaller size of projects being recognized under SOP 81-1 percentage of completion accounting, when compared to the same period in 2006. In addition, we did not have revenue from platform technology transactions in the 2007 period. The change in mix between transactions recognized under SOP 97-2 and SOP 81-1 is expected to continue. The components of the changes in software solutions revenue are explained below.

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

International Revenue.    Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $110.7 million, or 43% of total revenue, in the twelve months ended December 31, 2007 compared to $120.3 million, or 43% of total revenue, in the same period in 2006. International revenue remained relatively consistent in the twelve-month periods ended December 31, 2007 and December 31, 2006.

Customer Concentration.    During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

During the twelve months ended December 31, 2007 we experienced margin compression as a result of appreciation in the Indian rupee. Our rupee-denominated expenses increased modestly during 2007, but this translated into a double-digit percentage increase in our dollar-denominated expenses in our India operations. If we assume the same currency exchange rate for our rupee expenditures in 2007 as we experienced in 2006 the negative impact of rupee appreciation on our total costs and expenses was approximately $2.3 million for the twelve-months ended December 31, 2007.

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

Cost of software solutions decreased 33% or $4.3 million for the twelve months ended December 31, 2007 compared to the same period in 2006 primarily because of a decrease in the number of hours worked on projects requiring essential services, which is reflected in our lower software solutions revenues for the 2007 period.

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

	Twelve Months Ended December 31, 2007	Percent of Revenue	Twelve Months Ended December 31, 2006	Percent of Revenue	Change 2007 versus 2006
					Twelve months ended December 31
					$ Change	% Change
Sales and marketing	$41,872	16%	$48,185	17%	$(6,313)	-13%
Research and development	33,513	13%	35,200	13%	(1,687)	-5%
General and administrative	37,770	15%	56,129	20%	(18,359)	-33%
Amortization of intangibles	78	—	17	—	61	359%
Restructuring charges and adjustments	3,955	2%	(403)	—	4,358	-1081%

Costs and expenses, subtotal	117,188		139,128		(21,940)	-16%
Intellectual property settlement, net	921		—		921	—

Total operating expense	$118,109		$139,128		$(21,019)	-15%

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

Research and Development Expense.    Research and development expense consists of costs related to continued software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. Certain of our development personnel participate in our services projects. The direct costs attributable to such efforts are included in Cost of services on our Consolidated Statements of Operations. Our average headcount remained relatively consistent during the periods presented as reflected by the relatively consistent level of expense.

General and Administrative Expense.    General and administrative expense includes the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external litigation costs. General and administrative expense for the twelve months ended December 31, 2007 decreased 33% or $18.4 million compared to the same period in 2006 due to a decline in external legal expense of $11.5 million, a decline in insurance expense of $2.3 million, a decline in professional services expense of $1.2 million, a decline of employee-related expense of $1.2 million and a decline in travel and entertainment of $0.5 million. For the twelve months ended December 31, 2007, average general and administrative headcount decreased 10% compared to the same period in 2006.

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

Non-Operating Expense, Net

For the twelve months ended December 31, 2007 and December 31, 2006, non-operating expense, net, was as follows:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Change 2007 versus 2006
			Twelve months ended December 31
			$ Change	% Change
Interest income	$5,488	$5,305	$183	3%
Interest expense	(4,948)	(6,069)	(1,121)	-18%
Realized gains (losses) on investments, net	—	475	(475)	-100%
Foreign currency hedge and transaction losses, net	(678)	(219)	459	210%
Other expense, net	(1,134)	(850)	284	33%

Total non-operating expense, net	$(1,272)	$(1,358)	$(86)	-6%

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

Provision for Income Taxes

We recognized income tax expense of $6.1 million and $3.8 million in 2007 and 2006, respectively, representing effective income tax rates of 25.7% in 2008 and 13.6% in 2007.

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

At December 31, 2007, we had approximately $8.8 million in tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2008.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(1)	$25,463	$14,015	$9,605	$1,788	$55
Sub-Lease income	(1,241)	(529)	(477)	(234)	—
Long-term debt obligations (2)	115,898	4,313	8,625	8,625	94,336
Other purchase obligations (3)	5,614	3,822	1,792	—	—

Total	$145,735	$21,621	$19,546	$10,179	$94,391

[1]

The lease on our headquarters facility in Dallas, which represents $5.6 million per year in expense, expires on May 31, 2010, and is therefore excluded from the above table for periods beyond 2010. We presently intend to renegotiate and extend the current lease or obtain a new lease on an alternate facility for periods after the lease expiration. At this time, we are unable to make a reasonably reliable estimate of the amount of lease payments under any such extended or new lease and, accordingly, no estimated future amounts are included in the table reflecting a potential extended or new lease.

[2]

Included in the long-term debt obligations are semi-annual interest payments through December 15, 2015. The amounts do not reflect the impact of convertible debt repurchased after December 31, 2008. See Note 16 — Subsequent Events to the Notes to Consolidated Financial Statements included in this report.

[3]	Other purchase obligations and commitments include payments due under various types of licenses and maintenance obligations.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

On July 13, 2006, the FASB issued FIN No. 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). We adopted the provisions of FIN 48 on January 1, 2007. See “—Recently Adopted Accounting Pronouncements.” As of December 31, 2008 and 2007 respectively, we had approximately $6.4 million and $4.5 million of non-current tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $187.4 million at December 31, 2008 compared to $63.6 million at December 31, 2007, an improvement of $123.9 million or 195%. The improvement resulted from an increase of $116.8 million in current assets (comprised of an increase of $114.4 million in cash including restricted cash, $1.7 million in other current assets and $0.7 million in accounts receivable) and a $7.0 million decrease in current liabilities (comprised of decrease of $8.7 million in deferred revenue offset by increases of $0.5 million in accrued liabilities, $0.1 million in accounts payable, and $1.0 million in accrued compensation and related expenses).

Our working capital balance at December 31, 2008 and December 31, 2007 included deferred revenue. At December 31, 2008 and December 31, 2007, we had approximately $53.0 million and $61.7 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents increased $117.0 million during the twelve months ended December 31, 2008. This increase is primarily the result of $114.5 million of cash provided by operating activities and $1.5 million of cash provided by investing activities, and $0.5 million of cash provided by financing activities.

During the twelve months ended December 31, 2008, cash provided by operating activities was approximately $114.5 million. Included in this amount are the net proceeds of the SAP settlement of $77.8 million and the net merger termination proceeds of $10.8 million. Excluding these events, we generated approximately $25.9 million in cash flow from operations, marking our third consecutive year of positive cash flow from operations and a growth of approximately 60% when compared to the full year of 2007. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis. Based on the timing of license bookings and maintenance renewals as well as working capital changes, cash flow from operations is typically seasonally weakest in the third quarter.

Cash provided by investing activities was approximately $1.5 million during the twelve months ended December 31, 2008. We had cash inflows related to investing activities consisting of a decrease in restricted cash of $2.7 million, partially offset by purchases of property, plant and equipment of $1.3 million.

During the twelve months ended December 31, 2008, cash provided by financing activities was approximately $0.5 million. We had cash inflows from financing activities of $0.5 million consisting of the proceeds from the issuance of common stock upon the exercise of stock options.

At December 31, 2008, we had a net cash balance of $158.7 million compared to a net cash balance of $45.0 million at December 31, 2007. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt.

We maintained a $15.0 million letter of credit line in fiscal 2008. Under this line, we were required to maintain restricted cash (in an amount equal to 125% of the outstanding letters of credit) in a depository account maintained by the lender to secure letters of credit issued in connection with the line. The line had no financial covenants and expired on December 15, 2008. At this time we do not expect to renew a line of credit. As of December 31, 2008, approximately $5.8 million in restricted cash was pledged as collateral. As of December 31, 2007, approximately $5.6 million in letters of credit were outstanding under this line and approximately $7.2 million in restricted cash was pledged as collateral.

We had $86.3 million in face value of our 5% senior convertible notes outstanding at December 31, 2008. However, as of February 28, 2009 (after giving effect to the repurchases of our convertible notes that occurred after December 31, 2008 as discussed in Note 16 — Subsequent Events to the Financial Statements included in this report and in “Item 1. Business — Recent Developments — Repurchase of the Company’s 5% Senior Convertible Notes”), $3.5 million in face value of our 5% convertible notes remained outstanding.

The indenture governing the 5% senior convertible notes contained a debt incurrence covenant that placed restrictions on the amount and type of additional indebtedness that we can incur. However, this covenant was eliminated in conjunction with the repurchase of convertible notes and amendment of the indenture that occurred in February 2009. (See “Item 1. Business — Recent Developments — Repurchase of the Company’s 5% Senior Convertible Notes”.)

We experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006, and for each of the five years ended December 31, 2005, primarily due to sharp declines in our revenues and our historical inability to reduce our expenses to a level at or below the level of our revenues. We may be required to seek private or public debt or equity financing in order to support our operations. We may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders.

Sensitivity to Market Risks

Foreign Currency Risk.    Revenues originating outside of the United States totaled 42% for 2008 and 43% for both 2007 and 2006. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency risk mitigation program that utilizes foreign currency forward exchange contracts to reduce the effect of various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our program cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and we do not use foreign exchange contracts for all of our exposures. Details of our foreign currency risk management program are presented in Note 12 — Foreign Currency Risk Management in our Notes to Consolidated Financial Statements included in this report.

During the twelve months ended December 31, 2008 we experienced margin improvements as a result of the depreciation in the Indian rupee. If we assume the same currency exchange rate for our rupee expenditures in 2008 as we experienced in 2007 the impact of rupee depreciation was approximately $1.4 million for the twelve-months ended December 31, 2008.

Interest Rate Risk.    Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations, municipalities and local, state and national governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances.

Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. The Federal Reserve Board decreased the discount rate by 400 basis points between December 31, 2007 and December 31, 2008. The weighted-average yield earned on our cash balances at December 31, 2008 was 0.54%, compared to 4.18% as of December 31, 2007. Assuming investment levels consistent with December 31, 2008 levels, if overall interest rates change by 50 basis points in 2009, our interest income will change approximately $1.2 million.

Due to volatility in the capital markets, beginning in the third quarter of 2007 we chose not to invest in commercial paper and instead invested in money market instruments. These money market instruments are reflected in cash and cash equivalents on our balance sheet. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and obligations of federal governmental entities and agencies. These investments are primarily denominated in U.S. Dollars.

Credit Risk.    Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Investments are generally in money market funds comprised of a combination of corporate, government agency and Treasury obligations. We limit our investment in individual funds and with individual financial institutions to mitigate risk. We attempt to limit our restricted cash and cash balances held in foreign locations.

Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for significant customers and maintain reserves for potential losses. In certain situations we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to reduce the effects of the foreign exchange risks associated with receivables denominated in non-functional currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved.

The current unprecedented disruptions in the financial markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in bankruptcy or insolvency for customers, which would impact our cash collections from our accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and globally.

Inflation.    Inflation has not had a material impact on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements included in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2008.

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

Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report included in Part IV of this report.

Changes in Internal Control over Financial Reporting.    During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2008, we did not timely file a Form 8-K (Item 5.02) related to the resignation of an officer of the Company. We have implemented improvements to our disclosure controls, including a notification process which is designed to provide for the timely disclosure of executive resignations. We also conducted an education session for our executive team during the quarter ended December 31, 2008 concerning such disclosure requirements. We have re-evaluated our internal controls in light of this matter and concluded the late filing did not occur as a result of a material weakness.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement pursuant to Regulation 14A related to our 2009 annual meeting of stockholders no later than 120 days after December 31, 2008, and specified information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 under the heading “Available Information,” the information required by this Item is incorporated by reference to our 2009 proxy statement under the sections captioned “Proposal 1 — Election of Class III Directors,” “Executive Compensation and Other Matters — Directors and Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Committees of the Board of Directors” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2009 proxy statement under the sections captioned “Executive Compensation and Other Matters” (other than under “— Directors and Executive Officers”) and “Corporate Governance — Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2009 proxy statement under the section captioned “Principal Stockholders.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2009 proxy statement under the sections captioned “Corporate Governance — Board Matters” and “Corporate Governance — Committees of the Board of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2009 proxy statement under the section captioned “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of i2 Technologies, Inc., as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are filed as part of this Form 10-K on the pages indicated:

2.	Consolidated financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. Exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to i2 and payment of a reasonable fee.

Exhibit Number	Description
2.1*

—Agreement and Plan of Merger dated as of August 10, 2008 among JDA Software Group, Inc., Iceberg Acquisition Corp., and i2 Technologies, Inc. (filed as Exhibit 2.1 to i2’s Current Report on Form 8-K filed on August 12, 2008).

3.1*	—Certificate of Amendment of Restated Certificate of Incorporation of i2 Technologies, Inc. (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on February 15, 2005).

3.2*	—Amended and Restated Bylaws of i2 Technologies, Inc., as amended through January 26, 2009 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on January 27, 2009).

3.3*	—Certificate of Designations of 2.5% Series B Convertible Preferred Stock of i2, dated as of May 26, 2004 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed June 16, 2004).

3.4*	—Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on February 18, 2005).

4.1*	—Specimen Common Stock certificate (filed as Exhibit 4.1 to i2’s Registration Statement on Form S-1 (Reg. No. 333-1752) (the “Form S-1”)).

4.3*

—Registration Rights Agreement, dated as of December 10, 1999, among i2 and Goldman, Sachs & Co., Morgan Stanley Dean Witter and Credit Suisse First Boston (filed as Exhibit 4.3 to i2’s Registration Statement on Form S-3 (Reg. No. 333-31342)).

4.4*

—Rights Agreement, dated as of January 17, 2002, between i2 and Mellon Investor Services LLC, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A preferred Stock as Exhibit C (filed as Exhibit 4.4 to i2’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.5*	—Preferred Stock Purchase Agreement, dated as of April 27, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 4, 2004).

Exhibit Number	Description

4.6*	—First Amendment to Rights Agreement, dated as of April 27, 2004, between i2 and Mellon Investor Services, LLC (filed as Exhibit 4.2 to i2’s Current Report on Form 8-K filed on May 4, 2004).

4.7*	—Second Amendment to Rights Agreement, dated as of April 28, 2004, between i2 and Mellon Investor Services LLC (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

4.8*

—Indenture, dated as of November 23, 2005, between i2 Technologies, Inc., and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on November 29, 2005).

4.9*	—Form of Certificate (filed as Exhibit 4.2 to i2’s Current Report on Form 8-K filed on November 29, 2005).

4.10*	—Form of Warrant (filed as Exhibit 4.3 to i2’s Current Report on Form 8-K filed on November 29, 2005).

4.11*

—Third Amendment to Rights Agreement between i2 Technologies, Inc. and Mellon Investor Services, LLC, dated as of August 10, 2008 (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on August 12, 2008).

4.12*

—First Supplemental Indenture, dated as of September 11, 2008 to 5% Senior Convertible Notes due 2015 Indenture, dated as of November 23, 2005, between i2 Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to i2’s Current Report on Form 8-K filed on September 18, 2008).

4.13*

—Second Supplemental Indenture, dated as of February 6, 2009 to 5% Senior Convertible Notes due 2015 Indenture, dated as of November 23, 2005, between i2 Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to i2’s Current Report on Form 8-K filed on February 6, 2009).

10.1*	—Form of Registration Rights Agreement, dated April 1, 1996, among i2, Sanjiv S. Sidhu and Sidhu-Singh Family Investments, Ltd. (filed as Exhibit 10.2 to the Form S-1).

10.2*+	—i2 Technologies, Inc. 1995 Stock Option/Stock Issuance Plan, as amended and restated through December 16, 2004 (included as Exhibit B to i2’s definitive proxy statement filed on November 16, 2004).

10.3*	—Form of Indemnification Agreement between i2 and its officers and directors (filed as Exhibit 10.4 to the Form S-1).

10.4*	—Form of Employee Proprietary Information Agreement between i2 and each of its employees (filed as Exhibit 10.9 to the Form S-1).

10.5*

—First Amendment to Loan and Security Agreement, dated June 30, 2001, by and between i2 and RightWorks Corporation (filed as Exhibit 10.26 to i2’s Registration Statement Form S-4 (Reg. No. 333-60128)).

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

Exhibit Number	Description

10.8*	—Stock Purchase Agreement, dated as of April 28, 2004, by and between i2 and Sanjiv S. Sidhu (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 14, 2004).

10.9*	—Registration Rights Agreement, dated as of June 3, 2004, by and between i2 and R² Investments, LDC (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed June 16, 2004).

10.10*+	—Employment Agreement, dated as of February 27, 2005, between i2 and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.11*	—Lease with One Colinas Crossing dated March 24, 1999 between Colinas Crossing, LP and i2 (filed as Exhibit 10.11 to i2’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12*	—Stock Purchase Agreement, dated as of February 28, 2005, between i2 and Integrated Development Enterprise, Inc. (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed March 2, 2005).

10.13*+

—Amendment to Employment Agreement and Termination of Share Rights Agreement, dated March 28, 2005, by and between i2 Technologies and Michael McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on April 1, 2005).

10.14*+	—Restricted Stock Agreement, dated March 28, 2005 by and between i2 Technologies, Inc. and Michael McGrath (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on April 1, 2005).

10.15*	—Common Stock Purchase Agreement, dated June 28, 2005, between i2 Technologies, Inc., and R2 Investments, LDC (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on June 29, 2005).

10.16*	—Stock Purchase Agreement, dated June 29, 2005, between Primavera Systems, Inc. and i2 Technologies, Inc. (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on July 1, 2005).

10.17*+	—Employment Agreement, dated July 26, 2005, by and between i2 Technologies, Inc., and Michael Berry (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on July 29, 2005).

10.18*

—LLC Interest Purchase Agreement, dated May 9, 2005, by and between Novia Corp., SoftSRM, LLC, i2 Technologies US, Inc., and i2 Technologies, Inc. (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.19*+	—Employment Agreement, dated September 26, 2005, by and between i2 Technologies, Inc., and Barbara Stinnett (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on October 10, 2005).

10.20*+

—Amendment to the Employment Agreement, dated October 25, 2005, by and between i2 Technologies, Inc., and Michael McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on October 25, 2005).

10.21*+

—Amendment to the Employment Agreement, dated November 8, 2005, by and between i2 Technologies, Inc. and Michael Berry (filed as Exhibit 10.1 to i2’s Quarterly Report on Form 10-Q filed on November 9, 2005).

10.22*

—Asset Purchase Agreement, dated November 17, 2005, by and between IHS Parts Management Inc., and i2 Technologies US, Inc. (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on November 19, 2005).

Exhibit Number	Description

10.23*

—Purchase Agreement, dated November 21, 2005, by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on November 29, 2005).

10.24*

—Registration Rights Agreement, dated November 23, 2005 by and between i2 and Highbridge, Marathon Global, Leonardo, Amatis Limited, and Deutsche Bank AG London (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on November 29, 2005).

10.25*+	—Amendment to Employment Agreement, dated as of February 1, 2006, between the Company and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 2, 2006).

10.26*

—Settlement Agreement with Mutual Releases, dated and effective as of December 15, 2006 between the Company and Gregory Brady (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on December 20, 2006).

10.27*+	—Amendment to Employment Agreement between the Company and Michael E. McGrath (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on December 22, 2006).

10.28*+	—Amendment to Employment Agreement between the Company and Michael J. Berry (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 20, 2007).

10.29*+	—Change in control agreements entered into with each Hiten Varia and Pallab Chatterjee (filed as Exhibits 10.1 and 10.2 to i2’s Current Report on Form 8-K filed on March 15, 2007).

10.30*+

—Resignation Agreement, dated July 30, 2007, between Michael E. McGrath and i2 Technologies, Inc. and General Release, dated July 30, 2007, by Michael E. McGrath in favor of i2 Technologies, Inc. and certain other persons (filed as Exhibits 10.1 and 10.2 to i2’s Current Report on Form 8-K filed on August 2, 2007).

10.31*+

—Resignation Agreement and General Release dated August 6, 2007 between i2 Technologies, Inc. and Barbara D. Stinnett (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on August 8, 2007).

10.32*+	—Interim Chief Executive Officer Agreement between Pallab Chatterjee and i2, dated September 28, 2007 (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on October 5, 2007).

10.33*+	—Form of Executive Retention Agreement between i2 and certain of its executive officers (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 29, 2008).

10.34*+	—Employment Agreement between the Company and Jackson L. Wilson, Jr. (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on May 23, 2008).

10.35*+	—Amended and Restated Executive Retention Agreement between the Company and Pallab K. Chatterjee (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on May 23, 2008).

10.36*+	—Amendment to Executive Retention Agreement between the Company and Michael J. Berry (filed as Exhibit 10.3 to i2’s Current Report on Form 8-K filed on May 23, 2008).

10.37*	—Settlement Agreement dated June 23, 2008 between the Company and SAP America, Inc. and SAP AG (filed as Exhibit 10.4 to i2’s Quarterly Report on Form 10-Q for the three months ended June 30, 2008).

10.38*+

—Severance Agreement and General Release dated December 19, 2008 between i2 Technologies, Inc. and Pallab Chatterjee (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on December 19, 2008).

Exhibit Number	Description

10.39*

—Consent and Conversion Agreement between i2 Technologies, Inc. and Highbridge International LLC entered into as of August 10, 2008 (filed as Exhibit 99.3 to i2’s Current Report on Form 8-K filed on August 12, 2008).

10.40*+	—Employment Agreement dated January 19, 2009 between i2 Technologies, Inc. and Jackson L. Wilson, Jr. (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on January 21, 2009).

10.41*

—Consent and Purchase Agreement between i2 Technologies, Inc. and Highbridge International LLC entered into as of February 6, 2009 (filed as Exhibit 99.1 to i2’s Current Report on Form 8-K filed on February 6, 2009).

10.42+	—Form of Executive Retention Amendment Agreement between i2 and certain of its executive officers.

10.43+	—Third Amendment to Executive Retention Agreement between the Company and Michael J. Berry.

10.44*+	—Form of Restricted Stock Unit Issuance Agreement (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 23, 2007).

10.45+	—Form of Amendment Agreement to the Restricted Stock Unit Issuance Agreement.

16.1*

—Letter from Deloitte & Touche LLP, dated July 2, 2007, to the Securities and Exchange Commission related to the i2’s change in independent accounting firm (filed as Exhibit 16.1 to i2’s Current Report on Form 8-K filed on July 2, 2007).

21.1	—List of subsidiaries.

23.1	—Consent of Grant Thornton LLP.

23.2	—Consent of Deloitte & Touche LLP.

24.1	—Power of Attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of this Form 10-K).

31.1	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Jackson L. Wilson, Jr., Chief Executive Officer of i2.

31.2	—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

32.1	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jackson L. Wilson, Jr., Chief Executive Officer of i2.

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

i2 TECHNOLOGIES, INC.

Dated: March 9, 2009	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Jackson L. Wilson, Jr. and Michael J. Berry, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Chairman, Chief Executive Officer and Director (principal executive officer)	March 10, 2009

/S/ MICHAEL J. BERRY Michael J. Berry	Executive Vice President, Finance and Accounting, and Chief Financial Officer (principal financial and accounting officer)	March 9, 2009

/S/ STEPHEN P. BRADLEY Stephen P. Bradley	Director	March 10, 2009

/S/ J. COLEY CLARK J. Coley Clark	Director	March 9, 2009

/S/ RICHARD L. CLEMMER Richard L. Clemmer	Director	March 11, 2009

/S/ RICHARD L. HUNTER Richard L. Hunter	Director	March 10, 2009

/S/ DAVID L. POPE David L. Pope	Director	March 9, 2009

/S/ MICHAEL J. SIMMONS Michael J. Simmons	Director	March 9, 2009

/S/ SANJIV S. SIDHU Sanjiv S. Sidhu	Director	March 6, 2009

/S/ LLOYD G. WATERHOUSE Lloyd G. Waterhouse	Director	March 7, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited i2 Technologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the years ended December 31, 2008 and 2007 of the Company and our report dated March 11, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of i2 Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

i2 Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows of i2 Technologies, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 30, 2007

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$238,013	$120,978
Restricted cash	5,777	8,456
Accounts receivable, net	25,846	25,108
Other current assets	9,477	7,746

Total current assets	279,113	162,288
Premises and equipment, net	4,915	7,559
Goodwill	16,684	16,684
Non-current deferred tax asset	7,289	8,454
Other non-current assets	5,775	7,168

Total assets	$313,776	$202,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,855	$4,741
Accrued liabilities	15,116	14,631
Accrued compensation and related expenses	18,679	17,636
Deferred revenue	53,028	61,715

Total current liabilities	91,678	98,723
Total long-term debt, net	85,084	84,453
Taxes payable	6,948	4,484

Total liabilities	183,710	187,660
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized, 109 issued and outstanding at December 31, 2008 and 107 issued and outstanding December 31, 2007	106,591	103,450
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,895 and 21,448 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	10,472,323	10,458,101
Accumulated other comprehensive income	1,509	9,963
Accumulated deficit	(10,450,362)	(10,557,026)

Net stockholders’ equity	130,066	14,493

Total liabilities and stockholders’ equity	$313,776	$202,153

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Software solutions	$46,852	$47,721	$76,243
Services	123,564	122,682	106,493
Maintenance	85,397	87,457	92,828
Contract	—	2,450	4,113

Total revenues	255,813	260,310	279,677

Costs and expenses:
Cost of revenues:
Software solutions	9,316	8,567	12,862
Services	89,928	97,397	87,472
Maintenance	10,139	11,074	10,488
Contract	—	—	311
Amorization of aquired technology	4	25	21
Sales and marketing	45,135	41,872	48,185
Research and development	29,241	33,513	35,200
General and administrative	42,062	37,770	56,129
Amortization of intangibles	100	78	17
Restructuring charges and adjustments	(95)	3,955	(403)

Costs and expenses, subtotal	225,830	234,251	250,282
Intellectual property settlement, net	(79,860)	921	—

Total costs and expenses	145,970	235,172	250,282

Operating income	109,843	25,138	29,395
Non-operating income (expense), net:
Interest income	3,877	5,488	5,305
Interest expense	(4,947)	(4,948)	(6,069)
Realized gains on investments, net	—	—	475
Foreign currency hedge and transaction losses, net	(1,700)	(678)	(219)
Other income (expense), net	11,114	(1,134)	(850)

Total non-operating income (expense), net	8,343	(1,272)	(1,358)

Income before income taxes	118,186	23,866	28,037
Income tax expense	8,382	6,133	3,821

Net income	109,804	17,733	24,216

Preferred stock dividend and accretion of discount	3,140	3,071	2,940

Net income applicable to common stockholders	$106,664	$14,662	$21,276

Net income per common share applicable to common stockholders:
Basic	$4.05	$0.57	$0.84
Diluted	$3.99	$0.55	$0.82
Weighted-average common shares outstanding:
Basic	26,333	25,816	25,328
Diluted	26,711	26,748	25,883
Comprehensive income:
Net income applicable to common stockholders	$106,664	$14,662	$21,276

Other comprehensive income (loss):
Foreign currency translation adjustments	(8,454)	7,565	3,545

Total other comprehensive income (loss)	(8,454)	7,565	3,545

Total comprehensive income	$98,210	$22,227	$24,821

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Preferred Stock		Common Stock		Warrants and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2005	104	100,065	20,702	5	10,423,387	(1,147)	(10,592,964)	(70,654)
Preferred stock dividend and accretion of discount	1	1,621	—	—	—	—	(2,940)	(1,319)
Common stock issuance from options and employee stock plans	—	—	—	—	2,584	—	—	2,584
Stock based compensation	—	—	303	—	16,290	—	—	16,290
Foreign currency translation	—	—	—	—	—	3,545	—	3,545
Net income	—	—	—	—	—	—	24,216	24,216

Balance as of December 31, 2006	105	$101,686	21,005	$5	$10,442,261	$2,398	$(10,571,688)	$(25,338)

Preferred stock dividend and accretion of discount	2	1,764	—	—	—	—	(3,071)	(1,307)
Common stock issuance from options and employee stock plans	—	—	443	—	3,399	—	—	3,399
Stock based compensation	—	—		—	12,441	—	—	12,441
Foreign currency translation	—	—	—	—	—	7,565	—	7,565
Net income	—	—	—	—	—	—	17,733	17,733

Balance as of December 31, 2007	107	$103,450	21,448	$5	$10,458,101	$9,963	$(10,557,026)	$14,493

Preferred stock dividend and accretion of discount	2	3,141	—	—	—	—	(3,140)	1
Common stock issuance from options and employee stock plans	—	—	447	—	526	—	—	526
Stock based compensation	—	—	—	—	13,696	—	—	13,696
Foreign currency translation	—	—	—	—	—	(8,454)		(8,454)
Net income	—	—	—	—	—	—	109,804	109,804

Balance as of December 31, 2008	109	$106,591	21,895	$5	$10,472,323	$1,509	$(10,450,362)	$130,066

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twelve Months Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$109,804	$17,733	$24,216
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	1,086	1,042	1,188
Warrant accretion	631	631	631
Depreciation and amortization	3,574	4,726	5,901
Stock based compensation	13,685	12,388	16,293
Gain on sale of securities	—	—	(501)
Loss (gain) on disposal of premises and equipment	141	256	(170)
Expense (credit) for bad debts charged to costs and expenses	368	6	(479)
Deferred income taxes	1,145	816	(1,736)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(995)	910	746
Other assets	(12,659)	8,123	7,665
Deferred contract costs	—	—	311
Accounts payable	1,547	(2,852)	(691)
Taxes payable	2,088	—	—
Accrued liabilities	992	(7,948)	(12,437)
Accrued compensation and related expenses	2,286	(6,842)	(364)
Deferred revenue	(9,151)	(12,549)	(25,807)

Net cash provided by operating activities	114,543	16,440	14,766

Cash flows provided by (used in) investing activities:
Restrictions (placed) released on cash	2,679	(3,830)	147
Purchases of premises and equipment	(1,253)	(1,341)	(2,386)
Proceeds from sale of premises and equipment	26	24	232
Proceeds from sale of securities	—	—	501
Business acquisitions	—	(2,124)	(569)

Net cash provided by (used in) investing activities	1,452	(7,271)	(2,075)

Cash flows provided by (used in) financing activities:
Repurchase of debt	—	—	(24,997)
Proceeds from sale of convertible debt	—	—	7,500
Cash dividends paid — preferred stock		(1,307)	(1,327)
Payment of debt issuance costs	—	—	(484)
Net proceeds from common stock issuance from options and employee stock purchase plans	538	3,399	2,584

Net cash provided by (used in) financing activities	538	2,092	(16,724)

Effect of exchange rates on cash	502	298	570

Net change in cash and cash equivalents	117,035	11,559	(3,463)
Cash and cash equivalents at beginning of period	120,978	109,419	112,882

Cash and cash equivalents at end of period	$238,013	$120,978	$109,419

Supplemental cash flow information
Interest paid	$4,312	$4,312	$5,417
Income taxes paid (net of refunds received)	$4,760	$5,093	$4,780
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$3,140	$1,764	$1,613

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

Restricted Cash.    At December 31, 2008 restricted cash included $5.8 million pledged as collateral for outstanding letters of credit and bank guarantees. At December 31, 2007, restricted cash included $8.4 million pledged as collateral for outstanding letters of credit and bank guarantees. We attempt to limit our restricted cash and cash balances held in foreign locations. (See Note 6 — Borrowings and Debt Issuance Costs)

Allowance for Doubtful Accounts.    The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks in the accounts receivable portfolio. In estimating

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the allowance for doubtful accounts, we consider our historical write-off experience, accounts receivable aging reports, the credit-worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, our estimate of probable losses due to bad debts could also change, which could affect the level of our future provisions for bad debts.

Financial Instruments.    Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Debt security investments are generally in highly rated corporations and municipalities as well as agencies of the U.S. government. Our customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for most of our customers and maintain reserves for potential losses. In certain situations we may require letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We may also use foreign exchange contracts to hedge the risk in receivables denominated in non-functional currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions used. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored and risks are also mitigated by utilizing multiple counterparties.

Premises and Equipment.    Premises and equipment are recorded at cost and are depreciated over their useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of the expected term of the lease or estimated useful life.

Goodwill.    We test goodwill for impairment once annually at December 31 or more frequently if an event occurs or circumstances change that may indicate that the fair value of our reporting unit is below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

As stated above, we currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Accordingly, we generally assume that the minimum value of our single reporting unit is our market capitalization, which is the product of (i) the number of shares of common stock issued and outstanding and (ii) the market price of our common stock.

Goodwill totaled $16.7 million at December 31, 2008 and December 31, 2007. We performed impairment tests on goodwill at December 31, 2008 and 2007, and determined there was no evidence of impairment based on step one as described above. Based on the carrying value of our reporting unit approaching its fair value due to continued profitability increasing our equity and our depressed market capitalization, we intend to perform goodwill impairment tests when indicated by impairment indicators in future quarters during 2009 to determine if further recognition of impairment is required.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software solutions revenue recognized under SOP 81-1 includes both fees associated with licensing of our products, as well as any fees received to deliver the licensed functionality (for example, the provision of essential services). Essential services involve customizing or enhancing the software so that the software performs in accordance with specific customer requirements. Arrangements accounted for under SOP 81-1 follow either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. We do not capitalize costs associated with services performed where milestones have not been attained. The completed contract method is used when the required services are not quantifiable, and under that method, revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer. Similar to the treatment of milestones, we do not capitalize or defer costs associated with services performed on contracts recognized under the completed contract method that have not been completed.

Under SOP 97-2, software license revenues are generally recognized upon delivery provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

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

•

Collectability is probable:    We conduct a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. We monitor collections over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

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

Contract Revenue.    Contract revenue is the result of the recognition of certain revenue that was carried on our balance sheet as a portion of deferred revenue and was a result of our 2003 financial restatement. Inclusion of contract revenue in the evaluation of our performance would skew comparisons of our periodic results since recognition of that revenue was based on fulfillment of contractual obligations, which often required only minimal cash outlays and generally did not involve any significant activity in the period of recognition. Additionally, the cash associated with contract revenue had been collected in prior periods. All remaining contract revenue was recognized by March 31, 2007, and it is not relevant to our on-going operations.

Royalties and Affiliate Commissions.    Royalties paid for third-party software products integrated with our technology are expensed when the products are shipped. Commissions payable to affiliates in connection with

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales assistance are generally expensed when the commission becomes payable. Accrued royalties payable totaled $0.6 and $0.8 million at December 31, 2008 and 2007, respectively, while accrued affiliate commissions payable totaled $0.6 million at December 31, 2008 and 2007.

Concurrent Transactions.    We occasionally enter into transactions, which are concluded at or about the same time as other arrangements with the same customer. These concurrent transactions are accounted for under Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions, as interpreted by EITF 01-02 Interpretations of APB Opinion No. 29. Generally, the recognition of a gain or loss on the exchange is measured based on the fair value of the assets involved to the extent that the fair value can be reasonably determined. A transaction that is not a culmination of the earnings process is recorded based on the net book value of the asset relinquished.

Taxes Collected from Customers.    In the course of doing business the Company collects various taxes from customers including, but not limited to, sales taxes and value added taxes and goods and services taxes. It is the Company’s policy to record these on a net basis in the consolidated statement of operations and, therefore, we do not include taxes collected from customers as a component of revenue.

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

Restructuring Charges.    We recognize restructuring charges consistent with applicable accounting standards. We reduce charges for obligations on leased properties with estimated sublease income. Furthermore, we analyze current market conditions, including current lease rates in the respective geographic regions, vacancy rates and costs associated with subleasing, when evaluating the reasonableness of future sublease income. The accrual for office closure and consolidation, recognized at the time a facility is vacated, is an estimate that assumes certain facilities will be subleased or the underlying leases will otherwise be favorably terminated prior to the contracted lease expiration date. Subjective judgments and estimates must be made and used in calculating future sublease income.

Net Income Per Common Share.    We calculate net income per common share in accordance with SFAS No. 128, Earnings per Share, and EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share. EITF 03-6 provides guidance on how to determine whether a

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. We have determined that our redeemable preferred stock represents a participating security because it has voting rights and, therefore, we have calculated basic net income per common share consistent with the provisions of EITF 03-6 for all periods presented. Diluted net income per common share includes (i) the dilutive effect of stock options, stock rights and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period and (iii) shares issuable under the conversion feature of our convertible notes and preferred stock using the if-converted method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2008, 2007 and 2006 is provided in Note 9 — Stockholders’ Equity and Income Per Common Share.

Stock-Based Compensation Plans.    Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation.” See Note 10, Stock Based Compensation Plans for further discussion.

Foreign Currency Translation.    The functional currency for the majority of our foreign subsidiaries is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive income. The functional currency of one significant foreign subsidiary is the US dollar; therefore, there is no translation adjustment required for this subsidiary. Transaction gains and losses arising from transactions denominated in a non-functional currency and due to changes in exchange rates are recorded in foreign currency hedge and transaction losses, net in our consolidated statements of operations.

Fair Values of Financial Instruments.    Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The estimated fair value approximates carrying value for all financial instruments except investment securities and long-term debt. Fair values of securities and long-term debt are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. At December 31, 2008, the fair value of our outstanding 5% convertible notes approximates their carrying value.

Comprehensive Income.    Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

Recent Accounting Pronouncements

Effective January 1, 2007 we adopted FIN No. 48 — Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. FIN 48’s use of the term “more likely than not” in Steps 1 and 2 is consistent with how the term is used in FAS 109 (i.e., the likelihood of an occurrence greater

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 50%). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, and is effective for fiscal years beginning after December 15, 2006. Upon adoption, there was no cumulative effect to our accumulated deficit as a result of this change in accounting principle.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009. The Company does not believe this pronouncement will materially impact its financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008. This statement permits, but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. Adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). The pronouncement mandates that the GAAP hierarchy reside in the accounting literature as opposed to audit literature. The Company does not believe this pronouncement will materially impact its financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our 5% Senior Convertible Notes (“Notes”) are within the scope of FSP APB 14-1. During the first quarter of 2009, we will be required to report the debt component of the Notes at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. We are currently assessing the impact of adopting FSP APB 14-1 on our financial condition and results of operations. We presently expect incremental non-cash expense associated with adoption for the historical annual periods presented of approximately $2 million per year. Based on our repurchases of Notes after December 31, 2008, this incremental non-cash expense will be less in 2009. (See Note 16 — Subsequent Events.)

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

2.    Other Non-Current Assets

Other non-current assets includes unamortized debt issuance costs, long-term lease deposits, and acquired intangibles such as, software, information databases and installed customer base/relationships. Unamortized debt issuance costs of $2.1 million, as of December 31, 2008, are being amortized to interest expense over the estimated life of the debt at a rate of approximately $1.0 million per year. This unamortized debt issuance cost will be fully amortized in approximately 2 years. Other non-current assets include intangible assets that are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires that we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Details of other non-current assets at December 31, 2008 and December 31, 2007 are below:

	2008	2007
Unamortized debt issuance costs	$2,075	$3,161
Lease deposits	3,674	3,784
Acquired intangibles	25	223

Total	$5,774	$7,168

3.    Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are reported as cash and cash equivalents in our consolidated balance sheets.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment securities, reported as cash and cash equivalents, consisted of time deposits of $1.8 million and $5.1 million as of December 31, 2008 and 2007, respectively.

We have historically invested our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Due to economic volatility, at the end of 2008, substantially all of our short-term investments were invested in Treasury and Agency securities.

4.    Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable at December 31, 2008 and 2007 include billed receivables of approximately $24.7 million and $23.7 million, respectively and unbilled receivables of approximately $1.2 million and $1.4 million, respectively. Unbilled receivables relate to revenues that have been recognized, but not invoiced. Such receivables are generally invoiced in the month following recognition as revenue.

Activity in the allowance for doubtful accounts was as follows:

	2008	2007	2006
Balance at beginning of period	$218	$193	$901
Provision (credit) for bad debts charged to costs and expenses	368	6	(479)
Write-offs, net of recoveries and other adjustments	(195)	19	(229)

Balance at end of period	$391	$218	$193

5.    Premises and Equipment and Lease Commitments

Premises and equipment as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Computer equipment and software	$26,098	$33,095
Furniture and fixtures	21,474	23,287
Leasehold improvements	18,391	19,702

	65,963	76,084
Less: Accumulated depreciation	(61,048)	(68,525)

	$4,915	$7,559

Depreciation of premises and equipment totaled $3.4 million in 2008, $4.5 million in 2007 and $5.9 million in 2006. Depreciation is calculated using the straight-line method. We disposed of net premises and equipment totaling $0.2 million in 2008, $0.3 million in 2007 and $0.2 million in 2006.

We lease our office facilities and certain office equipment under operating leases that expire at various dates through 2011. We have renewal options for most of our operating leases. We incurred total rent expense of $9.2 million in 2008, $9.1 million in 2007 and $10.2 million in 2006.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under all non-cancellable operating leases, including estimated sublease income of $1.2 million, as of December 31, 2008 are as follows:

2009	13,485
2010	6,896
2011	2,232
2012	1,110
2013	444
Thereafter	55

Total	$24,222

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

The notes are convertible, subject to certain conditions, into cash and shares of our common stock at an initial conversion price of $15.4675 per share, which is subject to adjustment. Upon conversion, we will satisfy our conversion obligation with respect to the principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock.

The notes contained provisions that allow the holders, upon a change in control or a termination of trading of our common stock, to require us to repurchase for cash any or all of the notes at 100% of the principal amount plus accrued and unpaid interest. If the change in control or termination of trading occurs prior to November 15, 2010, a holder who elects to convert will be entitled to receive a make-whole premium, equal to the approximate lost option time value.

Prior to May 20, 2008, the Notes were not redeemable at our option. On or after May 20, 2008, we may redeem the Notes at any time or from time to time in whole or in part, for cash, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date, so long as (i) the last reported sale price of our Common Stock has exceeded 175% of the conversion price then in effect for at least 20 trading days in the 30 consecutive trading days ending on the trading day prior to the date upon which we deliver to the holders the notice of redemption and (ii) on the date that we deliver a redemption notice through the date of redemption, the Common Stock issuable upon conversion of the Notes is either (1) covered by a registration statement covering resales thereof that is effective and available for use and is expected to remain effective and available for use for the 30 days following the date of such redemption notice or (2) eligible to be resold by non-affiliates pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

The indenture governing our 5% senior convertible notes contained a debt incurrence covenant that placed restrictions on the amount and type of additional indebtedness that we can incur. This covenant was eliminated in conjunction with the repurchase of convertible notes and amendment of the indenture that occurred in February 2009. (See Note 16 — Subsequent Events below.)

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We assessed the characteristics of the warrants and determined that they should be reflected in the stockholders’ equity portion of our Consolidated Balance Sheet, valued using a Black Scholes model. In the Black Scholes valuation we used a then current stock price of $13.36, a strike price of $15.4675, an estimated life of 2 years, a risk free rate of 4.35% and a volatility rate of 94.7919%. The effect of recording the warrants as equity is that the debt is recorded at a discount to its liquidation value and this discount of $3.1 million is being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features in the debt and the probability that the debt would be converted prior to the ultimate maturity. At December 31, 2008, this discount was $1.2 million.

Our 5% notes are within the scope of the newly effective accounting standard FSP APB 14-1. During the first quarter of 2009, we will be required to bifurcate the value of the conversion feature from the principal amount, and report the conversion value as a component of equity and the resulting discounted debt component of the notes as a liability as of the date of issuance. The resulting discount reflected on the notes will be amortized to interest expense over the expected life of the debt. This will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments.

Other

We issue letters of credit and collateralize those letters of credit with cash. As of December 31, 2008 approximately $4.0 million in letters of credit were outstanding and approximately $4.9 million in restricted cash was pledged as collateral. As of December 31, 2007, $5.6 million in letters of credit were outstanding and approximately $7.2 million in restricted cash was pledged as collateral.

7.    Commitments and Contingencies

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred approximately $0.2 million and $14.0 million of expense for legal fees and expenses for current and former employees during 2007 and 2006, respectively. No such expense was incurred in 2008.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In an effort to reduce our future obligations in respect of such legal fees and expenses, on December 15, 2006 the company entered into a Settlement Agreement With Mutual Releases with Mr. Greg Brady (the “Settlement Agreement”). The Settlement Agreement provided for (i) certain payments by the company to finally settle various issues of advancement and indemnification under existing agreements by the company to provide Mr. Brady with indemnification as well as an existing court order, and (ii) mutual general releases by Mr. Brady and the company, each in favor of the other. Pursuant to the terms of the Settlement Agreement, in January 2007 the company paid an aggregate of $2.5 million in full settlement and compromise of all claims of Mr. Brady under the existing indemnification agreements and the court order. We had accrued the $2.5 million as of December 31, 2006. Under the terms of the Settlement Agreement, the company shall have no further obligation to advance costs, fees or expenses to Mr. Brady or to indemnify Mr. Brady in connection with any present, threatened or future litigation by virtue of the fact that Mr. Brady was a director, officer, employee or agent of the company or was serving at any time at the request of the company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

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

Derivative Actions

On March 7, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled George Keritsis and Mark Kert v. Michael E. McGrath, Michael J. Berry, Pallab K. Chatterjee, Robert C. Donohoo, Hiten D. Varia, M. Miriam Wardak, Sanjiv S. Sidhu, Stephen P. Bradley, Harvey B. Cash, Richard L. Clemmer, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment in connection with stock option grants to certain of the defendant officers and directors on three dates in 2004 and 2005. The complaint states that those stock option grants were manipulated so as to work to the recipients’ favor when material non-public information about the company was later disclosed to positive or negative effect. The complaint is derivative in nature and does not seek relief from the Company, but does seek damages and other relief from the defendant officers and directors. We have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. The Company reached a settlement agreement with Plaintiffs, which was approved by the Court on November 6, 2008. The settlement required the Company to adopt certain policies regarding the granting of stock options. These policies were implemented prior to the settlement. The settlement does not require the Company to pay any sum to the Plaintiffs except for $200,000 in attorneys’ fees and costs. These costs have been previously accrued and were paid in the fourth quarter of 2008.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 5, 2008, the District Court held a hearing on Plaintiff Norsworthy’s motion for a temporary restraining order, and at the conclusion of the hearing denied the motion in its entirety. To date, the Plaintiff has not requested monetary relief other than his attorneys’ fees and costs. Based on the stage of the litigation, it is not known whether he may hereafter do so, nor is it possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. Despite the termination of the Merger Agreement with JDA, the plaintiff has not dismissed nor amended his petition as of the date of this report.

India Tax Examinations and Assessments

We currently are under income tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies, the taxability of certain payments received from our Indian customers, and our statutory qualification for a tax holiday. An aggregate of approximately $8.0 million has been assessed by the tax authorities for the Indian statutory fiscal years ended March 31, 2002 through March 31, 2005.

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

Pending resolution of these matters, we have paid approximately $3.2 million of the assessed amount and have arranged for $2.4 million in bank guarantees in favor of the Indian government in respect of a portion of the balance as required. The bank guarantees are supported by letters of credit issued in the United States and the cash pledged to support the letters of credit is reflected on our condensed consolidated balance sheet as restricted cash.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Most recently, during January 2009, we received the assessment of taxes and interest, including a demand notice for payment, related to the Indian fiscal year ended March 31, 2005. The $1.8 million assessed coincided with our expectations and no material additional amount was required to be accrued during the period ended December 31, 2008 related to this assessment. We are appealing the assessment and have requested the tax year be included in our competent authority proceedings with the Indian tax authorities and Internal Revenue Service. We expect to issue a bank guarantee in the amount of approximately $1.7 million and related letter of credit during the first quarter of 2009. The bank guarantee is required under Indian tax law during the appeals and competent authority processes.

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

On June 3, 2004, we sold 100,000 shares of our 2.5% Series B Convertible Preferred Stock to Amalgamated Gadget, L.P. for and on behalf or R² Investments, LDC or its subsidiary R² Top Hat, Ltd. (collectively “R²”), pursuant to a Preferred Stock Purchase Agreement, dated April 27, 2004. The purchase price for the Series B preferred stock was $1,000 per Series B share, or $100.0 million in the aggregate. Pursuant to the terms of the Preferred Stock Purchase Agreement, R² had certain preemptive rights upon the issuance of certain of our securities during the three-year period ended June 3, 2007. Dividends on the Series B preferred stock, which may be paid in cash or in additional shares of Series B preferred stock, at our option, are payable semi-annually at the rate of 2.5% per year. The Series B preferred stock will automatically convert into shares of our common stock on June 3, 2014 and will be convertible into shares of common stock at the option of the holder at any time prior thereto. The conversion price of $23.15 per share is subject to certain adjustments. If we were entitled to effect a conversion we would issue approximately 4.7 million shares in 2008 and approximately 4.6 million shares in 2007, with a value of approximately $30.2 million at December 31, 2008 and approximately $58.0 million at December 31, 2007. Under certain circumstances, we will also have the right to redeem the Series B preferred stock. Upon a change in control, unless otherwise agreed to by holders of a majority of outstanding Series B shares, we will be required to exchange the outstanding shares of Series B preferred stock for cash at 110% of face value plus all accrued but unpaid dividends. The exchange amount pursuant to this provision as of

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008 would be approximately $120.2 million and as of December 31, 2007 would be approximately $117.3 million. We may, at our option, redeem the Series B shares at any time after June 3, 2008 for an amount of cash equal to 104% of the sum of (i) the face value of the shares being redeemed plus (ii) all accrued but unpaid dividends on such shares. The redemption amount pursuant to this provision as of December 31, 2008 would be approximately $113.7 million and as of December 31, 2007 would be $110.9 million. The Series B preferred stock is recorded net of $4.7 million of issuance costs, consisting of legal and investment-banking fees incurred to complete the transaction. The issuance costs are being accreted over a ten-year period through the date of automatic conversion. In 2008, 2007 and 2006 we recorded issuance cost accretion of approximately $0.4 million per year, and issued 2,689 shares or $2.7 million, 1,327 shares or $1.3 million and 1,289 or $1.3 million, respectively, of our Series B preferred stock as payment of our dividend to R2 Investments, LDC. In 2007 and 2006 we also paid a cash dividend of $1.3 million on our Series B preferred stock. Subsequent to this transaction, R2 became a related party.

9.    Stockholders’ Equity and Income Per Common Share

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

If, after the rights become exercisable, we are acquired in a merger or other business combination transaction, or 50% or more of our consolidated assets or earnings power are sold, proper provision will be made so that each holder of a right will thereafter have the right to receive upon exercise that number of shares of common stock of the acquiring company having a market value of two times the exercise price of the right.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We may redeem the rights in whole, but not in part, at a price of $0.25 per right at the sole discretion of our Board of Directors at any time prior to distribution of the rights. At December 31, 2008 and December 31, 2007, none of the rights had been exercisable. The terms of the rights may be amended by our Board of Directors without the consent of the holders of the rights except that after the distribution of the rights, no amendment may adversely affect the interests of the holders of the rights and the consent of the holders of the shares of Series B preferred stock is required. Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

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

Net Income Per Common Share.    Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income per common share when the effect is dilutive. Accordingly, for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, the effect of the convertible preferred stock is included in the calculation of basic net income per common share.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the number of shares used in the calculation of basic net income per common share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Common and common equivalent shares outstanding using two-class method — basic:
Weighted average common shares outstanding	21,619	21,268	20,808
Unissued vested RSUs to be included in basic	80	—	—
Participating convertible preferred stock	4,634	4,548	4,520

Total common and common equivalent shares outstanding using two-class method — basic	26,333	25,816	25,328
Effect of dilutive securities:
Outstanding stock option and share right awards	378	840	528
Warrants associated with 5% debt	—	92	27

Weighted average common and common equivalent shares outstanding — diluted	26,711	26,748	25,883

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	2,988	1,906	1,145
Convertible debt	—	736	1,820

Total anti-dilutive shares excluded from calculation	2,988	2,642	2,965

10.    Stock-Based Compensation Plans.

Employee Stock Purchase Plans.    Prior to May 1, 2007, we maintained a stock purchase plan for the benefit of our employees and the employees of our wholly-owned subsidiaries. The purchase plan was designed to allow eligible employees to purchase shares of our common stock through periodic payroll deductions. Payroll deductions could not exceed 15% of a participant’s base salary, and employees were allowed to purchase a maximum of 320 shares per purchase period under the purchase plans. The purchase price per share was 85% of the lesser of the fair market value of our common stock at the start of the purchase period or the fair market value at the end of the purchase period. Participation could be terminated at any time by a participating employee and automatically ended upon termination of employment. We discontinued the Employee Stock Purchase Plans on the last business day of April 2007 and on May 1, 2007, we replaced the plan with a company match on our 401k plan. The company provides 100% match on the first 3% of the employee contribution. During 2008 and 2007 we had expense related to the employee match of approximately $1.5 million and $1.0 million, respectively.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 1995 Plan has an automatic share increase feature whereby the number of shares of our common stock reserved for issuance under the plan will automatically increase on the first trading day of January each calendar year by an amount equal to 5.0% of the sum of (a) the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, plus (b) the total number of shares of our common stock repurchased by us on the open market during the immediately preceding calendar year pursuant to a stock repurchase program. In no event shall any such annual increase exceed 1,600,000 shares of our common stock or such lesser number of shares of our common stock as determined by our Board of Directors in its discretion. Through December 31, 2008, we have reserved a total of 12,906,610 shares of our common stock for issuance under the plan. The number of shares for which an individual may receive options, stock appreciation rights and other stock-based awards in his or her initial year of hire is limited to 1,000,000. Unless extended or terminated earlier, the plan will terminate on October 14, 2014.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Modification of Stock Options Granted to our Former CEO.    On December 21, 2006, we entered into an amendment to the employment agreement with our then CEO, Michael McGrath, to modify the period during which Mr. McGrath’s vested equity instruments are exercisable following a termination of Mr. McGrath’s employment resulting from death or disability, a voluntary termination or a termination without cause. Mr. McGrath resigned July 31, 2007 and under the terms of this modification, he had until December 31, 2008 to exercise his vested options. Not withstanding the foregoing, any equity instrument shall be cancelled and no longer exercisable upon the expiration of the stated term of such equity instrument. In connection with the amended employment agreement, we recorded non-cash stock option expense of $1.3 million in December 2006 and recorded an additional $0.5 million during the first half of 2007.

Exchange of Stock Options for Restricted Stock Units.    In April 2006, we announced that we filed an exchange offer with the SEC under which eligible employees had the opportunity to exchange certain stock options for restricted stock units. We offered to exchange restricted stock units for outstanding options with exercise prices per share equal to or greater than $45.00. The number of restricted stock units issued in exchange for a properly tendered eligible option was based on exchange ratios that depended on the exercise price of the tendered option. The exchange ratios represented the number of option shares to be exchanged for one restricted stock unit and ranged from 5-for-1 to 72-for-1. The exchange offer expired on May 31, 2006; 797 employees were eligible to participate and 549 employees participated, 1,033,498 options were tendered and cancelled, and 133,033 restricted stock units were issued under such exchange offer. For the years ended December 31, 2008, 2007 and 2006, we recorded $0.3 million, $0.8 million and $1.9 million, respectively, of expense related to the amortization of the grant date fair value of options subject to exchange and the restricted stock units issued.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We elected to apply the simplified method to determine the hypothetical additional paid-in capital (APIC) pool provided by FSP FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. There was no effect on our financial statements from making this election. Since we have significant tax net operating loss carryforwards, any excess tax benefit will not be realized until the period in which the losses have been fully utilized and the benefit reduces income taxes payable. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to income tax expense. During 2006, the shortfalls had no net impact on income tax expense because of our valuation allowance. We intend to settle our stock-based awards with new shares.

We calculate our stock-based compensation expense on a straight-line basis over the vesting periods of the related options. The table below shows the allocation on our Statements of Operations of our total stock-based compensation expense. Due to our net operating losses, there was no tax expense or benefit recorded in connection with our stock-based compensation.

	Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Option Expense	Restricted Stock Expense	Total Expense	Option Expense	Restricted Stock Expense	Total Expense	Option Expense	Restricted Stock Expense	Total Expense
Services	$1,040	$510	$1,550	$1,785	$467	$2,252	$2,362	$108	$2,470
Maintenance	157	74	231	212	40	252	321	9	330
Sales and marketing	1,877	1,106	2,983	2,044	743	2,787	3,466	178	3,644
Research and development	1,851	641	2,492	2,465	564	3,029	3,530	213	3,743
General and administrative	4,018	2,411	6,429	3,335	733	4,068	5,833	273	6,106

Total	$8,943	$4,742	$13,685	$9,841	$2,547	$12,388	$15,512	$781	$16,293

Fair values of stock options and employee stock purchase plan (ESPP) shares are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Year Ended December 31,			ESPP Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Expected term (years)	4	4	4	n/a	0.5	0.5
Volatility factor	0.67	0.81	0.90	n/a	0.32	0.64
Risk-free interest rate	2.74%	4.67%	4.82%	n/a	4.67%	4.76%
Dividend yield	0%	0%	0%	n/a	0%	0%

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. We continue to assess the assumptions and methodologies used to calculate the estimated fair value of share-based

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, which could materially impact our fair value determinations.

A combined summary of activity in our 1995 Plan, 2001 Plan and our assumed stock option plans during the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts and contractual life):

	Number of Options	Weighted Average Exercise Price ($)	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance, December 31, 2005	5,195	79.67	5.85	8,745
Granted
Grant price = fair market value	944	14.29
Grant price > fair market value	7	16.13
Exercised	(124)	8.62
Converted (1)	(1,033)	162.43
Forfeited	(407)	12.39
Expired	(1,000)	173.88

Outstanding balance, December 31, 2006	3,582	22.24	7.80	30,775

Granted
Grant price = fair market value	202	19.09
Grant price > fair market value	567	25.67
Exercised	(189)	12.09
Forfeited	(465)	18.60
Expired	(202)	101.11

Outstanding balance, December 31, 2007	3,495	19.05	5.71	4,238

Granted
Grant price = fair market value	1,033	11.97
Exercised	(57)	9.19
Forfeited	(152)	15.10
Expired	(1,046)	16.75

Outstanding balance, December 31, 2008	3,273	17.90	5.19	—

Options exercisable at December 31, 2007	2,213	19.80	4.17	3,157
Options exercisable at December 31, 2008	2,102	19.42	5.19	—

(1) Issued/converted pursuant to the tender offer announced in April 2006 described above.

Weighted average grant date fair value of options granted during 2006	$11.18
Weighted average grant date fair value of options granted during 2007	$14.84
Weighted average grant date fair value of options granted during 2008	$6.26

(1)	Issued/converted pursuant to the tender offer described above.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in our restricted stock plan as of the three years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts and contractual life):

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance, December 31, 2005	68	—	1.56	953
Granted
Grant price < fair market value	408	—
Vested	(40)	—
Forfeited	(28)	—

Outstanding balance, December 31, 2006	408	—	1.57	9,299

Granted
Grant price = fair market value (1)	400	—
Grant price < fair market value	218	—
Vested	(157)	—
Forfeited	(145)	—

Outstanding balance, December 31, 2007	724	—	1.89	9,124

Granted
Grant price < fair market value	262	—
Vested	(452)	—
Forfeited	(68)	—

Outstanding balance, December 31, 2008	466	—	2.41	2,977

Weighted average grant date fair value of restricted shares granted during 2008	$11.21

(1)	Represents a grant of restricted stock units to certain key employees that may vest based on the company achieving specified increases in GAAP Diluted Earnings per Share in 2008 and 2009 compared to 2006 Diluted Earnings per Share. This performance period for one-third of the award was from January 1, 2008 to December 31, 2008 and for the remaining two-thirds of the award is from January 1, 2009 to December 31, 2009. We are required to assess whether the performance criteria is probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense. Based on our assessments during 2008, compensation expense of $0.7 million associated with these performance-based RSUs is reflected in our results of operations in the twelve-month period ended December 31, 2008.

In connection with stock option and restricted stock awards, we recognized compensation expense of $13.7 million, $12.4 million, and $16.3 million for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. Total compensation cost related to nonvested awards not yet recognized was $13.1 million at December 31, 2008. The expense is expected to be recognized over a weighted-average period of 5.65 years on a straight-line basis. The total fair value of options vested during the twelve-month periods ended December 31, 2008, December 31, 2007 and December 31, 2006 was $7.7 million, $8.2 million, and $9.7 million, respectively. The aggregate intrinsic value of options exercised was $0.3 million, $2.0 million, and $1.8 million during the twelve-month periods ended December 31, 2008, December 31, 2007 and December 31, 2006. The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock exceeds the exercise price of the option. When we issue shares upon stock option exercises, our policy is to first issue any available treasury shares and then issue new shares.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock option awards for the years ended December 31, 2008 and December 31, 2007, and changes during the respective periods is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value ($)
Outstanding unvested balance, December 31, 2006	1,873	9.61
Granted
Grant price = fair market value	202	19.09
Grant price > fair market value	567	25.67
Forfeited	(465)	18.60
Vested	(829)	13.85

Outstanding unvested balance, December 31, 2007	1,348	17.64

Granted
Grant price = fair market value	1,033	11.97
Forfeited	(152)	15.10
Vested	(950)	15.41

Outstanding unvested balance, December 31, 2008	1,279	15.02

Of the options outstanding at December 31, 2008, and in the absence of acceleration of vesting or cancellations, approximately 679,269 options will vest in 2009, 362,216 in 2010, 205,033 in 2011 and 32,565 in 2012.

A summary of nonvested restricted stock awards as of December 31, 2008 and December 31, 2007, and changes during the respective periods is presented below:

	Nonvested Shares	Average Grant Date Fair Value ($)
Outstanding unvested balance, December 31, 2006	408	14.96
Granted
Grant price = fair market value (1)	400	25.70
Grant price < fair market value	218	15.75
Vested	(157)	14.80
Forfeited	(145)	22.60

Outstanding unvested balance, December 31, 2007	724	19.64

Granted
Grant price = fair market value	262	11.21
Vested	(452)	15.47
Forfeited	(68)	21.27

Outstanding unvested balance, December 31, 2008	466	16.79

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our stock options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price ($)
$ 7.25 — $ 12.50	1,438	10.57	6.59	746	9.43
$ 12.51 — $ 62.50	1,793	19.77	6.25	1,317	19.66
$ 62.51 — $ 93.75	—	82.87	0.40	0	82.87
$ 93.76 — $ 137.50	15	107.57	2.59	15	107.57
$137.50 — $2,301.00	23	267.38	1.80	23	267.38

	3,269	17.90	6.35	2,102	19.42

11.    Restructuring Charges and Adjustments

2007 Restructuring Plan.    During the second half of 2007 we initiated a reorganization and eliminated approximately 55 positions. The purpose of the restructuring was to reduce management layers to both decrease cost and increase speed around decision-making and internal processes. The realignment included the elimination of certain management levels as well as other targeted cost reductions. We recorded a charge of approximately $4.0 million primarily related to severance costs.

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

Consolidated Restructuring Accrual

The following table summarizes the 2008 and 2007 restructuring related payments and accruals. There was no remaining estimated sublease income at December 31, 2008.

	Employee Severance and Termination	Office Closure and Consolidation	Total
Remaining accrual balance at December 31, 2006	$192	$123	$315

Adjustments to prior restructuring plans	(23)	—	(23)
2007 expense	3,934	20	3,954
Cash payments	(3,820)	(143)	(3,963)

Remaining accrual balance at December 31, 2007	283	—	283

Adjustments to prior restructuring plans
2008 expense	(95)	—	(95)
Cash payments	(182)	—	(182)

Remaining accrual balance at December 31, 2008	$6	$—	$6

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

We generally enter into forward contracts to purchase or sell various foreign currencies as of the last day of each month. These forward contracts generally have original maturities of up to one month and are net-settled in U.S. Dollars. Each forward contract is based on the current market forward exchange rate as of the contract date and no premiums are paid or received. Accordingly, these forward contracts have no fair value as of the contract date. Changes in the applicable foreign currency exchange rates subsequent to the contract date will cause the fair value of the forward contracts to change. These changes in the fair value of forward contracts are recorded through earnings and the corresponding assets or liabilities are recorded on our balance sheet. Gains and losses on the forward contracts are included as a component of non-operating expense, net, in our Consolidated Statements of Operations and offset foreign exchange gains and losses from the revaluation of current monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity. During 2008, we recognized net losses of $7.6 million on foreign currency forward transactions and net gains of $5.9 million from the revaluation of current monetary assets and liabilities. During 2007, we recognized net gains of $3.6 million on foreign currency forward transactions and net losses of $4.3 million on foreign currency transactions. During 2006, we recognized net gains of $0.1 million on foreign currency forward contracts and net losses of $0.3 million on foreign currency transactions.

A summary of our foreign currency forward contracts by currency as of December 31, 2008 and 2007 is presented in the following table (in thousands). All of these contracts originated, without premiums, on December 31, 2008 and 2007, respectively, based on then-current market forward exchange rates. Accordingly, these forward contracts had no fair value on December 31, 2008 and 2007 and no amounts related to these forward contracts were recorded in our financial statements.

		2008		2007
		Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars	Notional Amount of Forward Contract in Foreign Currency	Notional Amount of Forward Contract in U.S. Dollars
Forward contracts to purchase:
Australian Dollars	AUD	690	$472	399	$350
British Pounds	GBP	2,344	3,445	997	1,975
Canadian Dollars	CAD	12,548	10,371	12,304	12,517
Danish Kroner	DKK	—	—	3,872	759
European Euros	EUR	4,089	5,773	2,751	4,012
Indian Rupees	INR	883,319	18,186	846,837	21,488
Japanese Yen.	JPY	172,064	1,904	475,278	4,279
Singapore Dollars	SGD	1,112	779	1,225	856
South Korean Won	KRW	—	—	270,447	290
Taiwanese Dollars	TWD	15,270	469	—	—

Total forward contracts to purchase			$41,399		$46,526

Forward contracts to sell:
South Korean Won	KRW	1,338	987		—
South African Rand	ZAR	1,410	146		—

Total forward contracts to sell			$1,133		$—

Total forward contracts			$42,532		$46,526

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our foreign currency forward contracts include credit risk to the extent that the bank counterparties may be unable to meet the terms of agreements. We reduce such risk by limiting our counterparties to major financial institutions. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored and risks are also mitigated by utilizing multiple counterparties.

13.    Income Taxes

The components of income before income taxes from domestic and foreign operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Domestic	$109,363	$10,714	$19,426
Foreign	8,823	13,152	8,611

Total	$118,186	$23,866	$28,037

Our provision (benefit) for income taxes consists of the following:

	2008	2007	2006
Current:
State	$729	$126	$—
Federal	1,381	—	—
Foreign	4,414	6,241	5,557
Deferred:
Foreign	1,858	(234)	(1,736)

Total	$8,382	$6,133	$3,821

Federal and state income taxes accrued for 2008 primarily relate to Alternative Minimum Tax due resulting from payments received from SAP and JDA.

Our provision (benefit) for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate of 35% to income before income taxes as follows:

	2008	2007	2006
Expense computed at statutory rate	$41,365	$8,353	$9,812
Stock based compensation	2,054	1,749	2,372
Foreign operations	3,184	1,541	1,558
Decrease in valuation allowance	(41,310)	(5,660)	(13,182)
Dividend received from foreign subsidiary	16	—	3,094
Alternative Minimum Tax	1,381	—	—
Other	1,692	150	167

Provision for income taxes	$8,382	$6,133	$3,821

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Deferred tax assets
Deferred revenue	$5,335	$5,567
Accrued liabilities	7,872	7,141
Acquired intangibles	40,179	46,606
Capitalized expenses	43,344	56,646
Other	11,796	12,924

Total future deductible items	108,526	128,884
Loss carryforwards	661,792	687,285
Tax credits	39,226	41,131

Total tax loss carryforwards and credits	701,018	728,416

Total deferred tax assets	809,544	857,300
Valuation allowance against deferred tax assets	(801,936)	(847,834)

Net deferred tax assets	$7,608	$9,466

At December 31, 2008 and 2007, we had approximately $1.72 billion and $1.8 billion of U.S. federal net operating loss carryforwards for domestic federal tax purposes, respectively. These loss carryforwards are subject to certain annual limitations and are scheduled to expire as follows:

2019-2022	1,406,223
Thereafter	313,069

Total	$1,719,292

At December 31, 2008, our U.S. federal net operating loss carryforwards for tax purposes was approximately $2.0 million greater than our net operating loss carryforwards for financial reporting purposes due to our inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable.

In addition to the tax loss carryforwards reflected above, at December 31, 2008, we had approximately $294.1 million in future deductible expenses for tax purposes. See the table above for a description of these deferred tax assets. These tax deductible items have varying schedules of amortization and deductibility with no expiration and will reduce taxable income in the years of deduction and may create or increase tax net operating losses in the years of deduction. Utilization of these future deductible expenses will reduce or delay our ability to utilize existing tax loss carryforwards, possibly resulting in the expiration of a portion of the existing loss carryforwards. Under current tax law, tax net operating losses created or increased as a result of these future tax-deductible items will have a carryforward period of 20 years from the year in which the loss is incurred.

At December 31, 2008 and December 31, 2007, we had approximately $38.9 million of U.S. federal research and development tax credit carryforwards. These tax credits expire in the years 2009 through 2028.

At December 31, 2008 and December 31, 2007, we had approximately $85.4 million and $87.7 million, respectively, of U.S. federal capital loss carryforwards. These loss carryforwards expire in the years 2009 through 2013. Capital losses may be offset only by capital gains.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had $5.1 million and $6.7 million of foreign net operating loss carryforwards at December 31, 2008 and 2007, respectively. Foreign net operating loss carryforwards at December 31, 2008 totaling $1.2 million expire in the years 2009 and $3.9 million expire in the years 2010 through 2014. At December 31, 2008 and 2007, we had $2.9 million and $3.7 million, respectively, of foreign research and development tax credit carryforwards. The foreign research and development tax credit carryforwards expire between 2021 and 2028.

As of December 31, 2008, we maintain a full valuation allowance against our U.S. net deferred tax assets and no valuation allowance against foreign net deferred tax assets. Each quarter, we review the necessity and amounts of the domestic and foreign valuation allowances taking into account various judgments and factors, including our historical and projected financial performance. Although we have been profitable for the past several years, current economic conditions and their effect on our business create significant uncertainty about our future taxable income in the near term and foreseeable future. Accordingly, we have not released any of our domestic valuation allowance in excess of that which corresponds to the net operating losses utilized in the current year. Despite the valuation allowance, the future tax-deductible benefits and tax credits related to these deferred tax assets remain available to offset future taxable income or reduce income taxes payable over the remaining useful lives of the underlying deferred tax assets. Except for items on which Alternative Minimum Tax may apply, we do not anticipate paying domestic federal income taxes for the foreseeable future. We will continue to incur state and local income taxes due to the manner in which they are determined.

We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the U.S. Aggregate unremitted earnings of foreign subsidiaries that are considered permanently reinvested and for which U.S. income taxes have not been provided totaled $49.2 million and $48.1 million as of December 31, 2008 and 2007, respectively.

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

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of our accumulated deficit. At December 31, 2008 and 2007, we have recorded approximately $6.4 million and $4.5 million, respectively in FIN 48 tax contingency reserves in our taxes payable accounts relating to tax positions we have taken during tax years that remain open for examination by tax authorities.

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in unrecognized tax benefits for the twelve months ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance at January 1,	$30,513	$30,965
Additions for tax positions of prior years	2,881	322
Additions for tax positions of current year	1,278	957
Reductions related to lapses of statute of limitations	(835)	(689)
Reductions for settlements	(4,409)	(1,042)

Balance at December 31,	$29,428	$30,513

The additions for tax positions of prior years and the current year are related to global transfer pricing and foreign tax credits.

The total amount of unrecognized tax benefits at December 31, 2008, that would affect the company’s effective tax rate, and not be offset by our valuation allowance, if recognized is $7.1 million. Of this amount, we have paid approximately $2.9 million related to India transfer pricing as required under Indian tax law. There is a reasonable possibility that unrecognized tax benefits will increase or decrease by December 31, 2009 due to a lapse in the statute of limitations for assessing tax, settlements of prior year’s uncertain tax positions, additional tax assessments and accruals related to our global transfer pricing. However, it is not possible to reasonably estimate a range of such potential increase or decrease.

We account for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2008 was $1.9 million. The total amount of accrued interest and penalties as of December 31, 2008 was $2.2 million.

Income tax expense for the twelve months ended December 31, 2008, includes $0.5 million of interest expense related to uncertain tax positions.

We or one of our subsidiaries file income tax returns in the United States (U.S.) federal jurisdiction and various state and foreign jurisdictions. We have open tax years for the U.S. federal return back to 1993 with respect to our net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, we are no longer subject to federal, state, local or foreign income tax examinations for years prior to 2004.

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

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	2008	2007	2006
United States	$148,490	$149,613	$159,420
International revenue:
Non-US Americas	5,605	6,486	11,045
Europe, Middle East and Africa	55,002	54,323	52,014
Greater Asia Pacific	46,716	49,888	57,198

Total international revenue	107,323	110,697	120,257

Total Revenue	$255,813	$260,310	$279,677

International revenue as a percent of total revenue.	42%	43%	43%

No individual customer accounted for more than 10% of our total revenues during 2008, 2007 or 2006.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	2008	2007
Americas (United States, Canada)	$22,097	$29,251
Europe, Middle East, Africa	137	113
Greater Asia Pacific	5,140	2,047

Total Long Lived Assets	$27,374	$31,411

15.    Related Parties

On January 1, 2009, Rick Clemmer, an outside director and presently the Chairman of our Audit Committee, became CEO of NXP Semiconductors. NXP is a customer, and has purchased maintenance and consulting services in each of the last 3 years. In each year, revenue from NXP accounted for less than 1% of our operating revenues.

16.    Subsequent Events

Debt Repurchases

On February 6, 2009, the Company entered into a Consent and Purchase Agreement (“Purchase Agreement”) with the beneficial owner (the “Holder”) of $58.1 million in aggregate principal amount of the Company’s outstanding 5% Senior Convertible Notes (“Notes”).

Pursuant to the Purchase Agreement, the Company agreed to purchase all of the Notes owned by the Holder as of February 6, 2009 (the “Holder’s Notes”) for a purchase price of $997.50 per $1,000.00 of original principal amount plus all accrued and unpaid interest thereon and the Holder irrevocably consented to the amendments and supplements set forth in the form of Second Supplemental Indenture between the Company and the Trustee attached to the Purchase Agreement. The amendments eliminated certain covenants from the indenture. The

i2 TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s total payment for the Holder’s Notes was $58.7 million, including accrued interest through the closing of this transaction on February 9, 2009. With the completion of the purchase of the Holder’s Notes and subsequent additional repurchases from other parties, $3.5 million in aggregate principal amount of the Notes remained outstanding as of February 28, 2009.

Restructuring

In the first quarter of 2009, we implemented a restructuring program involving a reduction of approximately 80 associates from our workforce. The associated severance cost in 2009 is estimated to be between $4 million and $5 million.