Form 10-Q
period 2009-03-31
I2 TECHNOLOGIES INC
filed 2009-05-07
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒ (not applicable to registrant)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, the Registrant had 21,986,133 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31, 2009	December 31, 2008
		(as restated, see Note 10)
ASSETS

Current assets:
Cash and cash equivalents	$157,659	$238,013
Restricted cash	8,921	5,777
Accounts receivable, net	22,980	25,846
Other current assets	7,418	9,477

Total current assets	196,978	279,113

Premises and equipment, net	4,035	4,915
Goodwill	16,684	16,684
Non-current deferred tax asset	5,846	7,289
Other non-current assets	3,371	5,024

Total assets	$226,914	$313,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,878	$4,855
Accrued liabilities	16,499	15,116
Accrued compensation and related expenses	11,489	18,679
Deferred revenue	58,597	53,028

Total current liabilities	90,463	91,678

Total long-term debt, net	—	64,520
Taxes payable	5,292	6,948

Total liabilities	95,755	163,146

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized 109 issued and outstanding at March 31, 2009 and December 31, 2008	106,706	106,591
Common stock, $0.00025 par value, 2,000,000 shares authorized, 21,983 and 21,895 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	6	5
Additional paid-in capital	10,480,786	10,498,453
Accumulated other comprehensive (loss) income	(1,531)	1,509
Accumulated deficit	(10,454,808)	(10,456,679)

Net stockholders’ equity	131,159	149,879

Total liabilities and stockholders’ equity	$226,914	$313,025

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as restated, see Note 10)
Revenues:
Software solutions	$10,203	$11,672
Services	26,753	28,842
Maintenance	19,420	22,063

Total revenues	56,376	62,577

Costs and expenses:
Cost of revenues:
Software solutions	1,697	2,615
Services	17,586	22,471
Maintenance	2,486	2,843
Amortization of acquired technology	—	4
Sales and marketing	9,908	11,950
Research and development	7,075	7,633
General and administrative	8,969	9,509
Amortization of intangibles	25	25
Restructuring charges and adjustments	3,006	—

Costs and expenses, subtotal	50,752	57,050
Intellectual property settlement, net	—	1,455

Total costs and expenses	50,752	58,505

Operating income	5,624	4,072

Non-operating income (expense), net:
Interest income	129	1,194
Interest expense	(899)	(1,860)
Foreign currency hedge and transaction losses, net	(541)	(141)
Loss on extinguishment of debt	(892)	—
Other (expense) income, net	(144)	717

Total non-operating (expense), net	(2,347)	(90)

Income before income taxes	3,277	3,982
Income tax expense	617	1,127

Net income	2,660	2,855

Preferred stock dividend and accretion of discount	789	776

Net income applicable to common stockholders	$1,871	$2,079

Net income per common share applicable to common stockholders:

Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Weighted-average common shares outstanding:

Basic	26,733	26,055
Diluted	26,785	26,441

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
		(as restated, see Note 10)
Comprehensive income:
Net income applicable to common stockholders	$1,871	$2,079

Other comprehensive income:
Foreign currency translation adjustments	(3,040)	1,706

Total other comprehensive (loss) income	(3,040)	1,706

Total comprehensive (loss) income	$(1,169)	$3,785

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as restated, see Note 10)
Cash flows from operating activities:
Net income	$2,660	$2,855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	84	172
Debt discount accretion	389	780
Loss on extinguishment of debt	892	—
Depreciation and amortization	787	935
Stock based compensation	2,577	2,903
Loss on disposal of premises and equipment	94	147
(Benefit) provision for bad debts charged to costs and expenses	(101)	106
Deferred income taxes	589	616
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	2,772	(2,223)
Other assets	(788)	(2,302)
Accounts payable	(956)	720
Taxes payable	(1,034)	1,320
Accrued liabilities	900	1,077
Accrued compensation and related expenses	(6,915)	(5,198)
Deferred revenue	5,744	6,988

Net cash provided by operating activities	7,694	8,896

Cash flows (used in) provided by investing activities:
Restrictions (placed) released on cash	(3,144)	1,193
Purchases of premises and equipment	(57)	(152)
Proceeds from sale of premises and equipment	5	12

Net cash (used in) provided by investing activities	(3,196)	1,053

Cash flows (used in) provided by financing activities:
Repurchase of debt and equity conversion feature	(84,813)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	10	52

Net cash (used in) provided by financing activities	(84,803)	52

Effect of exchange rates on cash	(49)	620

Net change in cash and cash equivalents	(80,354)	10,621
Cash and cash equivalents at beginning of period	238,013	120,978

Cash and cash equivalents at end of period	$157,659	$131,599

Supplemental cash flow information
Interest paid	$1,053	$—
Income taxes paid (net of refunds received)	$1,457	$(435)
Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$789	$776

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We are a provider of supply chain management solutions, consisting of various software and service offerings. Our service offerings include business optimization and licensed technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, and increasing operating velocity. Our offerings are designed to help customers better achieve the following critical operational objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 12, 2009 with the SEC (2008 Annual Report on Form 10-K).

Recent Accounting Pronouncements. In May 2008, the FASB issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP APB 14-1 was not permitted.

Our 5% Senior Convertible Notes (“Notes”) are within the scope of FSP APB 14-1. In the accompanying condensed financial statements, we reported the debt component of the Notes at fair value as of the date of issuance and amortized the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. The incremental non-cash expense associated with adoption for the three months ended March 31, 2009 and 2008 was $0.3 and $0.5 million, respectively, see Note 3, Borrowings and Debt Issuance Costs.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement in the first quarter of 2009 did not have a material impact on the Company’s financial statements, see Note 7, Commitments and Contingencies.

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired by us are reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments.

Historically, we have invested our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, taxable and tax-exempt variable-rate, fixed-rate obligations of corporations, federal, state and local governmental entities, and agencies. These investments are primarily denominated in U.S. Dollars.

Due to current economic volatility, we have elected to keep our cash balances in overnight funds comprised of a combination of Treasury and, government agency obligations. At the end of 2008 and during the first quarter of 2009, substantially all of our cash was held in Treasury and agency funds. We also held time deposits reported as cash and cash equivalents of $2.7 million and $1.8 million as of March 31, 2009, and December 31, 2008, respectively.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
		(as restated, see Note 10)
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	$—	$86,250
Unamortized discount on 5% notes	—	(21,730)

Total debt	$—	$64,520

Capitalized debt issuance costs, net	$—	$1,322

We recorded capitalized debt issuance costs, net of accumulated amortization, in other non-current assets. Prior to the repurchase of our 5% notes, these costs were being amortized over a five-year period beginning in November 2005.

In connection with the issuance of our 5% senior convertible notes, we issued certain warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be included in additional paid in capital in the stockholders’ equity portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity is that the 5% senior convertible notes were recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount was being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity.

We were required to adopt FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” in the three months ended March 31, 2009. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Based on our analysis of comparable nonconvertible debt issuances by similar-sized technology companies at or near the time of our debt issuance, we determined our borrowing rate would have been 9.5% for nonconvertible debt versus the stated 5% coupon rate of the Notes.

Upon adoption, we allocated the original debt proceeds between debt and the debt’s conversion feature based on the fair value of the conversion feature at issuance. This results in the debt being recorded at a discount to its face value. This discount is amortized as additional interest expense using the effective interest method over the 10-year life of the debt. The effect on our financial statements is to record additional non-cash interest expense in each historical period in which our Notes were outstanding. We also were required to reallocate our capitalized debt issuance costs between cost of debt and cost of equity based on the relative values of the debt and the conversion feature. The result of this change is to reduce the original balance of capitalized debt issuance costs, as well as to reduce the amortization of such costs in each historical period in which our Notes were outstanding. The accompanying condensed consolidated financial statements have been restated to reflect the net increase to non-cash expense and balance sheet reclassifications. See Note 10, Restatement of Financial Statements, for the effect of FSP APB 14-1 on the historical financial statements included herein.

On February 6, 2009, we entered into a Consent and Purchase Agreement (“Purchase Agreement”) with the beneficial owner (the “Holder”) of $58.1 million in aggregate principal amount of our outstanding 5% Senior Convertible Notes (“Notes”). Pursuant to the Purchase Agreement, we agreed to purchase all of the Notes owned by the Holder as of February 6, 2009 (the “Holder’s Notes”) for a purchase price of $997.50 per $1,000.00 of original principal amount plus all accrued and unpaid interest thereon and the Holder irrevocably consented to eliminate certain covenants associated with the Notes. Subsequent to purchasing the Holder’s Notes, we entered into a series of repurchase transactions at various prices with other holders. As of March 31, 2009, $875 of Notes remained outstanding, which was repurchased on April 21, 2009 and is included in accounts payable on our condensed consolidated balance sheet as of March 31, 2009.

At the time of repurchase, we were required by FSP APB 14-1 to assess the current fair value of the notes and the conversion feature and allocate the cost of repurchasing cost accordingly. Due to the lack of comparable issuances in the market at the time of repurchase, we looked to the average yield on “Triple-B-rated” US Corporate bonds and the yield on our bonds to their contractual put date in May 2010 based on the discounted repurchase price of the bonds to determine the current fair value of the Notes. The resulting fair value of the Notes approximates the restated carrying value of the Notes resulting in no reallocation of the repurchase cost between debt and equity.

The total cash paid for the debt repurchase of $84.8 million was allocated, based on respective fair values as required by FSP APB 14-1, $64.5 million to the repurchased debt and $20.3 million to the conversion feature included in equity.

The repurchase of the notes resulted in a loss on extinguishment of debt as follows:

Three months ended March 31, 2009
Face value of debt repurchased	$86,250
Unamortized discount	(1,090)
Debt issuance costs	(1,239)
Cash paid to repurchase debt	(84,813)

Loss on extinguishment of debt	$(892)

4. Restructuring Charges and Adjustments

Restructuring Plans. In current and prior periods, we implemented restructuring plans, which included the elimination of personnel as well as other targeted cost reductions. In the first quarter of 2009, we eliminated 79 positions, resulting in severance costs of $3.0 million.

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at March 31, 2009 and March 31, 2008.

	Employee Severance and Termination
	2009	2008
January 1,	$6	$283

Restructing plan expense	3,006	—
Cash payments	(1,776)	(108)

Remaining accrual balance at March 31,	$1,236	$175

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

Diluted net income per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible debt and convertible preferred stock using the if-converted method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. EITF 04-8 requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, the effect of our convertible debt is included in the calculation of diluted Earnings per Share (EPS). Convertible instruments are anti-dilutive when conversion would cause diluted earnings per share to be greater than basic earnings per share. The effect of our convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” under FASB No. 128 — Earnings per Share; therefore, it is similarly included in diluted income per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three months ended March 31, 2009 and March 31, 2008.

	March 31,
	2009	2008
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	21,931	21,450
Unissued vested RSUs to be included in basic	80	—
Participating convertible preferred stock	4,722	4,605

Total common and common equivalent shares outstanding using two-class method - basic	26,733	26,055

Effect of dilutive securities:
Outstanding stock option and share right awards	52	386
Weighted average common and common equivalent shares outstanding - diluted	26,785	26,441

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	3,618	3,145

Total anti-dilutive shares excluded from calculation	3,618	3,145

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended March 31,
	2009	2008
United States	$29,614	$38,366
International revenue:
Non-US Americas	1,883	979
Europe, Middle East and Africa	10,851	12,574
Greater Asia Pacific	14,028	10,658

Total international revenue	26,762	24,211

Total Revenue	$56,376	$62,577

International revenue as a percent of total revenue	47%	39%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	March 31, 2009	December 31, 2008
		(as restated, see Note 10)
United States	$19,392	$21,344
Europe, Middle East, Africa	124	137
Greater Asia Pacific	4,574	5,140

Total Long-lived Assets	$24,090	$26,621

7. Commitments and Contingencies

Derivative Action

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. The complaint is derivative in nature did not seek relief from the company, but did seek damages and other relief from the defendant officers and directors. The defendants moved to dismiss the complaint on December 28, 2007. On August 29, 2008, the court granted the motion to dismiss as to all defendants but Mr. Dubreville (one of our former officers). The case is still pending against Mr. Dubreville, and the Company remains as a nominal defendant.

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

Pursuant to these indemnification and cost-advancement agreements, we have advanced fees and expenses incurred by certain current and former directors, officers and employees in connection with the governmental investigations and actions related to the 2003 restatement of our consolidated financial statements and other matters. We incurred no such expenses during the three months ended March 31, 2009 and 2008.

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

India Tax Assessments

We currently are under income tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies, the taxability of certain payments received from our Indian customers, and our statutory qualification for a tax holiday. The tax authorities have assessed an aggregate of approximately $7.6 million for the Indian statutory fiscal years ended March 31, 2002 through March 31, 2005.

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

Pending resolution of these matters, we have paid approximately $3.1 million of the assessed amount and have arranged for $4.0 million in bank guarantees in favor of the Indian government in respect of a portion of the balance as required. The bank guarantees are supported by letters of credit issued in the United States. Cash that is collateralizing these letters of credit is reflected on our condensed consolidated balance sheet as restricted cash.

We expect subsequent tax years to be examined, assessments made similar to those discussed above, and no assurances can be given that these issues ultimately will be resolved in our favor. We continue to monitor and assess these issues as they progress through the relevant processes and believe that the ultimate resolution of these matters will not exceed the tax contingency reserves we have established for them.

Derivative Financial Instruments

On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of Statement 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied the requirements of Statement 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company utilizes a foreign currency risk mitigation program that uses foreign currency forward exchange contracts “(Contracts”) to economically reduce exposure to various amounts denominated in nonfunctional currencies. These foreign currency exposures typically arise from intercompany transactions, cash balances and accounts receivable held in non-functional currencies. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Although the Company does not designate these Contracts as hedges for accounting purposes, the objective of the program is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the Contracts.

Our Contracts generally settle within 30 days. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments pursuant to Statement 133. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to other current assets for unrealized gains and to accrued liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to other income(expense), net for both realized and unrealized gains and losses.

The US dollar equivalent amount of foreign currency forward contracts that were outstanding as of March 31, 2009 and 2008 was $34.2 million and $46.0 million, respectively. The net cash paid to counterparties for the Contracts settled during the period ended March 31, 2009 and 2008 was $0.8 million and $0.2 million, respectively. For the three month periods ended March 31, 2009 and 2008, the Company recorded realized losses on these contracts of $1.9 million and $0.2 million, respectively.

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

8. Stock-Based Compensation Plans.

For a description of our stock-based compensation plans, see Note 10, Stock-Based Compensation, in our Notes to Consolidated Financial Statements filed in our 2008 Annual Report on Form 10-K.

Stock-based compensation expense for the three-month periods ended March 31, 2009 and March 31, 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Services	$180	$611
Maintenance	46	69
Sales and marketing	798	626
Research and development	457	756
General and administrative	1,096	841

Total	$2,577	$2,903

Included in stock-based compensation expense was restricted stock expense of $0.9 million for the three-month periods ended March 31, 2009 and March 31, 2008.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that contain vesting provisions based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. The grant vested 33% on February 19, 2009 based on the increase of our Generally Accepted Accounting Principles (GAAP) EPS of more than 40% over the 2-year period from the close of calendar year 2006 to the close of calendar year 2008. The remaining 67% of the performance RSU grant shares are scheduled to vest on February 19, 2010, subject to the Company’s EPS as of the close of the 2009 calendar year increasing by 60% or more over the 2006 calendar year GAAP EPS. This would require achieving GAAP EPS of more than $1.31 in 2009.

We are required to assess whether the performance criteria are probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense, if any. Based on our current assessment of 2009 GAAP EPS vesting is not probable; therefore, the Company has not recorded compensation expense for this portion of this award in its 2008 or 2009 annual financial statements. Compensation expense of $0.2 million associated with the performance-based RSUs that vested on February 19, 2009 is reflected in our results of operations in the three-month period ended March 31, 2009.

In February 2009, we granted RSUs to two key employees that contain vesting provisions based on achieving specified performance criteria. The RSUs vest upon completion of the defined objectives as determined by the Board’s Compensation Committee in its sole discretion on or before December 31, 2010. Based on our assessment that vesting of the awards is probable as of March 31, 2009, we recognized compensation expense in the three-month period ended March 31, 2009 for the February 2009 RSUs based on the time period such awards were outstanding.

Fair values of stock options and shares are estimated at the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the below table.

	Three Months Ended March 31,
	2009	2008
Expected term (years)	*	4
Volatility factor	*	67%
Risk-free interest rate	*	2.62%
Dividend yield	*	0%

*	No stock options were issued in the three months ended March 31, 2009

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

We recognized income tax expense of approximately $0.6 million for the three months ended March 31, 2009 and $1.1 million for the three months ended March 31, 2008, representing effective income tax rates of 18.8% and 28.3%, respectively. The three months ended March 31, 2009 include a benefit resulting from adjustments to our global transfer pricing accruals, including the expiration of certain tax years related to international operations. The three months ended March 31, 2008 include the effect of a tax refund of approximately $1.0 million related to our international operations. Other factors that affect income tax expense include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $0.3 million for the three months ended March 31, 2009 and $0.5 million for the three months ended March 31, 2008. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Accordingly, our effective income tax rates during the three months ended March 31, 2009 and March 31, 2008 differ from the U.S. statutory rate primarily due to the discrete items discussed above and changes in our valuation allowance.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization is recorded in income tax expense. As a result of the expiration of the statute of limitations for assessing tax in certain foreign jurisdictions, during the period ended March 31, 2009, we recorded a net benefit related to accrued interest of approximately $0.3 million for the three months ended March 31, 2009. Accrued interest and penalties was approximately $1.9 million at March 31, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

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

10. Restatement of Financial Statements

As discussed in Note 3, Borrowings and Debt Issuance Costs, we adopted FSP APB 14-1 in the three months ended March 31, 2009. The accompanying condensed consolidated financial statements have been restated to reflect the resulting increase to non-cash expense and balance sheet reclassifications.

Following is a summary of the effects of the restatement described above (in thousands, except per share data).

Condensed Consolidated Balance Sheet

	As of December 31, 2008
	As Previously Reported	Adjustment	As Restated
Other non-current assets	5,775	(751)	5,024
Total assets	313,776	(751)	313,025

Total long-term debt, net	85,084	(20,564)	64,520
Total liabilities	183,710	(20,564)	163,146

Additional paid-in capital	10,472,323	26,130	10,498,453
Accumulated deficit	(10,450,362)	(6,317)	(10,456,679)

Condensed Consolidated Statement of Operations and Comprehensive Income

	As of March 31, 2008
	As Previously Reported	Adjustment	As Restated
Non-operating income (expense), net:
Interest expense	(1,238)	(622)	(1,860)
Other income, net	619	98	717
Total non-operating income (expense), net	434	(524)	(90)

Income before income taxes	4,506	(524)	3,982
Net income	3,379	(524)	2,855
Net income applicable to common stockholders	2,603	(524)	2,079

Net income per common share applicable to common stockholders:
Basic	$0.10	$(0.02)	$0.08
Diluted	$0.10	$(0.02)	$0.08

Total comprehensive income	4,309	(524)	3,785

Condensed Consolidated Statement of Cash Flows

	As of March 31, 2008
	As Previously Reported	Adjustment	As Restated
Net income	3,379	(524)	2,855
Amortization of debt issuance expense	270	(98)	172
Debt discount accretion	158	622	780
Net cash provided by operating activities	8,896	—	8,896

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

Beginning in the third quarter of 2008 and continuing through and beyond our first quarter of 2009, we have experienced purchasing delays and a reduction in maintenance services by some customers and prospects attributable to the current economic environment, uncertainties caused by the termination of our planned merger in the fourth quarter of 2008 and continued speculation about our future strategic direction. The current economic downturn may result in customers and prospects reducing their capital and maintenance expenditures, filing for bankruptcy protection or ceasing operations, which would negatively affect our bookings, revenue and cash flows.

•

We have implemented and continue to evaluate restructuring and reorganization initiatives, including a reduction in our workforce in the first quarter of 2009 and reorganization of our sales force. Failure to achieve the desired results of our restructuring and reorganization initiatives could harm our business, results of operations, cash flow and financial condition.

•	Our financial results have varied and may continue to vary significantly from quarter-to-quarter. We may fail to meet analysts and investors’ expectations.

•

We experienced negative cash flows for the quarters ended March 31, 2007, September 30, 2006 and March 31, 2006. A failure to maintain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business, impair our ability to support our operations and adversely affect our liquidity.

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

•	Loss of key personnel or our failure to attract, train, and retain certain additional personnel could negatively affect our operating results and revenues and seriously harm our company.

•	We face other risks indicated in Item 1A, “Risk Factors,” in the 2008 Annual Report on Form 10-K.

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

Overview

Nature of Operations

We are a provider of supply chain management solutions, consisting of various software and service offerings. Our service offerings include business optimization and licensed technical consulting, managed services, training, solution maintenance, software upgrades and development. We operate our business in one business segment. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, improving operational visibility, and increasing operating velocity. Our offerings are designed to help customers better achieve the following critical operational objectives:

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

Software Solutions. Software solutions revenue includes core license revenue, recurring license revenue, and fees received to develop the licensed functionality (for example, the provision of essential services). We recognize our software solutions revenues under SOP 97-2 or SOP 81-1 based on our evaluation of whether the associated services are essential to the licensed software as described within SOP 97-2. If the services are considered essential, revenue is generally recognized on a percentage of completion basis under SOP 81-1. Services are considered essential to the software when they involve significant modifications or additions to the software features and functionality. In such arrangements, the software license fees as well as the fees received for the performance of essential services are recognized as software solutions revenue. In addition, we have several subscription and other recurring revenue transactions, which are recognized ratably over the life of each contract.

Services. Services revenue is primarily derived from fees for services that are not essential to the software, including implementation, integration, training and consulting, and is generally recognized when services are performed. In addition, services revenue may include fees received from arrangements to customize or enhance previously purchased licensed software, when such services are not essential to the previously licensed software. Services revenue also includes reimbursable expense revenue, with the related costs of reimbursable expenses included in cost of services. Services revenue typically earns a lower margin than software solutions and other revenue types.

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

Key Performance Indicators and Operating Metrics

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors offer suites of applications, while most offer solutions designed to target specific processes or industries. We believe our principal competitors continue to strengthen, in part based on consolidation within the industry. In addition, our solutions-oriented approach, where services are more critical, increases our exposure to competition from offshore providers and consulting companies. All of these factors are creating pricing pressure for our software and service offerings. However, we believe our focus on a solutions-oriented approach that leverages our deep supply chain expertise differentiates us from our competitors.

In managing our business and reviewing our results, management focuses most intently on our cash generation process, including bookings, backlog, revenue, cash flow from operations and liquidity.

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

Total bookings for the three months ended March 31, 2009 and March 31, 2008 were $66.5 million and $66.4 million, respectively. The software solutions component of our bookings for the three months ended March 31, 2009 and March 31, 2008 were $24.1 million and $8.6 million, respectively, an increase of $15.5 million, or 180%. The increase from the first quarter of 2008 was driven by increased bookings associated with the performance of essential services, which are the services required to deliver and implement the contracted functionality associated with license agreements that will be accounted for under SOP 81-1. The essential services portion of software solutions bookings were $11.9 million higher in the first quarter of 2009 than in the first quarter of 2008.

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

	Three Months Ended		Twelve Months Ended
	March 31, 2009	March 31, 2008	December 31, 2008	December 31, 2007
Additions to Backlog:
Software Solutions Bookings	$24,062	$8,611	$29,812	$54,556
Platform Technology/Source Code Bookings	—	—	—	500

Net Additions to Backlog	24,062	8,611	29,812	55,056
Less: Software Solutions Revenue Recognized	10,203	11,672	46,852	47,721

Increase/(Decrease) in Backlog	$13,859	$(3,061)	$(17,040)	$7,335

Revenue. For the three months ended March 31, 2009, total revenue was down 10% or $6.2 million compared to the same period in 2008. As part of being a solutions-oriented provider, we have experienced a shift to a greater level of services revenue, which has partially offset our decline in software solutions and maintenance revenue. The changes in each category of our revenue are described below.

Software solutions revenue declined 13% or $1.5 million for the three months ended March 31, 2009 compared to the same period in 2008. The primary reason for the decline is a reduction in our recurring revenue, due to a license arrangement that was required to be recognized ratably over the 12 months ended December 31, 2008 based on its terms. That arrangement is subject to a maintenance agreement in 2009. Our software solutions revenue is heavily dependent on the amount of backlog at the beginning of each quarter. Our software solutions backlog increased in the first quarter of 2009, which was the first such increase since 2007. In order to increase our software solutions revenue in the future, we need to continue to increase our software solutions bookings.

Services revenue decreased 7% or $2.1 million for the three months ended March 31, 2009 when compared to the same period in 2008, which resulted from a 7% reduction in billable hours.

Maintenance revenue decreased 12% or $2.6 million for the three months ended March 31, 2009 when compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. This trend of lower renewal rates may continue if our customers reduce their expenditures during the current economic downturn.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held in foreign subsidiaries.

Our operating cash flow for the three months ended March 31, 2009 was approximately $7.7 million compared to cash flow from operations of $8.9 million in the three months ended March 31, 2008.

Our working capital was approximately $106.5 million at March 31, 2009 compared to $187.4 million for the period ended December 31, 2008. In the first quarter of 2009, we used $84.8 million to repurchase debt, see Note 3, Borrowings and Debt Issuance Cost.

The chart below shows the components of our working capital for the twelve months ended 2008 and the first quarter of 2009.

WORKING CAPITAL

	March 31, 2009	December 31, 2008
Total cash	$166,580	$243,790
Accounts receivable	22,980	25,846
Other current assets, net	7,418	9,477

Total current assets	196,978	279,113

Current liabilities	31,865	38,650
Deferred revenue	58,597	53,028
Current portion long-term debt	—	—

Total current liabilities	90,462	91,678

Working capital	$106,516	$187,435

Net cash	$166,579	$157,540

In addition to assessing our liquidity based on operating cash flow and working capital, management also considers our cash balances and our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus the face value of our debt.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the first quarter of 2009 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our 2008 Annual Report on Form 10-K.

Analysis of Financial Results – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Summary of First Quarter 2009 Results

•	Total revenue decreased $6.2 million from the same period in 2008

•	Total costs and expenses decreased $7.8 million from the same period in 2008

•	Net income applicable to common stockholders was $1.9 million compared to $2.1 million in the same period in 2008

•	Diluted earnings per share were $0.07 for the first quarter of 2009 and $0.08 for the first quarter of 2008

•	Cash flow from operations was $7.7 million versus cash flow from operations of $8.9 million in the 2008 period

•	Total bookings were $66.5 compared to $66.4 million from the same period in 2008

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2009 and March 31, 2008. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2009	Percent of Revenue	Three Months Ended March 31, 2008	Percent of Revenue	Change 2009 versus 2008
					Three months ended March 31
					$ Change	% Change
SOP 97-2 recognition	$574	1%	$376	1%	$198	53%
SOP 81-1 recognition	4,318	8%	5,068	8%	(750)	-15%
Recurring items	5,311	9%	6,228	10%	(917)	-15%

Total Software solutions	10,203	18%	11,672	19%	(1,469)	-13%
Services	26,753	48%	28,842	46%	(2,089)	-7%
Maintenance	19,420	34%	22,063	35%	(2,643)	-12%

Total revenues	$56,376	100%	$62,577	100%	$(6,201)	-10%

Software Solutions Revenue. Total software solutions revenue decreased 13% or $1.5 million for the three months ended March 31, 2009 compared to the same period in 2008. The components of the changes in software solutions revenue are explained below.

The primary cause of the increase in revenue recognized under SOP 97-2 for the three months ended March 31, 2009 is due to an increase in the size of contracts recognized from our backlog. During the three months ended March 31, 2009 we recognized revenue related to 4 contracts at an average of $ 0.14 million per contract compared to 7 contracts at an average of $0.05 million per contract in the comparable period of 2008.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed and milestones met during the applicable period on projects booked in both current and prior periods. During the three months ended March 31, 2009, we recognized revenue related to 16 projects at an average of $0.27 million per project compared to 16 projects at an average of $0.32 million in the comparable period of 2008.

Revenue from recurring items decreased by $0.9 million for the three months ended March 31, 2009 when compared to the same period in 2008. This decrease resulted from a license arrangement that was required to be recognized ratably over the 12 months ended December 31, 2008 based on its terms. That arrangement is subject to a maintenance agreement in 2009.

Services Revenue. Services revenue decreased 7% or $2.1 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of a 7% decline in overall billable hours.

Services revenue is dependent upon a number of factors, including:

•	the number, value and rate per hour of services transactions booked during the current and preceding periods,

•	the number and availability of service resources actively engaged on billable projects,

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off, and

•	the timing of cash payments when collectability is uncertain

Maintenance Revenue. Maintenance revenue decreased 12% or $2.6 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. This trend of lower renewal rates may continue if our customers reduce their expenditures during the current economic downturn.

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $26.8 million, or 47% of total revenue, in the three months ended March 31, 2009 compared to $24.2 million, or 39% of total revenue, in the same period in 2008. In the three months ended March 31, 2009, we signed and began generating revenue on multiple agreements with customers in Japan.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

Assuming a constant level of rupee expenditures in 2009 as we experienced in 2008, the impact of the depreciation in the value of the rupee when compared to the dollar was approximately $1.3 million less expense for the three months ended March 31, 2009.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2009 and March 31, 2008. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2009	Gross Margin	Three Months Ended March 31, 2008	Gross Margin	Change 2009 versus 2008
					Three months ended March 31
					$ Change	% Change
Software solutions	$1,697	83%	$2,615	78%	$(918)	-35%
Services	17,586	34%	22,471	22%	(4,885)	-22%
Maintenance	2,486	87%	2,843	87%	(357)	-13%
Amortization of acquired technology	—	—	4	—	(4)	-100%

Total cost of revenues	$21,769		$27,933		$(6,164)	-22%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions decreased 35% or $0.9 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily because of a decrease in the number of hours worked on projects requiring essential services.

During the three months ended March 31, 2009 and March 31, 2008, the costs attributable to the performance of essential services related to SOP 81-1 was $1.2 million and $1.9 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 22% or $4.9 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily related to implementing cost savings measures focused on our non-billable expenses, including a decrease in employee related costs of $2.2 million, travel and entertainment of $1.1 million and contractor costs of $0.8 million.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades and enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 13% or $0.4 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily related to a decrease in employee-related costs.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31, 2009	Percent of Revenue	Three Months Ended March 31, 2008	Percent of Revenue	Change 2009 versus 2008
					Three months ended March 31
					$ Change	% Change
Sales and marketing	$9,908	18%	$11,950	19%	$(2,042)	-17%
Research and development	7,075	13%	7,633	12%	(558)	-7%
General and administrative	8,969	16%	9,509	15%	(540)	-6%
Amortization of intangibles	25	—	25	—	—	0%
Restructuring charges and adjustments	3,006	—	—	—	3,006	100%

Costs and expenses, subtotal	28,983		29,117		(134)	0%
Intellectual property settlement, net	—		1,455		(1,455)	-100%

Total operating expense	$28,983		$30,572		$(1,589)	-5%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended March 31, 2009, the decrease in sales and marketing expense consists of a decrease in employee related costs of $1.5 million and a decrease in travel and entertainment of $0.5 million.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related and facility related costs. For the three months ended March 31, 2009, our average research and development headcount decreased 5% compared to the same period in 2008, resulting in a $0.2 million decrease in employee-related costs. This contributed to the 6% or $0.5 million decrease in research and development expense.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended March 31, 2009 decreased 6% or $0.5 million compared to the same period in 2008. A reduction in professional fees of $0.3 million contributed to this decrease.

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

Restructuring Expense. During the three months ended March 31, 2009 we had $3.0 million in restructuring expense related to the involuntary termination of 79 associates and no expense in the three months ended March 31, 2008.

Non-Operating Income (Expense), Net

For the three months ended March 31, 2009 and March 31, 2008, non-operating income (expense), net, was as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Change 2009 versus 2008
			Three months ended March 31
			$ Change	% Change
		(as restated, see Note 10)
Interest income	$129	$1,194	$(1,065)	-89%
Interest expense	(899)	(1,860)	(961)	-52%
Foreign currency hedge and transaction losses, net	(541)	(141)	(400)	284%
Loss on extinguishment of debt	(892)	—	(892)	100%
Other income (expense), net	(144)	717	(861)	120%

Total non-operating (expense), net	$(2,347)	$(90)	$(2,257)	2515%

Total non-operating (expense) increased $2.3 million for the three months ended March 31, 2009 as compared to the same period in 2008.

Interest income decreased in the three-month period ended March 31, 2009, compared to the same period in 2008 due to lower yields on average cash balances, partially offset by higher average cash balances. For the three months ended March 31, 2009, average cash balances increased 50.6%. The average rate earned for the three months ended March 31, 2009, was 0.19%, and for March 31, 2008, was 3.21%. The lower interest rates are due to changes in the general direction of market interest rates in the U.S., where the majority of our cash is held, and a change in the mix of our holdings. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in the Federal Funds rate. The Federal Funds rate decreased from 2.25% at March 31, 2008, to between 0.00% and 0.25% at March 31, 2009. Additionally, due to volatility in the capital markets, beginning in the third quarter of 2008 we chose not to invest in commercial paper and instead held our cash in money market instruments, comprised of a combination of Treasury and government agency obligations. At the end of 2008 and during the first quarter of 2009, substantially all of our cash was held in Treasury and agency securities.

Interest expense decreased $1.0 million in the period ended March 31, 2009 as compared to the same period in 2008. The decline is primarily due to the Convertible Notes repurchases; see Note 3, Borrowings and Debt Issuance Cost. The incremental non-cash interest expense associated with the adoption of FSP APB 14-1 for the three months ended March 31, 2009 and 2008 is $0.3 million and $0.6 million respectively.

The repurchase of the notes resulted in a $0.9 million loss on extinguishment of debt.

The change in other income (expense) is primarily related to a refund of payroll tax interest of $0.7 million received in the first quarter of 2008. The incremental non-cash other income associated with the adoption of FSP APB 14-1 for the three months ended March 31, 2009 and 2008 is $0.05 million and $0.1 million respectively.

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

Provision for Income Taxes

We recognized income tax expense of approximately $0.6 million for the three months ended March 31, 2009 and $1.1 million for the three months ended March 31, 2008, representing effective income tax rates of 18.8% and 28.3%, respectively. The three months ended March 31, 2009 include a benefit resulting from adjustments to our global transfer pricing accruals, including the expiration of certain tax years related to international operations. The three months ended March 31, 2008 include the effect of a tax refund of approximately $1.0 million related to our international operations. Other factors that affect income tax expense include, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment, research and development tax credits, and the effect of foreign withholding taxes. Income tax expense included the effect of foreign withholding taxes of $0.3 million for the three months ended March 31, 2009 and $0.5 million for the three months ended March 31, 2008. Foreign withholding taxes are recorded when incurred, normally upon receipt of payments from certain non-US customers, and affect our income tax expense due to our domestic valuation allowance. Our effective income tax rates during the three months ended March 31, 2009 differs from the U.S. statutory rate primarily due to changes in our valuation allowance and the aforementioned expiration of the statute of limitations in certain foreign jurisdictions. Our effective tax rate during the three months ended March 31, 2008 differed from the U.S. statutory rate primarily due to the discrete items discussed above and changes in our valuation allowance and the tax refund received related to our foreign operations.

Contractual Obligations

During the three-month period ended March 31, 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2008 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $106.5 million at March 31, 2009 compared to $187.4 million at December 31, 2008, a reduction of $80.9 million or 43%. The reduction in working capital was principally attributable to the cash required for the convertible note repurchases during the first quarter of 2009. The reduction resulted from an $82.1 million decrease in current assets (comprised of a decrease of $77.2 million in cash, including restricted cash, a decrease of $2.1 million in other current assets and a decrease of $2.9 million in accounts receivable). This decrease in current assets was partially offset by a decrease in current liabilities of $1.2 million (comprised of an increase in deferred revenue of $5.6 million and an increase in accrued liabilities of $1.4 million offset by a decrease in accounts payable of $1.0 million and a decrease in accrued compensation and related expenses of $7.2 million).

Our working capital balance at March 31, 2009 and December 31, 2008 included deferred revenue. At March 31, 2009 and December 31, 2008, we had approximately $58.6 million and $53.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents decreased $80.4 million during the three months ended March 31, 2009. This decrease is primarily the result of cash used in financing activities of $84.8 million; see Note 3, Borrowings and Debt Issuance Cost.

During the three months ended March 31, 2009, cash provided by operating activities was approximately $7.7 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis.

Cash used in investing activities was approximately $3.2 million during the three months ended March 31, 2009 due to an increase in restricted cash of approximately $3.1 million.

During the three months ended March 31, 2009, cash used in financing activities was $84.8 million. The cash used is related to the convertible note repurchases during the first quarter of 2009.

At March 31, 2009, we had a net cash balance of $166.6 million compared to a net cash balance of $157.5 million at December 31, 2008. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus our total short-term and long-term debt. As of March 31, 2009, $6.5 million in letters of credit were outstanding and $8.9 million in restricted cash was pledged as collateral.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 47% and 39% for the three months ended March 31, 2009 and March 31, 2008, respectively,. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency risk mitigation program that uses foreign currency forward exchange contracts to reduce the exposure to various amounts denominated in non-functional currencies. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. As of March 31, 2009 and 2008, the weighted-average yield on cash and cash equivalent balances was 0.19% and 3.21%, respectively.

Credit Risk. Financial assets that potentially subject us to a concentration of credit risk consist principally of investments and accounts receivable. Cash on deposit is held with financial institutions with high credit standings. Investments are generally in money market funds comprised of a combination of Treasury and government agency obligations. We limit our investment in individual funds and with individual financial institutions to mitigate risk. We attempt to limit our restricted cash and cash balances held in foreign locations.

Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for significant customers and maintain reserves for potential losses. In certain situations we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to reduce the effects of the foreign exchange risks associated with receivables denominated in non-functional currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved. One of our large customers filed for bankruptcy and began liquidation proceedings in the three months ended March 31, 2009. We did not have a bad debt exposure associated with this customer because we had previously identified the potential collection risk and consequently only recognized revenue upon receipt of cash.

The current unprecedented disruptions in the financial markets may adversely affect the availability of credit already arranged and the availability and cost of credit in the future, which could result in bankruptcy or insolvency for customers, which would affect our cash collections from our accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and globally.

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a) Exhibits

Exhibit Number	Description
3.1(ii)*	Amended and Restated Bylaws of i2 Technologies, Inc., as amended through January 26, 2009 (filed as Exhibit 3.1 to i2’s Current Report on Form 8-K filed on January 27, 2009).

4.1*	Second Supplemental Indenture, dated as of February 6, 2009 to 5% Senior Convertible Notes due 2015 Indenture, dated as of November 23, 2005, between i2 Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to i2’s Current Report on Form 8-K filed on February 6, 2009).

10.1*	Employment Agreement dated January 19, 2009 between i2 Technologies, Inc. and Jackson L. Wilson, Jr. (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on January 21, 2009).

10.2*	Consent and Purchase Agreement between i2 Technologies, Inc. and Highbridge International LLC entered into as of February 6, 2009 (filed as Exhibit 99.1 to i2’s Current Report on Form 8-K filed on February 6, 2009).

10.3*	Form of Executive Retention Amendment Agreement between i2 and certain of its executive officers (filed as Exhibit 10.42 to i2’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4*	Third Amendment to Executive Retention Agreement between the Company and Michael J. Berry (filed as Exhibit 10.43 to i2’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.5*	Form of Amendment Agreement to the Restricted Stock Unit Issuance Agreement (filed as Exhibit 10.45 to i2’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.6*	Restricted Stock Unit Issuance Agreement dated February 17, 2009 with Jackson L. Wilson, Jr. (filed as Exhibit 10.1 to i2’s Current Report on Form 8-K filed on February 20, 2009).

10.7*	Restricted Stock Unit Issuance Agreement dated February 17, 2009 with Michael J. Berry (filed as Exhibit 10.2 to i2’s Current Report on Form 8-K filed on February 20, 2009).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Jackson L. Wilson, Jr., Chief Executive Officer of i2.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jackson L. Wilson, Jr., Chief Executive Officer of i2.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President and Chief Financial Officer of i2.

*	Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

May 7, 2009	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)