Form 10-Q
period 2009-06-30
I2 TECHNOLOGIES INC
filed 2009-08-07
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐  (not applicable to registrant)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, the Registrant had 22,426,471 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30, 2009	December 31, 2008
		(as restated, see Note 10)
ASSETS
Current assets:
Cash and cash equivalents	$174,878	$238,013
Restricted cash	6,654	5,777
Accounts receivable, net	20,989	25,846
Other current assets	7,203	9,477

Total current assets	209,724	279,113

Premises and equipment, net	3,772	4,915
Goodwill	16,684	16,684
Non-current deferred tax asset	5,312	7,289
Other non-current assets	3,789	5,024

Total assets	$239,281	$313,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,587	$4,855
Accrued liabilities	14,768	15,116
Accrued compensation and related expenses	14,239	18,679
Deferred revenue	52,202	53,028

Total current liabilities	84,796	91,678

Total long-term debt, net	—	64,520
Taxes payable	5,503	6,948

Total liabilities	90,299	163,146

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized 111 issued and outstanding at June 30, 2009 and 109 issued and outstanding at December 31, 2008	108,177	106,591
Common stock, $0.00025 par value, 2,000,000 shares authorized, 22,063 and 21,895 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	6	5
Additional paid-in capital	10,483,619	10,498,453
Accumulated other comprehensive income	2,196	1,509
Accumulated deficit	(10,445,016)	(10,456,679)

Net stockholders’ equity	148,982	149,879

Total liabilities and stockholders’ equity	$239,281	$313,025

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as restated, see Note 10)		(as restated, see Note 10)
Revenues:
Software solutions	$15,269	$12,569	$25,472	$24,241
Services	23,598	30,508	50,351	59,350
Maintenance	18,188	21,651	37,608	43,713

Total revenues	57,055	64,728	113,431	127,304

Costs and expenses:
Cost of revenues:
Software solutions	2,625	2,874	4,322	5,488
Services	14,990	23,624	32,576	46,095
Maintenance	2,137	2,655	4,623	5,498
Amortization of aquired technology	—	—	—	4
Sales and marketing	9,047	13,072	18,956	25,022
Research and development	6,689	7,541	13,764	15,174
General and administrative	8,294	10,919	17,263	20,428
Amortization of intangibles	—	25	25	50
Restructuring charges and adjustments	(11)	—	2,995	—

Costs and expenses, subtotal	43,771	60,710	94,524	117,759
Intellectual property settlement, net	192	(81,315)	192	(79,860)

Total costs and expenses (benefit)	43,963	(20,605)	94,716	37,899

Operating income	13,092	85,333	18,715	89,405

Non-operating income (expense), net:
Interest income	66	932	196	2,127
Interest expense	—	(1,864)	(899)	(3,725)
Foreign currency hedge and transaction losses, net	(290)	(464)	(831)	(605)
Loss on extinguishment of debt	—	—	(892)	—
Other income (expense), net	64	(236)	(79)	481

Total non-operating expense, net	(160)	(1,632)	(2,505)	(1,722)

Income before income taxes	12,932	83,701	16,210	87,683
Income tax expense	2,344	2,714	2,961	3,842

Net income	10,588	80,987	13,249	83,841

Preferred stock dividend and accretion of discount	797	776	1,586	1,552

Net income applicable to common stockholders	$9,791	$80,211	$11,663	$82,289

Net income per common share applicable to common stockholders:
Basic	$0.37	$3.07	$0.44	$3.16
Diluted	$0.36	$3.03	$0.43	$3.11

Weighted-average common shares outstanding:
Basic	26,814	26,105	26,774	26,080
Diluted	27,166	26,475	26,886	26,459

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as restated, see Note 10)		(as restated, see Note 10)
Comprehensive income:
Net income applicable to common stockholders	$9,791	$80,211	$11,663	$82,289

Other comprehensive income:
Foreign currency translation adjustments	3,727	(2,019)	687	(313)

Total other comprehensive income (loss)	3,727	(2,019)	687	(313)

Total comprehensive income	$13,518	$78,192	$12,350	$81,976

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
		(as restated, see Note 10)
Cash flows from operating activities:
Net income	$13,249	$83,841
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	84	344
Debt discount accretion	389	1,565
Loss on extinguishment of debt	892	—
Depreciation and amortization	1,494	1,850
Stock based compensation	5,045	5,872
Loss on disposal of premises and equipment	234	144
(Benefit) provision for bad debts charged to costs and expenses	(24)	173
Deferred income taxes	1,465	1,398
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	4,795	(4,033)
Other assets	2,634	(86,212)
Accounts payable	(1,414)	1,769
Taxes payable	(865)	2,055
Accrued liabilities	(405)	1,178
Accrued compensation and related expenses	(4,535)	(119)
Deferred revenue	(702)	10,575

Net cash provided by operating activities	22,336	20,400

Cash flows (used in) provided by investing activities:
Restrictions (placed) released on cash	(877)	1,788
Purchases of premises and equipment	(622)	(562)
Proceeds from sale of premises and equipment	68	17

Net cash (used in) provided by investing activities	(1,431)	1,243

Cash flows (used in) provided by financing activities:
Repurchase of debt and equity conversion feature	(84,814)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	375	112

Net cash (used in) provided by financing activities	(84,439)	112

Effect of exchange rates on cash	399	328

Net change in cash and cash equivalents	(63,135)	22,083
Cash and cash equivalents at beginning of period	238,013	120,978

Cash and cash equivalents at end of period	$174,878	$143,061

Supplemental cash flow information
Interest paid	$1,053	$2,156
Income taxes paid (net of refunds received)	$3,078	$882

Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$1,586	$1,552

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We operate our business in one segment, supply chain management solutions, that are designed to help enterprises optimize business processes both internally and among trading partners. We are a provider of supply chain management solutions, consisting of various software and service offerings. Our service offerings include business optimization and licensed technical consulting, managed services, training, solution maintenance, software upgrades and development. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, and improving operational visibility. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand while considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

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

Our 5% Senior Convertible Notes (“Notes”) were within the scope of FSP APB 14-1. In the accompanying condensed financial statements, we reported the debt component of the Notes at fair value as of the date of issuance and amortized the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard resulted in a decrease to net income and earnings per share for all prior periods presented; however, there is no effect on our cash interest payments. The incremental non-cash expense associated with adoption for the three months ended June 30, 2008 was $0.5 million and was zero for the three months ended June 30, 2009 due to the repurchase of the Notes. The incremental non-cash expense associated with adoption for the six months ended June 30, 2009 and 2008 was $0.3 and $1.0 million, respectively, see Note 10, Restatement of Financial Statements.

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

In January 2009, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The adoption of this provision in the six months ended 2009 had no effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company has adopted the provisions of FSP FAS 107-1 and APB 28-1. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Accordingly, the Company adopted SFAS No. 165 as of June 30, 2009 and evaluated its financial statements for subsequent events through August 7, 2009, the filing date of our financial statements. The Company is not aware of any such events, which would require recognition or disclosure in the financial statements.

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

2. Investment Securities

Short-term time deposits and other liquid investments in debt securities with original maturities of less than three months when acquired are reported as cash and cash equivalents on our condensed consolidated balance sheet. Based on their maturities, interest rate movements do not affect the balance sheet valuation of these investments.

Historically, we have invested our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, taxable and tax-exempt variable-rate, fixed-rate obligations of corporations, federal, state and local government entities, and agencies. These investments are primarily denominated in U.S. Dollars.

Due to current economic volatility, we have elected to keep our cash balances in overnight funds comprised of a combination of Treasury and government agency money market mutual funds (“MMMF”). These MMMF have the stated goal of maintaining a net asset value of $1 per share and their interest rate resets daily to achieve this goal. These MMMF are considered Level 1 securities because they are actively traded and they are valued on our condensed consolidated balance sheets at quoted market prices. The balances held as MMMF reported as cash and cash equivalents were $167.1 million and $230.0 million as of June 30, 2009 and December 31, 2008, respectively. The balances held as time deposits reported as cash and cash equivalents were $1.6 million and $1.8 million as of June 30, 2009 and December 31, 2008, respectively.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
		(as restated, see Note 10)
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	—	86,250
Unamortized discount on 5% notes	—	(21,730)

Total debt	$—	$64,520

Capitalized debt issuance costs, net	$—	$1,322

We recorded capitalized debt issuance costs, net of accumulated amortization, in other non-current assets and were amortizing these costs over a five-year period, beginning in November 2005.

We were required to adopt FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) on January 1, 2009. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Based on our analysis of comparable nonconvertible debt issuances by similar-sized technology companies at or near the time of our debt issuance, we determined our borrowing rate would have been 9.5% for nonconvertible debt versus the stated 5% coupon rate of the Notes.

Upon adoption, we allocated the original debt proceeds between debt and the debt’s conversion feature based on the fair value of the liability component at issuance. This results in the debt being recorded at a discount to its face value. This discount is amortized as additional interest expense using the effective interest method over the 10-year life of the debt, which is the estimated life of a similar debt instrument without a related equity conversion feature. The effect on our financial statements is to record additional non-cash interest expense in each historical period in which our Notes were outstanding. We also were required to reallocate our capitalized debt issuance costs between cost of debt and cost of equity based on the relative values of the debt and the conversion feature. The result of this change is to reduce the original balance of capitalized debt issuance costs, as well as to reduce the amortization of such costs in each historical period in which our Notes were outstanding. The accompanying condensed consolidated financial statements have been restated to reflect the net increase to non-cash expense and balance sheet reclassifications. See Note 10, Restatement of Financial Statements, for the effect of FSP APB 14-1 on the historical financial statements included herein.

As of June 30, 2009, all Notes have been repurchased, the majority of which occurred in the first quarter of 2009. The total cash paid for the debt repurchase of $84.8 million was allocated, based on the fair values of the liability component as required by FSP APB 14-1, $64.5 million to the repurchased debt and $20.3 million to the conversion feature included in equity.

In connection with the issuance of our 5% senior convertible notes, we issued 484,449 warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be included in additional paid in capital in the stockholders’ equity portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity was that the 5% senior convertible notes were recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount was being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity. All of the warrants remain outstanding as of June 30, 2009.

4. Restructuring Charges and Adjustments

Restructuring Plans. In prior periods, we implemented restructuring plans, which included the elimination of personnel as well as other targeted cost reductions. See Note 11, Restructuring Charges and Adjustments, in our Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for a description of our previous restructuring plans. In the first quarter of 2009, we eliminated approximately 80 positions, resulting in severance costs of $3.0 million.

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at June 30, 2009 and June 30, 2008.

	Employee Severance and Termination
	2009	2008
January 1,	$6	$283

Restructuring charges	3,006	—
Cash payments	(1,776)	(108)

Remaining accrual balance at March 31,	$1,236	$175

Adjustments to restructuring plans	(11)	—
Cash payments	(1,101)	(46)

Remaining accrual balance at June 30,	$124	$129

5. Net Income Per Common Share

Net Income Per Common Share. Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Our Series B Convertible Preferred Stock is a participating security because in the event dividends are declared on our common stock it participates in those dividends on a 1:1 ratio on an as converted basis. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income per common share when the effect is dilutive. Accordingly, for the periods presented, the effect of the convertible preferred stock is included in the calculation of basic net income per common share.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three and six months ended June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	22,012	21,500	21,972	21,475
Unissued vested RSUs to be included in basic	80	—	80	—
Participating convertible preferred stock	4,722	4,605	4,722	4,605

Total common and common equivalent shares outstanding using two-class method - basic	26,814	26,105	26,774	26,080

Effect of dilutive securities:
Outstanding stock option and share right awards	352	370	112	379
Weighted average common and common equivalent shares outstanding - diluted	27,166	26,475	26,886	26,459

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	2,897	3,723	3,334	3,612

Total anti-dilutive shares excluded from calculation	2,897	3,723	3,334	3,612

6. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions, that are designed to help enterprises optimize business processes both internally and among trading partners. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer (CEO), in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$28,566	$36,058	$58,180	$74,425
International revenue:
Non-US Americas	1,522	1,297	3,405	2,276
Europe, Middle East and Africa	11,488	15,294	22,339	27,867
Greater Asia Pacific	15,479	12,079	29,507	22,736

Total international revenue	28,489	28,670	55,251	52,879

Total Revenue	$57,055	$64,728	$113,431	$127,304

International revenue as a percent of total revenue	50%	44%	49%	42%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	June 30, 2009	December 31, 2008
		(as restated, see Note 10)
United States	$19,251	$21,344
Europe, Middle East and Africa	125	137
Greater Asia Pacific	4,870	5,140

Total Long-lived Assets	$24,246	$26,621

7. Commitments and Contingencies

Derivative Action

On October 23, 2007, a purported shareholder derivative lawsuit was filed in the Delaware Chancery Court against certain of our current and former officers and directors, naming the company as a nominal defendant. The complaint, originally entitled John McPadden, Sr. v. Sanjiv S. Sidhu, Stephen Bradley, Harvey B. Cash, Richard L. Clemmer, Michael E. McGrath, Lloyd G. Waterhouse, Jackson L. Wilson, Jr., Robert L. Crandall and Anthony Dubreville and i2 Technologies, Inc., alleges breach of fiduciary duty and unjust enrichment based upon allegations that the company sold its wholly-owned subsidiary, Trade Services Corporation, for an inadequate price in 2005. Since the filing of the complaint, Eugene Singer has been substituted for John McPadden as plaintiff. The defendants moved to dismiss the complaint on December 28, 2007. On August 29, 2008, the court granted the motion to dismiss as to all defendants but Mr. Dubreville (one of our former officers). The complaint, derivative in nature, does not seek relief from the company, but does seek damages and other relief from the sole remaining defendant, Mr. Dubreville. On June 23, 2009, a related derivative action was filed in the Superior Court for the State of California, County of San Diego, styled Eugene Singer v. Sunrise Ventures, LLC; James A. Simpson; Trade Service Holdings LLC; Trade Service Holdings, Inc.; Steven Borgardt; and Does 1-50; and i2 Technologies, Inc as a nominal defendant. This action purports to arise out of the same set of facts as the aforementioned Singer v. Dubreville action pending in Delaware, and asserts a claim for aiding and abetting breach of fiduciary duty. The complaint, derivative in nature, does not seek relief from the company, but does seek damages and other relief from the named defendants.

Shareholder Class Action Lawsuits

On August 11, 2008, two suits were filed in state district court in Texas against (among others) the Company and certain members of its Board of Directors. Each of the two suits sought injunctive relief prohibiting the closing of the sale of the Company’s common stock to an affiliate of JDA Software Group, Inc. (“JDA”), and each of the named plaintiffs purported to represent a class of holders of the Company’s common stock. One of the two suits was thereafter dismissed by the plaintiff; the other, styled John D. Norsworthy, on Behalf of Himself and All Others Similarly Situated, v. i2 Technologies, Inc., et al., remained pending in the 134th District Court of Dallas County, Texas. On November 5, 2008, the District Court held a hearing on Plaintiff Norsworthy’s motion for a temporary restraining order, and at the conclusion of the hearing denied the motion in its entirety. On May 29, 2009, Mr. Norsworthy non-suited this action as to all defendants.

Oracle Litigation

On April 29, 2009, the Company filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. We incurred expenses related to this matter of $0.2 million for the three and six months ended June 30, 2009.

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

We may continue to advance fees and expenses incurred by certain current and former directors, officers and employees in the future. The maximum potential amount of future payments we could be required to make under these indemnification and cost-advancement agreements is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred $0.2 million of expenses during the three and six months ended June 30, 2009.

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

India Tax Assessments

We currently are under income tax examinations in India primarily related to our intercompany pricing for services rendered by our Indian subsidiary to other i2 companies, the taxability of certain payments received from our Indian customers, and our statutory qualification for a tax holiday. The tax authorities have assessed an aggregate of approximately $8.1 million for the Indian statutory fiscal years ended March 31, 2002 through March 31, 2005.

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

Pending resolution of these matters, we have paid approximately $3.0 million of the assessed amount and have arranged for $4.2 million in bank guarantees in favor of the Indian government in respect of a portion of the balance as required. The bank guarantees are supported by letters of credit issued in the United States. Cash that is collateralizing these letters of credit is reflected on our condensed consolidated balance sheet as restricted cash.

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

Our Contracts generally settle within 30 days, maturing at month end. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments pursuant to Statement 133. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to other current assets for unrealized gains and to accrued liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to other income (expense), net, for both realized and unrealized gains and losses.

The tables below summarize the Company’s outstanding forward contracts held in USD functional currency.

	June 30, 2009		December 31, 2008
	Notional	Estimated Fair Value*	Notional	Estimated Fair Value*
Commitments to purchase foreign currency	$35,118	$—	$41,399	$—
Commitments to sell foreign currency	76	—	1,133	—

Total	$35,194	$—	$42,532	$—

	Location	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments		2009	2008	2009	2008
Foreign Currency Forward Contracts	Other Income(Expense)	2,338	$(1,468)	$467	$(1,657)

*	Estimated fair value is zero due to contracts maturing at end of month.

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

Stock-based compensation expense for the three and six months ended June 30, 2009 and June 30, 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Services	$201	$432	$381	$1,043
Maintenance	49	61	95	130
Sales and marketing	549	760	1,348	1,386
Research and development	477	627	935	1,382
General and administrative	1,191	1,090	2,286	1,931

Total	$2,467	$2,970	$5,045	$5,872

Included in stock-based compensation expense was restricted stock expense of $1.3 million and $1.0 million for the three-month periods ended June 30, 2009 and June 30, 2008, respectively, and $2.2 million and $1.9 million for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that contain vesting provisions based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. The grant vested 33% on February 19, 2009 based on the increase of our Generally Accepted Accounting Principles (GAAP) EPS of more than 40% over the 2-year period from the close of calendar year 2006 to the close of calendar year 2008. The remaining 67% of the performance RSU grant shares are scheduled to vest on February 19, 2010, subject to the Company’s EPS as of the close of the 2009 calendar year increasing by 60% or more over the 2006 calendar year GAAP EPS. This would require achieving GAAP EPS of more than $1.20 in 2009.

We are required to assess whether the performance criteria are probable of being achieved, and only recognize compensation expense if the vesting is considered probable. On a quarterly basis, we assess whether vesting is probable and based on that assessment record the appropriate expense, if any. Based on our current assessment of 2009 GAAP EPS vesting is not probable; therefore, the Company has not recorded compensation expense for the remaining unvested portion of this award in its 2008 or 2009 annual financial statements.

In February 2009, we granted RSUs to two key executives that contain vesting provisions based on achieving specified performance criteria. The RSUs vest upon completion of the defined objectives as determined by the Board’s Compensation Committee in its sole discretion on or before December 31, 2010. In April 2009, we granted RSUs to additional key employees that contain vesting provisions based on achieving specified performance criteria. The RSUs vest upon completion of the defined objectives for each year as determined by the Board’s Compensation Committee in its sole discretion as to one-third of the shares per year on or before December 31, 2009, 2010 and 2011. Based on our assessment that vesting of the awards is probable as of June 30, 2009, we recognized compensation expense in the six-month period ended June 30, 2009 for the performance based 2009 RSUs based on the time period such awards were outstanding.

Fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options Three Months Ended June 30,		Stock Options Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	4	4	4	4
Volatility factor	65%	66%	65%	67%
Risk-free interest rate	1.97%	2.95%	1.97%	2.74%
Dividend yield	0%	0%	0%	0%

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

We recognized income tax expense of approximately $2.3 million and $2.7 million for the three months ended June 30, 2009 and 2008, respectively, representing effective income tax rates of 18.1% and 3.2%, for the corresponding periods. We recognized income tax expense of approximately $3.0 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively, representing effective income tax rates of 18.3% and 4.3% for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months and six months ended June 30, 2009 and June 30, 2008 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.3 million for the three months ended June 30, 2009 and $0.6 million for the three months ended June 30, 2008 and $0.6 million for the six months ended June 30, 2009 and $1.1 million for the three months ended June 30, 2008. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments that are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withholding taxes increase our income tax expense.

During the six months ended June 30, 2008, we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. We recorded federal and state alternative minimum tax (AMT) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the three months and six months ended June 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these AMT amounts increase our income tax expense.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and totaled approximately $0.2 million for the three months ended June 30, 2009 and resulted in a benefit of approximately $0.1 million for the six months ended June 30, 2009. Accrued interest and penalties were approximately $2.1 million at June 30, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

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

As part of the process of preparing unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pre-tax income can affect our effective tax rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on, among other things, our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax controversies often involve complex issues across multiple jurisdictions and may require an extended period to resolve.

10. Restatement of Financial Statements

As discussed in Note 3, Borrowings and Debt Issuance Costs, we adopted FSP APB 14-1 in the six months ended June 30, 2009. The accompanying condensed consolidated financial statements have been restated to reflect the resulting increase to non-cash expense and balance sheet reclassifications.

Following is a summary of the effects of the restatement described above (in thousands, except per share data).

Condensed Consolidated Balance Sheet

	As of December 31, 2008
	As Previously Reported	Adjustment	As Restated
Other non-current assets	5,775	(751)	5,024
Total assets	313,776	(751)	313,025

Total long-term debt, net	85,084	(20,564)	64,520
Total liabilities	183,710	(20,564)	163,146

Additional paid-in capital	10,472,323	26,130	10,498,453
Accumulated deficit	(10,450,362)	(6,317)	(10,456,679)

Condensed Consolidated Statement of Operations and Comprehensive Income

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Non-operating income (expense), net:
Interest expense	(1,236)	(628)	(1,864)	(2,475)	(1,250)	(3,725)
Other (expense) income, net	(335)	99	(236)	284	197	481
Total non-operating income (expense), net	(1,103)	(529)	(1,632)	(669)	(1,053)	(1,722)

Income before income taxes	84,230	(529)	83,701	88,736	(1,053)	87,683
Net income	81,516	(529)	80,987	84,894	(1,053)	83,841
Net income applicable to common stockholders	80,740	(529)	80,211	83,342	(1,053)	82,289

Net income per common share applicable to common stockholders:
Basic	$3.09	$(0.02)	$3.07	$3.20	$(0.04)	$3.16
Diluted	$3.05	$(0.02)	$3.03	$3.15	$(0.04)	$3.11

Total comprehensive income	78,721	(529)	78,192	83,029	(1,053)	81,976

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2008
	As Previously Reported	Adjustment	As Restated
Net income	84,894	(1,053)	83,841
Amortization of debt issuance expense	541	(197)	344
Debt discount accretion	315	1,250	1,565
Net cash provided by operating activities	20,400	—	20,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

Beginning in the third quarter of 2008 and continuing through and beyond our second quarter of 2009, we have experienced purchasing delays and a reduction in maintenance services by some customers and prospects attributable to the current economic environment, uncertainties caused by the termination of our planned merger in the fourth quarter of 2008 and continued speculation about our future strategic direction. The current economic downturn may result in customers and prospects reducing their capital and maintenance expenditures, filing for bankruptcy protection or ceasing operations, which would negatively affect our bookings, revenue and cash flows.

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

•

We experienced historical volatility in our quarterly cash flows. A failure to maintain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business, impair our ability to support our operations and adversely affect our liquidity.

•

We may require additional private or public debt or equity financing. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.

•	If we are unable to develop and generate additional demand for our products or develop new products, serious harm could result to our business.

•	We may not be competitive, and increased competition could seriously harm our business.

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

Overview

Nature of Operations

We operate our business in one segment, supply chain management solutions, that are designed to help enterprises optimize business processes both internally and among trading partners. We are a provider of supply chain management solutions, consisting of various software and service offerings. Our service offerings include business optimization and licensed technical consulting, managed services, training, solution maintenance, software upgrades and development. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, and improving operational visibility. Our offerings are designed to help customers better achieve the following critical business objectives:

Visibility – a clear and unobstructed view up and down the supply chain

Planning – supply chain optimization to match supply and demand while considering system-wide constraints

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

Software Solutions. Software solutions revenue includes core and recurring license revenue, and revenue to develop the licensed functionality. We recognize these revenues under SOP 97-2 or SOP 81-1 based on our evaluation of whether the associated services are essential to the licensed software as described within SOP 97-2. If the services are considered essential, revenue is generally recognized on a percentage of completion basis under SOP 81-1. Services are considered essential to the software when they involve significant modifications or additions to the software features and functionality. In addition, we have several subscription and other recurring revenue transactions, which are recognized ratably over the life of each contract.

Services. Services revenue is primarily derived from fees for services that are not essential to the software, including implementation, integration, training, consulting, hosting, and managed services, and is generally recognized when services are performed. In addition, services revenue may include fees received from arrangements to customize or enhance previously purchased licensed software, when such services are not essential to the previously licensed software. Services revenue also includes reimbursable expense revenue, with the related costs of reimbursable expenses included in cost of services.

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

In managing our business and reviewing our results, management focuses most intently on our revenue generation process, including bookings, backlog, revenue, cash flow from operations and liquidity.

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

Total bookings for the three months ended June 30, 2009 and June 30, 2008 were $61.6 million and $64.1 million, respectively, a decrease of 4% or $2.5 million. Included in total bookings are $23.5 million and $4.2 million of multi-year contracts, respectively. Total bookings for the six months ended June 30, 2009 and June 30, 2008 were $128.1 million and $130.5 million, respectively, a decline of approximately 2% or $2.4 million. This includes $32.1 million and $7.7 million of multi-year contracts, respectively. The multi-year contracts in the three months ended June 30, 2009 include approximately $13.5 million in maintenance agreements and $10 million in software solutions, which is higher than in previous quarters. The average term of these multi-year agreements is slightly less than 3 years.

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

	Three Months Ended		Twelve Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	December 31, 2007
Additions to Backlog:
Software Solutions Bookings	$14,815	$24,062	$29,812	$54,556
Platform Technology/Source Code Bookings	—	—	—	500

Net Additions to Backlog	14,815	24,062	29,812	55,056
Less: Software Solutions Revenue Recognized	15,269	10,203	46,852	47,721

Increase/(Decrease) in Backlog	$(454)	$13,859	$(17,040)	$7,335

Revenue. For the three months ended June 30, 2009, total revenue decreased by 12% or $7.7 million compared to the same period in 2008 and decreased by 11% or $13.9 million for the six months ended June 30, 2009 compared to the same period in 2008. The changes in each category of our revenue are described below.

Software solutions revenue increased 21% or $2.7 million for the three months ended June 30, 2009 compared to the same period in 2008, and increased 5% or $1.2 million for the six months ended June 30, 2009 compared to the same period in 2008 due to revenue recognized from our SOP 81-1 transactions. The increase primarily resulted from the significant software solutions bookings in the first quarter of 2009

Services revenue decreased 23% or $6.9 million for the three months ended June 30, 2009 when compared to the same period in 2008 and decreased 15% or $9.0 million for the six months ended June 30, 2009 when compared to the same period in 2008. The decrease was driven by a decline in demand for our services due to our customers’ economic constraints, resulting in a 20% and 14% reduction in billable hours, respectively. We adjusted our services capacity accordingly through cost reductions including decreasing our average headcount by 10% and 9%, respectively, as well as reducing our usage of third party contractors.

Maintenance revenue decreased 16% or $3.5 million for the three months ended June 30, 2009 when compared to the same period in 2008 and decreased 14% or $6.1 million for the six months ended June 30, 2009 when compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. In addition, a significant maintenance-paying customer decided not to renew maintenance in the second quarter of 2009, which resulted in a $1.0 million reduction in maintenance revenue for the three and six months ended June 30, 2009 when compared to the same period in 2008. This trend of lower renewal rates and customer losses may continue if our customers reduce their expenditures during the current economic downturn.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held by foreign subsidiaries.

Our operating cash flow for the six months ended June 30, 2009 was $22.3 million compared to operating cash flow of $20.4 million in the six months ended June 30, 2008 primarily due to our cost reductions as a result of our restructuring and reorganization efforts.

Our working capital was $124.9 million at June 30, 2009, compared to the $106.5 million balance at March 31, 2009 and the $187.4 million at December 31, 2008. In the first quarter of 2009, we used $84.8 million to repurchase debt, see Note 3, Borrowings and Debt Issuance Cost.

The chart below shows the components of our working capital and the dollar changes from December 31, 2008 through the first and second quarters of 2009.

WORKING CAPITAL.
	June 30, 2009	March 31, 2009	December 31, 2008
Total cash	$181,532	$166,580	$243,790
Accounts receivable	20,989	22,980	25,846
Other current assets, net	7,203	7,418	9,477

Total current assets	209,724	196,978	279,113

Current liabilities	32,594	31,865	38,650
Deferred revenue	52,202	58,597	53,028

Total current liabilities	84,796	90,462	91,678

Working capital	$124,928	$106,516	$187,435

Net cash	$181,532	$166,579	$157,540

In addition to assessing our liquidity based on operating cash flow and working capital, management also considers our cash balances and our net cash balance, which we define as the sum of our total cash and cash equivalents and restricted cash minus the face value of our debt.

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the second quarter of 2009 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our 2008 Annual Report on Form 10-K.

Analysis of Financial Results – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Summary of Second Quarter 2009 Results

•	Total revenue decreased $7.7 million from the same period in 2008

•

Total costs and expenses increased $64.6 million from the same period in 2008. Total costs and expenses in the second quarter of 2008 included a benefit of $81.3 million, net of external patent litigation expenses, related to the company’s intellectual property settlement.

•

Net income applicable to common stockholders was $9.8 million compared to $80.2 million in the same period in 2008. The second quarter of 2008 net income applicable to common stockholders amount includes $79.9 million, net of external patent litigation expenses and applicable taxes, from the intellectual property settlement.

•	Diluted earnings per share were $0.36 for the second quarter of 2009 and $3.03 for the second quarter of 2008

•	Cash flow from operations was $14.6 million versus cash flow from operations of $11.5 million in the 2008 period

•	Total bookings were $61.6 million versus $64.1 million in the same period in 2008. This includes $23.5 million and $4.2 million of multi-year contracts, respectively.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 and June 30, 2008. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months		Three Months
	Ended		Ended		Change 2009 versus 2008
	June 30,	Percent of	June 30,	Percent of	Three months ended June 30
	2009	Revenue	2008	Revenue	$ Change	% Change
SOP 97-2 recognition	$979	2%	$1,427	2%	$(448)	-31%
SOP 81-1 recognition	9,689	17%	5,392	8%	4,297	80%
Recurring items	4,601	8%	5,750	9%	(1,149)	-20%

Total Software solutions	15,269	27%	12,569	19%	2,700	21%
Services	23,598	41%	30,508	47%	(6,910)	-23%
Maintenance	18,188	32%	21,651	33%	(3,463)	-16%

Total revenues	$57,055	100%	$64,728	100%	$(7,673)	-12%

Software Solutions Revenue. Total software solutions revenue increased 21% or $2.7 million for the three months ended June 30, 2009 compared to the same period in 2008. The components of the changes in software solutions revenue are explained below.

Revenue recognized under SOP 97-2 for the three months ended June 30, 2009 decreased 31% or $0.5 million compared to the same period in 2008. During the three months ended June 30, 2009 we recognized revenue related to 6 contracts at an average of $0.15 million per contract compared to 12 contracts at an average of $0.12 million in the same period of 2008.

Revenue recognized under SOP 81-1 increased 80% or $4.3 million for the three months ended June 30, 2009 when compared to the same period in 2008, primarily due to a significant increase in SOP 81-1 bookings in the first quarter of 2009. During the three months ended June 30, 2009, we recognized revenue related to 15 projects at an average of $0.64 million per project compared to 23 projects at an average of $0.23 million in the same period of 2008. Approximately $9.6 million of the software solutions revenue in the three months ended June 30, 2009, including revenue associated with essential services was from prior period bookings compared to $5.5 million recognized from prior period bookings for the same period in 2008. This amount was impacted by the significant software solutions bookings recorded in the first quarter of 2009.

Revenue from recurring items decreased by 20% or $1.1 million for the three months ended June 30, 2009 when compared to the same period in 2008. This decrease resulted primarily from a license arrangement that was required to be recognized ratably over the 12 months ended December 31, 2008 based on its terms. That arrangement is subject to a maintenance agreement in 2009.

Services Revenue. Services revenue decreased 23% or $6.9 million for the three months ended June 30, 2009 compared to the same period in 2008. The decrease was driven by a decline in demand for our services due to our customers’ economic constraints, resulting in a 20% reduction in billable hours. We adjusted our services capacity accordingly through cost reductions including decreasing our average headcount by 10% as well as reducing our usage of third party contractors.

Services revenue is dependent upon a number of factors, including:

•	the number, value and rate per hour of services transactions booked during the current and preceding periods,

•	the number and availability of service resources actively engaged on billable services projects,

•	the timing of milestone acceptance for engagements contractually requiring customer sign-off, and

•	the timing of cash payments when collectability is uncertain

Maintenance Revenue. Maintenance revenue decreased by 16% or $3.5 million for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. This trend of lower renewal rates and customer losses may continue if our customers reduce their expenditures during the current economic downturn. In addition, a significant maintenance-paying customer decided not to renew maintenance in the second quarter of 2009, which resulted in a $1.0 million reduction in maintenance revenue for the three months ended June 30, 2009 when compared to the same period in 2008.

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $28.5 million, or 50% of total revenue, in the three months ended June 30, 2009 compared to $28.7 million, or 44% of total revenue, in the same period in 2008.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant. The impact of the depreciation in the value of the rupee was approximately $0.9 million less expense for the three months ended June 30, 2009, when compared to current period rupee expenditures at the prior year foreign exchange rates.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 and June 30, 2008. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months		Three Months
	Ended		Ended		Change 2009 versus 2008
	June 30,		June 30,		Three months ended June 30
	2009	Margin	2008	Margin	$ Change	% Change
Software solutions	$2,625	83%	$2,874	77%	$(249)	-9%
Services	14,990	36%	23,624	23%	(8,634)	-37%
Maintenance	2,137	88%	2,655	88%	(518)	-20%

Total cost of revenues	$19,752	65%	$29,153	55%	$(9,401)	-32%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions decreased by 9% or $0.2 million for the three months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily related to a reduction of $0.3 million in affiliate commission and royalty expense offset by an increase in costs associated with hours worked on projects requiring essential services of $0.1 million.

During the three months ended June 30, 2009 and June 30, 2008, the costs attributable to the performance of essential services related to SOP 81-1 was $2.0 million and $1.9 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 37% or $8.6 million for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was related primarily to a decrease in employee-related costs of $4.8 million (inclusive of a decrease in utilization of shared resources of $1.3 million primarily from our research and development group), a decrease in contractor related costs of $1.3 million and by a decrease in travel and entertainment expense of $1.5 million. The decrease in employee-related costs is also attributable to a 10% decrease in headcount.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 20% or $0.5 million for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily related to a decrease in employee-related costs inclusive of a decrease in average headcount of 9%.

Total gross margin in the second quarter of 2009 was 65%, up 10 percentage points from the second quarter of 2008. The year over year decline in total cost of revenues was primarily due to the decrease in cost of services as explained above. Due to variations from period to period depending on the mix of revenues, the Company will continue to focus on our consolidated gross margin when evaluating efficiency metrics.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months		Three Months
	Ended		Ended		Change 2009 versus 2008
	June 30,	Percent of	June 30,	Percent of	Three months ended June 30
	2009	Revenue	2008	Revenue	$ Change	% Change
Sales and marketing	$9,047	16%	$13,072	20%	$(4,025)	-31%
Research and development	6,689	12%	7,541	12%	(852)	-11%
General and administrative	8,294	14%	10,919	17%	(2,625)	-24%
Amortization of intangibles	—	—	25	—	(25)	-100%
Restructuring charges and adjustments	(11)	—	—	—	(11)	100%

Costs and expenses, subtotal	24,019		31,557		(7,538)	-24%
Intellectual property settlement, net	192		(81,315)		81,507	-100%

Total operating expense	$24,211		$(49,758)		$73,969	-149%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended June 30, 2009, sales and marketing expense decreased 31% or $4.0 million when compared to the same period in 2008. The decrease was primarily related to a decrease in trade show events costs of $1.8 million, a reduction in employee-related costs of $1.4 million, and a decrease in travel and entertainment costs of $0.8 million. The decrease in trade show events is due to the cancellation of our 2009 Planet event typically held in the second quarter. The Company will continue to evaluate Planet and other customer events in the future in light of then-current economic conditions. The decrease in employee-related costs is associated with our restructuring and reorganization efforts. The decrease in travel and entertainment is attributable to the implementation of cost control initiatives.

Research and Development Expense. These expenses consist of costs related to software development and product enhancements to existing software. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of our products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant; therefore, we have not capitalized any software development costs other than those recorded in connection with our acquisitions. The primary component of research and development expense is employee-related cost. For the three months ended June 30, 2009, the decrease in research and development expense included a $0.4 million decrease in employee-related costs and a $0.3 million decrease in facilities costs. The decrease in employee-related expenses is due to an 8% decrease in average headcount when compared to the same period in 2008 offset by a decrease in shared resources utilized on Services projects of $1.0 million.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended June 30, 2009 decreased 24% or $2.6 million compared to the same period in 2008 primarily due to a reduction in legal and litigation related expenses of $1.8 million, and facilities costs of $0.9 million. The reduction in legal and litigation related expenses is due to $1.8 million of expenses related to the resolution of certain non-patent litigation activities in 2008, which date back to 2005. The decrease in facilities costs is mostly due to the renegotiation of the Dallas facilities lease for less square footage and a lower per square foot rate.

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

Intellectual Property Settlement, Net. For the three months ended June 30, 2009, we incurred $0.2 million of costs related the Oracle patent suit. On June 23, 2008, we reached a settlement with SAP to settle existing patent litigation between i2 and SAP. Under the terms of the settlement, SAP agreed to pay i2 $83.3 million. We recorded the $83.3 million net of external patent litigation expenses of $2.0 million for the three months ended June 30, 2008.

Non-Operating (Expense), Net

For the three months ended June 30, 2009 and June 30, 2008, non-operating (expense), net, was as follows:

	Three Months	Three Months
	Ended	Ended	Change 2009 versus 2008
	June 30,	June 30,	Three months ended June 30
	2009	2008	$ Change	% Change
		(as restated, see Note 10)
Interest income	$66	$932	$(866)	-93%
Interest expense	—	(1,864)	(1,864)	-100%
Foreign currency hedge and transaction losses, net	(290)	(464)	(174)	-38%
Other income , net	64	(236)	300	127%

Total non-operating (expense), net	$(160)	$(1,632)	$(1,472)	-90%

Total non-operating (expense) decreased $1.5 million for the three months ended June 30, 2009 as compared to the same period in 2008.

Interest income decreased in the three-month period ended June 30, 2009, compared to the same period in 2008 due to lower yields on average cash balances, partially offset by higher average cash balances. For the three months, ended June 30, 2009, average cash balances increased 21.7%. The average rate earned for the three months ended June 30, 2009, was 0.16%, and for June 30, 2008, was 2.50%. The lower interest rates are due to changes in the general direction of market interest rates in the U.S., where the majority of our cash is held, and a change in the mix of our holdings. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in the Federal Funds rate. The Federal Funds rate decreased from 2.00% at June 30, 2008, to between 0.00% and 0.25% at June 30, 2009. During the first half of 2009, substantially all of our cash was held in Treasury and government agency money market mutual funds.

Interest expense decreased $1.9 million in the period ended June 30, 2009 as compared to the same period in 2008. The decline is due to our Convertible Notes repurchases; see Note 3, Borrowings and Debt Issuance Cost. The incremental non-cash interest expense associated with the adoption of FSP APB 14-1 for the three months ended June 30, 2008 was $0.6 million. The incremental non-cash other income associated with the adoption of FSP APB 14-1 for the three months ended June 30, 2009 was $0.1 million.

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

Provision for Income Taxes

We recognized income tax expense of approximately $2.3 and $2.7 million for the three months ended June 30, 2009 and 2008, respectively, representing effective income tax rates of 18.1% and 3.2% for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months ended June 30, 2009 and June 30, 2008 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.3 million for the three months ended June 30, 2009 and $0.6 million for the three months ended June 30, 2008. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments that are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withholding taxes increase our income tax expense.

During the three months ended June 30, 2008, we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (AMT) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the three months ended June 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and totaled approximately $0.2 million for the three months ended June 30, 2009. Accrued interest and penalties were approximately $2.1 million at June 30, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

Analysis of Financial Results - Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Summary of Year-to-Date June 30, 2009 Results

•	Total revenue decreased $13.9 million from the same period in 2008

•	Total costs and expenses increased $56.8. The six months ended June 30, 2008 amount reflects a benefit of $79.9 million related to the company’s intellectual property settlement.

•

Net income applicable to common stockholders was $11.7 million compared to $82.3 from the same period in 2008. This first half of 2008 includes the SAP litigation settlement of $78.4 million, net of external patent litigation expense and applicable taxes.

•	Diluted earnings per share were $0.43 for the six months ended June 30, 2009 and $3.11 for the same period in 2008

•	Cash flow from operations was $22.3 million versus cash flow from operations of $20.4 million in the 2008 period

•	Total bookings were $128.1 million versus $130.5 million in the same period in 2008. Total bookings includes $32.1 million and $7.7 million of multi-year contracts, respectively.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 and June 30, 2008. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Six Months		Six Months
	Ended		Ended		Change 2009 versus 2008
	June 30,	Percent of	June 30,	Percent of	Six months ended June 30
	2009	Revenue	2008	Revenue	$ Change	% Change
SOP 97-2 recognition	$1,553	1%	$1,803	1%	$(250)	-14%
SOP 81-1 recognition	14,007	12%	10,460	8%	3,547	34%
Recurring items	9,912	9%	11,978	9%	(2,066)	-17%

Total Software solutions	25,472	22%	24,241	19%	1,231	5%
Services	50,351	44%	59,350	47%	(8,999)	-15%
Maintenance	37,608	33%	43,713	34%	(6,105)	-14%

Total revenues	$113,431	100%	$127,304	100%	$(13,873)	-11%

Software Solutions Revenue. Total software solutions revenue increased 5% or $1.2 million for the six months ended June 30, 2009 compared to the same period in 2008. The components of the changes in software solutions revenue are explained below.

Revenue recognized under SOP 97-2 decreased 14% or $0.25 million for the six months ended June 30, 2009 compared to the same period of 2008. During the six months ended June 30, 2009 we recognized revenue related to 10 contracts at an average of $0.15 million per contract compared to 19 contracts at an average of $0.10 million in the same period of 2008.

Revenue recognized under SOP 81-1 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in prior periods. Revenue recognized under SOP 81-1 increased 34% or $3.5 million for the six months ended June 30, 2009 when compared to the same period in 2008. During the six months ended June 30, 2009, we recognized revenue related to 31 projects at an average of $0.45 million per project compared to 23 projects at an average of $0.45 million per project in the same period of 2008. The increase primarily resulted from the significant software solutions bookings in the first quarter of 2009.

Revenue from recurring items decreased by 17% or $2.1 million for the six months ended June 30, 2009 when compared to the same period in 2008. This decrease resulted primarily from a license arrangement that was required to be recognized ratably over the 12 months ended December 31, 2008 based on its terms. This arrangement is subject to a maintenance agreement in 2009.

Services Revenue. Services revenue decreased 15% or $9.0 million for the six months ended June 30, 2009 compared to the same period in 2008. The decrease was driven by a decline in demand for our services due to our customers’ economic constraints, resulting in a 14% reduction in billable hours. We adjusted our services capacity accordingly through cost reductions including decreasing our average headcount by 9% as well as reducing our usage of third party contractors.

Maintenance Revenue. Maintenance revenue decreased 14% or $6.1 million for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. This trend of lower renewal rates and customer losses may continue if our customers reduce their expenditures during the current economic downturn. In addition, a significant maintenance-paying customer decided not to renew maintenance in the second quarter of 2009, which resulted in a $1.0 million reduction in maintenance revenue for the six months ended June 30, 2009 when compared to the same period in 2008.

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $55.3 million, or 49% of total revenue, in the six months ended June 30, 2009 compared to $52.9 million, or 42% of total revenue, in the same period in 2008.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant. The impact of the depreciation in the value of the rupee was approximately $2.2 million less expense for the six months ended June 30, 2009, when compared to current period rupee expenditures at the prior year foreign exchange rates.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 and June 30, 2008. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Six Months		Six Months
	Ended		Ended		Change 2009 versus 2008
	June 30,		June 30,		Six months ended June 30
	2009	Margin	2008	Margin	$ Change	% Change
Software solutions	$4,322	83%	$5,488	77%	$(1,166)	-21%
Services	32,576	35%	46,095	22%	(13,519)	-29%
Maintenance	4,623	88%	5,498	87%	(875)	-16%
Amortization of acquired technology	—	—	4	—	(4)	-100%

Total cost of revenues	$41,521	63%	$57,085	55%	$(15,564)	-27%

Cost of Software Solutions. Cost of software solutions decreased 21% or $1.2 million for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily caused by a lower average cost rate of the resource mix working on software solutions projects compared to the same period in 2008 and a reduction in affiliate commission and royalty expense.

During the six months ended June 30, 2009 and June 30, 2008, the costs attributable to the performance of essential services related to software solutions projects recognized under SOP 81-1 was $3.2 million and $3.8 million, respectively.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 29% or $13.5 million for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily related to a decrease in employee related costs of $6.8 (inclusive of a decrease in average headcount of 9% and a decrease in utilization of shared resources primarily from the research and development group of $1.5 million), a decrease in contractor costs of $2.1 and a decrease in travel and entertainment of $2.6 million.

Cost of Maintenance. These costs consist of expenses including support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 16% or $0.9 million for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily related to a decrease in employee-related costs inclusive of a decrease in average headcount of 9%.

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

	Six Months		Six Months
	Ended		Ended		Change 2009 versus 2008
	June 30,	Percent of	June 30,	Percent of	Six months ended June 30
	2009	Revenue	2008	Revenue	$ Change	% Change
Sales and marketing	$18,956	17%	$25,022	20%	$(6,066)	-24%
Research and development	13,764	12%	15,174	12%	(1,410)	-9%
General and administrative	17,263	15%	20,428	16%	(3,165)	-15%
Amortization of intangibles	25	—	50	—	(25)	-50%
Restructuring charges and adjustments	2,995	3%	—	—	2,995	100%

Costs and expenses, subtotal	53,003		60,674		(7,671)	-13%
Intellectual property settlement, net	192		(79,860)		80,052	-100%

Total operating expense	$53,195		$(19,186)		$72,381	-377%

Sales and Marketing Expense. For the six months ended June 30, 2009, sales and marketing expense decreased 24% or $6.1 million when compared to the same period in 2008. The decrease in sales and marketing expense included a decrease in employee related costs of $3.2 million, a decrease in travel and entertainment expense of $1.3 million and a decrease in trade show and events of $1.5 million. The decrease in trade show events is due to the cancellation of our 2009 Planet event typically held in the second quarter. The Company will continue to evaluate Planet and other customer events in the future in light of then-current economic conditions. The decrease in employee-related costs is associated with our restructuring and reorganization efforts. The decrease in travel and entertainment is attributable to the implementation of cost control initiatives.

Research and Development Expense. For the six months ended June 30, 2009, the decrease in research and development expense included a decrease in employee-related costs $0.6 million and a decrease in facilities cost of $0.5 million. The decrease in employee-related expenses is due to a 6% decrease in average headcount when compared to the same period in 2008 offset by a decrease in shared resources utilized on Services projects of $1.7 million.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2009 decreased 15% or $3.2 million compared to the same period in 2008. The decrease is primarily due to a decrease in employee related expense of $0.3 million, a decrease in facilities cost of $1.2 million and a decrease in legal and litigation related expenses of $1.8 million related to the resolution of certain non-patent litigation activities, which date back to 2005. The decrease in facilities costs is mostly due to the renegotiation of the Dallas facilities lease for less square footage and a lower per square foot rate.

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

Restructuring Expense. During the six months ended June 30, 2009 we had $3.0 million in restructuring expense related to the involuntary termination of approximately 80 associates and no expense in the six months ended June 30, 2008.

Intellectual Property Settlement, Net. For the six months ended June 30, 2009, we incurred $0.2 million of costs related the Oracle patent suit. On June 23, 2008, we reached a settlement with SAP to settle existing patent litigation between i2 and SAP. Under the terms of the settlement, SAP agreed to pay i2 $83.3 million. We recorded the $83.3 million net of external patent litigation expense of $3.5 million for the six months ended June 30, 2008.

Non-Operating (Expense), Net

For the six months ended June 30, 2009 and June 30, 2008, non-operating (expense), net, was as follows:

	Six Months	Months
	Ended	Ended	Change 2009 versus 2008
	June 30,	June 30,	Six months ended June 30
	2009	2008	$ Change	% Change
		restated, see Note
Interest income	$196	$2,127	$(1,931)	-91%
Interest expense	(899)	(3,725)	(2,826)	-76%
Foreign currency hedge and transaction losses, net	(831)	(605)	226	37%
Loss on extinguishment of debt	(892)	—	892	100%
Other (expense) income, net	(79)	481	560	116%

Total non-operating (expense), net	$(2,505)	$(1,722)	$783	45%

Total non-operating (expense) increased $0.8 million for the six months ended June 30, 2009 as compared to the same period in 2008.

Interest income decreased in the six-month period ended June 30, 2009, compared to the same period in 2008 due to lower yields on average cash balances, partially offset by higher average cash balances. For the six months, ended June 30, 2009, average cash balances increased 38.1%. The average rate earned for the six months ended June 30, 2009, was 0.17%, and for June 30, 2008, was 2.85%. The lower interest rates are due to changes in the general direction of market interest rates in the U.S., where the majority of our cash is held, and a change in the mix of our holdings. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in the Federal Funds rate. The Federal Funds rate decreased from 2.00% at June 30, 2008, to between 0.00% and 0.25% at June 30, 2009. During the first half of 2009, substantially all of our cash was held in money market accounts invested in Treasury and agency securities.

Interest expense decreased $2.8 million in the period ended June 30, 2009 as compared to the same period in 2008. The decline is due to our Convertible Notes repurchases; see Note 3, Borrowings and Debt Issuance Cost. The incremental non-cash interest expense associated with the adoption of FSP APB 14-1 for the six months ended June 30, 2009 and 2008 is $0.3 million and $1.2 million respectively.

The repurchase of the notes resulted in a $0.9 million loss on extinguishment of debt.

The change in other income (expense) is primarily related to a refund of payroll tax interest of $0.7 million received in the first quarter of 2008. The incremental non-cash other income associated with the adoption of FSP APB 14-1 for the six months ended June 30, 2009 and 2008 is $0.05 million and $0.2 million respectively.

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

Provision for Income Taxes

We recognized income tax expense of approximately $3.0 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively, representing effective income tax rates of 18.3% and 4.3% for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the six months ended June 30, 2009 and June 30, 2008 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.6 million for the six months ended June 30, 2009 and $1.1 million for the six months ended June 30, 2008. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments which are received net of the withheld taxes Foreign withholding taxes generally are available to reduce domestic federal regular income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withheld taxes increase our income tax expense.

The six months ended June 30, 2009 include a benefit resulting from adjustments to our global transfer pricing accruals, including the expiration of certain tax years related to international operations. The six months ended June 30, 2008 include the effect of a tax refund of approximately $1.0 million related to our international operations.

During the six months ended June 30, 2008, we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (AMT) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the six months ended June 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and resulted in a benefit of approximately $0.1 million for the six months ended June 30, 2009. The benefit resulted from the reduction in interest and penalties associated with the adjustments to our global transfer pricing accruals mentioned above. Accrued interest and penalties were approximately $2.1 million at June 30, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

Contractual Obligations

During the three-month and six-month periods ended June 30, 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2008 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $124.9 million at June 30, 2009 compared to $187.4 million at December 31, 2008, a reduction of $62.5 million or 33%. The reduction in working capital was principally attributable to the cash required for the convertible note repurchases during the first quarter of 2009. The reduction resulted from a $69.2 million decrease in current assets (comprised of a decrease of $62.3 million in cash, including restricted cash, a decrease of $2.3 million in other current assets and a decrease of $4.9 million in accounts receivable). This decrease in current assets was partially offset by a decrease in current liabilities of $6.9 million.

Our working capital balance at June 30, 2009 and December 31, 2008 included deferred revenue. At June 30, 2009 and December 31, 2008, we had approximately $52.2 million and $53.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents decreased $63.1 million during the six months ended June 30, 2008. This decrease is primarily the result of cash used in financing activities of $84.8 million; see Note 3, Borrowings and Debt Issuance Cost.

During the six months, ended June 30, 2009, cash provided by operating activities was approximately $22.3 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis. We believe that, as of June 30, 2009, the Company’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

Cash used in investing activities was approximately $1.4 million during the six months ended June 30, 2009. We had an increase in restricted cash of approximately $0.9 million and purchases of property, plant and equipment of $0.6 million.

During the six months, ended June 30, 2009, cash used in financing activities was $84.4 million. The cash used is related to the repurchase of our convertible notes.

At June 30, 2009, we had a net cash balance of $181.5 million compared to a net cash balance of $157.5 million at December 31, 2008. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus the face value of our debt. As of June 30, 2009, $5.4 million in letters of credit were outstanding and $5.9 million in restricted cash was pledged as collateral.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 50% and 44% for the three months ended June 30, 2009 and June 30, 2008, respectively, and totaled 49% and 42% for the six months ended June 30, 2009 and June 30, 2008, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to hedge various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our hedging activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and not all of these exposures are hedged. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. The Federal Funds rate decreased from 2.00% at June 30, 2008, to between 0.00% and 0.25% at June 30, 2009. As of June 30, 2009 and 2008, the weighted-average yield on cash and cash equivalent balances was 0.16% and 2.50%, respectively.

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

Our customer base consists of large numbers of geographically diverse enterprises dispersed across many industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. However, we periodically perform credit evaluations for significant customers and maintain reserves for potential losses. In certain situations, we may seek letters of credit to be issued on behalf of some customers to mitigate our exposure to credit risk. We currently use foreign exchange contracts to reduce the effects of the foreign exchange risks associated with receivables denominated in non-functional currencies. Risk of non-performance by counterparties to such contracts is minimal due to the size and credit standings of the financial institutions involved. One of our large customers filed for bankruptcy and began liquidation proceedings in the three months ended March 31, 2009. We did not have a bad debt exposure associated with this customer because we had previously identified the potential collection risk and consequently only recognized revenue upon receipt of cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2009, we held an annual meeting of our stockholders for the following purpose:

To elect Jackson L. Wilson, Jr. as Class III director to serve until the annual stockholders’ meeting in 2012, and to vote on a proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Mr. Wilson was elected with 19,096,323 common shares voting for his election and 719,737 common shares withholding their vote. The proposal to ratify appointment of Grant Thornton LLP was passed with 19,722,057 common shares voting for the proposal, 71,590 common shares voting against the proposal and 22,413 common shares abstaining from the vote.

The terms of office of Stephen P. Bradley and Richard L. Clemmer, both Class I directors; J. Coley Clark, Richard Hunter and Lloyd G. Waterhouse, all Class II directors; and Michael J. Simmons a Class III director, continued after the meeting. Sanjiv S. Sidhu (a Class III director) and David L. Pope (a Class I director) did not stand for re-election at the annual meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1	— Second Lease Modification Agreement dated effective April 3, 2009 by and between PW Commerce Center, LP and i2 Technologies US, Inc.

31.1	— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Jackson L. Wilson, Jr., Chairman and Chief Executive Officer of i2.

31.2

—     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (of i2.

32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jackson L. Wilson, Jr., Chairman and Chief Executive Officer of i2.

32.2

—     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer (of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

August 7, 2009	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)