Form 10-Q
period 2009-09-30
I2 TECHNOLOGIES INC
filed 2009-11-06
CIK 1009304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, the Registrant had 22,784,906 shares of $0.00025 par value Common Stock outstanding.

i2 TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 30, 2009	December 31, 2008
		(as restated, see Note 10)
ASSETS
Current assets:
Cash and cash equivalents	$185,513	$238,013
Restricted cash	6,737	5,777
Accounts receivable, net	21,127	25,846
Other current assets	8,663	9,477

Total current assets	222,040	279,113

Premises and equipment, net	3,230	4,915
Goodwill	16,684	16,684
Non-current deferred tax asset	5,624	7,289
Other non-current assets	3,842	5,024

Total assets	$251,420	$313,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,502	$4,855
Accrued liabilities	13,042	15,116
Accrued compensation and related expenses	15,810	18,679
Deferred revenue	43,796	53,028

Total current liabilities	76,150	91,678

Total long-term debt, net	—	64,520
Taxes payable	6,419	6,948

Total liabilities	82,569	163,146

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Series B 2.5% convertible preferred stock, $1,000 par value, 150 shares authorized 111 issued and outstanding at September 30, 2009 and 109 issued and outstanding at December 31, 2008	108,293	106,591
Common stock, $0.00025 par value, 2,000,000 shares authorized, 22,778 and 21,895 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	6	5
Additional paid-in capital	10,492,082	10,498,453
Accumulated other comprehensive income	3,456	1,509
Accumulated deficit	(10,434,986)	(10,456,679)

Net stockholders’ equity	168,851	149,879

Total liabilities and stockholders’ equity	$251,420	$313,025

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as restated, see Note 10)		(as restated, see Note 10)
Revenues:
Software solutions	$15,217	$10,562	$40,689	$34,802
Services	21,006	33,316	71,357	92,666
Maintenance	18,413	20,875	56,021	64,588

Total revenues	54,636	64,753	168,067	192,056

Costs and expenses:
Cost of revenues:
Software solutions	2,892	2,296	7,214	7,784
Services	13,221	22,218	45,797	68,313
Maintenance	2,126	2,368	6,749	7,866
Amortization of acquired technology	—	—	—	4
Sales and marketing	9,064	10,518	28,020	35,540
Research and development	6,360	7,384	20,124	22,558
General and administrative	8,432	9,402	25,695	29,830
Amortization of intangibles	—	25	25	75
Restructuring charges and adjustments	(20)	—	2,975	—

Costs and expenses, subtotal	42,075	54,211	136,599	171,970
Intellectual property settlement, net	370	—	562	(79,860)

Total costs and expenses	42,445	54,211	137,161	92,110

Operating income	12,191	10,542	30,906	99,946

Non-operating income (expense), net:
Interest income	65	1,212	261	3,339
Interest expense	—	(1,872)	(899)	(5,596)
Foreign currency hedge and transaction losses, net	(97)	(639)	(928)	(1,244)
Loss on extinguishment of debt	—	—	(892)	—
Other expense, net	(96)	(5,575)	(175)	(5,094)

Total non-operating expense, net	(128)	(6,874)	(2,633)	(8,595)

Income before income taxes	12,063	3,668	28,273	91,351
Income tax expense	1,219	1,508	4,180	5,349

Net income	10,844	2,160	24,093	86,002

Preferred stock dividend and accretion of discount	814	794	2,400	2,346

Net income applicable to common stockholders	$10,030	$1,366	$21,693	$83,656

Net income per common share applicable to common stockholders:
Basic	$0.37	$0.05	$0.80	$3.20
Diluted	$0.36	$0.05	$0.80	$3.15

Weighted-average common shares outstanding:
Basic	27,305	26,337	26,951	26,175
Diluted	28,079	26,851	27,158	26,578

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as restated, see Note 10)		(as restated, see Note 10)
Comprehensive income (loss):
Net income applicable to common stockholders	$10,030	$1,366	$21,693	$83,656

Other comprehensive income:
Foreign currency translation adjustments	1,260	(5,321)	1,947	(5,634)

Total other comprehensive income (loss)	1,260	(5,321)	1,947	(5,634)

Total comprehensive income (loss)	$11,290	$(3,955)	$23,640	$78,022

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(as restated, see Note 10)
Cash flows from operating activities:
Net income	$24,093	$86,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance expense	84	516
Debt discount accretion	389	2,358
Loss on extinguishment of debt	892	—
Depreciation and amortization	2,133	2,738
Stock based compensation	7,166	8,661
Loss on disposal of premises and equipment	230	143
Provision for bad debts charged to costs and expenses	27	173
Deferred income taxes	1,539	1,526
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	4,781	(2,097)
Other assets	2,344	(8,420)
Accounts payable	(1,509)	559
Taxes payable	8	1,931
Accrued liabilities	(2,898)	3,622
Accrued compensation and related expenses	(3,184)	294
Deferred revenue	(9,223)	929

Net cash provided by operating activities	26,872	98,935

Cash flows (used in) provided by investing activities:
Restrictions (placed) released on cash	(960)	1,810
Purchases of premises and equipment	(716)	(848)
Proceeds from sale of premises and equipment	72	13

Net cash (used in) provided by investing activities	(1,604)	975

Cash flows (used in) provided by financing activities:
Repurchase of debt and equity conversion feature	(84,814)	—
Net proceeds from common stock issuance from options and employee stock purchase plans	6,717	450

Net cash (used in) provided by financing activities	(78,097)	450

Effect of exchange rates on cash	329	(176)

Net change in cash and cash equivalents	(52,500)	100,184
Cash and cash equivalents at beginning of period	238,013	120,978

Cash and cash equivalents at end of period	$185,513	$221,162

Supplemental cash flow information
Interest paid	$1,053	$2,156
Income taxes paid (net of refunds received)	$4,404	$3,309

Schedule of non-cash financing activities
Preferred stock dividend and accretion of discount	$2,400	$2,346

See accompanying notes to consolidated financial statements.

i2 TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations. We operate our business in one segment, supply chain management solutions, which are designed to help enterprises optimize business processes both internally and among trading partners. We are a provider of supply chain management solutions, consisting of various software and service offerings. Our service offerings include business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and software development. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, and improving operational visibility. Our offerings are designed to help customers better achieve the following critical business objectives:

•	Visibility – a clear and unobstructed view up and down the supply chain

•	Planning – supply chain optimization to match supply and demand while considering system-wide constraints

•	Collaboration – interoperability with supply chain partners and elimination of functional silos

•	Control – management of data and business processes across the extended supply chain

Basis of Presentation. Our unaudited condensed consolidated financial statements have been prepared by management and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 12, 2009 with the SEC (2008 Annual Report on Form 10-K).

Recent Accounting Pronouncements. In May 2008, the FASB issued a statement regarding “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” contained in Accounting Standards Codification (“ASC”) 470 - Debt. ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of ASC 470 was not permitted.

Our 5% Senior Convertible Notes (“Notes”) were within the scope of ASC 470. In the accompanying condensed financial statements, we reported the debt component of the Notes at fair value as of the date of issuance and amortized the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard resulted in a decrease to net income and earnings per share for all prior periods presented; however, there is no effect on our cash interest payments. The incremental non-cash expense associated with adoption for the three months ended September 30, 2008 was $0.5 million and was zero for the three months ended September 30, 2009 due to the repurchase of the Notes. The incremental non-cash expense associated with adoption for the nine months ended September 30, 2009 and 2008 was $0.3 million, and $1.6 million, respectively, see Note 10, Restatement of Financial Statements.

In March 2008, FASB issued a statement regarding, “Disclosures about Derivative Instruments and Hedging Activities” contained in ASC 815 – Derivatives and Hedging. ASC 815 applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement in the first quarter of 2009 did not have a material impact on the Company’s financial statements, see Note 7, Commitments and Contingencies.

In January 2009, the FASB issued a Staff Position regarding “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” contained in ASC 260 – Earnings Per Share. Under ASC 260, unvested share-based payment awards which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are required to be included in computing EPS under the two-class method. The adoption of this provision in the nine months ended 2009 had no effect on the Company’s financial statements.

In April 2009, the FASB issued a statement concerning, “Interim Disclosures about Fair Value of Financial Instruments” contained in ASC 270 – Interim Reporting, which requires public entities to disclose in their interim financial statements the fair value of all financial instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company has adopted the provisions of ASC 270. The adoption of ASC 270 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued a statement regarding “Subsequent Events” contained in ASC 855 – Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Accordingly, the Company adopted ASC 855 as of June 30, 2009 and for the period ended September 30, 2009 evaluated its financial statements for subsequent events through November 6, 2009, the filing date of our financial statements. The Company is not aware of any such events, which would require recognition in the financial statements, see Note 11, Subsequent Events.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, to clarify how entities should estimate the fair values of liabilities contained in ASC 820, Fair Value Measurements and Disclosures. This update provides clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company is in the process of evaluating the impact ASU 2009-05 will have on its financial statements and does not believe the amended guidance will have a significant effect on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition – Multiple Deliverable Revenue Arrangements” contained in ASC 605 – Revenue Recognition. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether certain arrangements involving multiple deliverables contains more than one unit of accounting and replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance. The update also provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements for certain arrangements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of ASU 2009-13 will have on the Company.

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

Due to current economic volatility, we have elected to keep our cash balances in overnight funds comprised of a combination of US Treasury and US government agency money market mutual funds (“MMMF”). These MMMF have the stated goal of maintaining a net asset value of $1 per share and their interest rate resets daily to achieve this goal. These MMMF are considered Level 1 securities because they are actively traded and they are valued on our condensed consolidated balance sheets at quoted market prices. The balances held as MMMF reported as cash and cash equivalents were $174.3 million and $230.0 million as of September 30, 2009 and December 31, 2008, respectively. The balances held as time deposits reported as cash and cash equivalents were $1.3 million and $1.8 million as of September 30, 2009 and December 31, 2008, respectively. The remaining balances in cash and cash equivalents were held in operating cash accounts.

3. Borrowings and Debt Issuance Costs

The following table summarizes the outstanding debt and related capitalized debt issuance costs recorded on our condensed consolidated balance sheet at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
		(as restated, see Note 10)
Senior convertible notes, 5% annual rate payable semi-annually, due November 15, 2015	—	86,250
Unamortized discount on 5% notes	—	(21,730)

Total debt	$—	$64,520

Capitalized debt issuance costs, net	$—	$1,322

We recorded capitalized debt issuance costs, net of accumulated amortization, in other non-current assets and were amortizing these costs over a five-year period, beginning in November 2005.

We were required to adopt a FASB staff position contained in ASC 470 – Debt regarding the method to account for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement on January 1, 2009. ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Based on our analysis of comparable nonconvertible debt issuances by similar-sized technology companies at or near the time of our debt issuance, we determined our borrowing rate would have been 9.5% for nonconvertible debt versus the stated 5% coupon rate of the Notes.

Upon adoption, we allocated the original debt proceeds between debt and the debt’s conversion feature based on the fair value of the liability component at issuance. This results in the debt being recorded at a discount to its face value. This discount is amortized as additional interest expense using the effective interest method over the 10-year life of the debt, which is the estimated life of a similar debt instrument without a related equity conversion feature. We determined that absent the equity component, there were no other terms of the debt at the time of its issuance that would have caused us to consider the life of the debt to be shorter than the stated maturity of the debt. The effect on our financial statements is to record additional non-cash interest expense in each historical period in which our Notes were outstanding. We also were required to reallocate our capitalized debt issuance costs between cost of debt and cost of equity based on the relative values of the debt and the conversion feature. The result of this change is to reduce the original balance of capitalized debt issuance costs, as well as to reduce the amortization of such costs in each historical period in which our Notes were outstanding. The accompanying condensed consolidated financial statements have been restated to reflect the net increase to non-cash expense and balance sheet reclassifications. See Note 10, Restatement of Financial Statements, for the effect of ASC 470 on the historical financial statements included herein.

As of September 30, 2009, all Notes have been repurchased, the majority of which occurred in the first quarter of 2009. The total cash paid for the debt repurchase of $84.8 million was allocated, based on the fair values of the liability component as required by ASC 470, $64.5 million to the repurchased debt and $20.3 million to the conversion feature included in equity.

In connection with the issuance of our 5% senior convertible notes, we issued 484,449 warrants to purchase our common stock. We assessed the characteristics of the warrants and determined that they should be included in additional paid in capital in the stockholders’ equity portion of our condensed consolidated balance sheet, valued using a Black-Scholes model. The effect of recording the warrants as equity was that the 5% senior convertible notes were recorded at an original discount to their face value. The discount recorded was originally $3.1 million, and this discount was being accreted through earnings over five years. We determined a five-year life to be appropriate due to the conversion features of the 5% senior convertible notes and our assessment of the probability that the debt would be converted prior to the scheduled maturity. All of the warrants remain outstanding as of September 30, 2009.

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

The following table summarizes the changes to our restructuring accruals, as well as the components of the remaining restructuring accruals at September 30, 2009 and September 30, 2008.

	Employee Severance and Termination
	2009	2008
January 1	$6	$283

Restructuring charges	3,006	—
Cash payments	(1,776)	(108)

Remaining accrual balance at March 31	$1,236	$175

Adjustments to restructuring plans	(11)	—
Cash payments	(1,101)	(46)

Remaining accrual balance at June 30	$124	$129

Adjustments to restructuring plans	(20)	—
Cash payments	(47)	(18)

Remaining accrual balance at September 30	$57	$111

5. Net Income Per Common Share

Net Income Per Common Share. Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the reporting period following the two-class method. Our Series B Convertible Preferred Stock is a participating security because in the event dividends are declared on our common stock it participates in those dividends on a 1:1 ratio on an as-converted basis. Under the two-class method, participating convertible securities are required to be included in the calculation of basic net income per common share when the effect is dilutive. Accordingly, for the periods presented, the effect of the convertible preferred stock is included in the calculation of basic net income per common share. We present our Earnings Per Share (EPS) calculation combined for common and preferred stock under the two-class method due to the fact the calculation yields the same result as if presented separately.

Diluted net income per common share includes the dilutive effect of stock options, share rights awards, and warrants granted using the treasury stock method, and the effect of contingently issuable shares earned during the period and shares issuable under the conversion feature of our convertible preferred stock using the two-class method. A loss causes all common stock equivalents to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. ASC 260 – Earnings Per Share requires the inclusion of the effect of contingently convertible instruments in the calculation of diluted income per share including when the market price of our common stock is below the conversion price of the convertible security and the effect is not anti-dilutive. Accordingly, the effect of our convertible preferred stock is included in basic earnings per share under the two-class method per ASC 260; therefore, it is similarly included in diluted income per share when the effect is dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share under the two-class method and diluted earnings per share and the number of anti-dilutive shares excluded from such computations for the three and nine months ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Common and common equivalent shares outstanding using two-class method - basic:
Weighted average common shares outstanding	22,525	21,674	22,156	21,541
Unissued vested RSUs to be included in basic	—	—	54	—
Participating convertible preferred stock	4,780	4,663	4,741	4,634

Total common and common equivalent shares outstanding using two-class method - basic	27,305	26,337	26,951	26,175

Effect of dilutive securities:
Outstanding stock option and share right awards	774	514	207	403
Weighted average common and common equivalent shares outstanding - diluted	28,079	26,851	27,158	26,578

Anti-dilutive shares excluded from calculation:
Outstanding stock option and share right awards	1,257	3,293	2,793	3,451

Total anti-dilutive shares excluded from calculation	1,257	3,293	2,793	3,451

6. Segment Information, International Operations and Customer Concentrations

We operate our business in one segment, supply chain management solutions, which are designed to help enterprises optimize business processes both internally and among trading partners. ASC 280 – Segment Reporting, establishes standards for the reporting of information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer (“CEO”), in deciding how to allocate resources and in assessing performance.

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

Revenues are attributable to regions based on the locations of the customers’ operations. Total revenues by geographic region, as reported to our CEO, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$30,114	$38,351	$88,294	$112,775
International revenue:
Non-US Americas	1,702	1,454	5,107	3,731
Europe, Middle East and Africa	9,470	14,026	31,809	41,894
Greater Asia Pacific	13,350	10,922	42,857	33,656

Total international revenue	24,522	26,402	79,773	79,281

Total Revenue	$54,636	$64,753	$168,067	$192,056

International revenue as a percent of total revenue	45%	41%	47%	41%

No individual customer accounted for more than 10% of our total revenues during the periods presented.

Long-lived assets by geographic region excluding deferred taxes, as reported to our CEO, were as follows:

	September 30, 2009	December 31, 2008
		(as restated, see Note 10)
United States	$18,851	$21,344
Europe, Middle East and Africa	120	137
Greater Asia Pacific	4,786	5,140

Total Long-lived Assets	$23,757	$26,621

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

Proprietary Rights and Licenses – SAP

On June 23, 2008, we entered into a settlement agreement to settle existing patent litigation with the SAP companies. Under the terms of the settlement agreement, each party licensed to the other party certain patents in exchange for a one-time cash payment to i2 of $83.3 million, which was received in the third quarter of 2008. In addition, each party agreed not to pursue legal action against the other party for its actions taken to enforce any of the licensed patents prior to the effective date of the agreement. As part of the settlement agreement, SAP received rights to all of the Company’s patents issued and patent applications filed as of the effective date of the settlement. The agreement also provides for general releases, indemnification for its violation, and dismisses the existing litigations between the parties with prejudice. The agreement also contains certain limitations on the patent licenses in the event of a change in control. We have satisfied all our obligations under the agreement and no additional contingencies exist. Consideration was made in regards to the bifurcation of the proceeds among the various elements of the settlement agreement by reviewing the nature of both the patent rights received as well as the covenant not to sue. We determined that the patent licenses we received in the settlement have no significant value. Due to the fact all obligations of the agreement were met as of the agreement date, allocation of value among deliverables was not necessary.

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

Oracle Litigation

On April 29, 2009, the Company filed a lawsuit for patent infringement against Oracle Corporation (NASDAQ: ORCL). The lawsuit, filed in the United States District Court for the Eastern District of Texas, alleges infringement of 11 patents related to supply chain management, available to promise software and other enterprise software applications. We incurred expenses related to this matter of $0.4 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

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

We may continue to advance fees and expenses incurred by certain current and former directors, officers and employees in the future. The maximum potential amount of future payments we could be required to make under these indemnification and cost-advancement agreements is unlimited. Additionally, our corporate by-laws allow us to choose to indemnify any employee for certain events or occurrences while the employee is, or was, serving at our request in such capacity. We incurred $0.2 million of expenses during the nine months ended September 30, 2009.

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

Derivative Financial Instruments

On January 1, 2009, we adopted a FASB statement related to Disclosures about Derivative Instruments and Hedging Activities, contained in ASC 815 – Derivatives and Hedging. The adoption of the statement had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied the requirements of ASC 815 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

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

Our Contracts generally settle within 30 days, maturing at month end. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to other current assets for unrealized gains and to accrued liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to other income (expense), net, for both realized and unrealized gains and losses.

The tables below summarize the Company’s outstanding forward contracts held in USD functional currency.

	September 30, 2009		December 31, 2008
	Notional	Estimated Fair Value*	Notional	Estimated Fair Value*
Commitments to purchase foreign currency	$34,796	$—	$41,399	$—
Commitments to sell foreign currency	1,639	—	1,133	—

Total	$36,435	$—	$42,532	$—

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	Classification	2009	2008	2009	2008
Foreign Currency Forward Contracts	Other Income(Expense)	$29	$(3,269)	$496	$(4,926)

*	Estimated fair value is zero due to contracts maturing at end of reporting period.

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

Stock-based compensation expense for the three and nine months ended September 30, 2009 and September 30, 2008 is as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2009	2008	2009	2008
Services	$162	$266	$543	$1,309
Maintenance	40	50	136	181
Sales and marketing	496	779	1,843	2,165
Research and development	399	556	1,334	1,938
General and administrative	1,024	1,137	3,310	3,068

Total	$2,121	$2,788	$7,166	$8,661

Included in stock-based compensation expense was restricted stock expense of $1.1 million for the three-month periods ended September 30, 2009 and September 30, 2008 and $3.3 million and $3.0 million for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.

In February 2007, we granted Restricted Stock Units (“RSUs”) to certain key employees that contain vesting provisions based on specified performance over a two-year performance period. This performance period is from January 1, 2008 to December 31, 2009. The grant vested 33% on February 19, 2009 based on the increase of our Generally Accepted Accounting Principles (“GAAP”) EPS of more than 40% over the 2-year period from the close of calendar year 2006 to the close of calendar year 2008. The remaining 67% of the performance RSU grant shares are scheduled to vest on February 19, 2010, subject to the Company’s GAAP EPS as of the close of the 2009 calendar year increasing by 60% or more over the 2006 calendar year GAAP EPS. This would require achieving GAAP EPS of more than $1.20 in 2009.

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

In February 2009, we granted RSUs to two key executives that contain vesting provisions based on achieving specified performance criteria. The RSUs vest upon completion of the defined objectives as determined by the Board’s Compensation Committee in its sole discretion on or before December 31, 2010. In April 2009, we granted RSUs to additional key employees that contain vesting provisions based on achieving specified performance criteria. The RSUs vest upon completion of the defined objectives for each year as determined by the Board’s Compensation Committee in its sole discretion as to one-third of the shares per year on or before December 31, 2009, 2010 and 2011. Based on our assessment that vesting of the awards is probable as of September 30, 2009, we recognized compensation expense in the nine-month period ended September 30, 2009 for the performance-based 2009 RSUs based on the period such awards were outstanding.

Fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009*	2008	2009*	2008
Expected term (years)	—	4	4	4
Volatility factor	0%	66%	65%	67%
Risk-free interest rate	0.00%	2.85%	1.97%	2.74%
Dividend yield	0%	0%	0%	0%

*	No grants were issued during the three months ended September 30, 2009.

9. Income Taxes

Income taxes are provided using the liability method in accordance with ASC 740 – Income Taxes. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on our estimated tax expense for the year.

We recognized income tax expense of approximately $1.2 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, representing effective income tax rates of 10.1% and 41.1%, for the corresponding periods. We recognized income tax expense of approximately $4.2 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively, representing effective income tax rates of 14.8% and 5.9% for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months and nine months ended September 30, 2009 and September 30, 2008 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.4 million for the three months ended September 30, 2009 and $0.6 million for the three months ended September 30, 2008 and $0.9 million for the nine months ended September 30, 2009 and $1.7 million for the nine months ended September 30, 2008. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments that are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withholding taxes increase our income tax expense.

During the nine months ended September 30, 2008, we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. We recorded federal and state alternative minimum tax (“AMT”) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the three months and nine months ended September 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these AMT amounts increase our income tax expense.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and totaled approximately $0.1 million for the three months ended September 30, 2009 and resulted in a benefit of approximately $0.2 million for the nine months ended September 30, 2009. Accrued interest and penalties were approximately $2.2 million at September 30, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

We or one of our subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction and various state and foreign jurisdictions. We have open tax years for the U.S. federal return back to 1993 with respect to our net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, we are no longer subject to federal, state, local or foreign income tax examinations for years prior to 2004.

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

10. Restatement of Financial Statements

The accompanying condensed consolidated financial statements have been restated to reflect the resulting increase to non-cash expense and balance sheet reclassifications as discussed in Note 3, Borrowings and Debt Issuance Costs.

Following is a summary of the effects of the restatement described above (in thousands, except per share data).

Condensed Consolidated Balance Sheet

	As of December 31, 2008
	As Previously Reported	Adjustment	As Restated
Other non-current assets	5,775	(751)	5,024
Total assets	313,776	(751)	313,025

Total long-term debt, net	85,084	(20,564)	64,520
Total liabilities	183,710	(20,564)	163,146

Additional paid-in capital	10,472,323	26,130	10,498,453
Accumulated deficit	(10,450,362)	(6,317)	(10,456,679)

Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Non-operating income (expense), net:
Interest expense	(1,237)	(635)	(1,872)	(3,711)	(1,885)	(5,596)
Other (expense) income, net	(5,674)	99	(5,575)	(5,391)	297	(5,094)
Total non-operating income (expense), net	(6,338)	(536)	(6,874)	(7,007)	(1,588)	(8,595)

Income before income taxes	4,204	(536)	3,668	92,939	(1,588)	91,351
Net income	2,696	(536)	2,160	87,590	(1,588)	86,002
Net income applicable to common stockholders	1,902	(536)	1,366	85,244	(1,588)	83,656

Net income per common share applicable to common stockholders:
Basic	$0.07	$(0.02)	$0.05	$3.26	$(0.06)	$3.20
Diluted	$0.07	$(0.02)	$0.05	$3.21	$(0.06)	$3.15

Total comprehensive (loss) income	(3,419)	(536)	(3,955)	79,610	(1,588)	78,022

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2008
	As Previously Reported	Adjustment	As Restated
Net income	87,590	(1,588)	86,002
Amortization of debt issuance expense	813	(297)	516
Debt discount accretion	473	1,885	2,358
Net cash provided by operating activities	98,935	—	98,935

11. Subsequent Events

On November 5, 2009, we announced that we entered into an Agreement and Plan of Merger relating to the acquisition of i2 by JDA. The Board of Directors of each company has approved the transaction. Consummation of the transaction, which is expected to close in first quarter 2010, is subject to several closing conditions, including the approval and adoption of the merger agreement by i2’s stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods and regulatory and other customary conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current facts, including, without limitation, statements about our business strategy, plans, objectives and future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. Such risks and uncertainties include, without limitation, the following:

•

On November 4, 2009, i2 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc., a Delaware corporation (“JDA”), and Alpha Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of JDA (“Merger Sub”), under which Merger Sub will be merged with and into i2 (the “Merger”), with i2 continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of JDA. The Merger Agreement has been approved by the Boards of Directors of both JDA and i2. Consummation of the transaction, which is expected to close in first quarter 2010, is subject to several closing conditions, including the approval and adoption of the merger agreement by i2’s stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods and regulatory and other customary conditions. In certain circumstances, the approval by JDA stockholders will also be required. On November 5, 2009, we filed a Current Report on Form 8-K with the SEC containing additional information regarding the Merger Agreement and the proposed Merger. There can be no assurance that the parties will be able to close the Merger as contemplated by the Merger Agreement. In the event that the Merger is not completed or is delayed, we may experience, among other things, downward pressure on our stock; lawsuits; uncertainty for our management, sales staff, and other employees; and uncertainty for existing and potential customers regarding our ability to meet our contractual obligations. Such distractions could harm our business, the results of operations, cash flow, and our overall financial condition.

•

Beginning in the third quarter of 2008 and continuing through and beyond our third quarter of 2009, we have experienced purchasing delays and a reduction in maintenance services by some customers and prospects attributable to the current economic environment, and continued speculation about our future strategic direction. The current economic downturn may result in customers and prospects reducing their capital and maintenance expenditures, filing for bankruptcy protection or ceasing operations, which would negatively affect our bookings, revenue and cash flows.

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

Overview

Nature of Operations

We operate our business in one segment, supply chain management solutions, that are designed to help enterprises optimize business processes both internally and among trading partners. We are a provider of supply chain management solutions, consisting of various software and service offerings. Our service offerings include business optimization and technical consulting, managed services, training, solution maintenance, software upgrades and software development. Supply chain management is the set of processes, technology and expertise involved in managing supply, demand and fulfillment throughout divisions within a company and with its customers, suppliers and partners. The business goals of our solutions include increasing supply chain efficiency and enhancing customer and supplier relationships by managing variability, reducing complexity, and improving operational visibility. Our offerings are designed to help customers better achieve the following critical business objectives:

Visibility – a clear and unobstructed view up and down the supply chain

Planning – supply chain optimization to match supply and demand while considering system-wide constraints

Collaboration – interoperability with supply chain partners and elimination of functional silos

Control – management of data and business processes across the extended supply chain

Revenue Categories

We recognize revenue for software and our related service offerings in accordance with ASC 605 – Revenue Recognition and ASC 985 - Software.

Software Solutions. Software solutions revenue includes core and recurring license revenue, and revenue to develop the licensed functionality. We recognize these revenues under ASC 605 or ASC 985 based on our evaluation of whether the associated services are essential to the licensed software as described within ASC 985. If the services are considered essential, revenue is generally recognized on a percentage of completion basis under ASC 605. Services are considered essential to the software when they involve significant modifications or additions to the software features and functionality. In addition, we have several subscription and other recurring revenue transactions, which are recognized ratably over the life of each contract.

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

Key Performance Indicators and Operating Metrics

The markets in which we operate are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors offer suites of applications, while most offer solutions designed to target specific processes or industries. We believe our principal competitors continue to strengthen, in part based on consolidation within the industry. In addition, our solutions-oriented products where services are more critical increase our exposure to competition from offshore providers and consulting companies. All of these factors are creating pricing pressure for our software and service offerings. However, we believe our focus on a solutions-oriented approach that leverages our deep supply chain expertise differentiates us from our competitors.

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

In 2009, in connection with a management change and reorganization, we returned to a traditional sales approach focused on selling our licensed software, with add-on services as needed. Under our previous management, we had focused more heavily on selling our services as a means to generate demand for our licensed software. The reorganization was focused on our sales approach and effectiveness, and places a stronger emphasis on software and delivery excellence so that our customers see a strong return on their investment. Our software sales force has been reoriented to be more flexible and focused on the development of new accounts while teaming with our delivery organization to capitalize on opportunities in existing accounts. We expect the restructuring and reorganization will set the stage for our future growth as a software company. This change has caused a shift in the mix of our bookings and revenue in 2009 as compared to our prior period results.

Total bookings for the three months ended September 30, 2009 and September 30, 2008 were $53.8 million and $46.5 million, respectively, an increase of 16% or $7.3 million. Included in total bookings are $7.5 million and $4.2 million of multi-year contracts, respectively. Total bookings for the nine months ended September 30, 2009 and September 30, 2008 were $181.9 million and $177.0 million, respectively, an increase of approximately 3% or $4.9 million. This includes $39.7 million and $12.1 million of multi-year contracts, respectively. The multi-year contracts in the three months ended September 30, 2009 include approximately $5.5 million in maintenance agreements and $2.0 million in software solutions. The average term of these multi-year agreements is approximately 2.5 years.

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

	Three Months Ended			Twelve Months Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	December 31, 2007
Additions to Backlog:
Software Solutions Bookings	$8,161	$14,363	$24,062	$29,812	$54,556
Platform Technology/Source Code Bookings	—	—	—	—	500

Net Additions to Backlog	8,161	14,363	24,062	29,812	55,056
Less: Software Solutions Revenue Recognized	15,217	15,269	10,203	46,852	47,721

Increase/(Decrease) in Backlog	$(7,056)	$(906)	$13,859	$(17,040)	$7,335

Revenue. For the three months ended September 30, 2009, total revenue decreased by 16% or $10.1 million compared to the same period in 2008 and decreased by 12% or $24.0 million for the nine months ended September 30, 2009 compared to the same period in 2008. The changes in each category of our revenue are described below.

Software solutions revenue increased 44% or $4.7 million for the three months ended September 30, 2009 compared to the same period in 2008, and increased 17% or $5.9 million for the nine months ended September 30, 2009 compared to the same period in 2008 due to revenue recognized from our transactions where the contract accounting provisions of ASC 605 are applied. The increase primarily resulted from the significant software solutions bookings in the first quarter of 2009.

Services revenue decreased 37% or $12.3 million for the three months ended September 30, 2009 when compared to the same period in 2008 and decreased 23% or $21.3 million for the nine months ended September 30, 2009 when compared to the same period in 2008. The decrease was driven by a decline in demand for our services due to our customers’ economic constraints, resulting in a reduction in total billable hours of 26% for the three months ended September 30, 2009 and a 17% reduction for the nine months ended September 30, 2009 with the rate per hour essentially flat. We adjusted our services capacity accordingly through cost reductions including decreasing our average services personnel headcount inclusive of contractors by 20% for the three months ended September 30, 2009 and 15% for the nine months ended September 30, 2009 compared to the same periods in 2008. The remaining decrease in services revenue was due to a reduction in reimbursable travel and entertainment expense.

Maintenance revenue decreased 12% or $2.5 million for the three months ended September 30, 2009 when compared to the same period in 2008 and decreased 13% or $8.6 million for the nine months ended September 30, 2009 when compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. In addition, a significant maintenance-paying customer decided not to renew maintenance in the second quarter of 2009, which resulted in a $1.0 million and $2.0 million, respectively, reduction in maintenance revenue for the three and nine months ended September 30, 2009 when compared to the same periods in 2008. This trend of lower renewal rates and customer losses may continue if our customers reduce their expenditures during the current economic downturn.

Operating Cash Flow and Liquidity. We closely monitor our operating cash flow, working capital and cash levels. In doing so, we attempt to limit our restricted cash and cash balances held by foreign subsidiaries.

Our operating cash flow for the nine months ended September 30, 2009 was $26.9 million compared to operating cash flow of $98.9 million in the nine months ended September 30, 2008. Included in operating cash flow for the nine months ended September 30, 2008, is $83.3 million related to the SAP litigation settlement we received in July 2008.

Our working capital was $145.9 million at September 30, 2009, compared to the $124.9 million balance at June 30, 2009, $106.5 million balance at March 31, 2009 and the $187.4 million at December 31, 2008. In the first quarter of 2009, we used $84.8 million to repurchase debt, see Note 3, Borrowings and Debt Issuance Cost.

The chart below shows the components of our quarterly working capital and the face value of our long-term debt from December 31, 2008 through the third quarter of 2009.

Working Capital
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Total cash	$192,250	$181,532	$166,580	$243,790
Accounts receivable	21,127	20,989	22,980	25,846
Other current assets, net	8,663	7,203	7,418	9,477

Total current assets	222,040	209,724	196,978	279,113

Current liabilities	32,354	32,594	31,865	38,650
Deferred revenue	43,796	52,202	58,597	53,028

Total current liabilities	76,150	84,796	90,462	91,678

Working capital	$145,890	$124,928	$106,516	$187,435

Long-term Debt (Face value)	—	—	—	86,250

Application of Critical Accounting Policies and Accounting Estimates

There have been no changes during the third quarter of 2009 to the critical accounting policies or the areas that involve the use of significant judgments and estimates we described in our 2008 Annual Report on Form 10-K.

Analysis of Financial Results – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Summary of Third Quarter 2009 Results

•	Total revenue decreased $10.1 million from the same period in 2008

•	Total costs and expenses decreased $11.8 million from the same period in 2008.

•	Net income applicable to common stockholders was $10.0 million compared to $1.4 million in the same period in 2008.

•	Diluted earnings per share were $0.36 for the third quarter of 2009 and $0.05 for the third quarter of 2008

•	Cash flow from operations was $4.5 million versus cash flow from operations of $78.5 million in the 2008 period reflecting the receipt of $83.3 million from the SAP litigation settlement.

•	Total bookings were $53.8 million versus $46.5 million in the same period in 2008. Total bookings include $7.5 million and $4.2 million of multi-year contracts, respectively.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2009 and September 30, 2008. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2009	Percent of Revenue	Three Months Ended September 30, 2008	Percent of Revenue	Change 2009 versus 2008
					Three months ended September 30
					$ Change	% Change
ASC 985 recognition	$436	1%	$907	1%	$(471)	-52%
ASC 605 recognition	10,324	19%	3,694	6%	6,630	179%
Recurring items	4,457	8%	5,961	9%	(1,504)	-25%

Total Software solutions	15,217	28%	10,562	16%	4,655	44%
Services	21,006	38%	33,316	52%	(12,310)	-37%
Maintenance	18,413	34%	20,875	32%	(2,462)	-12%

Total revenues	$54,636	100%	$64,753	100%	$(10,117)	-16%

Software Solutions Revenue. Total software solutions revenue increased 44% or $4.7 million for the three months ended September 30, 2009 compared to the same period in 2008. The components of the changes in software solutions revenue are explained below.

Revenue recognized under the software revenue recognition provisions of ASC 985 for the three months ended September 30, 2009 decreased 52% or $0.5 million compared to the same period in 2008.

Revenue recognized under the contract accounting provisions of ASC 605 increased 179% or $6.6 million for the three months ended September 30, 2009 when compared to the same period in 2008, primarily due to a significant increase in ASC 605 bookings in the first quarter of 2009. During the three months ended September 30, 2009, we recognized revenue related to 17 projects at an average of $0.6 million per project compared to 18 projects at an average of $0.2 million in the same period of 2008. This amount was impacted by the significant software solutions bookings recorded in the first quarter of 2009.

Revenue from recurring items decreased by 25% or $1.5 million for the three months ended September 30, 2009 when compared to the same period in 2008. This decrease resulted primarily from a license arrangement that was required to be recognized ratably over the 12-month term in 2008, which is subject to a maintenance agreement in 2009 as well as a lower amount of recurring revenue from one of our Supply Chain Leader deals that was renewed at a lower rate.

Services Revenue. Services revenue decreased 37% or $12.3 million for the three months ended September 30, 2009 compared to the same period in 2008. The decrease was driven by a decline in demand for our services due to our customers’ economic constraints, resulting in a reduction in total billable hours of 26% with the rate per hour essentially flat. We adjusted our services capacity accordingly through cost reductions including decreasing our average services personnel headcount inclusive of contractors by 20%. The remaining decrease in services revenue was due to a reduction in reimbursable travel and entertainment expense.

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

Maintenance Revenue. Maintenance revenue decreased by 12% or $2.5 million for the three months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. This trend of lower renewal rates and customer losses may continue if our customers reduce their expenditures during the current economic downturn. In addition, a significant maintenance-paying customer decided not to renew maintenance in the second quarter of 2009, which resulted in a $1.0 million reduction in maintenance revenue for the three months ended September 30, 2009 when compared to the same period in 2008.

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

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $24.5 million, or 45% of total revenue, in the three months ended September 30, 2009 compared to $26.4 million, or 41% of total revenue, in the same period in 2008.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant. The impact of the depreciation in the value of the rupee was approximately $0.5 million less expense for the three months ended September 30, 2009, when compared to current period rupee expenditures at the prior year foreign exchange rates.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2009 and September 30, 2008. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2009	Margin	Three Months Ended September 30, 2008	Margin	Change 2009 versus 2008
					Three months ended September 30
					$ Change	% Change
Software solutions	$2,892	81%	$2,296	78%	$596	26%
Services	13,221	37%	22,218	33%	(8,997)	-40%
Maintenance	2,126	88%	2,368	89%	(242)	-10%

Total cost of revenues	$18,239	67%	$26,882	58%	$(8,643)	-32%

Cost of Software Solutions. These costs consist of:

•	Salaries and other related costs of employees who provide essential services to customize or enhance the software for the customer

•	Commissions paid to non-customer third parties in connection with joint marketing and other related agreements, which are generally expensed when they become payable

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

Cost of software solutions increased by 26% or $0.6 million for the three months ended September 30, 2009 compared to the same period in 2008. The increase was primarily caused by an increase in costs associated with hours worked on projects requiring essential services of $0.8 million partially offset by a reduction of $0.2 million in third-party commission and royalty expense.

During the three months ended September 30, 2009 and September 30, 2008, the costs attributable to the performance of essential services related to ASC 605 were $2.4 million and $1.6 million, respectively. The remaining costs of software solutions are not directly attributable to specific arrangements, so we do not believe there is a reasonable basis to calculate the cost of each type of software solutions transaction or the resulting contribution margin.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 40% or $9.0 million for the three months ended September 30, 2009 compared to the same period in 2008. This decrease was related primarily to a decrease in employee-related costs of $3.0 million attributable to a 12% decrease in average headcount, a decrease in usage of shared resources of $1.6 million primarily from our research and development group, a decrease in contractor related costs of $1.6 million and by a decrease in travel and entertainment expense of $1.6 million.

Cost of Maintenance. These costs consist of expenses for support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 10% or $0.2 million for the three months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily related to a decrease in employee-related costs attributable to a decrease in average headcount of 9%.

Total gross margin in the third quarter of 2009 was 67%, up 9 percentage points from the third quarter of 2008. This margin improvement was a result of significant focus on cost reductions in 2009. The year over year decline in total cost of revenues was primarily due to the decrease in cost of services as explained above. Unless we are able to grow our revenues, our current gross margin level is not sustainable. Due to variations from period to period depending on the mix of revenues, the Company will continue to focus on our consolidated gross margin when evaluating efficiency metrics.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30, 2009	Percent of Revenue	Three Months Ended September 30, 2008	Percent of Revenue	Change 2009 versus 2008
					Three months ended September 30
					$ Change	% Change
Sales and marketing	$9,064	17%	$10,518	16%	$(1,454)	-14%
Research and development	6,360	12%	7,384	11%	(1,024)	-14%
General and administrative	8,432	15%	9,402	15%	(970)	-10%
Amortization of intangibles	—	0%	25	0%	(25)	-100%
Restructuring charges and adjustments	(20)	0%	—	0%	(20)	-100%

Costs and expenses, subtotal	23,836		27,329		(3,493)	-13%
Intellectual property settlement, net	370		—		370	100%

Total operating expense	$24,206		$27,329		$(3,123)	-11%

Sales and Marketing Expense. These expenses consist primarily of personnel costs, commissions, office facilities, travel and promotional events such as trade shows, seminars, technical conferences, advertising and public relations programs. For the three months ended September 30, 2009, sales and marketing expense decreased 14% or $1.5 million when compared to the same period in 2008. The decrease was primarily related to a decrease in employee-related costs of $1.2 million resulting from our restructuring and reorganization efforts, which occurred in the first quarter of 2009.

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

Research and development expense for the three months ended September 2009 decreased 14% or $1.0 million compared to the same period in 2008. The decrease in research and development expense included a $1.1 million decrease in employee-related costs and a $0.5 million decrease in facilities costs partially offset by a decrease in shared resources loaned to Services for Services projects of $0.7 million. The decrease in employee-related expenses is due to a 10% decrease in average headcount when compared to the same period in 2008.

General and Administrative Expense. These expenses include the personnel and other costs of our finance, legal, accounting, human resources, information systems and executive departments, as well as external legal costs. General and administrative expense for the three months ended September 30, 2009 decreased 10% or $1.0 million compared to the same period in 2008 primarily due to a reduction in employee related costs of $0.8 million attributable to a 10% reduction in average headcount.

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

Intellectual Property Settlement, Net. For the three months ended September 30, 2009, we incurred $0.4 million of costs related the Oracle patent suit.

Non-Operating (Expense), Net

For the three months ended September 30, 2009 and September 30, 2008, non-operating (expense), net, was as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change 2009 versus 2008
			Three months ended September 30
			$ Change	% Change
		(as restated, see Note 10)
Interest income	$65	$1,212	$(1,147)	-95%
Interest expense	—	(1,872)	(1,872)	-100%
Foreign currency hedge and transaction losses, net	(97)	(639)	(542)	-85%
Other expense , net	(96)	(5,575)	(5,479)	-98%

Total non-operating expense, net	$(128)	$(6,874)	$(6,746)	-98%

Total non-operating expense decreased $6.7 million for the three months ended September 30, 2009 as compared to the same period in 2008.

Interest income decreased in the three-month period ended September 30, 2009, compared to the same period in 2008 due to lower yields on average cash balances and lower average cash balances. For the three months, ended September 30, 2009, average cash balances decreased 11%. The average rate earned for the three months ended September 30, 2009, was 0.13%, and for September 30, 2008, was 2.50%. The lower interest rates are due to changes in the general direction of market interest rates in the U.S., where the majority of our cash is held, and a change in the mix of our holdings. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in the Federal Funds rate. The Federal Funds rate decreased from 2.00% at September 30, 2008, to between 0.00% and 0.25% at September 30, 2009. Substantially all of our cash was held in US Treasury and US government agency MMMF.

Interest expense decreased $1.9 million in the period ended September 30, 2009 as compared to the same period in 2008. The decline is due to our Convertible Notes repurchases; see Note 3, Borrowings and Debt Issuance Cost. The incremental non-cash interest expense associated with ASC 470 for the three months ended September 30, 2008 was $0.6 million.

The decrease in other expense is primarily due to external expenses of $5.3 million in the three months ended September 30, 2008, related to the terminated merger with JDA. These merger expenses included investment banker fees, convertible debt consent fees, cost sharing fees and transaction related legal expenses. The incremental non-cash other income associated with the ASC 470 for the three months ended September 30, 2008 was $0.1 million.

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

Provision for Income Taxes

We recognized income tax expense of approximately $1.2 and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, representing effective income tax rates of 10.1% and 41.1% for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the three months ended September 30, 2009 and 2008 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.4 million for the three months ended September 30, 2009 and $0.6 million for the three months ended September 30, 2008. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments that are received net of the withheld taxes. Foreign withholding taxes generally are available to reduce domestic income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withholding taxes increase our income tax expense.

During the three months ended September 30, 2008, we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (“AMT”) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the three months ended September 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and totaled approximately $0.1 million for the three months ended September 30, 2009. Accrued interest and penalties were approximately $2.2 million at September 30, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

Analysis of Financial Results - Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Summary of Year-to-Date September 30, 2009 Results

•	Total revenue decreased $24.0 million from the same period in 2008

•	Total costs and expenses increased $45.1 million. The nine months ended September 30, 2008 amount reflects a benefit of $79.9 million related to the company’s intellectual property settlement.

•

Net income applicable to common stockholders was $21.7 million compared to $83.7 from the same period in 2008. The 2008 year-to-date amount includes the SAP litigation settlement of $78.4 million, net of external litigation expense and taxes.

•	Diluted earnings per share were $0.80 for the nine months ended September 30, 2009 and $3.15 for the same period in 2008

•	Cash flow from operations was $26.9 million versus cash flow from operations of $98.9 million in the 2008 period reflecting the receipt of $83.3 million from the SAP litigation settlement.

•	Total bookings were $181.9 million versus $177.0 million in the same period in 2008. Total bookings include $39.7 million and $12.1 million of multi-year contracts, respectively.

Revenues

The following table sets forth revenues and the percentages of total revenues of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2009 and September 30, 2008. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2009	Percent of Revenue	Nine Months Ended September 30, 2008	Percent of Revenue	Change 2009 versus 2008
					Nine months ended September 30
					$ Change	% Change
ASC 985 recognition	$1,990	1%	$2,710	1%	$(720)	-27%
ASC 605 recognition	24,330	14%	14,154	7%	10,176	72%
Recurring items	14,369	9%	17,938	9%	(3,569)	-20%

Total Software solutions	40,689	24%	34,802	18%	5,887	17%
Services	71,357	43%	92,666	48%	(21,309)	-23%
Maintenance	56,021	33%	64,588	34%	(8,567)	-13%

Total revenues	$168,067	100%	$192,056	100%	$(23,989)	-12%

Software Solutions Revenue. Total software solutions revenue increased 17% or $5.9 million for the nine months ended September 30, 2009 compared to the same period in 2008. The components of the changes in software solutions revenue are explained below.

Revenue recognized under the software revenue recognition provisions of ASC 985 decreased 27% or $0.7 million for the nine months ended September 30, 2009 compared to the same period of 2008. During the nine months ended September 30, 2009 we recognized revenue related to 16 contracts at an average of $0.1 million per contract compared to 26 contracts at an average of $0.1 million in the same period of 2008.

Revenue recognized under the contract accounting provisions of ASC 605 is dependent upon the amount of work performed on software solutions projects and milestones met during the applicable period on projects booked in prior periods. Revenue recognized under ASC 605 increased 72% or $10.2 million for the nine months ended September 30, 2009 when compared to the same period in 2008. During the nine months ended September 30, 2009, we recognized revenue related to 25 projects at an average of $1.0 million per project compared to 28 projects at an average of $0.5 million per project in the same period of 2008. The increase primarily resulted from the significant software solutions bookings in the first quarter of 2009.

Revenue from recurring items decreased by 20% or $3.6 million for the nine months ended September 30, 2009 when compared to the same period in 2008. This decrease resulted primarily from a license arrangement that was required to be recognized ratably over the 12-month term in 2008, which is subject to a maintenance agreement in 2009 as well as a lower amount of recurring revenue from one of our Supply Chain Leader deals that was renewed at a lower rate.

Services Revenue. Services revenue decreased 23% or $21.3 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was driven by a decline in demand for our services due to our customers’ economic constraints, resulting in a reduction in total billable hours of 17% with the rate per hour essentially flat. We adjusted our services capacity accordingly through cost reductions including decreasing our average services personnel headcount inclusive of contractors by 15%. The remaining decrease in services revenue was due to a reduction in reimbursable travel and entertainment expense.

Maintenance Revenue. Maintenance revenue decreased 13% or $8.6 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily due to the impact of lower renewal rates as well as cancellations of certain contracts by customers who previously had multiple maintenance agreements. This trend of lower renewal rates and customer losses may continue if our customers reduce their expenditures during the current economic downturn. In addition, a significant maintenance-paying customer decided not to renew maintenance in the second quarter of 2009, which resulted in a $2.0 million reduction in maintenance revenue for the nine months ended September 30, 2009 when compared to the same period in 2008.

International Revenue. Our international revenues included in the categories discussed above are primarily generated from customers located in Europe, Asia, Latin America and Canada. International revenue totaled $79.8 million, or 47% of total revenue, in the nine months ended September 30, 2009 compared to $79.3 million, or 41% of total revenue, in the same period in 2008.

Customer Concentration. During the periods presented, no individual customer accounted for more than 10% of total revenues.

Impact of Indian Rupee on Expenses

A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant. The impact of the depreciation in the value of the rupee was approximately $2.7 million less expense for the nine months ended September 30, 2009, when compared to current period rupee expenditures at the prior year foreign exchange rates.

Cost of Revenues

The following table sets forth cost of revenues and the gross margins of selected items reflected in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2009 and September 30, 2008. The period-to period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2009	Margin	Nine Months Ended September 30, 2008	Margin	Change 2009 versus 2008
					Nine months ended September 30
					$ Change	% Change
Software solutions	$7,214	82%	$7,784	78%	$(570)	-7%
Services	45,797	36%	68,313	26%	(22,516)	-33%
Maintenance	6,749	88%	7,866	88%	(1,117)	-14%
Amortization of acquired technology	—	—	4	—	(4)	-100%

Total cost of revenues	$59,760	64%	$83,967	56%	$(24,207)	-29%

Cost of Software Solutions. Cost of software solutions decreased 7% or $0.6 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily caused by a reduction in third-party commission and royalty expense.

During the nine months ended September 30, 2009 and September 30, 2008, the costs attributable to the performance of essential services related to software solutions projects recognized under ASC 605 was $5.5 million and $5.4 million, respectively.

Cost of Services. These costs consist of expenses associated with the delivery of non-essential services, such as implementation, integration, process consulting and training. Cost of services decreased 33% or $22.5 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily caused by a decrease in employee related costs of $8.4 million attributable to a decrease in average headcount of 10% , a decrease in usage of shared resources primarily from the research and development group of $3.1 million, a decrease in contractor costs of $3.7 million and a decrease in travel and entertainment of $4.2 million.

Cost of Maintenance. These costs consist of expenses for support services such as telephone support and unspecified upgrades/enhancements provided on a when-and-if-available basis. Cost of maintenance decreased 14% or $1.1 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily related to a decrease in employee-related costs attributable to a decrease in average headcount of 8%.

Amortization of Acquired Technology. In connection with our business acquisitions, we acquired developed technology that we offer as a part of our solutions. In accordance with applicable accounting standards, the amortization of acquired technology is included as a part of our cost of revenues because it relates to software products that are marketed to potential customers.

Total gross margin for the nine months ended September 30, 2009 was 64%, up 8 percentage points compared to the same period in 2008. This margin improvement was a result of significant focus on cost reductions in 2009. The year over year decline in total cost of revenues was primarily due to the decrease in cost of services as explained above. Unless we are able to grow our revenues, our current gross margin level is not sustainable. Due to variations from period to period depending on the mix of revenues, the Company will continue to focus on our consolidated gross margin when evaluating efficiency metrics.

Operating Expenses

The following table sets forth operating expenses and the percentages of total revenue for those operating expenses as reported in our condensed consolidated statements of operations and comprehensive income. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30, 2009	Percent of Revenue	Nine Months Ended September 30, 2008	Percent of Revenue	Change 2009 versus 2008
					Nine months ended September 30
					$ Change	% Change
Sales and marketing	$28,020	17%	$35,540	19%	$(7,520)	-21%
Research and development	20,124	12%	22,558	12%	(2,434)	-11%
General and administrative	25,695	15%	29,830	16%	(4,135)	-14%
Amortization of intangibles	25	0%	75	0%	(50)	-67%
Restructuring charges and adjustments	2,975	2%	—	0%	2,975	100%

Costs and expenses, subtotal	76,839		88,003		(11,164)	-13%
Intellectual property settlement, net	562		(79,860)		80,422	-101%

Total operating expense	$77,401		$8,143		$69,258	851%

Sales and Marketing Expense. For the nine months ended September 30, 2009, sales and marketing expense decreased 21% or $7.5 million when compared to the same period in 2008. The decrease in sales and marketing expense included a decrease in employee related costs of $4.5 million, a decrease in travel and entertainment expense of $1.4 million and a decrease in trade show and events of $1.3 million. The decrease in trade show events is due to the cancellation of our 2009 Planet event typically held in the second quarter. The Company will continue to evaluate Planet and other customer events in the future in light of then-current economic conditions. The decrease in employee-related costs is associated with our restructuring and reorganization efforts. The decrease in travel and entertainment is attributable to the implementation of cost control initiatives.

Research and Development Expense. For the nine months ended September 30, 2009, research and development expense decreased 11% or $2.4 million. The decrease includes a reduction in employee-related costs of $3.4 million and a decrease in facilities cost of $1.1 million partially offset by a decrease in shared resources loaned to Services for Services projects of $2.4 million. The decrease in employee-related expenses is due to a 7% decrease in average headcount when compared to the same period in 2008.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2009 decreased 14% or $4.1 million compared to the same period in 2008. The decrease is primarily due to a decrease in employee related expense of $1.0 million, a decrease in travel and entertainment expenses of $0.3 million, a decrease in temporary labor of $0.3 million, a decrease in facilities related costs of $0.3 million and a decrease in legal and litigation related expenses of $1.8 million related to the resolution of certain non-patent litigation activities, which date back to 2005.

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

Restructuring Expense. During the nine months ended September 30, 2009 we had $3.0 million in restructuring expense related to the involuntary termination of approximately 80 associates and no expense in the nine months ended September 30, 2008.

Intellectual Property Settlement, Net. For the nine months ended September 30, 2009, we incurred $0.6 million of costs related the Oracle patent suit. On June 23, 2008, we reached a settlement with SAP to settle existing patent litigation between i2 and SAP. Under the terms of the settlement, SAP agreed to pay i2 $83.3 million. We recorded the $83.3 million net of external patent litigation expense of $3.5 million for the nine months ended September 30, 2008.

Non-Operating (Expense), Net

For the nine months ended September 30, 2009 and September 30, 2008, non-operating (expense), net, was as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change 2009 versus 2008
			Nine months ended September 30
			$ Change	% Change
		(as restated, see Note 10)
Interest income	$261	$3,339	$(3,078)	-92%
Interest expense	(899)	(5,596)	(4,697)	-84%
Foreign currency hedge and transaction losses, net	(928)	(1,244)	(316)	-25%
Loss on extinguishment of debt	(892)	—	892	100%
Other expense, net	(175)	(5,094)	(4,919)	97%

Total non-operating expense, net	$(2,633)	$(8,595)	$(5,962)	-69%

Total non-operating expense decreased $6.0 million for the nine months ended September 30, 2009 as compared to the same period in 2008.

Interest income decreased in the nine-month period ended September 30, 2009, compared to the same period in 2008 due to lower yields on average cash balances, partially offset by higher average cash balances. For the nine months, ended September 30, 2009, average cash balances increased 15%. The average rate earned for the nine months ended September 30, 2009, was 0.16%, and for September 30, 2008, was 2.51%. The lower interest rates are due to changes in the general direction of market interest rates in the U.S., where the majority of our cash is held, and a change in the mix of our holdings. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in the Federal Funds rate. The Federal Funds rate decreased from 2.00% at September 30, 2008, to between 0.00% and 0.25% at September 30, 2009. For the majority of 2009, substantially all of our cash was held in money market accounts invested in US Treasury and US government agency MMMF.

Interest expense decreased $4.7 million in the period ended September 30, 2009 as compared to the same period in 2008. The decline is due to our Convertible Notes repurchases; see Note 3, Borrowings and Debt Issuance Cost. The incremental non-cash interest expense associated with ASC 470 for the nine months ended September 30, 2009 and 2008 is $0.3 million and $1.9 million respectively.

The repurchase of the notes resulted in a $0.9 million loss on extinguishment of debt.

The decrease in other expense is primarily due to external expenses of $5.3 million in the nine months ended September 30, 2008, related to the terminated merger with JDA. These merger expenses included investment banker fees, convertible debt consent fees, cost sharing fees and transaction related legal expenses. The incremental non-cash other income associated with ASC 470 for the nine months ended September 30, 2009 and 2008 is $0.05 million and $0.3 million respectively.

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

Provision for Income Taxes

We recognized income tax expense of approximately $4.2 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively, representing effective income tax rates of 14.8% and 5.9% for the corresponding periods. Various factors affect our effective income tax rate including, among others, changes in our valuation allowance, the effect of foreign operations, state income taxes (net of federal income tax benefits), certain non-deductible meals and entertainment expenses, research and development tax credits, and the effect of foreign withholding taxes. Our effective income tax rates during the nine months ended September 30, 2009 and September 30, 2008 differ from the U.S. statutory rate primarily due to the effect these items have on our valuation allowance.

Income tax expense included the effect of foreign withholding taxes of $0.9 million for the nine months ended September 30, 2009 and $1.7 million for the nine months ended September 30, 2008. Foreign withholding taxes are incurred on certain payments from international customers and are recorded upon receipt of such payments which are received net of the withheld taxes Foreign withholding taxes generally are available to reduce domestic federal regular income tax. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these withheld taxes increase our income tax expense.

The nine months ended September 30, 2009 include a benefit resulting from adjustments to our global transfer pricing accruals, including the expiration of certain tax years related to international operations. The nine months ended September 30, 2008 amount includes the effect of a tax refund of approximately $1.0 million related to our international operations.

During the nine months ended September 30, 2008, we recorded a benefit to operating expense of approximately $83.3 million related to the settlement of the SAP patent litigation. We utilized net operating loss carryforwards and other tax attributes to reduce taxes on the settlement. Accordingly, we recorded federal and state alternative minimum tax (“AMT”) of approximately $1.1 million and $0.1 million, respectively, and other state income taxes of approximately $0.2 million in income tax expense during the nine months ended September 30, 2008 related to the settlement. Alternative minimum tax generally is available to reduce regular income tax in the future. Due to our net operating loss carryforwards and associated valuation allowance against our domestic deferred tax assets, these amounts increase our income tax expense.

Estimated potential interest and penalties related to our unrecognized tax benefits within our global organization are recorded in income tax expense and resulted in a benefit of approximately $0.2 million for the nine months ended September 30, 2009. The benefit resulted from the reduction in interest and penalties associated with the adjustments to our global transfer pricing accruals mentioned above. Accrued interest and penalties were approximately $2.2 million at September 30, 2009. Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.

Contractual Obligations

During the three-month and nine-month periods ended September 30, 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2008 Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

Our working capital was $145.9 million at September 30, 2009 compared to $187.4 million at December 31, 2008, a reduction of $41.5 million or 22%. The reduction in working capital was principally attributable to the cash required for the convertible note repurchases during the first quarter of 2009 offset by an increase in cash flows due to our restructuring and reorganization in the first quarter of 2009. The reduction resulted from a $57.1 million decrease in current assets (comprised of a decrease of $51.6 million in cash, including restricted cash, a decrease of $0.8 million in other current assets and a decrease of $4.7 million in accounts receivable). This decrease in current assets was partially offset by a decrease in current liabilities of $15.5 million.

Our working capital balance at September 30, 2009 and December 31, 2008 included deferred revenue. At September 30, 2009 and December 31, 2008, we had approximately $43.8 million and $53.0 million, respectively, of deferred revenue recorded as a current liability, representing pre-paid revenue for all of our different revenue categories. Our deferred revenue balance includes a margin to be earned when it is recognized, so the conversion of the liability to revenue will require cash outflows that are less than the amount of the liability.

Our cash and cash equivalents decreased $52.5 million during the nine months ended September 30, 2009. This decrease is primarily the result of cash used in the repurchase of the Notes of $84.8 million; see Note 3, Borrowings and Debt Issuance Cost partially offset by the cash flow from operations of $26.9 million.

During the nine months, ended September 30, 2009, cash provided by operating activities was approximately $26.9 million. Management tracks projected cash collections and projected cash outflows to monitor short-term liquidity requirements and to make decisions about future resource allocations and take actions to adjust our expenses with the goal of remaining cash flow positive from operations on an annual basis. We believe that, as of September 30, 2009, the Company’s cash resources will be sufficient to meet our operating requirements for the next twelve months.

Cash used in investing activities was approximately $1.6 million during the nine months ended September 30, 2009. We had an increase in restricted cash of approximately $1.0 million and purchases of property, plant and equipment of $0.7 million.

During the nine months, ended September 30, 2009, cash used in financing activities was $78.1 million. The cash used is related to the $84.8 million used to repurchase our convertible notes partially offset by the $6.7 million received from the exercise of stock options.

At September 30, 2009, we had a net cash balance of $192.3 million compared to a net cash balance of $157.5 million at December 31, 2008. We define net cash as the sum of our total cash and cash equivalents and restricted cash minus the face value of our debt. As of September 30, 2009, we had a total of $6.7 million in restricted cash of which $5.7 million was pledged as collateral for letters of credit outstanding. The remaining $1.0 million in restricted cash was held primarily for bank guarantees.

Sensitivity to Market Risks

Foreign Currency Risk. Revenues originating outside of the United States, a portion of which are denominated in foreign currencies, totaled 45% and 41% for the three months ended September 30, 2009 and September 30, 2008, respectively, and totaled 47% and 41% for the nine months ended September 30, 2009 and September 30, 2008, respectively. Since we conduct business on a global basis in various foreign currencies, we are exposed to movements in foreign currency exchange rates. We utilize a foreign currency-hedging program that uses foreign currency forward exchange contracts to reduce the effect of various nonfunctional currency exposures. The objective of this program is to reduce the effect of changes in foreign currency exchange rates on our results of operations. Furthermore, our goal is to offset foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. Our risk activities cannot completely protect us from the risk of foreign currency losses as our currency exposures are constantly changing and we do not attempt to mitigate foreign currency risks of all our exposures. A large portion of our employee base is located in India, and as a result, a significant portion of our fixed expenses is denominated in the Indian Rupee (INR). Therefore, as the INR exchange rate fluctuates against the U.S. Dollar (USD), the resulting impact on our consolidated USD expenses can be significant.

Interest Rate Risk. Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We typically invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds and taxable and tax-exempt variable-rate and fixed-rate obligations of corporations and federal, state and local governmental entities and agencies. These investments are primarily denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily operating balances and are generally invested in short-term time deposits of the local operating bank. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are sensitive to changes in interest rates. The Federal Reserve Board influences the general direction of market interest rates in the U.S. where the majority of our cash and investments are held. The Federal Funds rate decreased from 2.00% at September 30, 2008, to between 0.00% and 0.25% at September 30, 2009. As of September 30, 2009 and 2008, the weighted-average yield on cash and cash equivalent balances was 0.13% and 2.50%, respectively.

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

The recent and continuing disruptions in the financial markets may adversely affect the availability of credit already arranged and the availability and cost of credit in the future, which could result in bankruptcy or insolvency for customers, which would affect our cash collections from our accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and globally.

Inflation. Inflation has not had a material impact on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the section captioned “Sensitivity to Market Risks,” included in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our company that are designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is accumulated and communicated to our company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Delays in Completing or the Failure to Complete the Announced Merger with JDA Software Group, Inc. Poses a Significant Risk to Our Business.

On November 4, 2009, we entered into the Merger Agreement with JDA relating to the acquistion of i2 by JDA. We cannot provide any assurance that the Merger will be consummated. If the Merger is consummated, we cannot assure you of the timing of the closing. As we have previously disclosed, a proposed merger with JDA in 2008 was not successfully completed and was terminated in December 2008. In light of the foregoing factors, there can be no assurance that the parties will be able to close the currently proposed Merger as contemplated by the Merger Agreement. In the event that the Merger is not completed or is delayed, we may experience, among other things, downward pressure on our stock; lawsuits; uncertainty for our management, sales staff, and other employees; and uncertainty for existing and potential customers regarding our ability to meet our contractual obligations. Such distractions could harm our business, the results of operations, cash flow, and our overall financial condition.

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

31.2

—     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer of i2.

32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jackson L. Wilson, Jr., Chairman and Chief Executive Officer of i2.

32.2

—     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael J. Berry, Executive Vice President, Finance and Accounting, and Chief Financial Officer of i2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

i2 TECHNOLOGIES, INC.

November 6, 2009	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Finance and Accounting, and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting and Financial Officer)